Form 10-Q
period 1996-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 1996-08-20
CIK 916444

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.

                         FORM 10Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996                Commission File
                                               Number: 0-28498

                PARADIGM MEDICAL INDUSTRIES, INC.
                ---------------------------------
                   Exact Name of Registrant.


         DELAWARE                                 87-0459536
- --------------------------------            ---------------------
(State or other jurisdiction                IRS Identification
of incorporation or organization)           Number

1772 West 2300 South, Salt Lake City, Utah             84119
- ------------------------------------------             -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
  including Area Code                        (801) 977-8970
                                            ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES               NO  XX
                     ----             ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of the close of the period covered by this report.

Class A Common Stock, $.001 par value             2,107,302
- --------------------------------------        -----------------------
          Title of Class                      Number of Shares
                                              Outstanding as of
                                              June 30, 1996

Series A Preferred, $.001 par value               122,764
- ------------------------------------          -----------------------
          Title of Class                      Number of Shares
                                              Outstanding as of
                                              June 30, 1996

Series B Preferred, $.001  par value              499,017
- -------------------------------------         ------------------------
          Title of Class                      Number of Shares
                                              Outstanding as of
                                              June 30, 1996

                 PARADIGM MEDICAL INDUSTRIES, INC.
                             FORM 10Q

                    QUARTER ENDED JUNE 30, 1996

                        TABLE OF CONTENTS

                  PART I - FINANCIAL INFORMATION

                                                               Page No.
                                                               --------
Item 1.  Financial Statements
- -------
       Balance Sheets  . . . . . . . . . . . . . . . . . . .      3

       Statement of Operations . . . . . . . . . . . . . . .      4

       Statements of Changes in Stockholders' Equity . . . .   5 to 6

       Statements of Cash Flows. . . . . . . . . . . . . . .   7 to 8

       Notes to Financial Statements . . . . . . . . . . . .   9 to 20


Item 2. Management's Discussion and Analysis of
- ------- Financial Condition and Results of Operations  . . .  21 to 23


                  PART II - OTHER INFORMATION

        Other Information  . . . . . . . . . . . . . . . . .    24

        Signature Page . . . . . . . . . . . . . . . . . . .    25

          PARADIGM MEDICAL INDUSTRIES, INC.
                   BALANCE SHEETS
                       ------

                               September 30,      June 30,
                                  1995              1996
                               ------------       ----------
                                                  (Unaudited)
     ASSETS
Current assets:
  Cash and cash
    equivalents                $  338,218        $   204,682
  Accounts receivable             104,899            117,375
  Inventories                     400,900            363,776
  Prepaid expenses                 21,643              4,680
                               ----------        -----------
  Total current assets            865,660            690,513

Property and equipment, net        50,136            102,610
Debt offering costs                                   25,828
Deferred public offering
  costs                                              230,017
                               ----------        -----------
      Total assets             $  915,796        $ 1,048,968
                               ==========        ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable             $  304,698        $  382,804
  Accrued expenses                 46,081           109,946
  Current portion of
    long-term debt                 21,235           595,005
                               ----------        ----------
      Total current
      liabilities                 372,014        $1,087,755
                               ----------        ----------
Long-term debt,
  less current portion             60,247            42,515
                               ----------        ----------
Commitments (Note 8)

Stockholders' equity:
  Preferred stock,
    Authorized: 10,000,000
    no par value shares at
    September 30, 1995 and
    5,000,000 $.001 par value
    shares at March 31, 1996:
  Series A, Authorized:
    500,000 shares; issued
    and outstanding: 116,000
    no par value shares at
    September 30, 1995 and
    122,764 $.001 par value
    shares at March 31, 1996
    (aggregate liquidation
    preference of $122,764
    at March 31, 1996)            403,680               123
  Series B, Authorized:
    500,000 shares; issued
    and outstanding: 493,000
    no par value shares at
    September 30, 1995 and
    499,017 $.001 par value
    shares at March 31, 1996
    (aggregate liquidation
    preference of $1,996,068
    at March 31, 1996)          1,653,120               499
  Series A, committed to be
    issued: 6,764 shares           27,056
  Series B, committed to be
    issued:  6,017 shares          24,068
  Additional paid-in capital,
    preferred stock                               2,107,302
  Common stock, Authorized:
    20,000,000 shares; issued
    and outstanding: 1,985,573
    no par value shares at
    September 30, 1995 and
    2,131,598 $.001 par value
    shares at March 31, 1996      980,378            2,132
  Additional paid-in capital,
    common stock                                 1,346,860
  Treasury stock, 2,600
    shares, at cost                (3,777)          (3,777)
  Unearned compensation                           (104,182)
    Accumulated deficit        (2,600,990)      (3,430,259)
                               -----------      -----------
      Total stockholders'
        equity                    483,535          (81,302)
                                ---------       ----------
     Total liabilities
      and stockholders'
      equity                   $  915,796       $ 1,048,968
                               ==========       ===========

       The accompanying notes are an integral
          part of the financial statements

                       PARADIGM MEDICAL INDUSTRIES, INC.

                            STATEMENTS OF OPERATIONS
                                   ------
                              Year ended                 Nine months ended
                             September 30,                   June 30,
                     ------------------------     --------------------------
                       1994            1995           1995            1996
                     -----------   -----------    -----------    -----------
                                                  (Unaudited)    (Unaudited)
Sales                $  467,881    $  507,584     $  381,266    $  291,022
Cost of sales           308,446       266,348        238,897       154,077
                     ----------    ----------     ----------     ---------
     Gross profit       159,435       241,236        142,369       136,945
                     ----------     ----------    ----------     ---------
Operating expenses:
  Marketing and
    selling             350,782       428,265        275,049       164,210
  General and
    administrative      337,285       407,803        292,903       486,249
  Research and
    development         207,451       236,043        125,218       100,850
                     ----------    ----------      ---------     ---------
Total operating
  expenses              895,518     1,072,111        693,170       751,309
                     ----------    ----------      ---------     ---------
Operating loss         (736,083)     (830,875)      (550,801)     (614,364)
                     ----------    ----------      ---------     ---------
Other income
(expense):
  Costs associated
    with relinquish-
    ment of anti-
    dilution rights                    (3,425)                    (179,000)
  Interest income                      10,124          4,618         7,633
  Interest expense     (15,942)        (8,381)        (6,330)      (43,538)
                     ----------    ----------     ----------    ----------
                       (15,942)        (1,682)        (1,712)     (214,905)
                     ----------    ----------      ---------    ----------
Net loss              (752,025)      (832,557)      (552,513)     (829,269)

Preferred stock
  dividend on 6%
  Series A and
  12% Series B
  Preferred Stock                     (51,124)       (51,124)
                    -----------    ----------       --------     ---------
Net loss attributable
  to common
  shareholders       $ (752,025)   $ (883,681)    $ (603,637)   $ (829,269)
                     ==========    ==========     ==========    ==========

Net loss per
common share              $(.32)        $(.38)         $(.26)        $(.35)
                     ==========    ==========     ==========    ==========

Shares used in
  computing net loss
  per common share    2,329,831     2,352,031      2,352,031     2,352,031
                     ==========    ==========     ==========    ==========

                                    The accompanying notes are an integral
                                       part of the financial statements

                             PARADIGM MEDICAL INDUSTRIES, INC.
                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          --------

                                               Preferred Stock
                             -----------------------------------------------

                                   Series A                Series B
                             ---------------------      --------------------
                             No. of
                             Shares       Amount         Shares      Amount
                             ------       ------         ------      ------
Balance at
September 30, 1993

Issuance of 6%
Series A Preferred Stock
  (net of offering costs
  of $60,320)                116,000    $ 403,680

Issuance of 12%
  Series B Preferred Stock
  (net of offering costs
  of $59,530)                                            60,750     $183,470
                            --------    ---------       -------     ---------
Balance at September
  30, 1994                   116,000      403,680        60,750      183,470

Issuance of 12% Series
  B Preferred Stock
  (net of offering costs
  of $259,350)                                          432,250    1,469,650

6% Series A Preferred
  Stock committed to
  be issued as a stock
  dividend

12% Series B Preferred
  Stock committed to
  be issued as a stock
  dividend                  ---------   ----------      --------   ----------

Balance at September
  30, 1995                   116,000      403,680       493,000     1,653,120

Issuance of 6% Series
  A Preferred Stock
  dividend (unaudited)         6,764       27,056

Issuance of 12% Series
  B Preferred Stock dividend
  (unaudited)                                             6,017        24,068

Conversion of no par
  value preferred shares
  to $.001 par value
  preferred shares upon
  reincorporation in Delaware
  (unaudited)                            (430,613)                 (1,676,689)
                           ---------     ---------      -------    ----------

Balance at June 30,
  1996 (unaudited)           122,764     $    123       499,017    $      499
                           =========     ========       =======    ==========



                         PARADIGM MEDICAL INDUSTRIES, INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (Continued)
                                     --------

                                        Preferred Stock
                -----------------------------------------------------------
                      Series A                Series B
                      Committed               Committed
                     to be issued           to be issued
                   ------------------     ----------------    Additional
                    No. of                No. of             Paid in Capital
                    Shares    Amount      Shares    Amount   Preferred Stock
                    ------    ------      ------    ------   ---------------
Balance at
  September 30,
  1993

Issuance of 6%
  Series A Preferred
  Stock (net of
  offering costs
  of $60,320)

Issuance of 12%
  Series B Preferred
  Stock (net of
  offering costs
  of $59,530)       -------   ---------   -------   ---------

Balance at
  September 30, 1994
  Issuance of 12%
  Series B Preferred
  Stock (net of
  offering costs of
  $259,350)

6% Series A
  Preferred Stock
  committed to be
  issued as a stock
  dividend           6,764    $ 27,056

12% Series B
  Preferred Stock
  committed to
  be issued as a
  stock dvidend                           6,017    $ 24,068
                 ---------   ---------  --------   --------

Balance at
  September
  30, 1995          6,764      27,056     6,017      24,068

Issuance of
  6% Series
  A Preferred
  Stock dividend
  (unaudited)      (6,764      (27,056)

Issuance of 12%
  Series B
  Preferred Stock
  dividend
  (unaudited)                            (6,017)    (24,068)

Conversion of no
  par value
  preferred shares
  to $.001 par
  value preferred
  shares upon
  reincorporation
  in Delaware
  (unaudited)                                                  $2,107,302
               ---------    ---------    -------   ---------   ----------

Balance at
  June 30,
  1996
  (unaudited)               $                       $           $2,107,302
               =========     ========    =======    ==========  ==========

                          The accompanying notes are an integral
                              part of the financial statements

                     PARADIGM MEDICAL INDUSTRIES, INC.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, Continued
                                                   --------

               Common Stock                  Treasury Stock
             -----------------             -----------------
                                 Additional
                                  Paid-in-
                                  capital,                 Unearned   Accumu-
              No. of              Common   No. of          Compen-    lated
              Shares     Amount   Stock    Shares  Amount   sation    Deficit
              ------     ------   ------   ------  ------  --------   -------
Balance at
  September
  30, 1993    1,942,221  $842,852           2,600  $(3,777)          $(965,284)

Issuance of
  common stock
  for services
  and for
  preferred
  stock offering
  costs          19,197    25,876

Issuance of
  common stock
  for cash       20,730   108,225

1994 net loss                                                         (752,025)
                -------   -------  ------  ------  -------            ---------
Balance at
  September
  30, 1994    1,982,148   976,953          2,600   (3,777)          (1,717,309)

Issuance of
  common stock
  for relin-
  quishment of
  anti-dilution
  rights          3,425     3,425

1995 net loss                                                        (832,557)

Preferred
  stock dividend
  on 6% Series A
  and 12% Series
  B Preferred
  Stock                                                                (51,124)
                --------  ------  ------  -------  -------            ---------
Balance at
  September
  30, 1995     1,985,573  980,378           2,600   (3,777)        (2,600,990)

Issuance of
  previously
  committed
  common stock
  for services
  rendered in
  connection
  with Series B
  Preferred
  Stock offering
  (unaudited)    25,000    10,251

Issuance of
  common stock
  for relin-
  quishment of
  anti-dilution
  rights
  (unaudited)    20,000    30,000

Transfer of
  common stock
  from Company
  officers
  for relin-
  quishment of
  anti-dilution
  rights
  (unaudited)                      $ 149,000

Issuance of
  common stock
  for future
  services
  (unaudited)  101,025     151,538                      $(151,538)

Amortization
  of unearned
  compensation
  (unaudited)                                              47,356

Issuance of
  warrants in
  connection
  with private
  placement of
  notes (net
  of offering
  costs of
  $2,175)
  (unaudited)                         27,825

Conversion
  of no par
  value common
  shares to
  $.001 par
  value common
  shares upon
  reincorporation
  in Delaware
  (unaudited)          (1,170,035) 1,170,035

Net loss
  for nine
  months ended
  June 30,
  1996
  (unaudited)                                                        (829,269)
             --------  -----  ---------  -----  -------- --------   ---------
Balance at
  June 30,
  1996
  (unaudited)2,131,598 $2,132 $1,346,860 2,600  $(3,777) $(104,182) $(3,430,259)
             ========= ====== ========== =====  ======== =========  ===========

                                    The accompanying notes are an integral
                                       part of the financial statements

                         PARADIGM MEDICAL INDUSTRIES, INC.

                              STATEMENTS OF CASH FLOWS
                                     --------
                                    Year ended               Nine months ended
                                   September 30,                 June 30,
                                --------------------     --------------------
                                 1994         1995      1995        1996
                                 ------       -----     -----       ------
                                                       (Unaudited) (Unaudited)
Cash flows from
operating activities:
  Net loss                      $(752,025) $ (832,557)  $(552,513) $(829,269)
  Adjustments to
  reconcile net loss to
  net cash used in
  operating activities:
    Depreciation                    3,172       5,518       3,731     13,173
    Equipment transferred
      for services                  2,177
    Issuance of common stock
      for services and
      relinquishment of anti-
      dilution rights              13,047       3,425                179,000
    Amortization of
      unearned compensation                                           47,356
    Amortization of debt
      offering costs                                                  15,497
    Issuance of bridge note and
      warrants for services                                           25,000
    Increase (decrease) from
      changes in:
        Accounts receivable      (177,555)     86,458     128,233    (12,476)
        Inventories                31,466     378,645)   (320,531)    37,124
        Prepaid expenses            1,198      (6,043)     15,600     16,963
        Deferred public
          offering costs             -0-          -0-        -0-     (80,826)
        Accounts payable           82,085     144,091     (37,224)  (138,585)
        Accrued expenses            1,907      (2,095)    (22,672)    74,116
                                ---------   ---------   ---------   ---------
    Net cash used in
    operating activities         (794,528)   (979,848)   (785,376)  (652,927)
                                ---------   ---------   ---------   --------
Cash flows from
investing activities:
  Purchase of property
    and equipment                 (12,112)    (40,681)    (11,169)   (41,647)
                                ---------   ---------    --------   --------
 Net cash used in investing
   activities                     (12,112)    (40,681)    (11,169)   (41,647)
                                ---------   ---------    --------   --------
Cash flows from
financing activities:
  Proceeds from issuance
    of promissory notes and
    warrants                                                         575,000
  Proceeds from long-term debt     20,000      22,549
  Principal payments on
    long-term debt                (12,807)   (143,260)   (139,027)   (13,962)
  Proceeds from issuance
    of common stock               108,225
  Proceeds from issuance
    of preferred stock            707,000   1,729,000   1,319,000
  Issuance costs -
    preferred stock               (96,770)   (259,350)   (206,850)
                                ---------   ---------   ---------   --------
    Net cash provided by
      financing activities        725,648   1,348,939   1,033,123    561,038
                                ---------   ---------   ---------   --------
 Net increase (decrease)
  in cash and cash equivalents    (80,992)    328,410     236,578   (133,536)

 Cash and cash equivalents
   at beginning of period          90,800       9,808       9,808    338,218
                                ---------   ---------   ---------  ---------
 Cash and cash equivalents
   at end of period              $  9,808  $  338,218   $ 246,386  $ 204,682
                                =========   =========   =========  =========


                      The accompanying notes are an integral
                          part of the financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOWS, Continued
                                --------

                                     Year ended          Nine months ended
                                    September 30,            June 30,
                                 ------------------   ----------------------
                                 1994         1995      1995        1996
                                 -------    -------   ----------  ----------
                                                                                    (Unaudited) (Unaudited)
Supplemental disclosure
of cash flow information:
  Cash paid for interest         $15,711   $ 8,895   $ 8,981     $ 6,271

Supplemental disclosure
of noncash investing and
financing activities:
   Preferred stock dividend
   on 6% Series A and 12%
   Series B Preferred Stock                $51,124   $51,124

Issuance of common stock for
services rendered in connection
with preferred stock offering    $12,829                        $ 10,251

Liability incurred for services
rendered in connection with
preferred stock offering         $10,251

Equipment purchased with
accounts payable                                                $ 24,000

Common stock issued for
future services                                                 $151,538

Issuance costs for promissory
notes and warrants financed
with accounts payable                                           $ 43,500

Deferred public offering
costs financed with accounts
payable                                                         $149,191

                   The accompanying notes are an integral
                      part of the financial statements

                    PARADIGM MEDICAL INDUSTRIES, INC.

                      NOTES TO FINANCIAL STATEMENTS
                                 -----

1.   Organization and Significant Accounting Policies:

     Organization

     Effective May 5, 1993, French Bar Industries, Inc. (French
Bar) entered into a merger agreement with Paradigm Medical, Inc. (Paradigm) a California Corporation incorporated in October 1989. The agreement merged French Bar and Paradigm Medical, Inc. into a single public corporation under the name of Paradigm Medical Industries, Inc. (the Company). Pursuant to the merger, French Bar caused a 1-for-7.96 reverse stock split of its shares of common stock and the former shareholders of French Bar received a total of 166,431 shares. The value assigned to the 166,431 shares of $343,965 was charged to expense as French Bar had no net assets at the date of the merger (see Note 1 - Restatement of 1993 Financial Statements). For accounting purposes the merger has been accounted for as a purchase with Paradigm treated as the acquirer because the shareholders of Paradigm obtained control of the Company.

     Since its inception in October 1989, the Company has been engaged in marketing and selling advanced surgical systems for cataracts, various attachments and disposable accessories. The Company is in the process of introducing a proprietary laser-based surgical machine which is expected to become its core business.

     Revenues recognized to date primarily represent revenues from the sale of the Company's conventional ultrasound cataract surgery machine (the Precisionist). The Company has recognized minimal revenue from the sale of its proprietary laser-based product, the Photon LaserPhaco System (the Photon). In May, 1995 the Company received regulatory approval to manufacture the Photon in limited quantities and conduct clinical trials in the U.S. on a limited basis. Clinical trials of the Photon commenced in April, 1996. The Company's ability to achieve profitability depends primarily upon its ability to obtain the regulatory approvals required to manufacture and market the Photon on an unlimited scale.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in three banks in Salt Lake City, Utah. The Company's deposits with these institutions may, at times, exceed federally insured limits.

     Inventories

     Inventories are stated at the lower of cost or market, with cost determined using the weighted average method. Inventories consist primarily of components for the Precisionist and the Photon at September 30, 1995.

     Property and Equipment

     Property and equipment are recorded at cost. Replacement and major improvements are capitalized and maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any resulting gain or loss is charged to operations.

                      Continued

          PARADIGM MEDICAL INDUSTRIES, INC.

                       ------

1.   Organization and Significant Accounting Policies,
Continued:

     Property and Equipment, Continued

     Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

     Debt Offering Costs

     Debt offering costs related to the private placement of promissory notes (see Note 10) are being amortized on a straight-line basis (which approximates the interest method) over the one year term of the notes.

     Deferred Public Offering Costs

     Costs associated with the Company's proposed public offering (see Note 10) have been deferred. Such costs will be netted against the offering proceeds unless the offering is terminated, at which time they will be charged to expense.

     Income Taxes

     As discussed in Note 5, the Company follows the liability method of accounting for income taxes.

     Stock Splits

     As discussed above, effective May 5, 1993, French Bar entered into a merger agreement with Paradigm Medical, Inc.. Pursuant to the merger, French Bar caused a 1-for-7.96 reverse stock split of its shares of common stock. On April 5, 1994, the Company's Board of Directors declared a one-for-five reverse stock split of its shares of common stock. All references to number of shares have been restated to reflect the effects of the merger and stock split.

     Research and Development

     Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company.

     Net Income (Loss) Per Share

     Net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock and common stock equivalents outstanding. Pursuant to the rules of the Securities and Exchange Commission, common stock equivalents related to common stock, stock options and warrants issued within one year prior to the proposed initial public offering have been included as if they were outstanding for all periods presented. Other common stock equivalents have not been included in loss years because they are anti-dilutive.

                      Continued

          PARADIGM MEDICAL INDUSTRIES, INC.

                       -------


1.   Organization and Significant Accounting Policies,
Continued:

     Unaudited Financial Information

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations and its cash flows for the nine months ended June 30, 1995 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     Concentration of Credit Risk

     Accounts receivable are due from medical distributors, surgery centers, hospitals and ophthalmologists located throughout the U.S. and a number of foreign countries. The receivables, which are collateralized, are generally due within thirty days for domestic customers and sixty days for international customers. Credit losses historically have not been significant.

     Reclassifications

     Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation. These reclassifications had no effect on stockholders' equity or net loss.

     Restatement of 1993 Financial Statements

     During May, 1996 the Company determined that the 166,431 shares of common stock issued to the former shareholders of French Bar were incorrectly assigned no value. The financial statements for the year ended September 30, 1993 have been restated to increase common stock and the accumulated deficit by the estimated fair market value of the shares issued of $343,965.

2.   Going Concern:

     The financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $832,557 during the year ended September 30, 1995 and as of September 30, 1995 the Company had an accumulated deficit of $2,600,900. As discussed in Note 1, the Company's ability to achieve profitability depends primarily upon its ability to obtain the regulatory approvals required to manufacture and market the Photon on an unlimited scale. Obtaining these approvals will require funds which are in excess of available working capital. As discussed in Note 10, the Company has decided to provide its holders of Series B Preferred stock a rescission offer. The offer could obligate the Company to refund up to $166,000 plus accrued interest of $19,000, an amount which is in excess of available working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                      Continued

          PARADIGM MEDICAL INDUSTRIES, INC.

                       -------

2.   Going Concern, Continued:

     Under the current circumstances, the Company's ability to continue as a going concern depends upon the successful public offering of the Company's equity securities (see Note 10). If the public offering is not successful, the Company intends to issue equity securities in a private placement to accredited investors (see Note 6). No adjustments have been made to the accompanying financial statements for this uncertainty.

3.   Property and Equipment:

     Property and equipment consist of the following:

                           September 30,       June 30,
                                1995              1996
                           ------------        ----------
                                               (Unaudited)
Automobile                    $26,099          $  26,099
Office equipment                9,808             64,408
Furniture and fixtures          6,019             17,066
Computer equipment             17,414             17,414
                              -------          ---------
                               59,340            124,987
Accumulated depreciation       (9,204)           (22,377)
                              -------          ---------
                              $50,136           $102,610
                              =======          =========

4.   Long-term Debt:

Long-term debt consists of the following:


                           September 30,      June 30,
                              1995              1996
                           ------------      ----------
                                            (Unaudited)
Note payable to finance
company, collateralized
by property and equipment,
accounts receivable and
inventories, bearing
interest at prime (8.75%
at September 30, 1995 and
8.25% at June 30, 1996)
plus 4%, payable in
monthly installments of
$1,183, due February, 1998.  $ 31,779        $  24,709

Note payable to finance
company, collateralized
by property and equipment,
accounts receivable and
inventories, bearing
interest at prime (8.75%
at September 30, 1995 and
8.25% at June 30, 1996)
plus 4%, payable in
monthly installments of
$884, due February, 1998.     27,154            22,160


                      Continued

          PARADIGM MEDICAL INDUSTRIES, INC.

                       -------

4.   Long-term Debt, Continued:


                              September 30,      June 30,
                                 1995              1996
                              ------------      ----------
                                               (Unaudited)
Note payable to bank,
collateralized by an
automobile, bearing
interest at 9.95%,
payable in monthly
installments of $418,
due September, 2001.           $ 22,549         $  20,651

Promissory notes
payable to individuals,
including $24,106 payable
to an officer of the
Company, bearing interest
at an imputed rate of 18%,
and due the earlier of
the Company raising at
least $4,000,000 through
a public offering or
December 31, 1996 (see
Note 10).                                         570,000
                              ----------        ---------
                                  81,482          637,520

Current portion of
long-term debt                   (21,235)        (595,005)
                              ----------        ---------
                                $ 60,247        $  42,515
                              ==========        =========


The Company's long-term debt has scheduled maturities for years ending September 30 as follows:



     1996                             $21,235
     1997                              24,017
     1998                              22,119
     1999                               5,086
     2000                               4,305
     Thereafter                         4,720
                                      -------
                                      $81,482
                                      =======


5.   Income Taxes:

     Effective September 1, 1993, the Company adopted the liability method of accounting for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences reverse. Prior to 1993, income taxes were calculated in accordance with SFAS No. 96. The adoption of SFAS No. 109 did not have an impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforwards was fully offset by a valuation allowance.

                      Continued

          PARADIGM MEDICAL INDUSTRIES, INC.

                        -----

5.   Income Taxes, Continued:

     At September 30, 1995, the Company has net operating loss carryforwards for income tax purposes of approximately $2,010,000 and research and development tax credit carryforwards of approximately $33,800. These carryforwards are available to offset future taxable income, if any, and expire in the years
2005  through  2010.   The  Company's  utilization  of these
carryforwards against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent (see Note 10).


     The components of the net deferred tax asset as of September 30, 1995 are as follows:


Deferred tax assets:
  Net operating
  loss carryforwards                   $ 684,000
  Research and development
    tax credit carryforwards              33,800
  Valuation allowance                   (717,800)
                                       ---------
  Net deferred tax asset               $    -
                                       =========


     The Company recognized no income tax benefit from the losses generated in the year ended September 30, 1994 and 1995 and the nine months ended June 30, 1996.

     The valuation allowance increased by $272,000 during fiscal 1994 and $309,800 during fiscal 1995 primarily as a result of the increase in deferred tax assets related to net operating losses. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its laser-based Photon, the Company believes that a full valuation allowance should be provided.

6.   Preferred Stock:

     On September 1, 1993 the Company established a series of non-voting preferred shares designated as the 6% Series A Preferred Stock, consisting of 500,000 shares with no par value, of which 116,000 shares were issued and outstanding as of September 30, 1995 and 122,764 issued and outstanding as of June 30, 1996. This series is part of the Company's 5,000,000 authorized shares (10,000,000 authorized shares as of September 30, 1995) of non-voting preferred stock (see Note 10). The Series A Preferred Stock has the following rights and privileges:

     1. The holders of the shares are entitled to dividends at the rate of twenty-four cents ($.24) per share per annum, payable in cash only from surplus earnings of the Company or in additional shares of Series A Preferred Stock, and because dividends are non-cumulative, no deficiencies in dividend payments from one year can be carried forward to the next.

                      Continued

          PARADIGM MEDICAL INDUSTRIES, INC.

                      --------

6.   Preferred Stock, Continued:

     2. Upon the liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $1.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs.

     3. The shares are convertible at the option of the holder at any time into common shares, based on an initial conversion rate of one share of Series A Preferred Stock for 1.2 common shares.

     4.   The holders of the shares have no voting rights.

     5. The Company may, at its option, redeem all of the then outstanding shares of the Series A Preferred Stock at a price of $4.50 per share, plus accrued and unpaid dividends related to the fiscal year in which such redemption occurs.

     In connection with the private placement of the Company's Series A Preferred Stock, the Company committed to grant the placement agent warrants to purchase 11,600 shares of its Series A Preferred Stock at a price of $4.00 per share. Certain provisions governing these warrants, such as the exercise period, have not been established.

     On April 21, 1995, the Company declared a 6% preferred stock dividend in the amount of $27,056 to all shareholders of record as of December 31, 1994, which was paid through the issuance of 6,764 shares of Series A Preferred Stock on January 8, 1996.

     On May 9, 1994, the Company established a series of non-voting preferred shares designated as the 12% Series B Preferred Stock, consisting of 500,000 shares with no par value, of which 493,000 shares were issued and outstanding as of September 30, 1995 and 499,017 issued and outstanding as of June 30, 1996. This series is also part of the Company's 5,000,000 authorized shares (10,000,000 authorized shares as of September 30, 1995) of non-voting preferred stock (see Note 10). The Series B Preferred Stock have the following rights and privileges:

     1. The holders of the shares are entitled to dividends at the rate of forty-eight cents ($.48) per share per annum, payable in cash only from surplus earnings of the Company or in additional shares of Series B Preferred Stock, and because dividends are non-cumulative, no deficiencies in dividend payments from one year can be carried forward to the next.

     2. Upon the liquidation of the Company, the holders of the Series B Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $4.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Such right, however, is subordinate to the right of the holders of Series A Preferred Stock to receive an amount equal to $1.00 per share plus accrued and unpaid dividends.

     3. The shares are convertible at the option of the holder at any time into common shares, based on an initial conversion rate of one share of Series B Preferred Stock for 1.2 common shares.

     4.   The holders of the shares have no voting rights.

                      Continued

          PARADIGM MEDICAL INDUSTRIES, INC.

                       -------

6.   Preferred Stock, Continued:

     5. The Company may, at its option, redeem all of the then outstanding shares of the Series B Preferred Stock at a price of $4.50 per share, plus accrued and unpaid dividends related to the fiscal year in which such redemption occurs.

     In connection with the private placement of the Company's Series B Preferred Stock, the Company granted the placement agent warrants to purchase 21,525 shares of its common stock at $3.00 per share and granted an individual 25,000 shares of common stock. These warrants expire on December 31, 1999.

     On April 21, 1995, the Company declared a 12% preferred stock dividend in the amount of $24,068 to all shareholders of record as of December 31, 1994, which was paid through the issuance of 6,017 shares of Series B Preferred Stock on January 8, 1996.

7.   Related Party Transactions:

     The Company has subcontracted the manufacturing of its Precisionist and Photon LaserPhaco systems to a company that is a shareholder under an exclusive contract, which expires July 17, 1997. This contract prohibits the shareholder company from manufacturing complete ultrasound or laser surgical systems for any other company, without permission from the Company. During fiscal 1994 and 1995, the Company purchased design and manufacturing services from this company in the amount of $158,897 and $509,837, respectively, and as of September 30, 1995, owed this company $203,020, which is included in accounts payable.

     The Company has contracted with a company, of which one of the Company's directors serves as Chief Executive Officer, to purchase certain components for the Photon. During fiscal 1995, the Company purchased $263,000 of materials from this company.

     In 1988, the Company signed an exclusive patent license agreement with a company which owns the patent for the laser-based Photon machine. This company is owned by a shareholder of the Company. The agreement provides for the payment of a 1% royalty on all sales proceeds related directly or indirectly, to the Photon machine. The agreement terminates on July 7, 2003. Through June 30, 1996, no significant royalties have been earned under this agreement. The Company has also entered into a consulting agreement with this individual which provides for annual consulting fees of $25,000 through July 7, 2003.

     A law firm, of which a director of the Company is a partner, has rendered legal services to the Company since
February 1995.  During fiscal 1995, the Company paid this firm
$45,300 for legal services.

                      Continued

          PARADIGM MEDICAL INDUSTRIES, INC.

                        -----

8.   Commitments:

     Leases


     The Company leases certain office equipment under operating lease agreements with minimum terms in excess of one year. The future minimum lease payments for the years ended September 30 are as follows:

     1996                              $1,772
     1997                               1,181
                                        ------
     Total minimum lease payments      $2,953
                                        ======


     Total lease expense for fiscal 1994 and 1995 was $15,984 and $22,880, respectively. In November 1995, the Company renewed its lease for office space through November 30, 1996 at a monthly rent of $1,436.

9.   Export Sales


     Total sales for fiscal 1994 and 1995 include the following export sales by major geographic area:

     Geographic Area                 1994        1995
     ---------------                 ----        ----
     Europe                       $151,852      105,142
     Far East                       99,637      122,032
     Middle East                    16,144       56,690
                                  --------      -------
                                  $267,633     $283,864
                                  ========     ========


10.  Subsequent Events:

     Change of State of Incorporation

     In November, 1995, the Company obtained the necessary director and shareholder approvals to reincorporate in Delaware. In conjunction with the re-incorporation, which was finalized in February, 1996, the Company established three series of preferred stock with a total of 5,000,000 authorized shares with a par value of $.001, including two series with rights and privileges similar to the previously issued Series A and B preferred stock, and one series of common stock with a par value of $.001 and a total of 20,000,000 authorized shares. All outstanding shares of the Company were converted on a one-for-one basis into shares in the new Delaware Corporation.

                      Continued

          PARADIGM MEDICAL INDUSTRIES, INC.

                       ------


10.  Subsequent Events, Continued:

     Common Stock Grants

     On November 30, 1995, the Company granted 50,512 and 50,513 shares of common stock to two individuals who are officers and directors of the Company. The shares will be forfeited in the event either individual resigns or is removed for cause as an officer and director of the Company within two years from the date of grant. The value assigned by the Company's investment banker of $1.50 per share will be charged to compensation expense ratably over two years.

     1995 Stock Option Plan

     In November, 1995, the Company's Board of Directors and shareholders approved the Company's 1995 Stock Option Plan (the Option Plan) which authorized the granting of stock options to purchase an aggregate of not more than 300,000 shares of the Company's common stock. On February 16, 1996, 300,000 options to purchase shares of the Company's common stock at $5.00 per share were granted, of which 2,000 were returned to the Company on May 20, 1996. As of June 10, 1996, no options have been exercised or have expired.

     The Option Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to employees and non-employee directors of the Company. Incentive stock options may be granted only to employees. The Option Plan is administered by the Board of Directors or a Compensation Committee, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option.

     Private Placement

     In December 1995, the Company began a private placement of up to $600,000 of units. Each unit consists of a $25,000 promissory note with a stated rate of 12% and warrants to purchase 12,500 shares of the Company's common stock at a price of $3.33 per share. The value assigned by the Company's investment banker to the warrants was $.10 per warrant. The notes bear interest at an imputed rate of 18% and are due the earlier of the Company raising at least $4,000,000 through a public offering or December 31, 1996. The warrants are exercisable beginning on the date the note is issued and expiring on December 1, 2000, and are redeemable by the Company under certain conditions at a price of $.05 per warrant. Through March 31 , 1996, the Company had sold 23 units for cash proceeds of $575,000. An additional $25,000 unit was issued for services, which amount is included in operating expenses for the six months ended March 31, 1996.

     Public Offering

     In November 1995, the Company entered into a firm letter of intent with an underwriter, Kenneth, Jerome and Company, Inc., for an initial public offering. Pursuant to the letter of intent, the Company has registered with the Securities and Exchange Commission an initial public offering consisting of 1,000,000 Units for sale to the public at a minimum price of $6.25 per Unit. Each Unit consists of one share of the Company's Common Stock, and one Class A Warrant. Each Class A Warrant entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $7.50 per share beginning one year from the effective date of the prospectus for a period of five years. The Class A Warrants are subject to redemption by the Company beginning one year from the date of the prospectus at a price of $.05 per Warrant if the closing bid price of the Company's Common Stock as reported by NASDAQ SmallCap Market averages in excess of $8.50 per share for 30 consecutive business days ending within 15 days of the date of redemption. The public offering became effective on July 10, 1996 at a price of $6.25 per Unit with proceeds to the Company totaling $5,625,000 before deducting expenses of the offering estimated at $475,000 including the Underwriter's non-accountable expense allowance, all of which are payable by the Company.

                      Continued

          PARADIGM MEDICAL INDUSTRIES, INC.

                        -----

10.  Subsequent Events, Continued:

     Termination of Anti-Dilution Rights

     On December 19, 1995, the Company entered into an agreement with a significant shareholder which terminated certain previously granted anti-dilution rights which provided this shareholder a 5% fixed equity position in the Company. Under the terms of the agreement, two of the Company's officers sold a total of 100,000 shares of their common stock to this shareholder for $1,000 and the Company issued 20,000 shares to this shareholder. Based on the value assigned by the Company's investment banker of $1.50 per share, the Company recognized $30,000 of expense for the 20,000 shares issued by the Company and $149,000 of expense and additional paid-in-capital for the 100,000 shares sold by the officers. In the agreement the Company has represented that a public offering of the Company's securities will be completed by July 15, 1996. If a public offering is not completed by July 15, 1996, this shareholder could attempt to terminate the agreement in order to have his anti-dilution rights restored to the same position as existed prior to the execution of such agreement.

     Employment Agreements

     Effective February 1, 1996, the Company entered into employee agreements with three officers which expire on February
1, 2001. The agreements provide for aggregate annual compensation of $380,000 effective upon completion of the offering. On February 16, 1996 the officers were granted options to acquire 190,000 shares of common stock at a price of $5.00 under the Company's Option Plan.

     Offer of Rescission

     As discussed in Note 6, the Company raised $1,972,000 by offering Series B Preferred Stock to investors. In structuring and proceeding with this private offering, the Company may not have complied with certain aspects of California corporate law and federal and state securities laws. The Company has decided that, in order to effectively proceed with its proposed public offering, it will provide its holders of Series B Preferred Stock a rescission offer. The rescission offer is designed to reduce any type of contingent liability the Company may be subject to in connection with the sale of the Series B Preferred Stock. The rescission offer, however, may not fully relieve the Company from exposure to contingent liability under federal or state securities laws. As of June 10, 1996, shareholders who had invested $1,806,000 had rejected the rescission offer or the offer to such shareholders had expired. If the remaining holders of Series B Preferred Stock all accept this rescission offer, the Company will have to refund $166,000 plus accrued interest of $19,000 (at rates ranging from 6% to 10% per year) to such shareholders. Any amounts paid in excess of net proceeds originally received from such shareholders (a maximum of $46,000) will increase the net loss and accumulated deficit. The Company currently does not have adequate funds available to make such a refund and is dependent on the proceeds from the proposed public offering to proceed with the rescission offer.

     Profit Sharing Plan

     In February 1996, the Company adopted a profit sharing plan pursuant to which an amount equal to 10% of the pretax profits of the Company will be set aside for the benefit of the Company's officers and key employees. This amount will only be paid if the Company's qualified pretax profits exceed $10,000,000 for any fiscal year beginning October 1, 1996 and ending September 30, 2001.

                      Continued

          PARADIGM MEDICAL INDUSTRIES, INC.

                        -----

10.  Subsequent Events, Continued:

     Attorney's Warrants

     On March 15, 1996, the Company granted warrants to purchase 25,000 shares of the Company's common stock at a price of $3.33 per share to a law firm, of which a director of the Company is a partner. The warrants are exercisable beginning March 15, 1997 and expire on December 1, 2000, and are redeemable by the Company under certain conditions at a price of $.05 per warrant.

     Legal Proceedings

     On March 31, 1995, the Company entered into an agreement with an investment banking company to obtain capitalization through a public offering. The agreement was deemed terminated if the required capitalization was not obtained by December 31, 1995. On April 17, 1996, the investment banking company requested 100,000 shares of the Company's common stock, along with monthly payments of $3,000 for three years, as compensation under the agreement. It is the Company's position that the agreement is not enforceable as it was terminated and is no longer in effect. If the investment banking company brings a lawsuit against the Company and the Company does not prevail in its defenses, the lawsuit could have an unfavorable impact on the Company's financial position and could result in dilution to the Company's shareholders.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Cummary and Selected Financial Information, the Financial Statements (including the notes thereto), and the other information included elsewhere in this Report. The Company's fiscal year runs from October 1 to and including September 30.

General

     The Company is engaged in the development, manufacture and sale of ophthalmic surgical devices designed to perform minimally invasive cataract removal surgery. Paradigm's activities for fiscal years ending September 30, 1994 and September 30, 1995 and the six months ended
June 30, 1995 and 1996 include international and domestic sales of the Precisionist Phaco system, research and development for the Photon (trademark) LaserPhaco (trademark) System and primary research for other new products and businesses.

Results of Operations

     Nine Months Ended June 30, 1996 Compared to Nine Months Ended
June 30, 1995.

     Sales decreased by $90,244, or 24%, to $291,022 for the nine months ended June 30, 1996 from $381,266 for the comparable period in 1995. This decrease was a result of decreased sales of the Precisionist Phaco System resulting from the Company focusing its limited financial resources on the private placement of Bridge Notes and the planned public offering. Cost of sales decreased $84,820, or 36%, to $154,077 for the nine months ended June 30, 1996 from $238,897 for the comparable period in 1995, as a result of the decreased sales. The gross margin for the nine months ended June 30, 1996 of 47% is up from the gross margin for the comparable period in 1995 of 37% because sales in 1995 included more parts and accessories which have a lower gross margin.

     Marketing and selling expenses decreased by $110,839, or 40%, to 164,210 for the nine months ended June 30, 1996 from $275,049 for the comparable period in 1995. The decrease was a result of the Company focusing its limited financial resources on the private placement of Bridge Notes and the planned public offering. The Company expects to increase its marketing and selling activities upon completion of the offering. See "Use of Proceeds."

     General and administrative expenses increased by $244,295, or 85%, to $532,580 for the nine months ended June 30, 1996 from $288,285 for the comparable period in 1995. This increase was the result of the increased administrative costs related to preparation for the planned public offering of the Company's common stock. The Company expects to increase its staff significantly to support the activities associated with the introduction of the Photon LaserPhaco system. See "Use of Proceeds."

     Research and development expenses decreased by $24,368, or 19%, to $100,850 for the nine months ended June 30, 1996 from $125,218 for the comparable period in 1995. The Company expects the amount spent on research and development for the Photon LaserPhaco System and other new products to substantially increase following the completion of the public offering. See "Use of Proceeds."

     During the nine months ended June 30, 1996, the Company incurred $179,000 of expenses in connection with obtaining the relinquishment of certain anti-dilution rights. See "Settlement Agreement Concerning Anti-Dilution Rights."

     Fiscal Year Ended September 30, 1995 Compared to Fiscal Year Ended September 30, 1994.

     Sales increased by $39,703, or 8%, to $507,584 in fiscal 1995 from $467,881 in fiscal 1994. This increase was primarily due to increased sales of the Company's Precisionist Phaco System and the sale of one prototype Photon (trademark) LaserPhaco (trademark) System. Cost of sales decreased as a percentage of net revenues to 52% in 1995 as compared to 66% in 1994. The decrease in cost of sales as a percentage of net revenues was the result of increased unit sales in 1995 at higher retail prices through a sirect sales force in the United States and a reduction in cost of sales on a per unit basis resulting from lower component and accessory prices in 1995.

     Marketing and selling expenses increased by $77,483, or 22%, to $428,265 in fiscal 1995 from $350,782 in fiscal 1994. This increase was primarily due to expanded marketing, advertising and publicity activities related to the FDA approval of the laser-ready Precisionist Thirty Thousand phaco system, the Company's laser upgrade sales program, expanded convention activities including symposiums, live demonstrations of the laser system, expanded training courses and attendance at the European Society of Cataract and Refractive Surgery meeting to expand international distribution and backlog. The Company expects to increase its sales and marketing activities upon completion of the offering. See "Use of Proceeds."

     General and administrative expenses increased by $70,518, or 21%, to $407,803 in fiscal 1995 from $337,285 in fiscal 1994. This increase was the result of increased administrative costs related to preparation for the planned public offering of the Company's Common Stock and the expansion of sales activities. The Company anticipates increasing its staff significantly to support the activities associated with the introduction of the Photon (trademark) LaserPhaco (trademark) system. See "Use of Proceeds."

     Research and development expenses increased by $28,592, or 14%, to $236,043 in fiscal 1995 from $207,451 in fiscal 1994. This increase was due to the continued development of the Photon (trademark) LaserPhaco (trademark) System, including costs associated with development, submission and management of the premarket notification and investigational clinical trial plan through the FDA. The Company expects the amount spent on research and development for the Photon (trademark) LaserPhaco (trademark) System, and new products to substantially increase following completion of the offering. See "Use of Proceeds."

     Interest expense decreased by $7,561, or 47%, to $8,381 in fiscal 1995, from $15,942 in fiscal 1994. This decrease is related to the Company's paying off a $125,000 promissory note originally issued to the Company by the Zions First National BankCorporation in October 1992.

Liquidity and Capital Resources

     The Company used cash in operating activities of $652,927 for the nine months ended June 30, 1996 compared to $785,376 for the comparable period in 1995. The Company used cash in investing activities of $41,647 for the nine months ended June 30, 1996 compared to $11,169 for the comparable period in 1995. These operating and investing cash outflows were financed primarily from the proceeds of private placements of the Company's preferred stock and Bridge Notes.

     The Company generated $575,000 from the private placement of Bridge Notes during the nine months ended June 30, 1996. During the nine months ended June 30, 1996 the Company made $13,962 in principal payments on long-term debt. During the nine months ended June 30, 1995, the Company received proceeds from the private placement of its Sries B Convertible Preferred Stock of $1,319,000 before deducting commissions and expenses totalling $166,332. During the nine months ended June 30, 1995, the Company made $139,027 in principal payments on long-term debt.

     The Company used cash in operating activities of $979,848 in fiscal 1995, compared to cash used in operating activities of $794,528 in fiscal 1994. The increase in cash used in the first quarter of fiscal 1996 and fiscal 1995 is a direct result of the incrase in operating expenses, which was only partially offset by increased gross profit from product sales. The Company used cash in investing activities of $40,681 in fiscal 1995, compared to cash used in investing activities of $12,112 in fiscal 1994. The increase in cash used in fiscal 1995 is primarily a result of the Company's purchase of an automobile using proceeds from a bank loan. These operating and investing cash outflows were financed primarily from the proceeds of private placements of the Company's preferred and common stock.

     From May 1994 to September 1995 the Company raised a total of $1,972,000 from a private placement of its Series B Convertible Preferred Stock. In fiscal 1994 the net proceeds of the offering were approximately $183,470 after deducting commissions and expenses totaling $59,530, and in fiscal 1995 the net proceeds were $1,469,650 after deducting commissions and expenses totaling $259,350. Through April 1994 the Company raised a total of $464,000 from a private placement of its Series A Convertible Preferred Stock. The net proceeds of the offering were $403,680 after deducting commissions and expenses totaling $60,320. During fiscal 1994 the Company also raised
$108,225 from the issuance of its common stock. Such proceeds were for working capital purposes, including general and administrative expenses, research and development related to the Company's present and new products and to repay $12,807 of long-term debt in fiscal 1994 and $143,260 of long-term debt in fiscal 1995. In March 1993, the Company obtained a loan from the Utah Technology Finance Corporation ("UTFC") in the amount of $50,000. The loan bears interest at a rate of 4% above the prime rate per annum. In September 1993, the Company obtained a second loan from UTFC in the amount of $40,000. The loan bears interest at a rate of 4% above the prime rate per annum. The proceeds from both loans were used for working capital purposes, including general and administrative expenses and research and development related to the Company's present and new products. In September 1995, the Company obtained a 9.95% loan from a bank to purchase an automobile.

     The Company expects that the net proceeds of the offering will enable the Company to meet its liquidity and capital requirements for approximately 12 months frollowing the completion of the offering. If the public offering is not successful, the Company intends to issue equity securities in a private placement to accredited investors.
Without the proceeds from the offering the Company will be forced to significantly curtail its operations, until such time as additional funds can be obtained. Although many of the holders of Series B Preferred Stock have rejected the Company's Rescission Offer (see "Risk Factor -- Rescission Offer to Sries B Shareholders" and Note 10 to financial statements), the accepted Rescission Offers and any offers which are accepted in the future will reduce the funds available to the Company and could force the Company to scale back or curtail certain operations. There can be no assurance that the Company can generate sufficient revenues from product sales to satisfy its working capital requirements after such time. The Company's working capital requirements will depend upon numerous factors, including progress of the Company's research and development program for the development of new products and new applications for its present core product, the success of its regulatory programs with domestic and foreign agencies for its new products, the levels of resources devoted by the Company to the development of manufacturing and marketing capabilities, technological advances, the status of competitors and the success or lack thereof of the Company's marketing efforts. To meet its short-term and long-term requirements, including research and development activities, the Company may be required to obtain additional financing. The Company currently has no credit facility with a bank or other financial institution. The Company may seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities, or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms, if at all.

     At September 30, 1995 the Company had net operating loss carry-forwards (NOLs) of approximately $2,010,000 and research and development tax credit carryforwards of approximately $33,800. These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2010. Because the Company has yet to recognize significant revenue from the sale of its Photon (trademark) LaserPhaco (trademark) System, a valuation allowance has been provided in full for these deferred tax assets. The Company's ability to use its NOLs to offset future income may be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions could limit the Company's future use of its NOLs if there is a cumulative ownership change of more than 50%, which would include the changes of ownership related to the offering.

Effect of Inflation and Foreign Currency Exchange

     The Company has not realized a reduction in the selling price of the Precisionist Phaco System as a result of domestic inflation. Nor has the Company experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers.

Impact of New Accounting Pronouncements

     The Company intends to adopt the disclosure approach provided for in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, with respect to options and warrants granted to employees. Because the Company has only a minimal investment in long-lived assets, the adoption of SFAS 121, Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of, and which will occur October 1, 1996, is not expected to have an impact on the Company.

Part II  Other Information

Item 1.  Legal Proceedings
         NONE

Item 2.  Changes in Securities
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8-K
         NONE

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           REGISTRANT

                PARADIGM MEDICAL INDUSTRIES, INC.
                ---------------------------------
                           Registrant


DATED:  August __, 1996           By:  Thomas F. Motter
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

DATED:  August __, 1996           By:  John W. Hemmer
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)