Form 10-Q/A
period 1996-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 1996-10-09
CIK 916444

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.

                 AMENDMENT TO FORM 10Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996                Commission File
                                               Number: 0-28498

                PARADIGM MEDICAL INDUSTRIES, INC.
                ---------------------------------
                   Exact Name of Registrant.


          DELAWARE                               87-0459536
--------------------------------            ------------------
(State or other jurisdiction                IRS Identification
of incorporation or organization)           Number

1772 West 2300 South, Salt Lake City, Utah             84119
------------------------------------------          -----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
  including Area Code                        (801) 977-8970
                                             --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES              NO   XX
                    -----------     ----------

Indicate the number of shares outstanding for each of the issuer's classes of common stock, net of treasury stock, as of the close of the period covered by this report.

Class A Common Stock, $.001 par value            2,107,302
-------------------------------------         ----------------
        Title of Class                        Number of Shares
                                              Outstanding as of
                                              June 30, 1996

Series A Preferred, $.001 par value              122,764
-------------------------------------         -----------------
      Title of Class                          Number of Shares
                                              Outstanding as of
                                              June 30, 1996

Series B Preferred, $.001  par value                499,017
------------------------------------          -----------------
          Title of Class                      Number of Shares
                                              Outstanding as of
                                              June 30, 1996

                 PARADIGM MEDICAL INDUSTRIES, INC.
                      AMENDMENT TO FORM 10Q

                    QUARTER ENDED JUNE 30, 1996

                        TABLE OF CONTENTS

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements*


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations*


                  PART II - OTHER INFORMATION


                                                      Page No.
                                                      --------
Items 1 through 5*

Item 6. . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Signature Page  . . . . . . . . . . . . . . . . . . . . . . 4



*Incorporated by reference from Form 10-Q for period ending June
30, 1996, as filed August 20, 1996.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


The Company has not filed a report on Form 8-K during the quarter for which this report is filed. The exhibits for the quarter are as follows:

Exhibit
Number              Document Description
-------             --------------------

 27.                Financial Data Schedule.


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

                           REGISTRANT

                PARADIGM MEDICAL INDUSTRIES, INC.
                ---------------------------------
                           Registrant


DATED:  October 9, 1996           By:  Thomas F. Motter
                                        President and Chief
                                          Executive Officer
                                          (Principal Executive
                                          Officer)


DATED:  October 9, 1996           By:  John W. Hemmer
                                        Treasurer and Chief
                                          Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)