Form 10KSB
period 1996-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 1996-12-30
CIK 916444

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         Form 10-KSB

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended September 30, 1996, or
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Transition Period from       to

               Commission File Number 0-28498

              Paradigm Medical Industries, Inc.
      (Name of small business issuer in its charter)

  DELAWARE                                        87-0459536
(State or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization)      Identification Number)

  1772 West 2300 South                          84119
  Salt Lake City, Utah                        (Zip Code)
(Address of principal executive offices)

    Registrant's telephone number, including area code:
                    (801) 977-8970

 Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange
Title of each Class                on which registered
-------------------                ---------------------
     None                               None

 Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $.001 Par Value
                        (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No
           -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Registrant's revenues for its most recent fiscal year were $294,993.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 20, 1996 was $8,107,000.

      As of December 20, 1996, Registrant had outstanding
3,214,208 shares of Common Stock, 121,704 shares of Series A
Preferred Stock, and 442,023 shares of Series B Preferred Stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registration Statement on Form SB-2, as filed on March 19, 1996, and amendments thereto are incorporated by reference into Part IV hereof.

      Transitional Small Business Disclosure Format (check one):
                        Yes [ ]  No [X]

PART I

Item 1. Description of Business

General

      Paradigm Medical Industries, Inc. (the "Company" or "Registrant") develops, sells and markets ophthalmic surgical systems designed for minimal invasive cataract treatment. The Company currently markets an ultrasonic cataract removal system and related disposable products and accessories. The Company is developing a laser cataract surgery system which it believes is superior to current ultrasound technology and which it hopes will become the preferred worldwide, state-of-the-art system for cataract treatment. The Company's laser products are designed to improve current technology and to permit applications which are not currently available using conventional ultrasonic systems, or other traditional medical instruments. Although the Company is presently utilizing its core proprietary technology and expertise in developing its fully integrated laser surgery system to perform surgical treatment procedures to remove cataracts, the Company intends to expand the use of its laser systems to treat other ophthalmic disorders, as well as non-ophthalmic surgical treatments.

      The Company estimates that there are over 44,000 ophthalmologists worldwide, approximately 16,000 of which are in the United States. Since the first use of ophthalmic ultrasound and laser surgical devices in the early 1970's, new technical delivery systems and laser wavelengths have broadened the applications for which ophthalmologists have used these devices in treating eye disorders. Industry sources estimate that at least 90% of all ophthalmologists practicing in the United States currently use some form of ultrasonic and/or laser system for one or more eye treatments.

      The Company believes that in 1993 approximately 3.7 million cataract surgeries were performed worldwide that could have been done with the Company's products. Cataract surgery is the single largest volume and revenue producing surgical procedure for ophthalmologists worldwide. Industry sources report that in 1993 over 80% of all cataract procedures in the United States were performed using a method called phacoemulsification or "phaco," which employs an ultrasonic probe device. The Company manufacturers and sells such a device, the Precisionist(trademark) system. However, the Company believes phaco systems can be difficult for ophthalmic surgeons to master and are limited in their ability to be the most minimally invasive method possible. The Company has developed a proprietary patented laser system and unique probe for laser cataract removal that may alleviate these difficulties associated with phaco systems. That development was done in cooperation with Daniel M. Eichenbaum, M.D., a United States cataract surgeon and medical device engineer. Dr. Eichenbaum serves on the Company's Clinical Advisory Board and is the Company's primary technical consultant for the laser cataract application.

      This laser system, the Photon(trademark) laser cataract system, is intended to be easier to use and safer than present phaco cataract surgery systems. The probe is smaller than typical probes employing ultrasonic technology and delivers laser energy directly to the desired area with a blunt end and therefore, unlike the sharp open-ended ultrasonic probes, causes no vibration throughout the rest of the eye which can damage other delicate eye structures. The Company is not aware of any circumstance where the Photon(trademark) laser cataract could not be used for cataract surgery other than where a patient's health would not enable him or her to undergo any type of surgery. There is no assurance, however, that disadvantages or problems unique to the Photon(trademark) laser cataract system will not be discovered during clinical trials or following United States Food and Drug
Administration ("FDA") market approval. Because of the advantages of the Photon(trademark) laser cataract system, the Company believes that it is positioned to significantly change the ophthalmic surgical marketplace. In addition, the Company believes that its laser system is capable of being configured with specialty probes for use in surgical procedures unrelated to ophthalmics, such as plastic surgery, urology and orthopedics.
These potential non-ophthalmic applications present substantial growth opportunities including sales within the equipment market and disposables sales, conducted either directly or through strategic licensing. However, potential non-ophthalmic uses of the Company's laser system are still in the early planning stages and there is no assurance that these applications will be developed or approved. For the near future, the Photon(trademark) laser cataract system's only target application is cataract removal.

Background

      Corporate History. The Company's business originated with Paradigm Medical, Inc., a California corporation formed in October 1989 ("PMI"). PMI developed the Company's present ophthalmic business and was operated by its founders Thomas F. Motter and Robert W. Millar. In May 1993, PMI entered into a merger agreement with the Company wherein PMI merged with and into the Company. At the time of the merger, the Company was a dormant public shell existing under the name French Bar Industries, Inc. ("French Bar"). Pursuant to the merger, the Company caused a 1-for-7.96 reverse stock split of its shares of Common Stock. The Company then acquired all of the issued and outstanding shares of Common Stock of PMI using shares of its own Common Stock as consideration. As part of the merger, the Company changed its name from French Bar Industries, Inc. to Paradigm Medical Industries, Inc. and the management of PMI assumed control of the Company. In April 1994, the Company caused a 1-for-5 reverse stock split of its shares of Common Stock. In February 1996, the Company redomesticated to Delaware pursuant to a reorganization.

      The predecessor company of French Bar was formed on June 16, 1970 as Woodlike Industries, Inc. ("Woodlike"). Woodlike was organized to design, manufacture, and market building and construction materials and decorative products made from bituminous materials, such as plastics, fiber glass and rigid polyurethane foam. In April 1972, Woodlike conducted a small public offering of its common stock. However, by early 1974, Woodlike had ceased operations, disposed of its assets and began looking for a merger candidate with viable business operations.

      In April 1984, Woodlike merged with French Bar Mines, Inc., a Montana corporation. As part of the merger, Woodlike changed its name from Woodlike Industries, Inc. to French Bar Industries, Inc. and new management assumed control. French Bar operated a mining and tourist business in Montana. However, it never generated significant revenues. Prior to its merger with PMI in 1993, French Bar had disposed of its mineral and mining assets in a settlement of outstanding debt and had returned to the status of a dormant entity.

      Disorders of the Eye Overview. The human eye is a complex organ which functions much like a camera, with a lens in front and a light-sensitive screen, the retina, in the rear. The intervening space contains a transparent jelly-like substance, the vitreous, which together with the outer layer, the sclera and cornea, helps the eyeball to maintain its shape. Light enters through the cornea, a transparent domed window at the front of the eye. The size of the pupil, an aperture in the center of the iris, controls the amount of light that is then focused by the lens onto the retina as an upside-down image. The lens is the internal optical component of the eye and is responsible for adjusting focus. The lens is enclosed in a capsule. The retina is believed to contain more than 130 million light-receptor cells. These cells convert light into nerve impulses that are transmitted right side up by the optic nerve to the brain, where they are interpreted. Muscles attached to the eye control its movements.

      Birth defects, trauma from accidents, disease and age related deterioration of the components of the eye can all contribute to eye disorders. The most common eye disorders are either pathological or refractive. Many pathological disorders of the eye can be corrected by surgery. These include cataracts (clouded lenses), glaucoma (elevated pressure in the eye), corneal disorders such as scars, defects and irregular surfaces and vitro-retinal disorders such as the attachment of membrane growths to the retina causing blood leakage within the eye. All of these disorders can impair vision. Many refractive disorders can be corrected through the use of eyeglasses and contact lenses. Myopia (nearsightedness), hyperopia (farsightedness) and presbyopia (inability to focus) are three of the most common refractive disorders.

      Ultrasound Technology Overview. Ultrasound devices have been used in ophthalmology since the late-1960's for diagnostic and surgical applications when treating or correcting eye disorders. In diagnostics, ultrasound instruments are used to measure distances and shapes of various parts of the eye for prescription of eyeglasses and contact lenses and for calculation of lens implant prescriptions for cataract surgery treatment. These devices emit sound waves through a hand-held probe that is placed onto or near the eye with the sound waves emitted being reflected by the targeted tissue. The reflection "echo" is computed into a distance value that is presented as a visual image, or cross-section of the eye, with precise measurements displayed and printed for diagnostic use by the surgeon.

      Surgical use of ultrasound in ophthalmology is limited to treatment of cataractous lenses in the eye through a procedure called phacoemulsification or "phaco." A primary objective of cataract surgeries is the removal of the opacified (cataractous) lens through an incision that is as small as possible. The opacified lens is then replaced by a new synthetic lens intraocular implant ("IOL"). Phaco technology involves a process by which a cataract is broken into small pieces using ultrasonic shock waves delivered through a hollow, open-ended metal needle attached to a hand-held probe. The fragments of cataractous tissue are then removed through aspiration. Phaco systems were first designed in the late 1960's after various attempts by surgeons to use other techniques to remove opacified lens, including crushing, cutting, freezing, drilling and applying chemicals to the cataract. By the mid-1970's, ultrasound had proven to be the most effective way to fragment cataracts. Industry sources indicate that phaco cataract treatment is the technology for cataract removal used in over 80% of surgeries in the United States and 20% of all foreign surgeries.

      Laser Technology Overview. The term "laser" is an acronym for Light Amplification by Stimulated Emission of Radiation. Lasers have been commonly used for a variety of medical and ophthalmic procedures since the 1960's. Lasers emit photons of light into a highly intense beam of energy that typically radiates at a single wavelength or color. Laser energy is generated and intensified in a laser tube or solid-state cavity by charging and exciting photons of energy contained within material called the lazing medium. This stored light energy is then delivered to targeted tissue through focusing lenses by means of optical mirrors or fiber optics. Most laser systems use solid state crystals or gases as their lazing medium. Differing wavelengths of laser light are produced by the selection of the lazing medium. The medium selected determines the laser wavelength emitted, which in turn is absorbed by the targeted tissue in the body. Different tissues absorb different wavelengths or colors of laser light. The degree of absorption by the tissue also varies with the choice of wavelength and is an important variable in treating various tissue. In a surgical laser, light is emitted in either a continuous stream or in a series of short duration "pulses," thus interacting with the tissue through heat and shock waves, respectively. Several factors, including the wavelength of the laser and the frequency and duration of the pulse or exposure, determine the amount of energy that interacts with the targeted tissue and, thus, the amount of surgical effect on the tissue.

      Lasers are widely accepted in the ophthalmic community for treatment of certain eye disorders and are popular for surgical applications because of their relatively non-invasive nature. In general, ophthalmic lasers, such as argon, Nd:YAG and excimer
(argon-fluoride) are used to coagulate, cut or ablate targeted tissue. The argon laser is used to treat leaking blood vessels on the retina (retinopathy) and retinal detachment. The eximer laser is currently undergoing clinical trials for corneal refractive surgery. The Nd:YAG pulsed laser is used to perforate clouded posterior capsules (posterior capsulotomy) and to relieve glaucoma-induced elevated pressure in the eye (iridotomies).
Argon, Nd:YAG and excimer lasers are primarily used for one or two clinical applications each. In contrast to these conventional laser systems, the Company's Photon(trademark) laser cataract system is designed to be used for multiple ophthalmic applications, including certain new applications that may be made possible with the Company's proprietary technology. Such applications, however, must be tested in clinical trials and be approved by the FDA.

Products

      The Company's principal products are a fully-integrated laser-assisted surgery system and an ultrasonic surgery system for use by ophthalmologists to perform surgical treatment procedures to remove cataracts. In 1990, the Company received clearance from the FDA pursuant to Section 510(k) of the Food, Drug and Cosmetics Act (the "FDC Act") on its Precisionist(trademark) phaco system for cataract surgery. The Company also has completed its pre-clinical in vitro and in vivo (animal) testing of its Photon(trademark) laser cataract solid-state laser cataract surgical system and submitted a Section 510(k) Premarket Notification to the FDA for the Photon(trademark) laser cataract system in September 1993, with a follow-up Investigational Devise Exemption ("IDE") application submitted to support its filing made in October 1994. The IDE was conditionally approved by the FDA in February 1995 upon the Company's final submission of its product specifications data.
Final IDE approval was granted in May 1995. Clinical trials were begun in April 1996 and were completed in December 1996.

      The Company's solid-state pulsed Nd:YAG (Neodymium:
Yttrium-Aluminum-Garnet) laser system and patented proprietary hand-held fiber optic laser probe are designed to allow greater precision when removing cataract tissue from the eye than the ultrasonic phacoemulsification method presently used. This system provides for the introduction of a probe into the eye in direct contact with the cataract and the performance of three surgical functions simultaneously: (i) plasmatization (disintegration) of the hardened cataract, (ii) irrigation of the surgical area and (iii) removal of the plasmatized cataract from the eye through aspiration (suction). As far as the Company can determine, no other integrated single laser probe is presently available on the market that uses laser energy directly, contained in an enclosed probe, to plasmatize cataract tissue at a precise location inside the eye while simultaneously irrigating and aspirating the site. Pre-clinical studies to date indicate that the precision and energy containment afforded by the Company's laser delivery technology presents the opportunity for significantly less trauma to adjacent tissue and fewer adverse effects from thermal and acoustic shock, which should lead to greater efficacy, safety and ease of use for the procedure. The safety, precision and ease of use afforded by the Company's laser cataract system is anticipated to create a significant demand by ophthalmic users of current ultrasonic surgical systems. Additionally, the Company believes that this system will expand market demand to ophthalmologists who presently do not use a surgical system for cataract surgery because of present or perceived difficulties and/or risks. There is, however, no assurance that the above-referenced market demand will in fact materialize.

      The Company's laser system is based upon the scientific principle that short-pulsed, high repetition rate laser energy produced with the micro-processor controlled Nd:YAG laser system provides ophthalmic surgeons with a more precise and less traumatic alternative in cataract surgery. Although conventional ultrasonic surgical systems have proven effective and reliable in clinical use for many years, due to their use of high frequency shock waves and vibration to fragment the cataract, ultrasonic surgical systems can make the procedure difficult and present unnecessary risk of complication both during and after surgery.
In contrast, the Company's laser system, which utilizes short, centralized energy bursts, permits the delivery of the laser beam with less trauma to adjacent tissue. Therefore, unlike ultrasonic systems, whose vibrations and shock waves affect (and can damage) non-cataractous tissues within the eye, the Company's
Photon(trademark) laser cataract system only affects tissues it comes into direct contact with.

      The Company's product development strategy is initially to commercialize its core technologies for participation in the cataract surgery market. To do this the Company has designed its proprietary ultrasonic and laser surgical systems with fully-integrated control software, aspiration fluidics systems and disposable or semi-disposable delivery systems and accessories. The laser system, which the Company expects to be completed and shipped internationally in mid-1997, is designed on a modular format allowing for upgrade or replacement of the core surgical system components. Further, the Company has filed a patent with the United States Patent and Trademark Office for an outpatient surgical instrument to provide a unique, less invasive means of correcting refractive disorders, including nearsightedness, farsightedness and astigmatism. The Company believes that this corneal surgery system is a unique computerized tracking and microsurgical tissue cutting system utilizing ultrasound technology for performing radial keratotomy surgery. The patent application is based on the product sensing and adjusting operations related to the physiology of the eye by a movable cutter that will not require biological modification of the cornea. There is, however, no assurance that the Company will be awarded this patent or that the Company will be able to fully develop or commercialize this product.

      Initially, the Company will offer three ophthalmic cataract surgery systems: (i) the Precisionist(trademark) phaco system, an ultrasonic cataract system, (ii) the Precisionist(trademark) Thirty Thousand ocular surgery system, an ultrasonic cataract surgery system that can be upgraded to the Photon(trademark) laser cataract system with the installation of the laser module, and (iii) the Photon(trademark) laser cataract system. The combination of these systems forms a complete small-incision cataract surgery equipment offering for all practitioners, at all technology and price levels. A summary of the key attributes of the Company's surgical systems follows:

      Precisionist(trademark) Phaco System. This system is designed for the steadily growing domestic and international cataract surgery market. This system is differentiated by being lower in price and less expensive to operate on a per surgery basis.
Additionally, it is compact, easier to use and carries an extended two year warranty based on advanced proprietary electronics design and increased reliability. Although compact, the Precisionist(trademark) is comparable in performance to current ultrasonic systems. The system utilizes a proprietary
"smart-pump" software algorithm to control the aspiration in a manner that "senses" potential vacuum build-up in the eye and adjusts aspiration flow to eliminate pressure in the eye to provide a surgical environment in the eye that eliminates the majority of the problems of fluidic surge and chamber maintenance problems associated with ultrasound. The system also features automated "hands free" priming and tuning, and an advanced pneumatic pump system to drive the vitrector cutter, which is capable of operating at 600 cuts per minute for both anterior cataract and posterior vitrectomy (retinal) applications.

      Precisionist(trademark) Thirty Thousand Ocular Surgery System. As the base system for the Photon(trademark) laser cataract system, the Precisionist(trademark) Thirty Thousand system offers advanced programmable memories, a VGA color graphic display screen and additional surgical modalities and controls not offered on the lower priced
Precisionist(trademark). The Precisionist(trademark) Thirty Thousand is intended for installations that want to upgrade to the Photon(trademark) laser cataract system when it becomes available.
The upgrade is accomplished by installation of the Photon(trademark) laser cataract module into the cabinet and installing a "software link." The Company obtained 510(k) clearance to market this product in October 1995.

      Photon(trademark) Laser Cataract System. As the Company's premier ophthalmic surgical laser surgery system, the Photon(trademark) laser cataract system, utilizes an on-board microprocessor computer to generate short pulse laser energy delivered through a patented hand-held fiber optic probe to the targeted tissue inside the eye, while simultaneously irrigating the eye and aspirating unwanted cataract tissue and fluids. The system is expandable with both software and hardware modules, including the actual laser system. Another feature of the system is its containment of energy. The probe is designed so that the energy used to emulsify the cataract is contained in a photo vaporization chamber. The energy used to remove the cataract is not exposed to the other contents of the eye. The system also permits the surgeon to use standard clinical treatment parameters, or to customize surgical parameters through an on-screen menu display.
The modular technology of the laser fluidics systems allows for upgrade of the Precisionist Thirty Thousand system to the Photon(trademark) laser cataract surgical system. The system also allows cataract removal through incisions in the 2 to 3 mm range as opposed to the 3 to 6 mm range currently performed with ultrasound systems.
The Company believes that the trend in intraocular lens development to reduce the size of intraocular lens implants which are placed in the eye during cataract surgery will make its laser system which has smaller incision requirements more attractive.
There is no assurance, however, that smaller intraocular lenses or lenses which can be folded or injected, thus minimizing the size of the incision required to insert the lenses, will be developed.

      Accessory Instruments and Disposables.  Both the
Precisionist and Photon(trademark) laser cataract surgical systems utilize accessory instruments and disposables, some of which are proprietary to the Company. These include replacement ultrasound and laser probes, disposable vitrectomy cutters, diathermy probes and sundry tips, fluidic cassette packs and tubing sets and other disposable accessories.

Marketing and Sales

      General. Cataract surgery is currently the most common ophthalmic surgical procedure and is performed on approximately
3.7 million patients worldwide each year. In the United States, industry analysts predict that the number of cataract surgeries will increase modestly over the next few years, with such modest growth due to changes and uncertainties in the health care and insurance industries. However, by the early 2000's, analysts predict strong growth in the number of cataract surgeries as the health care industry stabilizes, the baby boomer population matures and the elderly population expands. A primary objective of cataract surgery is to remove the opacified (cataractous) lens through an incision that is as small as possible. Currently, there are two primary methods of cataract extraction: manual ECCE (extracapsular cataract extraction) and ultrasound phacoemulsification-aspiration (phaco). The manual ECCE method consists of forcing the cataractous lens out of the eye and generally requires an incision measuring 9 to 11 millimeters long. The ultrasound phaco method, on the other hand, involves only a 3 to 6 millimeter incision to achieve the same result, but can be a difficult procedure to perform and is accompanied by potential risks, including inadvertent perforation of the posterior capsule and damage to the cornea, iris and surrounding tissue.

      According to the Healthcare Blue Book there are approximately 6,800 hospitals and 1,800 ambulatory outpatient surgery centers in the United States. The Company estimates that there are an additional 22,000 hospitals and 3,500 ambulatory outpatient surgery centers worldwide (there are 1,200 hospitals in Canada alone). It is the Company's belief through its participation in the ophthalmic surgical market that an excess of 80% of hospitals and surgery centers offer cataract removal surgery to their patients.

      Medical Laser Insight reports that there are approximately 44,000 ophthalmologists in the world and 16,000 ophthalmologists in the United States. Frost and Sullivan report that 83% of United States cataract surgeries were performed using ultrasonic phaco in 1993. Internationally, trade publications have reported the use of ultrasonic phaco to be approximately 20% of all cataract surgeries. Notwithstanding this high acceptance of the technology, ultrasonic phaco can present limitations and difficulties to the surgeon. The August 15, 1993 issue of Ophthalmology Times reported that 42% of ophthalmologists surveyed from the American Society of Cataract and Refractive Surgery anticipated using a laser system for cataract removal by the year 2000. The Company believes that a significant population of domestic and international ophthalmologists anticipate, and will embrace, the laser technology for cataract removal, thereby replacing a technology that was introduced in the early 1970's.

      Ophthalmologists are mainly office-based and perform their surgeries in local hospitals or surgical centers that provide the necessary surgical equipment and supplies. Ophthalmologists are generally involved in decisions relating to the purchase of equipment and consumables for their independent ambulatory surgical centers and for the hospitals with which they are affiliated. This provides the opportunity for direct, targeted, personal selling, responsive high quality customer service and short buying cycles to achieve a product sale in the office or hospital. Hospitals also comprise a significant market as recent demand for ultrasonic surgery technology has put pressure on the ophthalmologist, who in turn persuades the hospital to install the latest technology system so that they can offer this procedure to their patients and the community. The Company believes this is or will become a worldwide phenomena.

      Industry analysts report that the United States ophthalmic surgical device market has been characterized by slower growth in recent years. This has apparently been caused by the uncertainty and potential reforms associated with the health care industry. Further, hospitals have been inclined to keep their older phaco machines longer than expected as they have been forced to mind budgets more carefully and have become less willing to invest in capital equipment until more information on health care reform becomes available. However, analysts predict that the ophthalmic surgical device market will see renewed growth in the coming years as the health care environment stabilizes and as the growing elderly population produces an increased number of cataract surgeries. As a consequence of these factors, the market should see a greater rate of replacement of older machines that hospitals and surgeons have been postponing for longer than usual.

      The Company believes that the ophthalmic surgical device market will see increased growth during the next several years. Further, the Company believes that the international market is maturing and thus provides a large market for both replacement and original cataract removal devices. However, there is no assurance that the Company's industry or markets will continue to grow or that health care reforms will not have a material adverse effect on the market for the Company's products.

      Current Market Acceptance and Potential.  As of November
30, 1996, the Company had distributed 83 Precisionist(trademark) phaco systems since the system was introduced in mid-1992. The principal purchasers have been ophthalmologists and clinics throughout the world. The Company currently has orders for 95 laser systems, including 61 orders from purchasers in 21 countries, including Argentina, Austria, Brazil, Cyprus, Egypt,
England, Greece, India, Indonesia, Iran, Italy, Korea, Mexico,
Oman, Pakistan, Peru, Spain, Taiwan, Thailand, Turkey, and the
United States. As of November 30, 1996, the aggregate purchase price for these orders exceeds $6,000,000.

      The Company believes that the market for its products is being driven by: (i) the aging of the population, which is evidenced by the domestic and international cataract surgery volume growth trend over the past 10 years, (ii) the entry by emerging countries (including China, Russia, and other countries in Asia, Eastern Europe and Africa) into advanced technology medical care for their populations, (iii) increased awareness worldwide of the benefits of the minimally invasive phaco cataract procedure and (iv) the introduction of technology improvements such as the Company's laser system.

      The Company believes that the market for cataract surgical systems will continue to grow as current systems are replaced with newer, advanced, lower cost systems, as ophthalmologists in emerging countries adopt the procedure and as surgeons migrate from hospital-based surgical practices to outpatient surgery centers. The number of surgeons performing phaco cataract removal has grown dramatically in the United States since 1988. The Company believes that the generally more conservative international market will follow this growth pattern. A summary of the ophthalmic surgeons using the phaco method follows:

                1988    1989    1990    1991    1992    1993
                ----    ----    ----    ----    ----    ----
United States    19%     40%     57%     69%     71%     81%
International     5%      7%     10%     12%     15%     20%


      During 1993, the United States ophthalmic surgical device market generated $631.2 million in revenues. The Company estimates that the United States' ophthalmic surgical device market generated at least the same amount of revenue in 1994.
The Company estimates that thousands of hospitals internationally will replace or install cataract removal systems in the next five years. Because of recent uncertainty and change in the health care industry, including health care reform and Government reimbursement programs, facilities have been hesitant to replace their current phaco systems in the United States because of the substantial cost involved. However, as the United States population grows older and as the industry stabilizes, industry analysts predict that increased numbers of cataract and other eye disorder surgeries and industry stability will motivate a large number of system replacements, especially since many facilities currently are not replacing or upgrading the systems they have been using for several years. The Company believes that this environment will provide substantial marketing opportunities to sell both its phaco laser systems as a replacement to the older and outdated phaco systems still being used.

      Marketing Strategy. The Company typically markets its products internationally through a network of dealers and domestically through manufacturer's representatives. As of November 30, 1996, the Company had three direct domestic sales representatives and 16 manufacturer's representatives in the United States and 32 foreign dealers. All of these sales representatives are assigned exclusive territories and have entered into contracts with the Company that contain performance quotas. The Company also markets its products by identifying customers through internal market research, trade shows, and customer networking. In addition, the Company utilizes a Clinical Advisory Board comprised of leading ophthalmic surgeons in the United States and Europe who speak at conventions, train ophthalmologists and visit foreign doctors and dealers to promote the Company's products.

      To garner sales from the introduction of its laser system, the Company is marketing its products through a unique strategy.
The Company offers the ultrasonic Precisionist(trademark) system with an unconditional arrangement under which the customer may upgrade to a Photon(trademark) laser cataract system when that system receives final FDA approval and systems become available. Under this arrangement, the customer receives full credit for the purchase price of the Precisionist(trademark) system against the price of the new Photon(trademark) laser cataract system. As of November 30, 1996, the Company had distributed 83 Precisionist(trademark) systems since the first system was introduced in mid-1992. The principal purchasers have been international ophthalmologists who purchased the system through Surgidev Corporation in Goleta, California, a manufacturer and distributor of IOL implants. Surgidev
Corporation purchased those systems at wholesale from the Company for resale to their international dealer-customers. After the contract with Surgidev Corporation expired in 1994, the Company increased sales by reducing its dependence on Surgidev
Corporation and by selling directly through local international dealers in 32 different countries. The Company hired two direct sales representatives in the United States in December 1994 and a third sales representative in October 1996. The domestic direct sales force is intended to increase the Company's domestic market coverage.

      A key advantage the Company has over other competitive producers of phaco systems is the ability to upgrade the ultrasound Precisionist(trademark) system to a laser system at a future date. The Company began marketing a trade-up program in early
1994 to allow any purchaser of one of the Company's ultrasound systems to upgrade, by paying the price difference, to a Photon(trademark) laser cataract system when those systems become available. To the Company's knowledge, no other ultrasound system or laser company has the ability to offer an upgrade program.

      Product advertising is focused in the three industry trade newspapers, Ocular Surgery News, Ophthalmology Times and Eyecare Technology. Most of the ophthalmologists in the United States receive these three magazines through professional subscription programs. Product publicity for the Company's laser surgical system is ongoing. The media has shown strong interest in the Company's technology and products, as evidenced by several recent front page articles in these publications.

      Manufacturing and Raw Materials. Currently, the Company has a small manufacturing and warehousing facility. All components and the finished surgical systems are manufactured under subcontracting arrangements. All subcontractors are located within the United States. None of these companies manufacture products that compete with the Company's products. All component and systems manufacturing is performed under a system of quality control and testing. As a condition to such contracting, each subcontractor's manufacturing facilities and personnel must comply with the Good Manufacturing Practices (GMP) guidelines established by the FDA, as well as similar guidelines established by foreign governments.

      The Company subcontracts the manufacturing of some of its ancillary instruments, accessories and consumables through specified vendors in the United States. These products are contracted in quantities and at costs consistent with the Company's financial capabilities and pricing needs.

      The Company currently sub-contracts the manufacture of its Precisionist(trademark) and Photon(trademark) laser cataract systems to one of its shareholders, Zevex International, Inc. ("Zevex"), which is located in Salt Lake City, Utah. On September 23, 1996, the
Company entered into a Design, Engineering and Manufacturing
Agreement with Zevex for the engineering and manufacture of the Photon(trademark) laser cataract system, except for the laser cavity and unique surgical probes. Under the terms of the agreement, the Company will pay Zevex a total of $1,000,000 in the form of periodic milestone payments for engineering and design services relating to the completion of a prototype of the Company's Photon laser cataract system and 19 other such systems. To receive the final milestone payments, including a $140,000 incentive bonus, Zevex must deliver the prototype and 19 other systems to the Company fully assembled and operational by March 31, 1997. In addition, the system must be validated according to IEC 601 standards by June 15, 1997. The Company agrees to purchase each completed system from Zevex at a cost equal to the lesser of $19,000 or the actual cost for Zevex to manufacture the system, plus 30%. The term of the agreement is for three years.
However, the agreement can be terminated at any time by the Company if Zevex fails for two consecutive quarters to timely fulfill the Company's purchase orders, or by Zevex if the Company fails to timely make the payments required by the agreement after having received a 20-day notice from Zevex demanding payment.
Zevex is also under an exclusive contract with the Company, which expires September 23, 1999, that prohibits Zevex from manufacturing complete ultrasound or laser surgical systems for any other company, without permission from the Company.

      The laser cavity, optical train and power source for the Photon(trademark) laser cataract system are supplied by Sunrise Technologies, Inc. in Fremont, California ("Sunrise") under a separate manufacturing agreement which expired June 1, 1996. The Company is negotiating with Sunrise to renew the agreement. The President and Chief Executive Officer of Sunrise is currently on the Company's Board of Directors. The Company is in the process of establishing an internal laser cataract probe manufacturing facility and plans all probe production in Salt Lake City. The remaining operating elements of the Photon(trademark) laser cataract system, the computer controller, fluidics and ancillary surgical modalities, are developed through Zevex. Although substantial reliance is currently placed with Zevex and Sunrise, the Company believes it would be able to find alternative manufacturers for its products currently manufactured by these two sources. The Company also believes that there are multiple sources of raw materials that are used or could be used in its products.

      Installation, Service and Training. The Company installs and maintains its products through its international dealers or representatives and domestic direct sales force. Service for the Company's products is overseen from its Salt Lake City, Utah headquarters and is augmented by its international dealer network, which dealers also provide technical service and repair. Installation, on-site training and a 12 to 18 month warranty are included as the standard terms of sale. The Company provides distributors with replacement parts at no charge during the warranty period. To date, the Company has incurred minimal expenses under this warranty program. International distributors are responsible for installation, repair and other customer service to installed systems in their territory. All system parts are modular sub-components that are easily removed and replaced. The Company maintains an adequate parts inventory and provides 24 hour replacement parts shipment to its dealers.
After the warranty period expires, the Company offers one year service contracts to its domestic customers and will continue to sell parts to international dealers who in turn create their own service plans with their customers. As of the date of this prospectus, the Company has not sold any one year service contracts.

      Third-Party Reimbursement. It is expected that the Company's laser systems will generally be purchased by ophthalmologists and hospitals which will then bill various third-party payors for the health care services provided to their patients. These payors include Medicare, Medicaid and private insurers. Government agencies generally reimburse at a fixed rate based on the procedure performed. Some of the potential procedures for which the Photon(trademark) laser cataract systems may be used, may be determined to be elective in nature, and third-party reimbursement may not be available for such procedures, even if approved by the FDA. In addition, third-party payors may deny reimbursement if they determine that the procedure was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. There can be no assurance that reimbursement from third-party payors will be available, or if available, that reimbursement will not be limited, thereby materially adversely affecting the Company's ability to develop new products on a profitable basis.

Research and Development

      The Company's primary product development strategy is to commercialize its core technology for participation in the cataract surgery market. Further, the Company believes that its laser systems may potentially have broader ophthalmic applications, as well as non-ophthalmic medical and dental applications. Consequently, the Company believes that a strong research and development capability is important for the Company's future. The Company, therefore, has contacted several recognized and respected consultants and other technical personnel to act in technical and medical advisory capacities. Several of these consultants have been organized to form a Clinical Advisory Board which provides the Company with expert and technical support for current and proposed products, programs and services.

      The Company also believes its research and development capabilities provides it with the ability to respond to regulatory developments that may, from time to time, require the Company to effectively deal with U.S. and foreign government entities who oversee the Company's products. The Company intends to continue investing in research and development and strengthen its ability to enhance existing products and develop new products. The Company spent $207,451 on research and development in fiscal year 1994, $236,043 in fiscal year 1995 and $192,917 in fiscal year 1996.

Competition

      General. The Company is subject to competition from two principal sources: (i) manufacturers of competing ultrasound systems for performing cataract treatments and (ii) developing technologies for cataract and ophthalmic surgical treatment. The cataract surgical equipment industry is dominated by a few large companies who are well established in the marketplace, have experienced management, are well financed and have well recognized trade names and product lines. The Company believes that the combined sales of five entities account for over 90% of the Company's market. The remaining market is fragmented among emerging smaller companies, some of which are foreign.

      Most major competitors either entered or expanded into the market through the acquisition of smaller, entrepreneurial high-technology manufacturing companies. Therefore, because existing competitors or other entities desiring to enter the market could conceivably acquire current entrepreneurial enterprises with small market activity, their products cannot be ignored even though, under current circumstances, they may not appear to be formidable competitors.

      The Cataract Surgical System Industry.  Presently, products currently in use are offered by the major manufacturers utilizing
ultrasonic technology.   Additionally, those systems rely on
accessories including single-use cassette packs and other ancillary surgical disposables such as saline solution, sutures and intraocular lens for their profits. The cassette packs are required for fluid and tissue collection during the surgical procedure. The cassette packs are generally unique and proprietary to their respective systems and represent a barrier to entry for third-party, lower cost after-market suppliers.
While there is growing market resistance in the United States and internationally to single-use cassettes, the Company anticipates that manufacturers of ultrasound equipment will continue to develop and enhance their present ultrasound products in order to protect their investments in system and cassette technology and to protect their profits from sales of these cassettes and accessories. The Company's Precisionist(trademark) ultrasonic phaco system has the ability to use either reusable or single-use disposable components. The Photon(trademark) laser cataract system utilizes probes and cassette packs designed for single-use and semi-disposable instruments priced at a level consistent with the demands of health care cost containment. This will allow the health care providers a substantial measure of cost containment, while providing the Company the quality control and income capability from cassette sales.

      The typical list price of a competitive advanced ultrasonic system ranges from approximately $60,000 to $100,000. Lower cost models generally have a list price ranging from approximately
$30,000 to $60,000.  The list price for the Company's
Precisionist(trademark) Phaco System, which is comparable to advanced ultrasonic systems, is $45,500. The list price for the Precisionist(trademark) Thirty Thousand ocular surgery system is $89,900. The Company's Photon(trademark) Laser Phaco(trademark) will be sold at a price of approximately $119,000. The international market, with significantly lower medical budgets, has not been able to justify the expense of using disposable components. Budgetary constraints have limited current manufacturers from gaining a significant share of the international ultrasound equipment market, and has provided a niche for the emerging smaller companies discussed above.

      Ultrasound Equipment Manufacturers. As a relatively recent entrant into the cataract surgical equipment market with a newer equipment line, the Company is establishing itself and, as yet, does not hold a significant share of the market. The Company currently recognizes Alcon Laboratories/Surgical Division, Storz Instruments, Allergan Medical Optics and Chiron Vision as its primary competitors in the ultrasound phaco cataract removal market.

      Laser Equipment Manufacturers. Ophthalmic surgical equipment offered, or being readied for market, in the United
States is typically presented or displayed at the American
Academy of Ophthalmology held each year in November. Prior to 1993, no fully operational laser-assisted cataract surgery system was ever present or displayed as a commercial product. In
November 1993, October 1995 and October 1996, however, the
Company presented the Photon(trademark) laser cataract system at the American Academy of Ophthalmology meeting.

      To the Company's knowledge, only four other companies have attempted to develop laser equipment for cataract surgery. Based on the information currently available to the Company, these competitive laser companies appear to offer a less viable means of treating cataracts using laser technology. Based on the Company's opinion that the Photon(trademark) laser cataract system is not only operational, but also meets many of the market's requirements for immediate commercialization, the Company believes that, at least for the immediate future, there is no directly competing laser-assisted cataract surgical system available to the market. The Company also believes that its product is sufficiently distinctive and, if properly marketed, can capture a significant share of the cataract surgical device market. However, there are always substantial risks in undertaking a new venture in an established and already highly competitive industry. In the short-term, the Company is seeking to exploit these opportunities. Depending upon further developments, the Company may ultimately exploit those opportunities through a merger with a stronger entity already established or one that desires to enter the medical industry.

      The Company believes that its ability to compete successfully will depend on its capability to create and maintain advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other proprietary protection for its products and technologies, obtain required regulatory approvals and manufacture, assemble and successfully market products either alone or through other parties.

Intellectual Property Protection

      The Company's cataract surgical products are proprietary in design, engineering and performance. The Company's ultrasonic products have not been patented to date because the primary technology for ultrasonic tissue fragmentation, as available to all competitors in the market, is mainly in the public domain.
The Company intends, however, to file patents on its proprietary cassette system utilized in both the ultrasonic Precisionist(trademark) Thirty Thousand system and in its Photon(trademark) laser cataract system. Such patents will be filed prior to product shipments being made internationally and in the United States.

      The Photon(trademark) laser cataract system is protected under a United States patent issued in 1987 to Daniel M. Eichenbaum, M.D.
(U.S. Patent Number 4,694,828) for the utility and methods of laser ablation, aspiration and irrigation of tissue through a hand-held probe of a unique design. The Company secured the exclusive worldwide right to this patent shortly after its issue, and to the international patents pending, from Dr. Eichenbaum by means of a license agreement that entitled Dr. Eichenbaum to a royalty payment equal to 1% of the proceeds from the net commercial sales of the Photon(trademark) laser cataract system and accessories in all medical specialties. The Royalty Agreement terminates July 7, 2003. The Company has also entered into a Consulting Agreement with Dr. Eichenbaum which provides him with consulting fees equal to $25,000 per year through July 7, 2003.
Dr. Eichenbaum is also the Company's lead technical engineering and clinical investigator for the Photon(trademark) laser cataract system and is a member of the Company's Clinical Advisory Board.

      The Company has filed for a United States patent on an innovative corneal surgery system to treat nearsightedness, farsightedness and astigmatism. This device utilizes the Company's core ultrasound technology. This device presents a novel means of reducing or eliminating corneal refractive surgery complications and improving the post-operative outcome for radial keratotomy refractive surgery. It is designed to be an alternative to expensive corneal refractive lasers. The Company intends to continue its development of patentable technology products for manufacture and sale, or for licensing to strategic partners in ophthalmology and other medical specialties.

      Although the Company's trademarks are important to its business, it is not the Company's policy to pursue trademark registrations for its trademarks associated with its products. Consequently, the Company relies on common law trademark rights to protect its unregistered trademarks, although common law trademark rights do not provide the Company with the same level of protection as would U.S. federal registered trademarks. Common law trademark rights only extend to the geographical area in which the trademark is actually used while U.S. federal registration prohibits the use of the trademark by any party anywhere in the United States.

      The Company also relies on trade secret law to protect some aspects of its intellectual property. All of the Company's key employees, consultants and advisors are required to enter into a confidentiality agreement with the Company. Most of the Company's third-party manufacturers and formulators are also bound by confidentiality agreements with the Company.

Regulation

      The Company's surgical systems are regulated as medical devices by the FDA under the FDC Act. As such, these devices require premarket clearance or premarket approval by the FDA prior to commercialization. Such clearance or approval is premised on the production of evidence sufficient for the Company to show reasonable assurance of safety and effectiveness regarding its products. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States and the export of medical devices from the United States. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial of premarket clearance or approval for devices, recommendations by the FDA that the Company not be allowed to enter into government contracts, and criminal prosecution.

      Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA began classifying medical devices in commercial distribution into one of three classes:
Class I, II or III. This classification is based on the controls that are perceived to be necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those devices, the safety and effectiveness of which can reasonably be ensured through general controls, such as adequate labeling, advertising, premarket notification and adherence to the FDA's Good Manufacturing Practice ("GMP") regulations. Some Class I devices are exempt from some of the general controls. Class II devices are those devices the safety and effectiveness of which can reasonably be assured through the use of special controls, such as performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices are devices that must receive premarket approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices, or to new devices that have been found not to be substantially equivalent to legally marketed devices.

      There are two principal methods by which FDA approval may be obtained. One route is to seek FDA approval through a premarket notification filing under Section 510(k) of the FDC Act. If a manufacturer or distributor of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-1976 Class III medical device for which the FDA has not called for a pre-marketing approval ("PMA"), the manufacturer or distributor may seek FDA 510(k) premarket clearance for the device by filing a 510(k) premarket notification. The 510(k) notification and the claim of substantial equivalence will likely have to be supported by various types of data and materials, possibly including clinical testing results, obtained under an Investigational Device Exemption ("IDE") granted by the FDA. The manufacturer or distributor may not place the device into interstate commerce until an order is issued by the FDA granting premarket clearance for the device. By regulation, the FDA has no specific time limit by which it must respond to a 510(k) notification. The FDA has recently been requiring more rigorous demonstrations of substantial equivalence in connection with 510(k) notifications and in many cases, the time periods required for product approvals have increased. There can be no assurance that the Company will obtain 510(k) premarket clearance for any of the future devices for which the Company seeks such clearance.

      The FDA may determine that the device is "substantially equivalent" to another legally marketed Class I, Class II or pre-1976 Class III device for which the FDA has not called for a PMA, and allow the proposed device to be marketed in the United States. The FDA may determine, however, that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. A "not substantially equivalent" determination or a request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on the Company's continued operations.

      The alternate method to seek approval is to obtain premarket approval from the FDA. If a manufacturer or distributor of a medical device cannot establish that a proposed device is substantially equivalent to another legally marketed device, whether or not the FDA has made a determination in response to a 510(k) notification, the manufacturer or distributor will have to seek premarket approval for the proposed device. A PMA application would have to be submitted and be supported by extensive data, including preclinical and clinical trial data to prove the safety and efficacy of the device. If human clinical trials of a proposed device are required and the device presents a "significant risk," the manufacturer or the distributor of the device will have to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites, and the approval letter could include the number of patients approved by the FDA. An IDE clinical trial can be divided into several parts or phases. Sometimes, a company will conduct a feasibility study to confirm that a device functions according to its design and operating parameters. This is usually done with a limited number of patients at one clinical trial site. If the results of the first study phase are promising, the sponsor may, with the FDA's permission, expand the number of clinical trial sites and the number of patients to be treated to assure reasonable stability of clinical results.
Phase II studies are performed to confirm predictability of results and the absence of adverse reactions. The company may, upon receipt of the FDA's authorization, subsequently expand the study to a third phase with a larger number of clinical trial sites and a greater number of patients. This involves longer patient follow-up times and the collection of more patient data. Product claims, labeling and core data for the PMA are derived primarily from this portion of the clinical trial. The company may also, upon receipt of the FDA's permission, consolidate one or more of such portions of the study. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. Although both approval methods may require clinical testing of the device in question under an approved IDE, the premarket approval procedure is more complex and time consuming.

      Upon receipt of the PMA application, the FDA makes a threshold determination whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA has by regulation 90 days to review it; however, the review time is often extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP requirements prior to approval of a PMA. While the FDA has responded to PMA applications within the allotted time period, PMA reviews generally take approximately 12 to 18 months or more from the date of filing to approval. The PMA process is a lengthy and expensive one, and there can be no assurance that such approval will be obtained for any of the Company's products determined to be subject to such requirements. A number of devices for which PMA approval has been sought by other companies have never been approved for marketing.

      Any products manufactured or distributed by the Company pursuant to a premarket clearance notification or PMA are or will be subject to pervasive and continuing regulation by the FDA.
The FDA Act also requires that the Company's products be manufactured in registered establishments and in accordance with GMP regulations. Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of medical devices is also subject to regulation in certain instances. In addition, the use of the Company's products may be regulated by various state agencies.

      All lasers manufactured for the Company are subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users pursuant to a performance standard, and to comply with labeling and certification requirements. Various warning labels must be affixed to the laser, depending on the class of the product under the performance standard.

      Although the Company believes that it and its manufacturers currently comply and will continue to comply with all applicable regulations regarding the manufacture and sale of medical devices, such regulations are always subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in review guidelines, regulations or administrative interpretations by the FDA or other regulatory bodies, with possible retroactive effect, will not materially adversely affect the Company. In addition to the foregoing, the Company is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon the Company's ability to conduct business.

      The Company and the manufacturers of the Company's products may be inspected on a routine basis by both the FDA and individual states for compliance with current GMP regulations and other requirements.

      Congress has considered several comprehensive federal health care programs designed to broaden coverage and reduce the costs of existing government and private insurance programs. These programs have been the subject of criticism within Congress and the health care industry, and many alternative programs and features of programs have been proposed and discussed.
Therefore, the Company cannot predict the content of any federal health care program, if any is passed by Congress, or its effect on Company and its business. Some measures that have been suggested as possible elements of a new program, such as government price ceilings on nonreimbursable procedures and spending limitations on hospitals and other healthcare providers for new equipment, could have an adverse effect on the Company's profitability. Uncertainty concerning the features of any health care program considered by the Congress, its adoption by the Congress and the effect of the program on the Company's business could result in volatility of the market price of the Company's Common Stock.

      Furthermore, the introduction of the Company's products in foreign countries may require the Company to obtain foreign regulatory clearances. The Company believes that only a limited number of foreign countries have extensive regulatory requirements, including France, Germany, Korea and Japan. The time involved for regulatory approval in foreign countries varies and can take a number of years. During the period in which the Company will be attempting to obtain the necessary regulatory approvals in these countries, the Company also expects to market its products on a limited basis in certain European, Latin American and Asian countries where its products satisfy applicable regulatory standards. There is no assurance that the Company's products will be approved by the FDA or other governmental agencies for intended applications in the United States and targeted foreign markets, nor is there any assurance that the FDA will approve the export of the Company's products, which approval is required on a country-by-country basis for applications not yet approved in the United States.

      A number of European and other economically advanced countries, including Italy, Spain and Scandinavia, have not developed a regulatory agency for intensive supervision of such devices. Instead, they generally have been willing to accept the approval of the FDA. Therefore, a PMA, 510(k) or approved IDE from the FDA is tantamount to approval in those countries. These countries and most third world countries have simply deferred direct discretion to the licensed practicing surgeons themselves to determine, along with other professional discretion, the nature of devices that they will use in medical procedures. Both the Precisionist(trademark) system (the Company's ultrasonic system) and the Photon(trademark) laser cataract system (the Company's laser-assisted system) are devices requiring such approval. Therefore, a significant aspect of the acceptance of the devices in the market is, in large part, the effectiveness of the Company in obtaining the necessary approvals. Having an approved IDE will allow the Company, once adequate funding is available, to obtain export rights to manufacture and ship over $6 million in backlog orders it has received from international dealers.

Regulatory Status of Products

      The Precisionist(trademark) and the Precisionist(trademark)
Thirty Thousand Ocular Surgery Systems. Pursuant to Section 510(k) of the Food Drug and Cosmetic Act ("FD&C"), the FDA granted market clearance for the commercialization of the Precisionist(trademark) system in 1990 and the Precisionist(trademark) Thirty Thousand system in 1995, thereby allowing the Company to sell these devices in the United States for their intended use as cataract surgical systems. That clearance, in turn, has allowed for similar approvals in several foreign countries, allowing sales to be undertaken in all of those countries. Because no approvals are required in many third world countries, including several countries in the Middle East and Latin America, those areas are open for sales.

      Applications for approval in other western countries, including Germany and France, are currently pending. Under present circumstances, although there is no assurance, approval of the German application is expected. Because France places substantial credence in German approvals, it is expected that approval in France will follow sometime thereafter. In Japan and Korea, the Company has provided the Precisionist(trademark) system to established dealers that have applied for approval in those respective countries.

      The Photon(trademark) laser cataract. The Company has acquired permission from the FDA to manufacture the device, and export approval from the United States is pending. The Company expects to have systems available for delivery outside the United States by March 1997. Photon(trademark) laser cataract sales may commence in foreign markets as soon as the Company has devices available for delivery. Orders can also be delivered to dealers and manufacturer's representatives in such countries as Japan and Korea where the dealers will make applications for approval.

      With regard to the United States, although the Photon(trademark) laser cataract system is uniquely configured in an original and proprietary manner, its distinctive component is the laser system it employs. The laser system, a Nd:YAG laser, is not proprietary to the device or the Company and is widely used in the medical industry and other industries as well. Of particular significance is the fact that this particular component has received previous market clearance from the FDA for other ophthalmic and medical applications. Also of significance is the Company's belief that the surgical treatment method used with the Photon(trademark) laser cataract is similar to the current ultrasound cataract treatment employed by ophthalmologists.

      The Company submitted its Premarket Notification under
Section 510(k) of the FD&C Act for the Photon(trademark) laser cataract system in September 1993. The FDA requested clinical support data for claims made in the 510(k) Premarket Notification, and in October 1994 the Company submitted an IDE application to provide for a "modest clinical study" in order to collect the data required by the FDA for clearance of the Photon(trademark) laser cataract system. The FDA granted this IDE in May 1995. The Company began human clinical trials in April 1996 and successfully completed the clinical surgeries in December 1996. The Company has also provided the FDA with other operational, clinical and safety data and results that the Company believes qualifies the Photon(trademark) laser cataract system for "substantial equivalence" to medical devices previously cleared for commercialization. The Company received its documentation for Export of Unapproved Devices from the FDA as soon as the IDE was granted and is now completing this documentation. With permission to export, the Company can manufacture the Photon(trademark) laser cataract system in the United States and export against its international customer backlog.

Employees

      As of December 20, 1996, the Company had 15 full-time employees. This number does not include the Company's 16 manufacturer's representatives who are independent contractors rather than employees of the Company. The Company also utilizes 13 consultants and advisors. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. None of the Company's employees is a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes. The Company considers its relations with its employees to be good.


Item 2. Description of Properties

      The Company's executive offices are currently located at 1772 West 2300 South, Salt Lake City, Utah. This facility consists of approximately 5,400 square feet of leased office space under a one year lease that will expire on December 31, 1997. The facility is leased from Tri-Cox, L.C., a Utah limited liability company at a base monthly rate of $2,972 plus a monthly common maintenance area fee of $354. Pursuant to the lease, the Company pays all insurance on the premises. The Company believes it will be able to either enter into a new lease after the current lease expires or find new space to lease. The Company believes that this facility is adequate and satisfies its needs for the foreseeable future.

Item 3. Legal Proceedings

      On November 25, 1996, the Company was served with a Summons and Complaint in an action commenced in the United States District Court for the Southern District of New York against the Company by Federman Associates, Inc. ("Federman Associates"), a New York based investment banking company, and its principal officer, Hyman L. Federman ("Federman"). The action is based upon a March 31, 1995, agreement between Federman Associates and the Company (the "Agreement") in which Federman Associates agreed to obtain $5,000,000 to $8,000,000 in capitalization for the Company prior to December 31, 1995 in exchange for the right to purchase a five percent (5%) equity position in the Company for $25,000 and the payment of $3,000 per month for a period of 36 months. The action is also based upon the additional services Federman Associates alleges it performed for the Company.

      Federman and Federman Associates assert in their first claim for relief that they fully performed the Agreement and are therefore entitled to 256,780 shares of the Company's common stock and $3,000 per month for a period of 36 months commencing July 1996. In their second claim for relief, Federman and Federman Associates claim that they "were ready, able and willing to perform" the Agreement, but were prevented from performing the Agreement by the Company not filing a Registration Statement with the Securities and Exchange Commission (the "Commission") within the requisite time period. In the final claim for relief, Federman claims he is personally owed 100,000 shares of Common Stock for the additional services he claims to have performed.

      It should be noted that Federman passed away during the last week of November, 1996. The lawsuit will be therefore be turned over to Federman's estate. The Company believes the Complaint brought by Federman Associates and Federman is without merit as Federman Associates did not obtain the required capitalization for the Company prior to December 31, 1995 and there was no agreement between Federman and the Company for the payment of services performed by Federman. The Company intends to vigorously defend the action. Nevertheless, in the event the Company does not prevail in its defenses, the lawsuit could have a material adverse impact on the Company's financial condition and could result in dilution to the Company's shareholders.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                         PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The Company's Common Stock, Class A Warrants and Units (each Unit consisting of one share of Common Stock and one Class A Warrant) trade on the Nasdaq SmallCap Market under the respective symbols of "PMED", "PMEDW" and "PMEDU". Prior to July
22, 1996, there was no public market for the Common Stock.   The
following are the high and low sales prices for the Common Stock as reported by Nasdaq.


  Period (Calendar Year)                   Price Range
  ----------------------                   -----------
                                    High              Low
                                    ----              ---
  1996
      Third Quarter
      (since July 22, 1996) . . . .  6                2
      Fourth Quarter
      (through December 20, 1996). . 5-5/8


      The Company's Series A Preferred Stock and Series B
Preferred Stock are not traded.

      The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company must pay cash dividends to holders of its Series A Preferred and Series B Preferred before it can pay any cash dividend to holders of its Common Stock. Dividends paid in cash pursuant to outstanding shares of the Company's Series A and Series B Preferred Stock are only payable from surplus earnings of the Company and are non-cumulative and therefore, no deficiencies in dividend payments from one year will be carried forward to the next. The Company currently intends to retain future earnings, if any, to fund the development and growth of the Company's proposed business and operations. Any payment of cash dividends in the future on the Common Stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under any debt obligations, as well as other factors that the Company's Board of Directors deems relevant. The Company issued 6,764 shares of its Series A Preferred and 6,017 shares of its Series B Preferred on January 8, 1996 as a stock dividend to Series A and Series B shareholders of record as of December 31, 1994.

      As of December 20, 1996, there were 612 record holders of Common Stock, 21 record holders of Series A Preferred Stock and
36 record holders of Series B Preferred Stock.


Item 6. Management's Discussion and Analysis or Plan of Operation

General

      The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements (including the notes thereto), and the other information included elsewhere herein. The Company's fiscal year runs from October 1 to and including September 30.

      The Company is engaged in the development, manufacture and sale of ophthalmic surgical devices designed to perform minimally invasive cataract removal surgery. Paradigm's activities for fiscal years ending September 30, 1994, 1995 and 1996 include international and domestic sales of the Precisionist Phaco system, research and development for the Photon(trademark) laser cataract system and primary research for other new products and businesses.

Results of Operations

      Fiscal Year Ended September 30, 1996 Compared to Fiscal
Year Ended September 30, 1995.

      Sales decreased by $255,450, or 50%, to $252,134 in fiscal 1996 from $507,584 for the comparable period in 1995. This decrease was a result of a reduction in the sales of the Precisionist Phaco System resulting from the Company focusing its limited financial resources on the public offering. Cost of sales decreased $86,338, or 32%, to $180,010 in fiscal 1996 from $266,348 for the comparable period in 1995, as a result of the reduced sales. The gross margin in fiscal 1996 of 29% is down from the gross margin for the comparable period in 1995 of 48% because sales in 1996 included more parts and accessories which have a lower gross margin.

      Marketing and selling expenses decreased by $212,137, or 50%, to $216,128 in fiscal 1996 from $428,265 for the comparable period in 1995. The decrease was a result of the Company focusing its limited financial resources on the public offering. The Company expects to increase its marketing and selling activities now that the public offering has been completed.

      General and administrative expenses increased by $415,388, or 102%, to $823,191 in fiscal 1996 from $407,803 for the comparable period in 1995. This increase was the result of the increased administrative costs related to preparation for the public offering of the Company's Common Stock. The Company expects to increase its staff significantly to support the activities associated with the introduction of the Photon(trademark) laser cataract system.

      Research and development expenses increased by $52,811, or 22%, to $288,854 in fiscal 1996 from $236,043 for the comparable period in 1995. The Company expects the amount spent on research and development for the Photon(trademark) laser cataract system and other new products to increase in fiscal 1997.

      In fiscal 1996, the Company incurred $179,000 of expenses in connection with obtaining the relinquishment of certain anti-dilution rights. See "Item 13. Certain Relationships and
Related Transactions."

      Fiscal Year Ended September 30, 1995 Compared to Fiscal
Year Ended September 30, 1994.

      Sales increased by $39,703, or 8%, to $507,584 in fiscal
1995 from $467,881 in fiscal 1994. This increase was primarily due to increased sales of the Company's Precisionist Phaco System and the sale of one prototype Photon(trademark) laser cataract system. Cost of sales decreased $42,098, or 14%, to $266,348 in fiscal
1995 from $308,446 in fiscal 1994. Cost of sales decreased as a percentage of net revenues to 52% in 1995 as compared to 66% in 1994. The reduction in cost of sales as a percentage of net revenues was the result of increased unit sales in 1995 at higher retail prices through a direct sales force in the United States and a reduction in cost of sales on a per unit basis resulting from lower component and accessory prices in 1995.

      Marketing and selling expenses increased by $77,483, or 22%, to $428,265 in fiscal 1995 from $350,782 in fiscal 1994.
This increase was primarily due to expanded marketing, advertising and publicity activities related to the FDA approval of the laser-ready Precisionist Thirty Thousand ocular surgery system, the Company's laser upgrade sales program, expanded convention activities including symposiums, live demonstrations of the laser system, expanded training courses and attendance at the European Society of Cataract and Refractive Surgery meeting to expand international distribution and backlog.

      General and administrative expenses increased by $70,518, or 21%, to $407,803 in fiscal 1995 from $337,285 in fiscal 1994.
This increase was the result of increased administrative costs related to preparation for the planned public offering of the Company's Common Stock and the expansion of sales activities. The Company anticipates increasing its staff significantly to support the activities associated with the introduction of the Photon(trademark) laser cataract system.

      Research and development expenses increased by $28,592, or 14%, to $236,043 in fiscal 1995 from $207,451 in fiscal 1994.
This increase was due to the continued development of the Photon(trademark) laser cataract System, including costs associated with development, submission and management of the premarket notification and investigational clinical trial plan through the FDA. The Company expects the amount spent on research and development for the Photon(trademark) laser cataract system and new products to increase in fiscal 1996.

Liquidity and Capital Resources

      The Company used cash in operating activities of $1,315,399 in fiscal 1996 compared to $979,848 for the comparable period in 1995. The increase in cash used in fiscal 1996 was a result of the higher loss during that period. The Company used cash in investing activities of $590,921 in fiscal 1996 compared to $40,681 for the comparable period in 1995. These operating and investing cash outflows were financed primarily from the proceeds of private placements of the Company's preferred stock and Bridge Notes and the public offering.

      The Company generated $6,250,000 from the public offering of its Common Stock before deducting expenses totaling $1,509,569. The Company generated $575,000 from the private placement of Bridge Notes in fiscal 1996. In fiscal 1996, the Company made $611,256 in principal and interest payments to retire the Bridge Notes and $61,829 in principal payments on long-term debt. During fiscal 1995, the Company received proceeds from the private placement of its Series B Convertible Preferred Stock in the net amount of $1,469,650. During fiscal 1995, the Company made $143,261 in principal payments on long-term debt.

      The Company used cash in operating activities of $979,848 in fiscal 1995, compared to cash used in operating activities of $794,528 in fiscal 1994. The increase in cash used was a direct result of the increase in operating expenses, which was only partially offset by increased gross profit from product sales. The Company used cash in investing activities of $40,681 in fiscal 1995, compared to cash used in investing activities of $12,112 in fiscal 1994. The increase in cash used in fiscal 1995 is primarily a result of the Company's purchase of an automobile using proceeds from a bank loan. These operating and investing cash outflows were financed primarily from the proceeds of private placements of the Company's preferred and common stock.

      From May 1994 to September 1995, the Company raised a total of $1,972,000 from a private placement of its Series B Convertible Preferred Stock. In fiscal 1994 the net proceeds from this private placement were approximately $183,470 after deducting commissions and expenses totaling $59,530, and in fiscal 1995 the net proceeds were $1,469,650 after deducting commissions and expenses totaling $259,350. Through April 1994 the Company raised a total of $464,000 from a private placement of its Series A Convertible Preferred Stock. The net proceeds from this private placement were $403,680 after deducting commissions and expenses totaling $60,320. During fiscal 1994 the Company also raised $108,225 from the issuance of its common stock. Such proceeds were for working capital purposes, including general and administrative expenses, research and development related to the Company's present and new products and to repay $12,807 of long-term debt in fiscal 1994 and $143,260 of long-term debt in fiscal 1995.

      In March 1993, the Company obtained a loan from the Utah Technology Finance Corporation ("UTFC") in the amount of $50,000. The loan bears interest at a rate of 4% above the prime rate per annum. In September 1993, the Company obtained a second loan from UTFC in the amount of $40,000. The loan bears interest at a rate of 4% above the prime rate per annum. The proceeds from both loans were used for working capital purposes, including general and administrative expenses and research and development related to the Company's present and new products. The UTFC loans were paid off from the proceeds of the Company's public offering. In September 1995, the Company obtained a 9.95% loan from a bank to purchase an automobile.

      The Company expects that the net proceeds of the public offering will enable it to meet its liquidity and capital requirements for approximately 12 months following the completion of the offering in July 1996. There can be no assurance that the Company can generate sufficient revenues from product sales to satisfy its working capital requirements after such time. The Company's working capital requirements will depend upon numerous factors, including progress of the Company's research and development program for the development of new products and new applications for its present core product, the success of its regulatory programs with domestic and foreign agencies for its new products, the levels of resources devoted by the Company to the development of manufacturing and marketing capabilities, technological advances, the status of competitors and the success or lack thereof of the Company's marketing efforts. To meet its short-term and long-term requirements, including research and development activities, the Company may be required to obtain additional financing. The Company currently has a $600,000 line of credit with Key Bank related to accounts receivable and inventory financing. The Company may seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities, or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms, if at all.

      At September 30, 1996, the Company had net operating loss carryforwards (NOLs) of approximately $3,300,000 and research and development tax credit carryforwards of approximately $47,700.
These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2011.
Because the Company has yet to recognize significant revenue from the sale of its Photon(trademark) laser cataract System, a valuation allowance has been provided in full for these deferred tax assets. The Company's ability to use its NOLs to offset future income may be subject to restrictions enacted in the United
States Internal Revenue Code of 1986, as amended. These restrictions could limit the Company's future use of its NOLs if there is a cumulative ownership change of more than 50%, which would include the changes of ownership related to the offering.

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

Item 7.  Financial Statements and Supplementary Data

Report of Independent Accountants . . . . . . . .    F-2

Balance Sheet . . . . . . . . . . . . . . . . . .    F-3

Statements of Operations. . . . . . . . . . . . .    F-4

Statements of Changes in Stockholders' Equity . .  F-5 to F-7

Statements of Cash Flows. . . . . . . . . . . . .  F-8 to F-9

Notes to Financial Statements . . . . . . . . . . .F10 to F-21

       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors of
Paradigm Medical Industries, Inc.:

We have audited the accompanying balance sheet of Paradigm Medical Industries, Inc. (the Company) as of September 30, 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of September 30, 1996, and the results of its operations and its cash flows for the years ended September 30, 1996 and 1995 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Coopers & Lybrand L.L.P.
Salt Lake City, Utah
November 8, 1996

             Paradigm Medical Industries, Inc.


                      BALANCE SHEET
                 as of September 30, 1996
                         --------


ASSETS
Current assets:
  Cash and cash equivalents                     $ 3,040,152
      Marketable debt securities,
        available-for-sale                          486,039
      Trade accounts receivable                      55,454
      Inventories                                   369,045
      Prepaid expenses                               18,361
                                                -----------
      Total current assets                        3,969,051

Deferred charges                                    100,000
Property and equipment, net                         123,544
                                                -----------

      Total assets                              $ 4,192,595
                                                ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $     38,656
  Accrued liabilities                               118,359
  Note payable to bank-current                        3,198
                                               ------------
      Total current liabilities                     160,213

Note payable, less current portion                   16,455
                                               ------------
      Total liabilities                             176,668
                                               ------------

Commitments (Notes 4, 10 and 11)

Stockholders' equity:
  Preferred stock, Authorized:
  5,000,000 $.001 par value shares
    Series A, Authorized:  500,000 shares;
      issued and outstanding: 122,764 $.001
      par value shares (aggregate liquidation
      preference of $122,764)                           123
    Series B, Authorized: 500,000 shares;
      issued and outstanding: 466,055 $.001
      par value shares (aggregate liquidation
      preference of $1,864,220)                         466
    Additional paid-in capital, preferred stock   1,975,487
    Common stock, Authorized: 20,000,000 shares;
      Issued: 3,174,198 shares; Outstanding:
      3,171,598 shares; $.001 par value               3,172
    Additional paid-in capital, common stock      6,186,251
    Treasury stock, 2,600 shares, at cost            (3,777)
    Unearned compensation                           (82,083)
    Accumulated deficit                          (4,050,009)
    Unrealized loss on marketable debt
      securities, available-for-sale                (13,703)
                                                ------------
      Total stockholders' equity                  4,015,927
                                                ------------
      Total liabilities and
        stockholders' equity                    $ 4,192,595
                                                ===========

            The accompanying notes are an integral
               part of the financial statements
                            F - 3

                   Paradigm Medical Industries, Inc.


                     STATEMENTS OF OPERATIONS
         for the years ended September 30, 1996 and 1995

                                          1996         1995
                                          ----         ----
Sales                               $   252,134     $  507,584
Cost of sales                           180,010        266,348
                                    -----------     ----------
     Gross profit                        72,124        241,236
                                    -----------     ----------

Operating expenses:
  Marketing and selling                 216,128        428,265
  General and administrative            823,191        407,803
  Research and development              288,854        236,043
                                    -----------     ----------
     Total operating expenses         1,328,173      1,072,111
                                    -----------     ----------
Operating loss                       (1,256,049)      (830,875)
                                    -----------     ----------

Other income (expense):
  Stock issued for relinquishment
    of anti-dilution rights            (179,000)        (3,425)
  Interest income                        42,859         10,124
  Interest expense                      (56,829)        (8,381)
                                     ----------     ----------
                                       (192,970)        (1,682)
                                     ----------     ----------

Net loss                             (1,449,019)      (832,557)

Preferred stock dividend on 6%
  Series A and 12% Series B
  Preferred Stock                                      (51,124)

Return of stock dividend on 12%
  Series B Preferred Stock                  848
                                     ----------     ----------

Net loss attributable to common
  shareholders                      $(1,448,171)    $ (883,681)
                                    ===========     ==========

Net loss per common share                 $(.61)         $(.38)
                                    ===========     ==========

Shares used in computing net loss
  per common share                    2,379,121      2,352,031
                                    ===========     ==========


              The accompanying notes are an integral
                part of the financial statements
                             F - 4

                 PARADIGM MEDICAL INDUSTRIES, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            for the years ended September 30, 1996 and 1995

                                  Preferred Stock
               -------------------------------------------
                     Series A              Series B
               -------------------   --------------------
                 No. of
                 Shares    Amount     Shares     Amount
                --------  --------   --------   ---------
Balance at
September 30,
1994            116,000   $403,680    60,750   $  183,470

Issuance of
12% Series B
Preferred Stock
(net of
offering
costs of
$259,350)                            432,250    1,469,650

6% Series
A Preferred
Stock committed
to be issued
as a stock
dividend

12% Series B
Preferred Stock
committed to
be issued as a
stock dividend
                -------   --------   -------    ---------

Balance at
September 30,
1995            116,000    403,680   493,000    1,653,120

Issuance of 6%
Series A
Preferred Stock
dividend          6,764     27,056

Issuance of
12% Series B
Preferred Stock
dividend                               6,017       24,068

Conversion of
no par value
preferred shares
to $.001 par
value preferred
shares upon
reincorporation
in Delaware               (430,613)             (1,676,689)

Redemption of
recision offer
of Series B
Preferred Stock                      (32,962)        (33)
                --------  --------   --------   ---------

Balance at
September 30,
1996             122,764   $   123    466,055   $    466
                ========   =======    =======   ========


            for the years ended Septembesr 30, 1996 and 1995

                            Preferred Stock
                 -----------------------------------------------------
                       Series A                 Series B         Additional
                 Committed to be issued   Committed to be issued  Paid in
                 ----------------------   ----------------------  Capital,
                   No. of                  No. of                Preferred
                  Shares       Amount      Shares      Amount       Stock
                  ------       ------      ------      ------    -----------
Balance at
September 30,
1994

Issuance of
12% Series B
Preferred Stock
(net of offering
costs of
$259,350)

6% Series A
Preferred Stock
committed to
be issued as a
stock dividend     6,764       27,056

12% Series B
Preferred Stock
committed to be
issued as a
stock dividend                              6,017      $ 24,068
                 --------     --------     ------      --------   --------
Balance at
September 30,
1995              6,764        27,056       6,017        24,068

Issuance of
6% Series A
Preferred
Stock dividend    (6,764)     (27,056)

Issuance of
12% Series B
Preferred
Stock dividend                             (6,017)      (24,068)

Conversion of
no par value
preferred
shares to
$.001 par
value preferred
shares upon
reincorporation
in Delaware                                                       $2,107,302

Redemption of
recision offer
of Series B
Preferred
Stock                                                              (131,815)
                 ---------    --------     --------     -------   ---------
Balance at
September
30, 1996                      $                         $         $1,975,487
                 =========    ========     =========    =======   ==========



                                                 - Continued-

                                     The accompanying notes are an integral
                                        part of the financial statements

                             PARADIGM MEDICAL INDUSTRIES, INC.
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, Continued
                     for the years ended September 30, 1996 and 1995

                    Common Stock                         Treasury Stock
                --------------------     Additional    ------------------
                  No. of              Paid-in-capital, No. of
                  Shares     Amount     Common Stock   Shares    Amount
                ---------  ---------  ---------------  --------  --------
Balance at
September 30,
1994            1,982,148  $ 976,953                     2,600   $(3,777)

Issuance of
common stock
for relin-
quishment of
anti-dilution
rights              3,425      3,425

1995 net loss

Preferred stock
dividend on 6%
Series A and
12% Series B
Preferred Stock
                ---------  ---------                   --------  --------
Balance at
September 30,
1995            1,985,573    980,378                      2,600   (3,777)

Issuance of
common stock
previously accrued
as a liability
for services
rendered in
connection
with Series B
Preferred
Stock offering     25,000     10,251

Issuance of
common stock
for relinquish-
ment of anti-
dilution rights   20,000      30,000

Transfer of
common stock
from Company
officers for
relinquishment
of anti-dilution
rights                                $  149,000

Issuance of
common stock
for future
services        101,025    151,538

Amortization
of unearned
compensation


                   for the years ended September 30, 1996 and 1995

                                                         Net Unrealized
                                                          Loss on
                            Unearned     Accumulated     Debt Securities,
                          Compensation      Deficit     Available-for-Sale
                          ------------   -----------    ------------------
Balance at
September 30, 1994                       $(1,717,309)

Issuance of common
stock for relinquish-
ment of anti-dilution
rights

1995 net loss                               (832,557)

Preferred stock
dividend on 6%
Series A and 12%
Series B Preferred
Stock                                        (51,124)
                                          -----------

Balance at September
30, 1995                                  (2,600,990)

Issuance of common
stock previously
accrued as a
liability for
services rendered
in connection with
Series B Preferred
Stock offering

Issuance of common
stock for relinquish-
ment of anti-dilution
rights

Transfer of common
stock from Company
officers for
relinquishment of
anti-dilution
rights

Issuance of common
stock for future
services                   $(151,538)

Amortization of
unearned
compensation                  69,455


                                         - Continued -

                          The accompanying notes are an integral
                             part of the financial statements

                                  PARADIGM MEDICAL INDUSTRIES, INC.

                    for the years ended September 30, 1996 and 1995


                    Common Stock                         Treasury Stock
                --------------------     Additional    ------------------
                  No. of              Paid-in-capital  No. of
                  Shares     Amount     Common Stock   Shares    Amount
                ---------  ---------  ---------------  --------  --------
Issuance of
warrants in
connection
with private
placement of
notes (net
of offering
costs of
$2,175)                               $   27,825

Conversion
of no par
value common
shares to
$.001 par
value common
shares upon
reincorpora-
tion in
Delaware                 $(1,170,035)  1,170,035

Issuance
of common
stock for
initial
public
offering
(net of
offering
costs of
$1,509,569)     1,000,000      1,000  4,739,431

Issuance
of common
stock              40,000         40     99,960

Unrealized
loss on
marketable
debt
securities,
available-
for-sale

1996 net
loss
                ---------  ---------  -------------    --------  --------

Balance at
September
30, 1996        3,171,598  $   3,172   $6,186,251       2,600    $(3,777)
                =========  =========   ============    =======   ========


                 for the years ended September 30, 1996 and 1995

                                                           Net Unrealized
                                                              Loss on
                              Unearned     Accumulated     Debt Securities,
                           Compensation      Deficit      Available-for-sale
                           ------------    -----------    ------------------
Issuance of warrants
in connection with
private placement of
notes (net of offering
costs of $2,175)

Conversion of no par
value common shares to
$.001 par value common
shares upon reincorp-
oration in Delaware

Issuance of common
stock for initial
public offering (net
of offering costs of
$1,509,569)

Issuance of common
stock

Unrealized loss on
marketable debt
securities, available-
for-sale                                                       $(13,703)

1996 net loss                                $(1,449,019)
                           ------------     -------------    ------------
Balance at
September 30, 1996         $(82,083)         $(4,050,009)      $(13,703)
                           ============      ============    ============

                            The accompanying notes are an integral
                              part of the financial statements
                                             F - 7

              PARADIGM MEDICAL INDUSTRIES, INC.

                  STATEMENTS OF CASH FLOWS
          for the years ended September 30, 1996 and 1995

                                          1996          1995
                                      ------------  -----------
Cash flows from
operating activities:

  Net loss                            $(1,449,019)  $ (832,557)
  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities:
      Depreciation                         17,771        5,518
      Issuance of common stock
        for services and
        relinquishment of anti-
        dilution rights                     179,000        3,425
      Amortization of unearned
        compensation                         69,455
      Amortization of debt
        offering costs                       41,325
      Issuance of bridge note
        and warrants for services            25,000
      Increase (decrease) from
        changes in:
          Trade accounts receivable          49,445       86,458
          Inventories                        31,855     (378,645)
          Prepaid expenses                    3,282       (6,043)
          Deferred charges                 (100,000)
          Accounts payable                 (255,791)     144,091
          Accrued liabilities                72,278       (2,095)
                                           --------      -------
            Net cash used in
              operating activities       (1,315,399)    (979,848)
                                         -----------    ---------
Cash flows from investing activities:
  Purchase of property and equipment        (91,179)     (40,681)
  Purchase of marketable debt
    securities, available-for-sale         (499,742)
                                         ----------     --------
       Net cash used in investing
         activities                        (590,921)     (40,681)
                                         ----------     --------
Cash flows from financing activities:
  Proceeds from issuance of promissory
    notes and warrants                      575,000
  Debt offering costs                       (41,325)
  Proceeds from other notes payable                       22,549
  Principal payments on notes payable      (631,829)    (143,260)
  Proceeds from issuance of common
    stock                                 6,350,000
  Issuance costs - common stock          (1,509,569)
  Proceeds from issuance of preferred
    stock                                              1,729,000
  Issuance costs - preferred stock                      (259,350)
  Payments for recision offer of
    Series B preferred stock              (131,848)
  Issuance costs - warrants                 (2,175)
                                         ---------    ----------
      Net cash provided by
        financing activities             4,608,254     1,348,939
                                         ---------     ---------
Net increase in cash and
  cash equivalents                       2,701,934       328,410

Cash and cash equivalents
  at beginning of period                   338,218         9,808
                                        ----------     ---------
Cash and cash equivalents
  at end of period                     $ 3,040,152     $ 338,218
                                       ===========     =========


                         - Continued -

                    The accompanying notes are an integral
                       part of the financial statements

                           PARADIGM MEDICAL INDUSTRIES


                       STATEMENTS OF CASH FLOWS, Continued
                  for the years ended September 30, 1996 and 1995

                                          1996            1995
                                       ---------      ----------
Supplemental disclosure of
  cash flow information:
    Cash paid for interest             $  56,829      $   8,895

Supplemental disclosure of
  noncash investing and
  financing activities:
    Preferred stock dividend on
      6% Series A and 12%
      Series B Preferred Stock                        $  51,124
    Issuance of common stock for
      services rendered in connection
      with preferred stock offering    $  10,251
      Common stock issued for
        future services                $ 151,538


                          The accompanying notes are an integral
                            part of the financial statements

                            PARADIGM MEDICAL INDUSTRIES, INC.
                              NOTES TO FINANCIAL STATEMENTS


1.    Organization and Significant Accounting Policies:
      ------------------------------------------------

      Organization
      ------------

      Effective May 5, 1993, French Bar Industries, Inc. (French
Bar) entered into a merger agreement with Paradigm Medical, Inc. (Paradigm) a California Corporation incorporated in October 1989. The agreement merged French Bar and Paradigm Medical, Inc. into a single public corporation under the name of Paradigm Medical Industries, Inc. (the Company). For accounting purposes the merger was accounted for as a purchase with Paradigm treated as the acquirer because the shareholders of Paradigm obtained control of the Company.

      Since its inception in October 1989, the Company has been engaged in marketing and selling advanced surgical systems for cataracts, various attachments and disposable accessories. The Company is in the process of introducing a proprietary laser-based surgical machine which is expected to become its core business.

      The Company is dependent upon a single product line targeted towards minimally invasive cataract surgery devices. Revenues recognized to date primarily represent revenues from the sale of the Company's conventional ultrasound cataract surgery machine (the Precisionist). The Company has recognized minimal revenue from the sale of its proprietary laser-based product, the Photon LaserPhaco System (the Photon). In May, 1995 the Company received regulatory approval to manufacture the Photon in limited quantities and conduct clinical trials in the U.S. on a limited basis. Clinical trials of the Photon commenced in April, 1996. The Company's ability to achieve profitability depends upon its ability to obtain the regulatory approvals required to manufacture and market the Photon on an unlimited scale.

      Change in Fiscal Year
      ---------------------

      In August 1996, the Company decided to change its fiscal year from September 30 to December 31 beginning with the period subsequent to September 30, 1996.

      Cash and Cash Equivalents
      -------------------------

      Cash and cash equivalents consist of cash, money market funds and highly liquid investments with original maturities of three months or less. Essentially all of the cash and cash equivalents balance is not covered by FDIC insurance.

      Inventories
      -----------

      Inventories are stated at the lower of cost or market, with cost determined using the weighted average method. Inventories consist of finished goods of $273,900 and components of $95,147 for the Precisionist and the Photon at September 30, 1996.

      Property and Equipment
      ----------------------

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

      Debt Offering Costs
      -------------------

      Debt offering costs related to the private placement of promissory notes were amortized on a straight-line basis (which approximates the interest method) over the one year term of the notes.

      Deferred Charges
      ----------------

      Deferred charges represent the deferral of payments to a manufacturer for engineering services (see Note 10) and will be amortized using the units of production method once the manufacturing of the product begins in 1997.

      Income Taxes
      ------------


      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting For Income Taxes. Deferred income taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted future tax rates.

      Use of Estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition
      -------------------

      Revenues are recognized when a product is shipped.

      Research and Development
      ------------------------

      Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company.

      Net Loss Per Share
      ------------------

      Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive, except common stock equivalents related to common stock, stock options and warrants issued within one year prior to the July 1996 initial public offering, which have been included as if they were outstanding for all periods presented. Other common stock equivalents have not been included in loss years because they are anti-dilutive.

      Concentrations of Risk
      ----------------------

      The market for ophthalmic lasers is subject to rapid technological change, including advances in laser and other technologies and the potential development of alternative surgical techniques or new pharmaceutical products. Development by others of new or improved products, processes or technologies may make products developed by the Company obsolete or less competitive.

      The high technology product line requires the Company to deal with suppliers and subcontractors supplying highly specialized parts, operating highly sophisticated and narrow tolerance equipment and performing highly technical calculations and tasks. The Company relies on related party suppliers for parts and equipment. In addition, substantially all of the Company's current products are manufactured and assembled by two companies who are related parties (see Note 10). Although there are a limited number of suppliers and manufacturers that meet the standards required of a regulated medical device, management believes that other suppliers and manufacturers could provide similar components and services. A change in supplier or manufacturer, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. In addition, since the supplier and manufacturer are related parties, there can be no assurance that comparable terms could be obtained.

      The nature of the Company's business exposes it to risk from product liability claims. The Company maintains product liability insurance providing coverage up to $1 million per claim with an aggregate policy limit of $1 million. Any losses that the Company may suffer from any product liability litigation could have a material adverse effect on the Company.

      A significant portion of the Company's product sales are in foreign countries. The economic and political instability of some foreign countries may affect the ability of medical personnel to purchase the Company's products and the ability of the customers to pay for the procedures for which the Company's products are used. Such circumstances could cause a possible loss of sales, which would affect operating results adversely.

      Accounts receivable are due from medical distributors, surgery centers, hospitals and ophthalmologists located throughout the U.S. and a number of foreign countries. The receivables are generally due within thirty days for domestic customers and sixty days for international customers. Credit losses historically have not been significant.

2.    Investment in Marketable Debt Securities:
      ----------------------------------------

      The Company's investment in marketable debt securities is classified as available-for-sale and carried at market value, with the unrealized loss, net of deferred taxes, reflected as a separate component of stockholders' equity. There were no sales of available-for-sale securities.

      The cost and estimated market values of marketable debt securities available-for-sale at September 30, 1996, are as follows:



                            Gross      Gross       Estimated
                         Unrealized  Unrealized     Market
                 Cost      Gains       Losses        Value
               --------  ----------  ----------    ---------
Corporate
  bonds        $499,742       -       $13,703       $486,039



      The marketable debt securities available-for-sale are due in one year or less.


3.    Property and Equipment:
      ----------------------


      Property and equipment consist of the following:
            Automobile                              $   26,099
            Office equipment                            83,541
            Furniture and fixtures                      10,170
            Computer equipment                          30,709
                                                    ----------
                                                       150,519
            Accumulated depreciation                   (26,975)
                                                    ----------
                                                      $123,544
                                                    ==========


4.    Note Payable:
      ------------
            Note payable to bank,
            collateralized by an
            automobile, bearing
            interest at 9.95%,
            payable in monthly
            installments of $418,
            final payment due
            September, 2001.                           $ 19,653

            Less current portion                         (3,198)
                                                       --------
                                                       $ 16,455
                                                       ========



      The Company's note payable has scheduled maturities for
years ending September 30 as follows:
            1997                       $  3,198
            1998                          3,531
            1999                          3,899
            2000                          4,305
            2001                          4,720
                                       --------
                                        $19,653
                                       ========

      Rates currently available to the Company for loans with similar terms and maturities are used to estimate the fair value of notes payable. At June 30, 1996, the carrying value of the note payable approximates fair value.

      In May 1996, the Company established a one year $600,000 line of credit with a bank which bears interest at 3% above the prime rate (8 1/4% at September 30, 1996) through November 1996, after which the interest rate is 1 1/2% above the prime rate. Interest is due monthly with principal due May 1997. The line of credit is guaranteed by a shareholder of the Company.

5.    Income Taxes:
      ------------

      At September 30, 1996, the Company has net operating loss carryforwards for income tax purposes of approximately $3,300,000 and research and development tax credit carryforwards of approximately $47,700. These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2011.


      The components of the net deferred tax asset as of
September 30, 1996 are as follows:
      Deferred tax assets:
        Net operating loss carryforwards          $ 1,244,000
        Research and development tax
          credit carryforwards                         47,700
        Other                                           3,200
        Valuation allowance                        (1,294,900)
                                                  -----------
        Net deferred tax asset                    $     -
                                                  ===========

      The Company recognized no income tax benefit from the losses generated in the years ended September 30, 1996 and 1995.

      The valuation allowance increased by approximately $577,100 during fiscal 1996 primarily as a result of the increases in deferred tax assets related to net operating losses and research and development tax credits. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its laser-based Photon, the Company believes that a full valuation allowance should be provided.

6.    Capital Stock:
      -------------

      In November 1995, the Company obtained the necessary director and shareholder approvals to reincorporate in Delaware. In conjunction with the reincorporation, which was finalized in February 1996, the Company established three series of preferred stock with a total of 5,000,000 authorized shares with a par value of $.001, including two series with rights and privileges similar to the previously issued Series A and B preferred stock, and one series of common stock with a par value of $.001 and a total of 20,000,000 authorized shares. All outstanding shares of the Company were converted on a one-for-one basis into shares in the new Delaware Corporation.

      In November 1995, the Company granted 50,512 and 50,513 shares of common stock to two individuals who are officers and directors of the Company. The shares will be forfeited in the event either individual resigns or is removed for cause as an officer and director of the Company within two years from the date of grant. The value assigned by the Company's investment banker of $1.50 per share is being charged to compensation expense ratably over two years.

      During fiscal year 1996, the Company participated in a private placement of $600,000 of units of its securities. Each unit consisted of a $25,000 promissory note with a stated rate of 12% and warrants to purchase 12,500 shares of the Company's common stock at a price of $3.33 per share. The value assigned by the Company's investment banker to the warrants was $.10 per warrant. The notes bear interest at an imputed rate of 18% and were due the earlier of the Company raising at least $4,000,000 through a public offering or December 31, 1996. The warrants are exercisable beginning on the date the note is issued and expiring on December 1, 2000, and are redeemable by the Company under certain conditions at a price of $.05 per warrant. The Company sold 23 units for cash proceeds of $575,000. An additional $25,000 unit was issued for services, which amount is included in operating expenses. These notes were paid in July 1996 upon the Company raising $4.7 million through their public offering.

      In December 1995, the Company entered into an agreement with a significant shareholder which terminated certain previously granted anti-dilution rights which provided this shareholder a 5% fixed equity position in the Company. Under the terms of the agreement, two of the Company's officers sold a total of 100,000 shares of their common stock to this shareholder for $1,000 and the Company issued 20,000 shares to this shareholder. Based on the value assigned by the Company's investment banker of $1.50 per share, the Company recognized $30,000 of expense for the 20,000 shares issued by the Company and $149,000 of expense and additional paid-in-capital for the 100,000 shares sold by the officers.

      In July 1996, the Company closed an initial public offering (the "Offering") of their securities selling 1,000,000 units at a price of $6.25 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock (see Note 9). The net proceeds to the Company from the Offering were approximately $4.7 million.

      In August 1996, the Company granted 40,000 restricted shares of common stock to a consultant as compensation for services and patent licensing rights. The shares were valued at the trading price at date of commitment and charged to compensation expense.

7.    Preferred Stock:
      ---------------

      On September 1, 1993 the Company established a series of non-voting preferred shares designated as the 6% Series A Preferred Stock, consisting of 500,000 shares with no par value, of which 116,000 shares were issued and outstanding as of September 30, 1995 and 122,764 issued and outstanding as of September 30, 1996. This series is part of the Company's 5,000,000 authorized shares of non-voting preferred stock. The Series A Preferred Stock has the following rights and privileges:

      1. The holders of the shares are entitled to dividends at the rate of twenty-four cents ($.24) per share per annum, payable in cash only from surplus earnings of the Company or in additional shares of Series A Preferred Stock. The dividends are non-cumulative and therefore deficiencies in dividend payments from one year are not carried forward to the next year.

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

      On May 9, 1994, the Company established a series of non-voting preferred shares designated as the 12% Series B Preferred Stock, consisting of 500,000 shares with no par value, of which 493,000 shares were issued and outstanding as of September 30, 1995 and 466,055 shares were issued and outstanding as of September 30, 1996. This series is also part of the Company's 5,000,000 authorized shares of non-voting preferred stock. The Series B Preferred Stock have the following rights and privileges:

      1. The holders of the shares are entitled to dividends at the rate of forty-eight cents ($.48) per share per annum, payable in cash only from surplus earnings of the Company or in additional shares of Series B Preferred Stock. The dividends are non-cumulative and therefore deficiencies in dividend payments from one year are not carried forward to the next year.

      2. Upon the liquidation of the Company, the holders of the Series B Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $4.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Such right, however, is subordinate to the right of the holders of Series A Preferred Stock to receive a distribution of $1.00 per share plus accrued and unpaid dividends.

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

      In structuring and proceeding with the private offering of Series B Preferred Stock, the Company may not have complied with certain aspects of California corporate law and federal and state securities laws. The Company decided that, in order to effectively proceed with its initial public offering, it would provide its holders of Series B Preferred Stock a rescission offer. The rescission offer was designed to reduce any type of contingent liability the Company may be subject to in connection with the sale of the Series B Preferred Stock. The rescission offer, however, may not fully relieve the Company from exposure to contingent liability under federal or state securities laws. Two shareholders owning a combined total of 32,750 shares accepted the Recision Offer. These shareholders were paid $4.00 per share plus interest from the date the Rescission shares were purchased to July 25, 1996, the date these shareholders were paid. In addition, the shareholders returned 212 shares which had been issued due to the 12% preferred stock dividend.

8.    1995 Stock Option Plan:
      ----------------------

      In November, 1995, the Company's Board of Directors and shareholders approved the Company's 1995 Stock Option Plan (the Option Plan) which reserved 300,000 shares of the Company's authorized but unissued common stock for the granting of stock options. In February 1996, 300,000 options to purchase shares of the Company's common stock at $5.00 per share were granted, of which 2,000 were returned to the Company and 500 have expired.
As of September 30, 1996, 259,174 options are exercisable and no options have been exercised.

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

9.    Warrants:
      --------

      The Company, in conjunction with the $600,000 private placement (see Note 6), issued warrants to purchase 300,000 shares of the Company's common stock at a price of $3.33 per share. These warrants are exercisable and expire on December 1, 2000, and are redeemable by the Company under certain conditions at a price of $.05 per warrant. Subsequent to September 30, 1996, warrants were exercised for 12,500 shares of common stock.

      The Company issued warrants to purchase 25,000 shares of the Company's common stock at a price of $3.33 per share to a law firm, of which a director of the Company is a shareholder, as consideration for legal services. The warrants are exercisable beginning March 15, 1997, expire on December 1, 2000, and are redeemable by the Company under certain conditions at a price of $.05 per warrant.

      In conjunction with the Offering, the Company issued Class A warrants to purchase 1,000,000 shares of the Company's common stock at a price of $7.50 per share. These warrants are currently exercisable and expire on July 10, 2001. These warrants are subject to redemption by the Company beginning May 17, 1997 at a price of $.05 per warrant, if the closing bid price of the Company's common stock averages in excess of $8.50 per share for 30 consecutive business days ending within 15 days of the date of redemption.

      The Company issued to the Underwriter's of the Offering warrants to purchase 100,000 shares of the Company's common stock at a price of $7.50 per share. These warrants are exercisable on or after July 10, 1998 and expire on July 10, 2001. These warrants are subject to redemption by the Company beginning on July 10, 1998 at a price of $.05 per warrant, if the Company's common stock has been trading at a price equal to or above $10.00 per share for 30 consecutive business days ending within 15 days of the date of redemption.

      In conjunction with its Series A Preferred private placement, the Company issued warrants to purchase 11,600 shares of the Company's Series A Preferred Stock at a price of $4.00 per share at any time prior to May 8, 1999. These warrants are subject to redemption by the Company beginning on July 9, 1997 at a price of $.05 per warrant if the Company redeems all of the then outstanding shares of Series A stock or the Company's common stock has been trading at a price equal to or above $7.50 per share for 20 consecutive business days ending within 15 days of the date of redemption.

      In connection with its Series B Preferred private placement, the Company issued warrants to purchase 21,525 shares of the Company's Common Stock at a price of $3.00 per share.
These warrants are currently exercisable and expire on December
31, 1999.

10.   Related Party Transactions:
      --------------------------

      The Company has subcontracted the manufacturing of its Precisionist and Photon LaserPhaco systems to a company (the "Manufacturer") that is a shareholder. During fiscal 1996 and 1995, the Company purchased design and manufacturing services from this company in the amount of $353,949 and $509,837, respectively.

      In September 1996, the Company entered into an exclusive three year design, engineering and manufacturing agreement (the "Agreement") for its Photon laser cataract system with the Manufacturer. Under the provisions of the Agreement, the Company agrees to pay a total of $1,000,000 to the Manufacturer at various milestone dates through approximately March 1997 for engineering and design services. The first payment of $100,000 was made in September 1996.

      In addition, the Company will pay the actual cost of tooling, plus a two percent mark-up, which is not expected to be significant. All items for tooling purposes will belong to the Company. The Agreement establishes the purchase price of the systems at the lessor of a fixed purchase price of the actual cost of manufacturing plus a markup. The Agreement requires the Manufacturer to deliver 19 complete systems on or about March 31, 1997.

      The Agreement prohibits the Manufacturer from participating in any activities, including manufacturing, related to laser surgical systems for any other company for a period of two years beyond the term or any renewed term of the Agreement. The Agreement includes certain termination provisions, which include the event that the Company is unable to obtain governmental or regulatory approvals. The Agreement is renewable for successive one year additional terms.

      The Company has contracted with a company, of which one of the Company's directors serves as President and Chief Executive Officer, to purchase certain components for the Photon. During fiscal 1996 and 1995, the Company purchased $5,284 and $263,000, respectively, of materials from this company.

      In 1988, the Company signed an exclusive patent license agreement with a company which owns the patent for the laser-based Photon machine. This company is owned by a shareholder of the Company. The agreement provides for the payment of a 1% royalty on all sales proceeds related directly or indirectly, to the Photon machine. The agreement terminates on July 7, 2003. Through September 30, 1996, no significant royalties have been earned under this agreement. The Company has also entered into a consulting agreement with this individual which provides for annual consulting fees of $25,000 through July 7, 2003.

      A law firm, of which a director of the Company is a shareholder, has rendered legal services to the Company. During fiscal 1996 and 1995, the Company paid this firm $234,504 and $7,500, respectively, for legal services, and as of September 30, 1996, owed this firm $18,816, which is included in accounts payable.

11.   Leases:
      ------

      Total lease expense for fiscal 1995 and 1996 was $22,880 and $28,954, respectively. In November 1995, the Company renewed its lease for office space through November 30, 1996 at a monthly rent of $1,436. In December 1996, the Company renewed its lease through December 1997 at a monthly rent of $2,972. The lease is subject to renegotiation at that time.

12.   Export Sales:
      ------------

      Total sales for fiscal 1995 and 1996 include the following export sales by major geographic area:
      Geographic Area                  1995            1996
      ---------------                --------       ---------
      Europe                         $105,142        $107,161
      Far East                        122,032          46,270
      Middle East                      56,690          72,691
                                     --------        --------
                                     $283,864        $226,122
                                     ========        ========


13.   Employment Agreements:
      ---------------------

      Effective February 1, 1996, the Company entered into employee agreements with three officers which expire on February
1, 2001. The agreements provide for aggregate annual compensation of $380,000 effective upon completion of the Offering. On February 16, 1996 the officers were granted options to acquire 190,000 shares of common stock at a price of $5.00 under the Company's 1995 Stock Option Plan.

14.   Profit Sharing Plan:
      -------------------

      In February 1996, the Company adopted a profit sharing plan pursuant to which an amount equal to 10% of the pretax profits of the Company will be set aside for the benefit of the Company's officers and key employees. This amount will only be paid if the Company's qualified pretax profits exceed $10,000,000 for any fiscal year beginning October 1, 1996 and ending September 30, 2001.

15.   Legal Proceedings:
      -----------------

      On March 31, 1995, the Company entered into an agreement with an investment banking company to obtain capitalization through a public offering. The agreement was deemed terminated if the required capitalization was not obtained by December 31, 1995. In a complaint filed in November 1996, the investment banking company and its principal officer requested 356,780 shares of the Company's common stock, along with monthly payments of $3,000 for three years, as compensation under the agreement. The Company believes the complaint is without merit and intends to vigorously defend the action. Nevertheless, in the event the Company does not prevail in its defenses, the lawsuit could have a material adverse impact on the Company's financial condition and could result in dilution to the Company's existing shareholders.

16.   Subsequent Events:
      -----------------

      Savings Plan
      ------------

      In November 1996, the Company established a 401(k)
Retirement Savings Plan for the Company's officers and employees.
The Plan provisions include eligibility after six months of service, a three year vesting provision and 100% matching contribution by the Company of up to 3% of a participant's compensation.

      Preferred Stock Conversions
      ---------------------------

      Subsequent to September 30, 1996, 1,060 shares of Series A
Preferred Stock and 24,032 shares of Series B Preferred Stock were converted into 1,272 and 28,838 shares, respectively, of the Company's common stock.

17.   New Accounting Pronouncements:
      -----------------------------

      The Company intends to adopt the disclosure approach provided for in Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock Based Compensation", with respect to options and warrants granted to employees. Because the Company has only a minimal investment in long-lived assets, the adoption of SFAS No. 121, "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", is not expected to have an impact on the Company.

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

      None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act


      The executive officers and directors of the Company, their ages and their positions are set forth below:
  Name                  Age         Position
  ----                  ---         --------

  Thomas F. Motter      48          Chairman of the Board,
                                    President and Chief
                                    Executive Officer
  Robert W. Millar      39          Vice President and Director
  John W. Hemmer        69          Treasurer, Chief Financial
                                    Officer and Director
  Randall A. Mackey     51          Secretary and Director
  Michael C. Stelzer    49          Director
  William C. Fitzhugh   47          Director
  David W. Light        50          Director
  David M. Silver       55          Director


      Thomas F. Motter has served as Chief Executive Officer and a director of the Company since April 1993 and will serve as Chief Executive Officer and director until a new officer and director, respectively, are duly elected and qualified. Mr. Motter may be elected to successive terms of office. From June 1989 to April 1993, Mr. Motter served as Chief Executive Officer of Paradigm Medical, Inc. which merged with the Company in May 1994. From September 1990 to April 1992, he was employed by HGM Medical Laser Systems as General Manager of their International Division. From October 1978 to June 1989, Mr. Motter was employed by SmithKline Beckman's Humphrey Instruments Division, a company engaged in the development of advanced ophthalmic diagnostic instruments, serving last as its National Sales Manager overseeing all domestic sales in its ophthalmic computer division. Mr. Motter received a Bachelors of Arts degree in English from Stephen's College in 1970 and a Master of Business Administration from Pepperdine University in 1975. Mr. Motter has a five-year employment contract with the Company which expires on February 1, 2001.

      Robert W. Millar has served as Vice President of the Company since August 1995 and a director of the Company since April 1993 and will serve as Vice President and director until a new officer and director, respectively, are duly elected and qualified. Mr. Millar may be elected to successive terms of office. From January 1991 to April 1993, Mr Millar was employed as President by Paradigm Medical, Inc. which merged with the Company in May 1994. From January 1990 to January 1991, Mr. Millar was employed by HGM Medical Laser Systems, serving as Director of Marketing and Product Management for all ophthalmic and surgical markets. From October 1988 to December 1989, Mr. Millar was employed by Esselte Pendaflex Corporation, a company engaged in the business of manufacturing and distributing office supply products. He served as group product manager for the customer products division. From July 1986 to February 1988, Mr. Millar was employed by TechnaVision Inc. a company engaged in the manufacture of diagnostic and other equipment. From February 1980 to July 1986, he was employed by Pogue McJunkin & Associates, a professional industrial design firm. Mr. Millar received a Bachelors of Science degree in Industrial Design from the College of Design in Detroit, Michigan in 1979. Mr. Millar has a five-year employment contract with the Company which expires on February 1, 2001.

      John W. Hemmer has been Treasurer, Chief Financial Officer and a director of the Company since November 1995 and will serve as Treasurer, Chief Financial Officer and director until a new officer and director, respectively, are duly elected and qualified. Mr. Hemmer may be elected to successive terms of office. Since October 1989, Mr. Hemmer has served as a director and consultant for Sea Pride Industries, Inc., and subsidiaries in Gulf Breeze, Florida, which developed the first offshore marine production system licensed and permitted for use in the Gulf of Mexico. From March 1992 to July 1994, Mr. Hemmer was employed as the Secretary and Vice President of Finance of Advance Electronics, Inc., Kendall Park, New York, which is engaged in the retail distribution of health and beauty products. From May 1989 to October 1991, Mr. Hemmer was employed as the Chief Financial Officer and a director of Innovative Designer Products, Inc., engaged in the manufacture of personal beauty care appliances, located in Kendall Park, New Jersey. From November 1991 to December 1994, Mr. Hemmer was employed as the Secretary and Treasurer of Belize Agro Industrial Development, Ltd. which established a Free Trade Zone in Belize engaged in the production and export of seafood. He was the President and Chief Executive Officer of John W. Hemmer, Inc., a registered broker/dealer firm from May 1987 to May 1989 which subsequently changed its name to Westfalia Investments Inc., but retained his registered representative status until March 1995. Prior thereto, he was Vice President of Bankers Trust Company in charge of venture capital and a member of the research and investment management committees. Mr. Hemmer was Vice President of corporate finance at Dempsey, Tegler & Company, Inc., a Senior Analyst at Lazard Freres & Company and an Investment Officer of The Chase Manhattan Bank. Mr. Hemmer received a Bachelors of Arts degree in Economics from Queens College in 1951 and a Master of Science degree in Banking and Finance from Columbia University Graduate School of Business in 1952. Mr. Hemmer has a five-year employment contract with the Company which expires on February 1, 2001.

      Randall A. Mackey has been Secretary and a director of the Company since November 1995 and will serve as Secretary and director until a new officer and director, respectively, are duly elected and qualified. Mr. Mackey may be elected to successive terms of office. Since 1989, Mr. Mackey has been a shareholder of the Salt Lake City law firm Mackey Price & Williams and its predecessor firms. From 1979 to 1989, he practiced law with the Salt Lake City law firm of Fabian & Clendenin, where he was a shareholder and a director of the firm from 1982 to 1989. From 1977 to 1979, Mr. Mackey was associated with the Washington D.C. law firm of Hogan and Hartson. Mr. Mackey received a Bachelor of Science degree in Economics from the University of Utah in 1968, a Master of Business Administration degree from Harvard University in 1970, a Juris Doctor degree from Columbia University in 1975 and a Bachelor of Civil Law degree from Oxford University in 1977.

      Michael C. Stelzer joined the Company's Board of Directors in April 1993 to serve as a director until the Company's next annual shareholders' meeting at which time Mr. Stelzer may be elected to successive terms of office. From June 1989 to April 1993, Mr. Stelzer served as a director of Paradigm Medical, Inc. which merged with the Company in May 1994. Mr. Stelzer is presently Executive Vice President and General Counsel of Rhino Marketing, Inc. and has practiced law in California since 1980. From March 1972 to January 1980, Mr. Stelzer was Comptroller of Ponderosa Telephone Company. Mr. Stelzer received a Bachelor of Science degree in Business Administration from the University of California, Davis in 1970 and a Juris Doctorate from Humphreys College in 1979.

      William C. Fitzhugh, M.D. joined the Company's Board of Directors in November 1995 to serve as a director until the Company's next annual shareholders' meeting at which time Dr. Fitzhugh may be elected to successive terms of office. Dr. Fitzhugh has operated a private ophthalmology practice in Twin Falls, Idaho since 1980 and is the past president of the Idaho Society of Ophthalmology. Dr. Fitzhugh received a Bachelor of Science degree in pre-medicine from the University of Idaho in 1971 and a Medical Degree from the University of Oregon Medical School in 1976.

      David W. Light joined the Company's Board of Directors in November 1995 to serve as a director until the Company's next annual shareholders' meeting at which time Mr. Light may be elected to successive terms of office. Mr. Light is currently Chief Executive Officer of Sunrise Technologies, Inc., a medical laser manufacturer located in Fremont, California. From 1986 to 1994, Mr. Light was employed by Advanced Polymer Systems, Inc. ("APS"), a public company involved in the development and manufacture of polymer based delivery systems for the controlled release of active ingredients and therapeutic agents. Mr. Light served as Vice President, Operations of APS from 1989 to 1994 and as the Chief Financial Officer of APS from 1986 to 1989. Mr. Light received a Bachelor of Arts degree in Accounting from Boise State University and is a Certified Public Accountant.

      David M. Silver, Ph.D joined the Company's Board of Directors in November 1995 to serve as a director until the Company's next annual shareholders' meeting at which time Dr. Silver may be elected to successive terms of office. Dr. Silver currently is a member of the Principal Staff of The Johns Hopkins University Applied Physics Laboratory. He received a B.S. degree in Chemistry from the Illinois Institute of Technology in 1962, an M.A. degree from The Johns Hopkins University in 1964 and a Ph.D. degree from Iowa State University in 1968. After a postdoctoral fellowship at Harvard University and a visiting scientist position at the University of Paris, Dr. Silver returned to The Johns Hopkins University in 1970. Currently, he is Senior Scientist in the Milton S. Eisenhower Research Center at The Johns Hopkins University Applied Physics Laboratory.

Technical and Medical Advisory Personnel

      The Company utilizes an informal Clinical Advisory Board of recognized practicing ophthalmic surgeons in technical and
medical advisory capacities.  Outside consultants are generally used on an ad hoc basis and such individuals do not meet together
as a group and are not compensated.   The Members of the
Company's Clinical Advisory Board are as follows:

      Paul L. Archambeau, M.D. -- Dr. Archambeau is an ophthalmologist in Santa Rosa, California and a faculty member at the University of California at San Francisco. He received his medical degree at the University of Buffalo Medical School in 1959 and performed his residency at the Mayo Clinic in Rochester, Minnesota.

      Daniele S. Aron-Rosa, Ph.D, M.D. -- Dr. Aron-Rosa is a faculty member at the Rothschild Eye Institute in Paris, France. She received a doctorate degree in physics from the University of Paris in 1957 and received her medical degree there in 1962 and performed her residency at the University of Paris Hospital.

      David C. Brown, III, M.D. -- Dr. Brown is an ophthalmologist in Fort Myers, Florida. He received his medical degree at the University of Florida in 1963 and also performed his residency at that facility.

      Alan S. Crandall, M.D. -- Dr. Crandall is an ophthalmologist in Salt Lake City, Utah. He received his medical degree at the University of Utah in 1973 and performed his residency at the University of Pennsylvania.

      Daniel M. Eichenbaum, M.D. -- Dr. Eichenbaum is an ophthalmologist practicing in Murphy, North Carolina. He received his medical degree from the Yale School of Medicine in 1969 and performed his residency at the Bascom Palmer Eye
Institute in Miami, Florida. The Company licenses a patent held by Dr. Eichenbaum for use in its laser technology.

      Bruce L. Erickson, M.D. -- Dr. Erickson is an ophthalmologist in Great Falls, Montana. He received his medical degree at the University of Minnesota in 1979 and performed his residency at the University of Minnesota.

      I. Howard Fine, M.D. -- Dr. Fine is an ophthalmologist practicing in Eugene, Oregon and a member of the Oregon Health Sciences University faculty. Dr. Fine received his medical degree at Boston University in 1966 and also performed his residency at that facility.

      Stephane P. Ganem, M.D. -- Dr. Ganem is chairman of the ophthalmology department at the Rothschild Eye Institute in Paris, France.

      Frederic B. Kremer, M.D. -- Dr. Kremer is an ophthalmologist in Radnor, Pennsylvania. He received his medical degree at the Jefferson Medical Center in 1976 and performed his residency at the Wills Eye Hospital in Philadelphia, Pennsylvania.

      Doyle Leslie, M.D. -- Dr. Leslie is an ophthalmologist in
Austin, Texas. He received his medical degree at the University of Texas, Dallas in 1964, and performed his residency at the University of Texas, San Antonio.

      Francis A. L'Esperance, M.D. -- Dr. L'Esperance is President of the American Board of Laser Surgery and a faculty member at the Columbia College of Physicians and Surgeons. He received his medical degree from Harvard Medical School in 1956 and performed his residency at the Massachusetts Eye and Ear Infirmary.

      Michael B. Limberg, M.D. -- Dr. Limberg is an ophthalmologist practicing in San Luis Obispo, California. He received his medical degree at the University of Utah Medical
School in 1982 and performed his residency at Louisiana State
University.

      Marc A. Michelson M.D. -- Dr. Michelson is an ophthalmologist in Birmingham, Alabama. He received his medical degree at the University of Alabama in 1975, and performed his residency at the Eye Foundation Hospital in Birmingham, Alabama.

      Lawrence E. Noble M.D. -- Dr. Noble is an ophthalmologist in Provo, Utah. He received his medical degree at the University of Oregon in 1964, and performed his residency at the Good
Samaritan Hospital.

      Jaswant Singh Pannu, M.D. -- Dr. Pannu is an ophthalmologist in Lauderdale Lakes, Florida. He received his medical degree at the University of Miami in 1967 and performed his residency at the Milwaukee, Wisconsin Veterans Administration
Hospital and at Evanston Hospital in Evanston, Illinois.

      David M. Schneider, M.D. -- Dr. Schneider is an ophthalmologist in Cincinnati, Ohio. He received his medical degree at the University of Cincinnati in 1975, and performed his residency at the University of Cincinnati.

      David M. Silver, Ph.D. -- Dr. Silver is the Senior Scientist in the Milton S. Eisenhower Research Center at The Johns Hopkins University Applied Physics Laboratory. He received his Ph.D. from the Iowa State University in 1968, and finished his postdoctoral fellowship at Harvard University and held a scientist position at the University of Paris.

      Jeffrey G. Straus, M.D. -- Dr. Straus is an ophthalmologist in Metairie, Louisiana. He received his medical degree at State
University of New York at Buffalo in 1984 and performed his residency at Ochsner Foundation Hospital and Clinic in New
Orleans, Louisiana.

      Gerald Zelman, M.D. -- Dr. Zelman is a Ophthalmologist in
Manhasset, New York. He received his medical degree at the University of Lausanne in 1964, and performed his residency at the Brooklyn Eye and Ear facility in Brooklyn, New York.

Board Meetings and Committees

      The Board of Directors held a total of five meetings during the fiscal year ended September 30, 1996. The Audit Committee of the Board of Directors consisting of directors John Hemmer, Dr. David Light, Randall Mackey and Michael Stelzer was formed on October 27, 1996 and, as a consequence, did not meet during the 1996 fiscal year. The Audit Committee is primarily responsible for reviewing the services performed by the Company's independent public accountants and internal audit department and evaluating the Company's accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consisting of directors John Hemmer, Dr. David Light, Randall Mackey and Michael Stelzer was also formed on October 27, 1996 and, as a consequence, did not meet during the 1996 fiscal year. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options. No director attended fewer than 75% of all meetings of the Board of Directors during the 1996 fiscal year.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

      Effective May 1, 1991, the Securities and Exchange Commission adopted revised rules regarding reporting of beneficial ownership of securities by officers, directors and owners of more than 10% of any class of a company's equity securities. During fiscal 1996 the Company's officers and directors holding shares of the Company's Common Stock, through an oversight, filed late Form 3 reports.

Item 10. Executive Compensation

      The following table contains information regarding compensation to the Company's Chairman of the Board, President and Chief Executive Officer and its Vice President for services in all capacities to the Company for the fiscal years listed. No other executive officer of the Company earned compensation in excess of $100,000.


                           Annual Compensation          Awards
                    -----------------------------   ------------
                                                      Securities
                    Fiscal                            Underlying
                     Year      Salary      Bonus    Options/SARs($)
                   -------    --------    -------   ---------------
Thomas F. Motter,
Chairman of the
Board, President
and Chief Executive
Officer             1996    $111,042     $1,000          0<F1>
                    1995      72,000<F1>    300          0
                    1994      68,352         0           0

Robert W. Millar,
Vice President      1996    $ 99,792     $1,000          0<F1>
                    1995      60,265        300          0
                    1994      42,500         0           0

________________

<F1>
On February 16, 1996, the Company granted Mr. Motter and
Mr. Millar options to purchase 106,000 and 84,000 shares, respectively, of the Company's Common Stock at an exercise price of $5.00 per share. Such options expire on February 15, 2001.


Director Compensation

      Outside directors receive cash compensation in the amount of $10,000 per year for their services as members of the Board of Directors and are reimbursed for their expenses in attending Board and committee meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor.

Employee 401(k) Plan

      In October 1996, the Company's Board of Directors adopted a 401(k) Retirement Savings Plan. Under the terms of the 401(k) plan, effective as of November 1, 1996, the Company may make discretionary employer matching contributions to its employees who choose to participate in the plan. The plan allows the Board to determine the amount of the contribution at the beginning of each year. The Board adopted a contribution formula specifying that such discretionary employer matching contributions would equal 100% of the participating employee's contribution to the plan up to a maximum discretionary employee contribution of 3% of a participating employee's compensation, as defined by the plan. All persons who have completed at least six months' service with the Company and satisfy other plan requirements are eligible to participate in the 401(k) plan.

1995 Stock Option Plan

      The Company has adopted a 1995 Stock Option Plan (the "Plan"), for officers, employees, directors and consultants of the Company, which became effective on February 16, 1996. The Plan authorized the granting of stock options ("Plan Options") to purchase an aggregate of not more than 300,000 shares of the Company's Common Stock. Prior to March 31, 1996, options for all 300,000 shares had been granted. On May 20, 1996, however, when an employee terminated her employment with the Company, 2,000 options were returned to the Plan. Accordingly, there are presently 2,000 options to be granted under the Plan. No Plan Options have been exercised. The following table contains information regarding the Plan Options granted to the Company's executive officers as of the date of this Prospectus:


             Option/SAR Grants to Executive Officers in the
                  Current Fiscal Year
 (a)            (b)            (c)           (d)          (e)
              Number of     $ of Total
              Securities    Options/SARs
              Underlying    Granted to    Exercise or
              Options/SARs  Employees in  Base Price  Expiration
 Name         Granted(#)    Fiscal Year      ($/Sh)     Date
 ____         ------------  ------------  ----------- ----------

Thomas F.
Motter,
Chairman of
the Board,
President and
Chief Executive
Officer . . .     106,000        35%        $5.00     February
                                                      15, 2001

Robert W.
Millar, Vice
President and
Director . . .     84,000        28%        $5.00     February
                                                      15, 2001


      Plan Options have also been granted to Jack A. Whiteside and Corinne Powell, who were each given the right to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share. Mr. Whiteside is the Company's Eastern Sales Manager and Ms. Powell is the Company's Western Sales Manager and International Sales Manager. Of the options granted to Mr. Whiteside and Ms. Powell, 33,337 options are fully vested to each of them as of February 16, 1996, with the balance of the options, or 16,667 options to each of them, to be vested as follows:
16,667 to Mr. Whiteside on December 7, 1996; and 16,667 to Ms. Powell on December 1, 1996.

      Finally, Plan Options were also granted to Jason A. Jahn, Leslie A. Nunley and Jennifer Kotowski on February 16, 1996, to purchase 5,000, 2,500 and 2,500 shares of Common Stock, respectively, at an exercise price of $5.00 per share. Of the options granted to Mr. Jahn, 1,000 are fully vested as of February 16, 1996, with the balance of the options, or 4,000 options, to be vested as follows: 1,000 on January 30, 1997, 1,000 on January 30, 1998, 1,000 on January 30, 1999 and 1,000 on
January 30, 2000. Of the options granted to Ms. Nunley, 1,000 are fully vested as of February 16, 1996, with the balance of the options, or 1,500 options, to be vested as follows: 500 on March 16, 1996, 500 on March 16, 1997 and 500 on March 16, 1998. Of
the options granted to Ms. Kotowski, 500 are fully vested as of February 16, 1996. The balance of Ms. Kotowski's options, or 2,000 options, have been returned to the Plan since Ms. Kotowski terminated her employment with the Company on May 20, 1996. Unless properly exercised on or before August 18, 1996, Ms. Kotowski's 500 vested options shall terminate and be returned to the Plan. Mr. Jahn is the Company's Comptroller, Ms. Nunley is the Company's Customer Sales Manager and Ms. Kotowski was an accounting clerk of the Company.

      The Plan is administered by the Board of Directors or a Compensation Committee of not less than two disinterested members of the Board of Directors. In general, the Board of Directors or the Compensation Committee, as the case may be, will select the person to whom options will be granted and will determine, subject to the terms of the Plan, the number, exercise, and other provisions of such options. Options granted under the Plan will become exercisable at such times as may be determined by the Board of Directors or the Compensation Committee, as the case may be.

      Plan Options may be either incentive stock options ("ISOs"), as such term is defined in the Internal Revenue Code, or non-ISOs. ISOs may only be granted to persons who are employees of the Company. Non-ISOs may be granted to any person, including, but not limited to, employees of the Company, independent agents, consultants, as the Board of Directors or the Compensation Committee, as the case may be, believes has contributed, or will contribute, to the success of the Company. The Board of Directors or the Compensation Committee as the case may be, shall determine the exercise price of options granted under the Plan, provided that, in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of voting power of the Company's stock) of the fair market value (as defined in the Plan) of the Common Stock on the date of grant. The aggregate fair market value (determined at the time of option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000.

      Plan Options are evidenced by written agreement containing in the terms described above which are applicable and such other terms and conditions consistent with the Plan as the Board of Directors or the Compensation Committee, as the case may be, may impose. The term of each Plan Option shall not be more than 10 years (five years in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) from the date of grant. The Board of Directors has a right to amend, suspend or terminate the Plan at any time; provided, however, that unless ratified by the Company stockholders, no amendment or change in the Plan will be effective which would increase the total number of shares which may be issued under the Plan, materially increase the benefits accruing to persons granted under the Plan or materially modify the requirements as to eligibility and participation in the Plan. No amendment, supervision or termination of the Plan shall, without the consent of an employee to whom an option shall heretofore have been granted, affect the rights of such employee under such option.

      All Plan Options were granted on February 16, 1996 to award certain officers and key employees who have been employed by the Company for a number of years and to help the Company retain these officers and key employees by providing them with additional incentives to contribute to the success of the Company.

Employment Agreements

      The Company has entered into employment agreements with each of Thomas F. Motter, Robert W. Millar and Jack W. Hemmer, which expire on February 1, 2001. The agreements require each employee to devote substantially all of his working time to the Company, provide that each of them may be terminated for "cause" (as provided in the agreements) and prohibit each of them from competing with the Company for two years following the termination of his Employment Agreement. The agreements provide for the payment of an initial base salary of $135,000 to Mr. Motter, $125,000 to Mr. Millar and $120,000 to Mr. Hemmer, effective upon the completion of the offering. Messrs. Motter and Millar also each received a grant by the Company of Employee incentive stock options to purchase 106,000 and 84,000 shares, respectively, of the Company's Common Stock at a price of $5.00 per share under the Company's Option Plan. The agreements provide for salary increases and bonuses as shall be determined at the discretion of the Board of Directors.

Profit Sharing Plan

      On February 16, 1996, the Company adopted a Profit Sharing Plan, pursuant to which an amount equal to 10% of the pretax profits of the Company will be set aside for the benefit of the Company's officers and key employees. This funding will be paid to the Company's officers and key employees as follows: Thomas
W. Motter, the Company's President and Chief Executive Officer--30%; Robert W. Millar, the Company's Vice President--25%; John W. Hemmer, the Company's Chief Financial Officer and Treasurer--20%; and a pool of 25% to be allocated among the other officers and key employees as determined by the Compensation Committee and approved by the Board of Directors. This funding will only be paid if the Company's qualified pretax profits exceed $10,000,000 for any fiscal year beginning October 1, 1996 and ending September 30, 2001. If the Company's pretax profits reach $10,000,000 for any fiscal year, the entire pretax profits for that year will qualify for the funding. The plan expires at the end of its fifth fiscal year on September 30, 2001.

Limitation of Liability and Indemnification

      The Company reincorporated in Delaware in February 1996, in part, to take advantage of certain provisions in Delaware's corporate law relating to limitations on liability of corporate officers and directors. The Company believes that the reincorporation into Delaware, the provisions of its Certificate of Incorporation and Bylaws and the separate indemnification agreements outlined below are necessary to attract and retain qualified persons as directors and officers. The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. This provision is intended to allow the Company's directors the benefit of Delaware General Corporation Law which provides that directors of Delaware corporations may be relieved of monetary liabilities for breach of their fiduciary duties as directors, except under certain circumstances, including breach of their duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation of law, unlawful payments of dividends or unlawful stock repurchases or redemptions or any transaction from which the director derived an improper personal benefit. The Company's Bylaws provide that the Company shall indemnify its officers and directors to the fullest extent provided by Delaware law. The Bylaws authorize the use of indemnification agreements and the Company has entered into such agreements with each of its directors and executive officers.

      There is no pending litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification is being sought, nor is the Company aware of any threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

      Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


Item 11. Security Ownership of Certain Beneficial Owners and
Management

      The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 20, 1996 for (i) each executive officer of the Company (ii) each director of the Company (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.


                                               Percent of
Name and Address<F1>        Number of Shares   Ownership<F2>
-------------------         ----------------   --------------
Thomas F. Motter<F3>          588,666           18.6%
Douglas MacLeod               418,451           13.2%
Robert W. Millar<F4>          374,605           11.8%
William C. Fitzhugh            63,071            2.0%
Michael Stelzer                59,071            1.9%
John W. Hemmer                 50,513            1.6%
Randall A. Mackey              50,512            1.6%
David W. Light                   --              *
David M. Silver                 1,000            *
Executive officers and
directors as a group        1,187,438           37.4%

_______________

*     Less than 1%.

<F1>
The address for Mr. Motter and Mr. Millar is c/o Paradigm
Medical Industries, Inc., 1772 West 2300 South, Salt Lake City, Utah 84119. The address for Mr. MacLeod is 1002 South 10th Street, Tacoma, Washington 98405. The address for Mr. Stelzer is 2811 Airpark Drive, Santa Maria, California 93455. The address for Mr. Fitzhugh is 589 Sharp Avenue West, Twin Falls, Idaho 83301. The address for Mr. Hemmer is 88 Meadow Road, Briarcliff Manor, New York 10510. The address for Mr. Mackey is 170 South Main Street, Suite 900, Salt Lake City, Utah 84101. The address for Mr. Light is 724 Laurel Avenue, Number 511, San Mateo, California 94401. The address for Mr. Silver is 17 Avalon Court, Bethesda, Maryland 20816.

<F2>
Assumes no exercise of the Class A Warrants, the Note
Holders' warrants and the Attorney's Warrants, and no conversion of shares of the Company's Series A and Series B Preferred Stock into Common Stock.

<F3>
Does not include 106,000 options granted to Mr. Motter under the Company's 1995 Option Plan.

<F4>
Includes 2,000 shares held by William E. Millar, Mr.
Millar's father, 1,000 shares held by Michael S. Millar, Mr. Millar's brother, and 100 shares to Nathan Glynn, Mr. Millar's nephew. Mr. Millar disclaims beneficial ownership of these 3,100 shares. Does not include 84,000 options granted to Mr. Millar under the Company's 1995 Option Plan.



Item 12. Certain Relationships and Related Transactions

      The information set forth herein describes certain transactions between the Company and certain affiliated parties. Future transactions, if any, will be approved by a majority of the disinterested members of the Company and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

      The Company purchases the laser cavity, optical train and power source for the Photon(trademark) laser cataract system from Sunrise Technologies, Inc. ("Sunrise") of which one of the Company's directors, David Light, serves as Chief Executive Officer. These materials are purchased pursuant to a Manufacturing Agreement entered into by Sunrise and the Company before Mr. Light joined the Company's Board of Directors, which expired on June 1, 1996.
The Company is currently negotiating with Sunrise for a renewal of this agreement. For the fiscal years ended September 30, 1995 and 1996, the Company paid Sunrise $263,000 and $5,284, respectively, for materials purchased.

      The Company subcontracts the manufacture of its Precisionist(trademark) and Photon(trademark) laser cataract systems to one of its shareholders, Zevex, Inc. ("Zevex") which is located in Salt Lake City, Utah. On September 22, 1996, the Company entered into a Design, Engineering and Manufacturing Agreement with Zevex for the engineering and manufacture of the Photon(trademark) laser cataract system, except for the laser cavity and surgical probes. The agreement prohibits Zevex from manufacturing invasive ophthalmic medical lasers for any other company until September 21, 2001.
For the fiscal year ended September 30, 1995 and 1996, the Company purchased design and manufacturing services in the amounts of $509,837 and $353,949, respectively, from Zevex.

      On December 19, 1995, the Company entered into a settlement and release agreement (the "Settlement Agreement") with Douglas
A. MacLeod, a significant shareholder of the Company. Pursuant to this agreement, Mr. MacLeod agreed to terminate certain anti-dilution rights granted to him by the Company. Under the terms of this Settlement Agreement, Mr. MacLeod agreed to terminate his anti-dilution rights in consideration for the following: (i) Mr. Motter agreeing to sell to Mr. MacLeod from his personal holdings 61,111 shares of the Company's Common Stock at a purchase price of $611.11, (ii) Mr. Millar agreeing to sell to Mr. MacLeod from his personal holdings 38,889 shares of the Company's Common Stock at a purchase price of $388.89, and (iii) the Company agreeing to issue to MacLeod an additional 20,000 shares of Common Stock. Based on the value assigned by the Company's investment banker, Kenneth Jerome & Company, Inc., of $1.50 per share, the Company recognized $30,000 of expense for the 20,000 shares issued by the Company and $149,000 of expense and additional paid-in-capital for the 100,000 shares sold by Mr. Motter and Mr. Millar. The Company represented in the Settlement Agreement that a public offering of the Company's securities would be completed by June 1, 1996. On May 24, 1996, the Company and Mr. MacLeod amended the Settlement Agreement to indicate that a public offering of the Company's securities would be completed by July 15, 1996. By order dated July 10, 1996, the Securities and Exchange Commission declared the Company's Registration Statement to be effective and following the sale of the Company's securities, the closing of the public offering occurred on July 25, 1996.

      Mr. Mackey, a director of the Company since September 1995, is President and a shareholder of the law firm of Mackey Price & Williams, which has rendered legal services to the Company since February 1995 in connection with this public stock offering and other corporate matters. Legal fees and expenses paid to Mackey Price & Williams for the fiscal year ended September 30, 1995 and 1996 totaled $7,500 and $234,504, respectively, which was primarily for legal services related to the public stock offering. The Company also granted Mackey Price & Williams Warrants to purchase 25,000 shares of Common Stock at $3.33 per share in partial payment for legal services relating to the public stock offering.


                            PART IV

Item 13. Exhibits and Reports on Form 8-K

      (a)   Exhibits
            --------

      The following Exhibits are filed herewith pursuant to Rule
601 of Regulation S-B or are incorporated by reference to previous filings.

Table No.         Document
---------         --------
 2.1        Amended Agreement and Plan of Merger between Paradigm
            Medical Industries, Inc., a California corporation
            and Paradigm Medical Industries, Inc., a Delaware
            corporation*
 3.1        Certificate of Incorporation*
 3.2        Bylaws*
 4.1        Warrant Agency Agreement with Continental Stock
            Transfer & Trust Company
 4.2        Specimen Common Stock Certificate **
 4.3        Specimen Class A Warrant Certificate**
 4.4        Form of Class A Warrant Agreement**
 4.5        Underwriter's Warrant with Kenneth Jerome & Co., Inc.
 4.6        Attorney's Warrant with Mackey Price & Williams*
10.1        Exclusive Patent License Agreement with Photomed*
10.2        Consulting Agreement with Dr. Daniel M. Eichenbaum*
10.3        Confidential Disclosure Agreement with Zevex, Inc.*
10.4        Indemnity Agreement with Zevex International, Inc.*
10.5        Manufacturing Agreement with Sunrise Technologies,
            Inc.*
10.6        Royalty Agreement dated January 30, 1992, with Dennis
            L. Oberkamp Design Services*
10.7        Indemnity Agreement dated January 30, 1992, with
            Dennis L. Oberkamp Design Services*
10.8        Royalty Agreement (for Ultrasonic Phaco Handpiece)
            with Dennis L. Oberkamp Design Services*
10.9        Commercial Office Lease with Tri-Cox, L.C.
10.10       Settlement and Release Agreement with Douglas A.
            MacLeod*
10.11       Form of Indemnification Agreement*
10.12       1995 Stock Option Plan and forms of Stock Option
            Grant Agreements*
10.13       Form of Promissory Note between the Company and third
            parties*
10.14       Form of Warrant to Purchase Common Stock between the
            Company and third parties*
10.15       Employee's Lock-Up Agreement
10.16       Registering Shareholders Lock-Up Agreement
10.17       Employment Agreement with Thomas F. Motter*
10.18       Employment Agreement with Robert W. Millar*
10.19       Employment Agreement with Jack W. Hemmer*
10.20       Amendment of Settlement and Release Agreement with
            Douglas A. MacLeod***
10.21       Design, Engineering and Manufacturing Agreement with
            Zevex, Inc.
11.1        Statement regarding Computation of Net (Loss) Per
            Share
23.1        Consent of Medical Laser Insight ***
23.2        Consent of Frost & Sullivan ***
23.3        Consent of Ophthalmologists Times ***
27          Financial Data Schedule


* Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
**          Incorporated by reference from Amendment No. 1 to
            Registration Statement on Form SB-2, as filed on May
            14, 1996.
***         Incorporated by reference from Amendment No. 2 to
            Registration Statement on Form SB-2, as filed on June
            13, 1996.
****        Incorporated by reference from Amendment No. 3 to
            Registration Statement on Form SB-2, as filed on June
            28, 1996.

      (b)  Reports on Form 8-K

      On August 26, 1996, the Company filed a report on Form 8-K regarding the change in the Company's fiscal year from September
30 to December 31.

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PARADIGM MEDICAL INDUSTRIES, INC.



Dated:  December 30, 1996     By:  Thomas F. Motter
                                   Chairman of the Board,
                                   President and Chief Executive
                                   Officer


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.


    Signature                 Title                   Date
    ---------                 -----                   ----
Thomas F. Motter        Chairman of the
                        Board, President
                        and Chief Executive
                        Officer (Principal
                        Executive Officer)         December
                                                   30, 1996

Robert W. Millar        Vice President and
                        Director                   December
                                                   30, 1996

John W. Hemmer          Treasurer, Chief
                        Financial Officer
                        and Director
                        (Principal Financial
                        and Accounting Officer)    December
                                                   30, 1996

Randall A. Mackey       Secretary and Director     December
                                                   30, 1996

--------------------    Director                   December
William C. Fitzhugh                                __, 1996

--------------------    Director                   December
David W. Light                                     __, 1996

David M. Silver         Director                   December
                                                   30, 1996

--------------------    Director                   December
Michael W. Stelzer                                 __, 1996
