Form 10QSB
period 1996-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 1997-02-14
CIK 916444

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.

                         FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1996                Commission File
                                                   Number: 0-28498

                PARADIGM MEDICAL INDUSTRIES, INC.
                   Exact Name of Registrant.


          DELAWARE                           87-0459536
(State or other jurisdiction                IRS Identification Number
of incorporation or organization)

1772 West 2300 South, Salt Lake City, Utah             84119
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
  including Area Code                        (801) 977-8970

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  XX          NO
                    -------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of the close of the period covered by this report.

Class A Common Stock, $.001 par value            3,194,061
      Title of Class                          Number of Shares
                                              Outstanding as of
                                              December 31, 1996

Series A Preferred, $.001 par value              121,704
    Title of Class                            Number of Shares
                                              Outstanding as of
                                              December 31, 1996

Series B Preferred, $.001  par value              448,398
          Title of Class                      Number of Shares
                                              Outstanding as of
                                              December 31, 1996

                 PARADIGM MEDICAL INDUSTRIES, INC.

                             FORM 10-QSB

                    QUARTER ENDED DECEMBER 31, 1996

                        TABLE OF CONTENTS

                  PART I - FINANCIAL INFORMATION


                                                            Page
                                                             No.
                                                           ------
Item 1.  Financial Statements

   Balance Sheets  . . . . . . . . . . . . . . . . . . .      3

   Statements of Operations . . . . . . . . . . . . . . .     4

   Statements of Cash Flows. . . . . . . . . . . . . . .      5

   Notes to Financial Statements (unaudited). . . . . .   6 to 7


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations . . . . . . . . . . . . . . . . . .   8 to 10


                  PART II - OTHER INFORMATION

        Other Information   . . . . . . . . . . . . .         11

        Signature Page .  . . . . . . . . . . . . . .         12

                     PARADIGM MEDICAL INDUSTRIES, INC.
                             BALANCE SHEETS


                                 September 30,       December 31,
                                    1996                1996
                                                     (Unaudited)
                                 -------------     --------------
     ASSETS
Current assets:
    Cash and cash equivalents     $  3,040,152     $  2,468,988
    Marketable debt securities,
      available for sale               486,039          509,411
     Trade accounts receivable          55,454           18,228
     Inventories                       369,045          407,610
     Prepaid expenses                   18,361           14,093
                                  ------------     ------------
          Total current assets       3,969,051        3,418,330
Deferred charges                       100,000          120,000
Property and equipment, net            123,544          129,494
                                 -------------    -------------
                  Total assets   $   4,192,595    $   3,667,824
                                 =============    =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable            $      38,656    $      35,767
     Accrued expenses                  118,359          277,473
     Note payable to bank - current      3,198            3,278
                                 -------------    -------------
    Total current liabilities          160,213          316,518

Note payable, less current portion      16,455           15,605
                                 -------------    -------------
     Total liabilities                 176,668          332,123

Stockholders' equity:
   Preferred stock, Authorized:
   5,000,000 $.001 par value shares.

    Series A, Authorized:  500,000
    shares; issued and outstanding:
       122,764 $.001  par value shares at
       September 30, 1996 and 121,704
       $.001 par value shares at December
       31 1996 (aggregate liquidation
       preference of $486,816 at
       December 31, 1996)                 123              122

    Series B, Authorized:  500,000
    shares; issued and outstanding:
    466,055 $.001  par value shares
    at September 30, 1996 and 448,398
    $.001 par value shares at December
    31, 1996 (aggregate liquidation
    preference of $1,793,592 at
    December 31, 1996)                   466              448

   Additional paid-in capital,
   preferred stock                  1,975,487        1,900,637
   Common stock, Authorized:
   20,000,000 shares; issued and
   outstanding: 3,171,598 $.001
   par value shares at September
   30,1996 and 3,194,061 $.001
   par value shares at
   December 31, 1996                   3,172             3,194

      Additional paid-in capital,
      common stock                 6,186,251         6,261,097

  Treasury stock, 2,600 shares,
    at cost                          (3,777)           (3,777)
   Unearned compensation            (82,083)          (63,141)
   Accumulated deficit           (4,050,009)       (4,772,548)
   Unrealized gain (loss) on
     marketable debt securities,
     available-for-sale             (13,703)             9,669
                                 -----------     -------------
       Total stockholders' equity  4,015,927         3,335,701
                                 -----------     -------------
         Total liabilities and
          stockholders' equity   $ 4,192,595     $   3,667,824
                                 ===========     =============


                 The accompanying notes are an integral
                    part of the financial statements

                   PARADIGM MEDICAL INDUSTRIES, INC.
                       STATEMENTS OF OPERATIONS


                                              Three months ended
                                                  December 31,
                                              1995           1996
                                          (Unaudited)      (Unaudited)
                                          ----------        ---------
Sales                                     $ 65,405          $  35,651
Cost of sales                               45,286             21,061
                                          --------          ---------
               Gross profit                 20,119             14,590

Operating expenses:
     Marketing and selling                  92,748            168,880
     General and administrative            169,479            463,588
     Research and development               50,664            135,653
                                          --------          ---------
               Total operating expenses    312,891            768,121

Operating loss                            (292,772)          (753,531)

Other income (expense):

     Cost associated with
       relinquishment of
       anti-dilution rights              (179,000)                0

     Interest income                         2,720            31,475
     Interest expense                       (2,204)             (483)
                                          ---------         ---------
                                          (178,484)           30,992
                                          ---------         ---------
Net loss                                  (471,256)         (722,539)

Net loss attributable to common
     shareholders                      $  (471,256)      $  (722,539)

Net loss per common share              $      (.20)      $      (.23)

Shares used in computing net loss
     per common share                    $2,352,031      $3,182,830


                The accompanying notes are an integral
                  part of the financial statements
                               -4-

               PARADIGM MEDICAL INDUSTRIES, INC.
                    STATEMENTS OF CASH FLOWS


                                                   Three months ended
                                                      December 31,
                                                  1995           1996
                                              (Unaudited)    (Unaudited)

Cash flows from operating activities:
     Net loss                                   $(471,256)     $(722,539)
     Adjustments to reconcile net loss
     to net cash used in operating
     activities:
         Depreciation                               3,642          6,205
         Issuance of common stock for
           services and relinquishment
           of anti-dilution rights                179,000              0
         Amortization of unearned compensation      9,471         18,942
         Increase (decrease) from changes in:
                Trade accounts receivable           52,656        37,226
                Inventories                         12,372      (38,565)
                Prepaid expenses                    11,396         4,268
                Deferred Charges                                (20,000)
                Accounts payable                   (4,788)       (2,889)
                Accrued expenses                       108       159,114
                                                ----------     ---------
                    Net cash used in operating
                     activities                  (207,399)     (558,238)

Cash flows from investing activities:
       Purchase of property and equipment         (10,600)      (12,155)
                                                ----------     ---------
                    Net cash used in investing
                      activities                  (10,600)      (12,155)

Cash flows from financing activities:
      Proceeds from issuance of bridge
        notes and warrants                         75,000             0
      Principal payments on notes payable          (2,765)         (771)
                                                 ---------      --------
                    Net cash provided by
                      (used in) financing
                      activities                   72,235          (771)

Net decrease in cash and cash equivalents         (145,764)     (571,164)

Cash and cash equivalents at
  beginning of period                             338,218       3,040,152

Cash and cash equivalents at end of period      $ 192,454      $2,468,988

Supplemental disclosure of cash flow
  information:
     Cash paid for interest                         2,107             483

Supplemental disclosure of non-cash
  investing and financing activities:
     Issuance of common stock for
       services rendered in connection
       with preferred stock offering               10,251
     Equipment purchased with accounts
       payable                                     44,000
     Common stock issued for future
       services                                   151,538
     Issuance costs for bridge notes
       and warrants included in
       accounts payable                            43,500


                  The accompanying notes are an integral
                   part of the financial statements.

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


1.   Significant Accounting Policies:

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of September 30, 1996 and December 31, 1996, and the results of its operations for the three months ended December 31, 1996 and 1995, and its cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

     Net Loss Per Share

     Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is antidilutive. Other common stock equivalents have not been included in loss years because they are anti-dilutive.

2.   Legal Proceedings:

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

3.   Preferred Stock Conversions

     During the three month period ended December 31, 1996, 1,060 shares of Series A Preferred Stock and 17,657 shares of Series B
Preferred Stock were converted into 1,272 and 21,191 shares, respectively, of the Company's common stock.

     Related Party Transactions

     On January 8, 1997, the Company subcontracted the subassembly of the Laser Module piece of the Photon LaserPhaco system. The president of the manufacturer sits on the Company's Board of Directors. The Company is not committed to purchase any units until production begins in March 1997.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section.

General

     The Company is engaged in the development, manufacture and sale of ophthalmic surgical devices designed to perform minimally invasive cataract removal surgery. Paradigm's activities for the three months ended December 31, 1995 and 1996 include international and domestic sales of the Precisionist Phaco system, research and development for the Photon (trademark) LaserPhaco (trademark) System and primary research for other new products and businesses.

Results of Operations

     Sales decreased by $29,754, or 45%, to $35,651 for the three months ended December 31, 1996 from $65,405 for the comparable period in 1995. This decrease was a result of decreased sales of the Precisionist Phaco System resulting from the Company focusing its limited resources on the development of the Photon Ocular Surgery System and the Precisionist ThirtyThousand, the next generation of Paradigm products scheduled for launch in March, 1997. Cost of sales decreased $24,225, or 53%, to $21,061 for the three months ended December 31, 1996 from $45,286 for the comparable period in 1995, as a result of the decreased sales. The gross margin for the three months ended December 31, 1996 of 41% is up from the gross margin for the comparable period in 1995 of 31% because sales in 1995 included more parts and accessories which have a lower gross margin.

     Marketing and selling expenses increased by $76,132, or 82%, to $168,880 for the three months ended December 31, 1996 from $92,748 for the comparable period in 1995. The increase was a result of the Company adding two additional sales representatives and increasing promotional activities in anticipation of launching the Photon Ocular Surgery System and the Precisionist ThirtyThousand.

     General and administrative expenses increased by $294,109, or 174%, to $463,588 for the three months ended December 31, 1996 from $169,479 for the comparable period in 1995. This was the result of an increase in personnel and costs associated with pre-production activities.

     Research and development expenses increased by $84,989, or 168%, to $135,653 for the three months ended December 31, 1996 from $50,664 for the comparable period in 1995. This was the result of hiring four additional employees and costs associated with developing new products.

     During the three months ended December 31, 1995, the Company incurred $179,000 of expenses in connection with obtaining the relinquishment of certain anti-dilution rights.

Liquidity and Capital Resources

     The Company used cash in operating activities of $558,238 for the Three months ended December 31, 1996 compared to $207,399 for the comparable period in 1995. The Company used cash in investing activities of $12,155 for the three months ended December 31, 1996 compared to $10,600 for the comparable period in 1995.

     During the three months ended December 31, 1996 the Company made $771 in principal payments on long-term debt. The Company generated $75,000 from the private placement of Promissory Notes and Warrants during the three months ended December 31, 1995. During the three months ended December 31, 1995, the Company made $2,765 in principal payments on long-term debt.

    In July, 1996, the Company generated $6,250,000 from the public offering of its Common Stock before deducting expenses totaling $1,509,569. The Company generated $575,000 from the private placement of Bridge Notes in fiscal 1996. The Company expects that the net proceeds of the public offering will enable it to meet its liquidity and capital requirements for approximately 12 months following the completion of the offering in July 1996. There can be no assurance that the Company can generate sufficient revenues from product sales to satisfy its working capital requirements after such time. The
Company's working capital requirements will depend upon numerous factors, including progress of the Company's research and development program for the development of new products and new applications for its present core product, the success of its regulatory programs with domestic and foreign agencies for its new products, the levels of resources devoted by the Company to the development of manufacturing and marketing capabilities, technological advances, the status of competitors and the success or lack thereof of the Company's marketing efforts. To meet its short-term and long-term requirements, including research and development activities, the Company may be required to obtain additional financing. The Company currently has a $600,000 line of credit with Key Bank related to accounts receivable and inventory financing. The Company may seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities, or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms, if at all.

     At December 31, 1996, the Company had net operating loss carryforwards (NOLs) of approximately $4,000,000 and research and development tax credit carryforwards of approximately $47,700.
These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2011. Because the Company has yet to recognize significant revenue from the sale of its Photon (trademark) laser cataract System, a valuation allowance has been provided in full for these deferred tax assets. The Company's ability to use its NOLs to offset future income may be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions could limit the Company's future use of its NOLs if there is a cumulative ownership change of more than 50%, which would include the changes of ownership related to the offering.

Effect of Inflation and Foreign Currency Exchange

     The Company has not realized a reduction in the selling price of the Precisionist phaco system as a result of domestic inflation. Nor has the Company experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers.

Impact of New Accounting Pronouncements

     The Company intends to adopt the disclosure approach provided for in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, with respect to options and warrants granted to employees. Because the Company has only a minimal investment in long-lived assets, the adoption of SFAS 121, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, and which will occur October 1, 1996, is not expected to have an impact on the Company

Part II   Other Information

Item 1.   Legal Proceedings

     On March 31, 1995, the Company entered into an agreement with an investment banking company to obtain capitalization through a public offering. The agreement was deemed terminated if the required capitalization was not obtained by December 31, 1995. In a complaint filed in November 1996, the investment banking company and its principal officer requested 356,780 shares of the Company's common stock, along with monthly payments of $3,000 for three years, as compensation under the agreement. The Company believes the complaint is without merit and intents to vigorously defend the action. Nevertheless, in the event the Company does not prevail in its defenses, the lawsuit could have a material adverse impact on the Company's financial condition and could result in dilution to the Company's shareholders.

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

           REGISTRANT

           PARADIGM MEDICAL INDUSTRIES, INC.

           ---------------------------------
                     Registrant


DATED:  February 14, 1996        By:  Thomas F. Motter
                                       President and Chief
                                       Executive Officer
                                       (Principal Executive
                                       Officer)

DATED:  February 14, 1996        By:  John W. Hemmer
                                       Treasurer and Chief
                                       Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)