Form 10QSB
period 1997-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 1997-05-16
CIK 916444

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.
                          FORM 10QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                Commission File
                                                Number: 0-28498

            PARADIGM MEDICAL INDUSTRIES, INC.
            ---------------------------------
                  Exact Name of Registrant


          DELAWARE                         87-0459536
------------------------------            ---------------
(State or other jurisdiction              IRS Identification
of incorporation or organization)             Number

1772 West 2300 South, Salt Lake City, Utah        84119
------------------------------------------      -----------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number,
  including Area Code                           (801) 977-8970
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

                 YES  X          NO
                    -----          ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Class A Common Stock, $.001 par value           3,601,111
-------------------------------------           ----------------
      Title of Class                            Number of Shares
                                                Outstanding as of
                                                March 31, 1997


Series A Preferred, $.001 par value             114,284
-----------------------------------             -----------------
      Title of Class                            Number of Shares
                                                Outstanding as of
                                                March 31, 1997


Series B Preferred, $.001  par value            132,108
------------------------------------            ----------------
      Title of Class                            Number of Shares
                                                Outstanding as of
                                                March 31, 1997

Transitional Small Business Disclosure Format

                  YES             NO  X
                     -----          -----

                      PARADIGM MEDICAL INDUSTRIES, INC.
                                FORM 10QSB

                         QUARTER ENDED MARCH 31, 1997

                              TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION


                                                            Page
                                                             No.
                                                            ----
Item 1.  Financial Statements

      Balance Sheets (unaudited) - March 31, 1997 and
      December 31, 1996. . . . . . . . . . . . . . . . . . .  3

      Statements of Operations (unaudited) for the three months
      ended March 31, 1997 and March 31, 1996. . . . . . . .  4

      Statements of Cash Flows (unaudited) for the three months
      ended March 31, 1997 and March 31, 1996. . . . . . . .  5

      Notes to Financial Statements (unaudited). . . . . . .  6


Item 2.

      Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations . . . . . . . . . . . . . . . . . . . . 7 to 9


                     PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . 10 to 11

      Signature Page . . . . . . . . . . . . . . . . . 12

                      PARADIGM MEDICAL INDUSTRIES, INC.
                               BALANCE SHEETS
                                (UNAUDITED)

                                 March 31,        December 31,
                                   1997              1996
                                -----------       -----------
                                (Unaudited)       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents      $  1,669,992       $ 2,468,988
  Marketable debt securities,
  available for sale                  512,763           509,411
  Trade accounts receivable           798,828            18,288
  Inventories                         582,968           407,610
  Prepaid expenses                     21,757            14,093
                                 ------------       -----------
      Total current assets          3,586,308         3,418,330
Deferred charges                      941,938           120,000
Property and equipment, net           132,001           129,494
                                 ------------       -----------
      Total assets              $   4,660,247      $  3,667,824
                                =============      ============
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable        $      99,431       $       -0-
  Accounts payable -
    related parties                   972,190            35,767
  Accrued expenses                    231,010           277,473
  Note payable to bank -
    current                             3,360             3,278
                                 ------------       -----------
      Total current liabilities     1,305,991           316,518

Note payable, less
  current portion                      14,733            15,605
                                 ------------       -----------
Total liabilities                   1,320,724           332,123

Stockholders' equity:
  Preferred stock, Authorized:
  5,000,000 $.001 par value shares
    Series A, Authorized: 500,000
      shares; issued and outstanding:
      122,764 $.001  par value shares
      at December 31, 1996 and 114,284
      $.001 par value shares at
      March 31, 1997 (aggregate
      liquidation preference of
      $457,136 at March 31, 1997)         114               122
    Series B, Authorized:  500,000
      shares; issued and outstanding:
      448,398 $.001  par value shares
      at December 31, 1996 and 132,108
      $.001 par value shares at March
      31, 1997 (aggregate liquidation
      preference of $528,432 at March
      31, 1997)                           132               448
    Additional paid-in capital,
      preferred stock                 606,121         1,900,637
  Common stock, Authorized:
    20,000,000 shares; issued and
    outstanding: 3,194,061 $.001
    par value shares at December 31,
    1996 and 3,601,111 $.001 par
    value shares at March 31, 1997      3,601             3,194
  Additional paid-in capital,
    common stock                    7,620,023         6,261,097
  Treasury stock, 2,600 shares,
    at cost                            (3,777)           (3,777)
  Unearned compensation               (44,199)          (63,141)
  Accumulated deficit              (4,855,255)       (4,772,548)
  Unrealized gain
    on marketable debt
    securities, available-for-
    sale                               12,763             9,669
                                   ----------         ---------
      Total stockholders'
      equity                        3,339,523         3,335,701
                                   ----------         ---------
      Total liabilities and
      stockholders' equity       $  4,660,247       $ 3,667,824
                                 ============       ===========


              The accompanying notes are an integral
                  part of the financial statements

                PARADIGM MEDICAL INDUSTRIES, INC.
                   STATEMENTS OF OPERATIONS
                         (UNAUDITED)




                                          Three months ended
                                               March 31,
                                     -------------------------
                                       1997           1996
                                     ----------    -----------
                                    (Unaudited)    (Unaudited)
Sales                                 $ 928,789      $  23,171
Sales discounts                         (55,000)          -0-
                                      ---------      ---------
Net sales                               873,789         23,171

Cost of sales                           311,535         18,348
                                      ---------       --------
      Gross profit                      562,254          4,823
                                      ---------       --------
Operating expenses:
  Marketing and selling                 112,152         34,037
  General and administrative            458,788        140,614
  Research and development               98,033         23,835
                                      ---------       --------
      Total operating expenses          668,973        198,486
                                      ---------       --------
Operating loss                         (106,719)      (193,663)
                                      ---------       --------
Other income (expense):

  Interest income                        24,475          2,738
  Interest expense                         (463)       (17,277)
                                      ---------       --------
                                         24,012        (14,539)
                                      ---------       --------
Net loss                                (82,707)      (208,202)
                                      ---------       --------

Net loss attributable to common
  shareholders                         $(82,707)     $(208,202)
                                      =========      =========
Net loss per common share                 $(.02)         $(.09)
                                      =========      =========
Shares used in computing net loss
  per common share                    3,386,356      2,352,031
                                      =========      ==========



          The accompanying notes are an integral
             part of the financial statement

                 PARADIGM MEDICAL INDUSTRIES, INC.
                    STATEMENTS OF CASH FLOWS
                         (UNAUDITED)



                                         Three months ended
                                             March 31,
                                        -----------------------
                                          1997          1996
                                        ---------    ----------
                                        (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net loss                               $(82,707)    $(208,202)
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
      Depreciation                          6,804         3,392
      Common stock issued for compensation 41,810        17,758
      Amortization of deferred charge       9,515
      Amortization of debt offering costs                 5,166
  Issuance of bridge notes and
      warrants for services                              25,000
  Increase (decrease) from changes in:
      Trade accounts receivable          (780,800)       34,993
      Inventories                        (175,358)       12,678
      Prepaid expenses                     (7,664)        5,567
      Deferred charges                   (831,453)         -0-
      Accounts payable - related parties  972,190          -0-
      Trade Accounts payable               63,664      (203,305)
      Accrued expenses                    (46,463)       14,660
                                         --------       -------
      Net cash used in
        operating activities             (830,262)     (292,293)
                                         --------      --------
Cash flows from investing activities:
  Purchase of property and equipment       (9,311)     ( 11,047)
  Purchase of marketable debt
    securities - available for sale          (258)         -0-
                                         --------       -------
      Net cash used in investing
        activities                         (9,569)      (11,047)
                                          -------       -------
Cash flows from financing activities:
  Proceeds from issuance of promissory
    notes and warrants                       -0-         500,000
  Proceeds from exercise of warrants       41,625           -0-
  Principal payments on notes payable        (790)        (5,800)
                                          -------        -------
      Net cash used in financing
        activities                         40,835       (494,200)
                                          -------        -------
Net decrease in cash and cash
  equivalents                            (798,996)       190,860
Cash and cash equivalents
at beginning of period                  2,468,988        192,454
                                        ---------        -------
Cash and cash equivalents
  at end of period                    $ 1,669,992       $383,314
                                      ===========       ========
Supplemental disclosure of
  cash flow information:
  Cash paid for interest            $        463        $  2,107


           The accompanying notes are an integral
             part of the financial statements.

              PARADIGM MEDICAL INDUSTRIES, INC.
               NOTES TO FINANCIAL STATEMENTS
                        (UNAUDITED)

1.    Significant Accounting Policies:
      -------------------------------

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of March 31, 1997, and the results of its operations for the three months ended March 31, 1996 and 1997, and its cash flows for the three months ended March 31, 1996 and 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

Net Loss Per Share
------------------

      Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents have not been included in loss years because they are anti-dilutive.

2.    Legal Proceedings:
      ------------------

      On March 31, 1995, the Company entered into an agreement with an investment banking company to obtain capitalization through a public offering. The agreement was deemed terminated if the required capitalization was not obtained by December 31, 1995. In a complaint filed in November 1996, the investment banking company and its principal officer requested
356,780 shares of the Company's common stock, along with monthly payments of $3,000 for three years, as compensation under the agreement. Shortly after the filing of the complaint, the principal officer of the investment banking company passed away. His estate is to be substituted as a plaintiff party. On May 9, 1997, the Company entered into an agreement with the principal officer's estate to settle the action by the Company paying the estate an initial payment of $5,000, plus $1,500 per month for 36 months in return for dismissal of the action with prejudice and release of all claims. The settlement must be approved by the United States District Court for the District of Utah. If the settlement is not approved, the Company intends to vigorously defend the action. Nevertheless, in the event the Company does not prevail in its defenses, the lawsuit could have a material adverse impact on the Company's financial condition and could result in dilution to the Company's shareholders.

3.    Preferred Stock Conversions:
      ----------------------------

      Under the Company's Articles of Incorporation, holders of the Company's preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of
1.2 shares of common stock for each share of preferred stock. During the three month period ended March 31, 1997, 7,420 shares of Series A Preferred Stock and 316,290 shares of Series B Preferred Stock were converted into 8,904 and 379,548 shares of the Company's common stock, respectively.

4.    Common Stock Issuances
       ---------------------

      As of March 31, 1997, 12,500 shares of the Company's common stock had been issued for the exercise of warrants. An additional 6,098 shares of the Company's common stock was issued to a former employee for past services rendered and recorded as compensation expense.


5.    Related Party Transactions:
      --------------------------

      On January 8, 1997, the Company subcontracted the subassembly of the Laser Module piece of the Photon(trademark) laser cataract system. During the period ended March 31, 1997, the Company purchased 8 Laser Module subassemblies for a total purchase price of $128,000, from a manufacturer whose President sat on the Company's Board of Directors, and as of March 31, 1997 owed that company $80,000 which is included in accounts payable.

      The Company has subcontracted the manufacturing of its Precisionist and Photon laser cataract systems to a company that is a shareholder. During the three month period ended March 31, 1997, the Company purchased design and manufacturing services from that company in the amount of $890,000, and as of March 31, 1997 owed that company $892,190 which is included in accounts payable.

      In 1988, the Company signed an exclusive patent license agreement with a company which owns the patent for the laser-based Photon(trademark) laser system. This company is owned by a shareholder of the Company. The agreement provides for the payment of a 1% royalty on all sales proceeds related directly or indirectly, to the Photon machine. The agreement terminates on July 7, 2003. Through September 30, 1996, no significant royalties have been earned under this agreement. The Company has also entered into a consulting agreement with this individual which provides for annual consulting fees of $25,000 through July 7, 2003.

      A law firm, of which a director of the Company is a partner, has rendered legal services to the Company. During the three month period ended March 31, 1997, the Company paid this firm $21,849 for legal services, and as of March 31, 1997, owed this firm $21,350, which is included in accounts payable.


           MANAGEMENT'S DISCUSSION AND ANALYSIS
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and results of Operations contains forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed in this section. The Company's fiscal year runs from January 1 to and including December 31.


General

      The Company is engaged in the development, manufacture and sale of ophthalmic surgical devices designed to perform minimally invasive cataract removal surgery. Paradigm's activities for the three months ended March 31, 1996 include international and domestic sales of the Precisionist 3000 Plus(trademark) Phaco system, research and development of the Precisionist ThirtyThousand(trademark) and the Photon(trademark) laser cataract system, and primary research for other new products and businesses. Paradigm's activities for the three months ended March 31, 1997 include international and domestic sales of the Precisionist 3000 Plus(trademark) and Precisionist ThirtyThousand(trademark) and Photon(trademark) laser cataract systems, as well as primary research for other new products and businesses.

Results of Operations

      Sales increased by $905,618, or 3,908%, to $928,789 for the three months ended March 31, 1997 from $23,171 for the comparable period in 1996. Net sales increased by $850,618, or 3,671%, to $873,789. The difference of $55,000 between sales and net sales is a result of promotional discounts related to the Company's new product launch. The increase in sales and net sales was a result of the Company launching the Photon Ocular Surgery System(trademark) and the Precisionist ThirtyThousand(trademark), the latest generation of Paradigm products on March 31, 1997.

      Cost of sales increased $283,672, or 1,548%, to $302,020 for the three months ended March 31, 1997 from $18,348 for the comparable period in 1996, as a result of the increased sales. The gross margin for the three months ended March 31, 1997 of 61% is up from the gross margin for the comparable period in 1996 of 21% because sales in 1997 were comprised of new products with a higher sophistication which command a higher margin.

      Marketing and selling expenses increased by $78,115, or 230%, to $112,152 for the three months ended March 31, 1997 from $34,037 for the comparable period in 1996. The increase was a result of the Company adding two additional sales representatives and increasing promotional activities in anticipation of launching the Photon Ocular Surgery System and the Precisionist ThirtyThousand during the first quarter of 1997.

      General and administrative expenses increased by $318,174, or 226%, to $458,788 for the three months ended March 31, 1997 from $140,614 for the comparable period in 1996. This was the result of an increase in personnel and costs associated with pre-production activities, for possible bad debts and the cost of defending a pending lawsuit.

      Research and development expenses increased by $74,198, or 311%, to $98,033 for the three months ended March 31, 1997 from $23,835 for the comparable period in 1996. This was the result of hiring four additional employees and costs associated with developing the Company's new products.

Upgrades

      To garner sales, the Company offers the ultrasonic Precisionist(trademark) system with an unconditional arrangement under which the customer may trade in their Precisionist(trademark) system to upgrade to a Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or, upon FDA clearance, a Photon(trademark) laser cataract system when that system becomes available. Under this arrangement, the customer receives full credit for the trade in purchase price of the Precisionist(trademark) system against the price of the new Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) laser cataract system As of March 31, 1997, the Company has distributed approximately 51 Precisionist(trademark) systems under this provision. The gross margin on these original sales was approximately $295,000 or 32%. If all of these customers were to exercise their upgrade privilege, the Company would exchange the Precisionist(trademark) system for the Company's new Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) system and refurbish the ultrasonic Precisionist(trademark) systems and sell them in the international market. Any losses on the sale of the refurbished Precisionist(trademark) systems, which is not expected to be significant, would reduce the gross margin on the Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) system sales. The total gross margin on the upgrade sales is estimated to be $1,677,000 or 41%. As of March 31, 1997, there have been 2 trade in sales in which the customer has upgraded a Precisionist(trademark) system to the Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark).

Liquidity and Capital Resources

      The Company used cash in operating activities of $830,262 for the three months ended March 31, 1997 compared to $292,293 for the comparable period in 1996. The Company used cash in investing activities of $9,569 for the three months ended March 31, 1997 compared to $11,047 for the comparable period in 1996. The Company received cash from financing activities of $40,835 for the three months ended March 31, 1997 compared to $5,800 which the company used for financing activities in the comparable period in 1996.

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

      At March 31, 1997, the Company had net operating loss carryforwards (NOLs) of approximately $4,800,000 and research and development tax credit carryforwards of approximately $47,700. These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2011. Because the Company has yet to recognize significant revenue from the sale of its Photon(trademark) laser cataract system, a 100% valuation allowance has been provided for these deferred tax assets. The Company's ability to use its NOLs to offset future income taxes may be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions could limit the Company's future use of its NOLs if there is a cumulative ownership change of more than 50%, which would include the changes of ownership related to the offering.

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

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entitles with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

      The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.


Part II:    Other Information


Item 1.     Legal Proceedings

      On March 31, 1995, the Company entered into an agreement with an investment banking company to obtain capitalization through a public offering. The agreement was deemed terminated if the required capitalization was not obtained by December 31, 1995. In a complaint filed in November 1996, the investment banking company and its principal officer requested
356,780 shares of the Company's common stock, along with monthly payments of $3,000 for three years, as compensation under the agreement. Shortly after the filing of the complaint, the principal officer of the investment banking company passed away. His estate is to be substituted as a plaintiff party. On May 9, 1997, the Company entered into an agreement with the principal officer's estate to settle the action by the Company paying the estate an initial payment of $5,000, plus $1,500 per month for 36 months in return for dismissal of the action with prejudice and release of all claims. The settlement must be approved by the United States District Court for the District of Utah. If the settlement is not approved, the Company intends to vigorously defend the action. Nevertheless, in the event the Company does not prevail in its defenses, the lawsuit could have a material adverse impact on the Company's financial condition and could result in dilution to the Company's shareholders.


Item 2.     Changes in Securities

            None


Item 3.     Defaults Upon Senior Securities

            None


Item 4.     Submission of Matters to Vote of Security Holders

            None


Item 5.     Other Information

            None


Item 6.     Exhibits and Reports on Form 8-K


Exhibit #         Description
---------         -----------

10.1        Engineering and Manufacturing Agreement with Sunrise
            Technologies, Inc., dated January 8, 1997.

10.2        License and Manufacturing Agreement with O.B.F. Labs
            Ltd., dated January 16, 1997.

27          Financial Data Schedule


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

                        REGISTRANT

                PARADIGM MEDICAL INDUSTRIES, INC.
                ---------------------------------
                           Registrant


DATED:  May 15, 1997           By:  Thomas F. Motter
                                    President and Chief Executive
                                    Officer
                                    (Principal Executive Officer)

DATED:  May 15, 1997           By:  John W. Hemmer
                                    Treasurer and Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)