Form 10QSB
period 1997-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 1997-08-14
CIK 916444

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.
                          FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997                Commission File
                                                Number: 0-28498

            PARADIGM MEDICAL INDUSTRIES, INC.
            ---------------------------------
                  Exact Name of Registrant

          DELAWARE                         87-0459536
-------------------------------           ---------------
(State or other jurisdiction              IRS Identification
of incorporation or organization)             Number

1772 West 2300 South, Salt Lake City, Utah        84119
------------------------------------------      -----------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number,
  including Area Code                           (801) 977-8970
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

                 YES  X          NO
                    -----          ------
State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Class A Common Stock, $.001 par value           3,735,723
-------------------------------------           ----------------
      Title of Class                            Number of Shares
                                                Outstanding as of
                                                June 30, 1997

Series A Preferred, $.001 par value             71,884
-----------------------------------             -----------------
      Title of Class                            Number of Shares
                                                Outstanding as of
                                                June 30, 1997

Series B Preferred, $.001  par value            62,335
------------------------------------            ----------------
      Title of Class                            Number of Shares
                                                Outstanding as of
                                                June 30, 1997
Transitional Small Business Disclosure Format

                  YES             NO  X
                     -----          -----

                      PARADIGM MEDICAL INDUSTRIES, INC.
                                FORM 10-QSB

                         QUARTER ENDED JUNE 30, 1997

                              TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION


                                                            Page
                                                             No.
                                                            ----
Item 1.  Financial Statements

      Balance Sheets (unaudited) - June 30, 1997 and
      December 31, 1996  . . . . . . . . . . . . . . . . . .  3

      Statements of Operations (unaudited) for the six months
      ended June 30, 1997 and June 30, 1996 and for the
      three months ended June 30, 1997 and June 30, 1996 . .  5

      Statements of Cash Flows (unaudited) for the six months
      ended June 30, 1997 and June 30, 1996  . . . . . . . .  6

      Notes to Financial Statements (unaudited). . . . . . .  8


Item 2.

      Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations . . . . . . . . . . . . . . . . . . . 10 to 13


                     PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . 13 to 14

      Signature Page . . . . . . . . . . . . . . . . . 15

                      PARADIGM MEDICAL INDUSTRIES, INC.
                               BALANCE SHEETS
                                (UNAUDITED)

                                 June 30,        December 31,
                                   1997              1996
                                -----------       -----------
                                (Unaudited)       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents      $    474,766       $ 2,468,988
  Restricted cash                     715,464
  Marketable debt securities
   - restricted                       517,817           509,411
  Trade accounts receivable           387,086            18,228
  Inventories                         641,952           407,610
  Prepaid expenses                     17,418            14,093
                                 ------------       -----------
      Total current assets          2,754,503         3,418,330
Deferred charges                      973,035           120,000
Property and equipment, net           126,830           129,494
                                 ------------       -----------
      Total assets              $   3,854,368      $  3,667,824
                                =============      ============
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable        $      24,858       $    35,767
  Accounts payable -
    related parties                   126,947               -0-
  Accrued expenses                    132,704           277,473
  Note payable to bank -
    current                             3,445             3,278
  Line of credit                      980,000               -0-
                                 ------------       -----------
      Total current liabilities     1,267,954           316,518

Note payable, less
  current portion                      13,840            15,605
                                 ------------       -----------
Total liabilities                   1,281,794           332,123

Stockholders' equity:
  Preferred stock, $.001 par value,
  authorized: 5,000,000 shares
    Series A, $.001 par value,
      authorized: 500,000 shares;
      issued and outstanding:
      122,764 shares at December
      31, 1996 and 71,884 shares
      at June 30, 1997 (aggregate
      liquidation preference of
      $287,536 at June 30, 1997)           72               122
    Series B, $.001 par value,
      authorized: 500,000 shares;
      issued and outstanding:
      448,398 shares at December
      31, 1996 and 62,335 shares
      at June 30, 1997 (aggregate
      liquidation preference of
      $249,340 at June 30, 1997)           62               448
    Additional paid-in capital,
      preferred stock                 157,542         1,900,637
  Common stock, $.001 par value,
    authorized: 20,000,000 shares;
    issued and outstanding: 3,194,061
    shares at December 31, 1996 and
    3,735,723 shares at June 30, 1997   3,736             3,194
  Additional paid-in capital,
    common stock                    8,068,593         6,261,097
  Treasury stock, 2,600 shares,
    at cost                            (3,777)           (3,777)
  Unearned compensation               (25,256)          (63,141)
  Accumulated deficit              (5,646,215)       (4,772,548)
  Unrealized gain
    on marketable debt
    securities, available-for-
    sale                               17,817             9,669
                                   ----------         ---------
      Total stockholders'
      equity                        2,572,574         3,335,701
                                   ----------         ---------
      Total liabilities and
      stockholders' equity       $  3,854,368       $ 3,667,824
                                 ============       ===========


              The accompanying notes are an integral
                  part of the financial statements

                PARADIGM MEDICAL INDUSTRIES, INC.
                   STATEMENTS OF OPERATIONS
                         (UNAUDITED)


                         Six months ended      Three months ended
                              June 30,              June 30,
                   ---------------------   ---------------------
                      1997        1996       1997        1996
                   ----------  ---------   ---------- ----------
                   (Unaudited)(Unaudited)  (Unaudited)(Unaudited)
Sales              $1,094,181  $ 145,717   $ 165,392  $ 122,546
Sales returns        (385,894)              (385,894)    -0-
Sales discounts      (114,900)      -0-      (59,900)    -0-
                   ----------   ---------   ---------- ----------
Net sales             593,387    145,717   $(280,402)  $ 122,546

Cost of sales         287,063     83,791     (14,957)     65,443
Amortization of
  deferred charges      4,401                 (5,114)
                   ----------   --------   ---------   ---------
Net cost of sales     291,464     83,791     (20,071)     65,443

   Gross profit       301,923     61,926    (260,331)     57,103
                    ---------   --------   ---------   ---------
   Gross margin        51%         42%        (157%)       47%

Operating expenses:
  Marketing and
    selling           251,752     71,462     139,600      37,425
  General and
    administrative    775,056    316,770     294,511     176,156
  Research and
    development       190,314     50,186      92,281      26,351
                    ---------  ---------   ---------   ---------

    Total operating
      expenses     $1,217,122  $ 438,418   $ 526,392   $ 239,932
                   ----------  ---------   ---------   ---------
Operating loss       (915,199)  (376,492)   (786,723)   (182,829)

  Interest income      42,438      4,913      14,870       2,175
  Interest expense       (906)   (41,334)       (443)    (24,057)
                    ---------  ---------   ---------   ---------

    Total other income
      (expense)        41,532    (36,421)     14,427     (21,882)
                    ---------  ---------   ---------   ---------
Net Loss             (873,667)  (412,913)   (772,296)   (204,711)


Net loss attributable
  to common
  shareholders      $(873,667) $(412,913)  $(772,296)  $(204,711)

Net loss per common
  share               $(0.25)     $(0.18)     $(0.23)     $(0.09)

Shares used in
  computing net
  loss per common
  share             3,464,890  2,352,031    3,386,356   2,352,031



          The accompanying notes are an integral
             part of the financial statement

                 PARADIGM MEDICAL INDUSTRIES, INC.
                    STATEMENTS OF CASH FLOWS
                         (UNAUDITED)



                                         Six months ended
                                             June 30,
                                        -----------------------
                                          1997          1996
                                        ---------    ----------
                                        (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net loss                               $(873,667)   $(412,913)
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
      Depreciation and amortization        18,281         9,531
      Common stock issued for compensation 60,760        37,885
      Amortization of debt offering costs   -0-          15,497
  Issuance of bridge notes and
      warrants for services                 -0-          25,000
  Increase (decrease) from changes in:
      Trade accounts receivable          (368,858)       14,768
      Inventories                        (234,342)         (248)
      Prepaid expenses                     (3,325)        5,567
      Deferred public offering costs                    (80,826)
      Deferred charges                   (857,436)         -0-
      Accounts payable - related parties  126,947          -0-
      Trade Accounts payable              (10,909)     (133,797)
      Accrued expenses                   (144,769)       74,008
                                         --------       -------
      Net cash used in
        operating activities            (2,287,318)    (445,528)
                                         --------      --------
Cash flows from investing activities:
  Purchase of property and equipment      (11,216)     ( 31,047)
  Purchase of marketable debt
    securities - available for sale          (258)         -0-
                                         --------       -------
      Net cash used in investing
        activities                        (11,474)      (31,047)
                                          -------       -------
Cash flows from financing activities:
  Proceeds from issuance of promissory
    notes and warrants                       -0-        500,000
  Proceeds from exercise of warrants       41,632           -0-
  Principal payments on notes payable      (1,598)      (11,197)
  Proceeds from lines of credit           980,000           -0-
  Restricted cash                        (715,464)          -0-
                                          -------        -------
      Net cash provided by
        financing activities              304,570        488,803
                                          -------        -------
Net increase (decrease) in cash
  and cash equivalents                $(1,994,222)       $12,228
Cash and cash equivalents
at beginning of period                 $2,468,988       $192,454
                                        ---------        -------
Cash and cash equivalents
  at end of period                    $   474,766       $204,682
                                      ===========       ========
Supplemental disclosure of
  cash flow information:
  Cash paid for interest            $        906        $  4,164


           The accompanying notes are an integral
             part of the financial statements.

              PARADIGM MEDICAL INDUSTRIES, INC.
               NOTES TO FINANCIAL STATEMENTS
                        (UNAUDITED)

1.    Significant Accounting Policies:
      -------------------------------

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of December 31, 1996 and June 30, 1997, and the results of its operations for the six months ended June 30, 1996 and 1997, and its cash flows for the six months ended June 30, 1996 and 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

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

2.    Legal Proceedings:
      ------------------

      On March 31, 1995, the Company entered into an agreement with an investment banking company to obtain capitalization through a public offering. The agreement was deemed terminated if the required capitalization was not obtained by December 31, 1995. In a complaint filed in November 1996, the investment banking company and its principal officer requested
356,780 shares of the Company's common stock, along with monthly payments of $3,000 for three years, as compensation under the agreement. Shortly after the filing of the complaint, the principal officer of the investment banking company passed away. His estate was substituted as a plaintiff party. On May 9, 1997, the Company entered into an agreement with the principal officer's estate to settle the action by the Company paying the estate an initial payment of $5,000, plus $1,500 per month for 36 months in return for dismissal of the action with prejudice and release of all claims. The settlement date was June 6, 1997. Amounts payable under this settlement are included in accrued expenses in the accompanying balance sheet.

3.    Preferred Stock Conversions:
      ----------------------------

      Under the Company's Articles of Incorporation, holders of the Company's preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of
1.2 shares of common stock for each share of preferred stock. During the six month period ended June 30, 1997, 44,520 shares of Series A Preferred Stock and 386,063 shares of Series B Preferred Stock were converted into 53,424 and 463,275 shares of the Company's common stock, respectively.

4.    Common Stock Issuances
      ---------------------

      As of June 30, 1997, 12,500 shares of the Company's common stock had been issued for the exercise of warrants. An additional 6,098 shares of the Company's common stock was issued to a former employee for past services rendered and recorded as compensation expense.

5.    Related Party Transactions:
      --------------------------

      On January 8, 1997, the Company subcontracted the subassembly of the Laser Module piece of the Photon(trademark) laser cataract system. During the six month period ended June 30, 1997, the Company purchased 10 Laser Module subassemblies for a total purchase price of $160,000, from a manufacturer whose President was a member of the Company's Board of Directors, and as of June 30, 1997 owed that company $64,000 which is included in accounts payable.

      The Company has subcontracted the manufacturing of its Precisionist and Photon laser cataract systems to a company that is a shareholder. During the six month period ended June 30, 1997, the Company purchased design and manufacturing services from that company in the amount of $983,844, and as of June 30, 1997 owed that company $21,708 which is included in accounts payable.

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

      A law firm, of which a director of the Company is a partner, has rendered legal services to the Company. During the six month period ended June 30, 1997, the Company paid this firm $12,558 for legal services, and as of June 30, 1997, owed this firm $40,701, which is included in accounts payable.

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

General

      The Company is engaged in the development, manufacture and sale of ophthalmic surgical devices designed to perform minimally invasive cataract removal surgery. Paradigm's activities for the six months ended June 30, 1996 include international and domestic sales of the Precisionist 3000 Plus(trademark) Phaco system, research and developments of the Precisionist ThirtyThousand(trademark) and the Photon(trademark) laser cataract system, and primary research for other new products and businesses. Paradigm's activities for the six months ended June 30, 1997 include international and domestic sales of the Precisionist 3000 Plus(trademark) and Precisionist ThirtyThousand(trademark) and Photon(trademark) laser cataract systems, as well as primary research for other new products and businesses.

Results of Operations

      Sales increased by $948,464, or 651%, to $1,094,181 for the six months ended June 30, 1997 from $145,717 for the comparable period in 1996. Net sales increased by $447,670, or 307%, to $593,387. The difference of $500,794 between sales and net sales is a result of promotional discounts related to the Company's new product launch and sales returns. Sales of product in the surgical equipment market are contingent upon customer evaluation. Based on the evaluation of the products shipped in the initial new product launch, five units were returned during the quarter ended June 30, 1997, and certain software and hardware revisions were identified and corrected. The increase in sales and net sales was a result of the Company launching the Photon Ocular Surgery System(trademark) and the Precisionist ThirtyThousand(trademark), the latest generation of Paradigm products on March 31, 1997.

      Cost of sales increased $207,673, or 248%, to $291,464 for the six months ended June 30, 1997 from $83,791 for the comparable period in 1996, as a result of the increased sales. The gross margin for the six months ended June 30, 1997 of 51% more than the gross margin for the comparable period in 1996 of 42% due to the higher margin pricing structure related to the Company's new product launch.

      Marketing and selling expenses increased by $180,290, or 252%, to $251,752 for the six months ended June 30, 1997 from $71,462 for the comparable period in 1996. The increase was a result of the Company adding two additional sales representatives and increasing promotional activities in anticipation of launching the Photon Ocular Surgery System and the Precisionist ThirtyThousand during the first quarter of 1997, and the resulting service expenses associated with installing identified software and hardware revisions.

      General and administrative expenses increased by $458,286, or 145%, to $775,056 for the six months ended June 30, 1997 from $316,770 for the comparable period in 1996. This was the result of an increase in personnel and costs associated with pre-production and new product launch activities.

      Research and development expenses increased by $140,128, or 279%, to $190,314 for the six months ended June 30, 1997 from $50,186 for the comparable period in 1996. This was the result of hiring four additional employees and costs associated with developing new products for the Company.

Upgrades

      To garner sales, the Company offers the ultrasonic Precisionist(trademark) system with an unconditional arrangement under which the customer may trade in their Precisionist(trademark) system to upgrade to a Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or, upon FDA clearance, a Photon(trademark) laser cataract system when that system becomes available. Under this arrangement, the customer receives full credit for the trade in purchase price of the Precisionist(trademark) system against the price of the new Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) laser cataract system As of June 30, 1997, the Company has distributed approximately 51 Precisionist(trademark) systems under this provision. The gross margin on these original sales was approximately $295,000 or 32%.

If all of these customers were to exercise their upgrade privilege, the Company would exchange the Precisionist(trademark) system for the Company's new Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) system and refurbish the ultrasonic Precisionist(trademark) systems and sell them in the international market. Any losses on the sale of the refurbished Precisionist(trademark) systems, which is not expected to be significant, would reduce the gross margin on the Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) system sales. The total gross margin on the upgrade sales is estimated to be $1,677,000 or 41%. As of June 30, 1997, there have been two trade in sales in which the customer has upgraded a Precisionist(trademark) system to the Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark).

Liquidity and Capital Resources

      The Company used cash in operating activities of $2,287,318 for the six months ended June 30, 1997 compared to $445,528 for the comparable period in 1996. The Company used cash in investing activities of $11,474 for the six months ended June
31, 1997 compared to $31,047 for the comparable period in 1996.
The investing activities for the six months ended June 30, 1997 included $11,266 used for the purchase of property and equipment.
The Company received cash from financing activities of $304,570 for the six months ended June 30, 1997 compared to $488,803 in the comparable period in 1996. The financing activities for the six months ended June 30, 1997 included $980.000 from the Company's line of credit and $41,632 in proceeds from the exercise of warrants. These amounts were offset by $715,464 in cash which was restricted to secure the Company's lines of credit.

      The Company currently has a $636,000 line of credit with Merrill Lynch and a $350,000 line of credit with Bear Stearns related to accounts receivable and inventory financing.
The Company may seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities, or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms, if at all.

      At June 30, 1997, the Company had net operating loss carryforwards (NOLs) of approximately $5,600,000 and research and development tax credit carryforwards of approximately $47,700. These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2011. Because the Company has yet to recognize significant revenue from the sale of its Photon(trademark) laser cataract system, a 100% valuation allowance has been provided for these deferred tax assets. The Company's ability to use its NOLs to offset future income taxes may be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions could limit the Company's future use of its NOLs if there is a cumulative ownership change of more than 50%, which would include the changes of ownership related to any public offering.

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

Part II:    Other Information

Item 1.     Legal Proceedings

      On March 31, 1995, the Company entered into an agreement with an investment banking company to obtain capitalization through a public offering. The agreement was deemed terminated if the required capitalization was not obtained by December 31, 1995. In a complaint filed in November 1996, the investment banking company and its principal officer requested
356,780 shares of the Company's common stock, along with monthly payments of $3,000 for three years, as compensation under the agreement. Shortly after the filing of the complaint, the principal officer of the investment banking company passed away. His estate was substituted as a plaintiff party. On May 9, 1997, the Company entered into an agreement with the principal officer's estate to settle the action by the Company paying the estate an initial payment of $5,000, plus $1,500 per month for 36 months in return for dismissal of the action with prejudice and release of all claims. The settlement date was June 6, 1997. A provision for this claim was provided in a prior period.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

       At the Annual Meeting of the Company's shareholders held on Monday, June 9, 1997, the following matters were submitted to and acted upon by the Company's shareholders: (i) eight directors were elected to serve until the next Annual Meeting of the shareholders to serve until their respective successors are elected and qualified; (ii) an amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common
Stock reserved for issuance thereunder by an aggregate of 300,000 shares was approved; and (iii) the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending December 31, 1997 was ratified. No other business came before the meeting for submission to shareholders.

Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

       (a)    Exhibits

       The following Exhibits are filed herewith pursuant to Rule
601 of Regulation S-B or are incorporated by reference to previous filings.

Table No.             Document
---------             --------

 3.1          Certificate of Incorporation(1)
 3.2          Bylaws(1)
 4.1          Warrant Agency Agreement with Continental Stock
              Transfer & Trust Company(4)
 4.2          Specimen Common Stock Certificate (2)
 4.3          Specimen Class A Warrant Certificate(2)
 4.4          Form of Class A Warrant Agreement(2)
 4.5          Underwriter's Warrant with Kenneth Jerome & Co.,
              Inc.(4)
 4.6          Attorney's Warrant with Mackey Price & Williams(1)
10.1          Exclusive Patent License Agreement with Photomed(1)
10.2          Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3          Confidential Disclosure Agreement with Zevex, Inc.(1)
10.4          Indemnity Agreement with Zevex International, Inc.(1)
10.5          Manufacturing Agreement with Sunrise Technologies,
              Inc.(1)
10.6          Royalty Agreement dated January 30, 1992, with Dennis
              L. Oberkamp Design Services(1)
10.7          Indemnity Agreement dated January 30, 1992, with
              Dennis L. Oberkamp Design Services(1)
10.8          Royalty Agreement (for Ultrasonic Phaco Handpiece)
              with Dennis L.Oberkamp Design Services(1)
10.9          Commercial Office Lease with Tri-Cox, L.C.(4)
10.10         Settlement and Release Agreement with Douglas A.
              MacLeod(1)
10.11         Form of Indemnification Agreement(1)
10.12         1995 Stock Option Plan and forms of Stock Option
              Grant Agreements(1)
10.13         Form of Promissory Note between the Company and third
              parties(1)
10.14         Form of Warrant to Purchase Common Stock between the
              Company and third parties(1)
10.15         Employee's Lock-Up Agreement(4)
10.16         Registering Shareholders Lock-Up Agreement(4)
10.17         Employment Agreement with Thomas F. Motter(1)
10.18         Employment Agreement with Robert W. Millar(1)
10.19         Employment Agreement with Jack W. Hemmer(1)
10.20         Amendment of Settlement and Release Agreement with
              Douglas A.MacLeod(3)
10.21         Design, Engineering and Manufacturing Agreement with
              Zevex, Inc.(4)
10.22         Engineering and Manufacturing Agreement with Sunrise
              Technologies, Inc.(5)
10.23         License and Manufacturing Agreement with O.B.F.
              Labs, Ltd., dated January 16, 1997.(5)
10.24         Settlement Agreement with the Estate of Hyman L.
              Federman
27            Financial Data Schedule

-----------------------------
(1) Incorporated by reference from Registration Statement on Form SB-2,as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Form 10-KSB for fiscal year end September 31, 1996, as filed on December 30, 1996.
(5) Incorporated by reference from Form 10-QSB for quarter ended March 31, 1997, as filed on May 15, 1997.

       (b)    Reports on Form 8-K

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

                        REGISTRANT

                PARADIGM MEDICAL INDUSTRIES, INC.
                ---------------------------------
                           Registrant


DATED:  August 14, 1997           By:  Michael W. Stelzer
                                       President and Chief
                                       Executive Officer
                                       (Principal Executive
                                       Officer)

DATED:  August 14, 1997           By:  John W. Hemmer
                                       Treasurer and Chief
                                       Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)