Form 10QSB/A
period 1996-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 1997-08-29
CIK 916444

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D. C.

          AMENDMENT NO. 2 TO FORM 10-QSB/A

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996                 Commission File
                                                Number: 0-28498

            PARADIGM MEDICAL INDUSTRIES, INC.
            ---------------------------------
                Exact Name of Registrant


        DELAWARE                                  87-0459536
-------------------------------               -----------------
(State or other jurisdiction                  IRS Identification
of incorporation or organization)                 Number

1772 West 2300 South, Salt Lake City, Utah              84119
------------------------------------------             --------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number,
  including Area Code:                           (801) 977-8970
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

Class A Common Stock, $.001 par value            2,107,302
---------------------------------------   ----------------------
          Title of Class                  Number of Shares
                                          Outstanding as of
                                          June 30, 1996

Series A Preferred, $.001 par value            122,764
-------------------------------------     -----------------------
          Title of Class                  Number of Shares
                                          Outstanding as of
                                          June 30, 1996

Series B Preferred, $.001  par value               499,017
--------------------------------------    -----------------------
          Title of Class                  Number of Shares
                                          Outstanding as of
                                          June 30, 1996

The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, as follows:

                 PART I - FINANCIAL INFORMATION


Page No.

--------
Item 1.Financial Statements
------
      Balance Sheets  . . . . . . . . . . . . . . . .      3

      Statement of Operations . . . . . . . . . . . .      4

      Statements of Changes in Stockholders' Equity .    5 to 6

      Statements of Cash Flows. . . . . . . . . . . .    7 to 8

      Notes to Financial Statements . . . . . . . . .   9 to 20


Item 2. Management's Discussion and Analysis of
------  Financial Condition and Results of Operations .  21 to 23


                  PART II - OTHER INFORMATION

      Other Information  . . . . . . . . . . . . . .     24

Item 6. Exhibits and Reports on Form 8-K
------

      Signature Page . . . . . . . . . . . . . . . .     25

                  PARADIGM MEDICAL INDUSTRIES, INC.

                           BALANCE SHEETS
                            ------------

                               September 30,      June 30,
                                  1995              1996
                               ------------       ----------
                                                  (Unaudited)
     ASSETS
Current assets:
  Cash and cash
    equivalents                $  338,218        $   204,682
  Accounts receivable             104,899             37,475
  Inventories                     400,900            388,776
  Prepaid expenses                 21,643              4,680
                               ----------        -----------
  Total current assets            865,660            635,613

Property and equipment, net        50,136            102,610
Debt offering costs                                   25,828
Deferred public offering
  costs                                              230,017
                               ----------        -----------
      Total assets             $  915,796        $   994,068
                               ==========        ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable             $  304,698        $  382,804
  Accrued expenses                 46,081           109,946
  Current portion of
    long-term debt                 21,235           595,005
                               ----------        ----------
      Total current
      liabilities                 372,014        $1,087,755
                               ----------        ----------
Long-term debt,
  less current portion             60,247            42,515
                               ----------        ----------
Commitments (Note 8)

Stockholders' equity:
  Preferred stock,
    Authorized: 10,000,000
    no par value shares at
    September 30, 1995 and
    5,000,000 $.001 par value
    shares at March 31, 1996:
  Series A, Authorized:
    500,000 shares; issued
    and outstanding: 116,000
    no par value shares at
    September 30, 1995 and
    122,764 $.001 par value
    shares at March 31, 1996
    (aggregate liquidation
    preference of $122,764
    at March 31, 1996)            403,680               123
  Series B, Authorized:
    500,000 shares; issued
    and outstanding: 493,000
    no par value shares at
    September 30, 1995 and
    499,017 $.001 par value
    shares at March 31, 1996
    (aggregate liquidation
    preference of $1,996,068
    at March 31, 1996)          1,653,120               499
  Series A, committed to be
    issued: 6,764 shares           27,056
  Series B, committed to be
    issued:  6,017 shares          24,068
  Additional paid-in capital,
    preferred stock                               2,107,302
  Common stock, Authorized:
    20,000,000 shares; issued
    and outstanding: 1,985,573
    no par value shares at
    September 30, 1995 and
    2,131,598 $.001 par value
    shares at March 31, 1996      980,378            2,132
  Additional paid-in capital,
    common stock                                 1,346,860
  Treasury stock, 2,600
    shares, at cost                (3,777)          (3,777)
  Unearned compensation                           (104,182)
  Accumulated deficit          (2,600,990)      (3,485,159)
                               -----------      -----------
      Total stockholders'
        equity                    483,535         (136,202)
                                ---------       ----------
     Total liabilities
      and stockholders'
      equity                   $  915,796       $   994,068
                               ==========       ===========

       The accompanying notes are an integral
          part of the financial statements

                PARADIGM MEDICAL INDUSTRIES, INC.

                    STATEMENTS OF OPERATIONS
                            ------

                       Year ended         Nine months ended
                      September 30,             June 30,
                 ---------------------   -----------------------
                    1994        1995        1995        1996
                 ----------  ----------  ----------  -----------
                                         (Unaudited) (Unaudited)
Sales            $  467,881  $  507,584  $  381,266  $  211,122
Cost of sales       308,446     266,348     238,897     129,077
                 ----------  ----------  ----------  ----------
  Gross profit      159,435     241,236     142,369      82,045
                 ----------  ----------  ----------  ----------
Operating expenses:
  Marketing and
   selling          350,782     428,265     275,049     164,210
  General and
   administrative   337,285     407,803     292,903     486,249
  Research and
   development      207,451     236,043     125,218     100,850
                 ----------  ----------   ---------   ---------
Total operating
  expenses          895,518   1,072,111     693,170     751,309
                 ----------  ----------   ---------   ---------
Operating loss     (736,083)   (830,875)   (550,801)   (669,264)
                 ----------  ----------   ---------   ---------
Other income
(expense):
  Costs associated
   with relinquish-
   ment of anti-
   dilution rights               (3,425)               (179,000)
  Interest income                10,124       4,618       7,633
  Interest expense (15,942)      (8,381)     (6,330)    (43,538)
                 ---------   ----------  ----------  ----------
                   (15,942)      (1,682)     (1,712)   (214,905)
                 ---------   ----------  ----------  ----------
Net loss          (752,025)    (832,557)   (552,513)   (884,169)

Preferred stock
  dividend on 6%
  Series A and
  12% Series B
  Preferred
  Stock                        (51,124)    (51,124)
              -----------   ----------    --------   ---------
Net loss
 attributable
 to common
 shareholders   $ (752,025)  $ (883,681) $ (603,637) $ (884,169)
                ==========   ==========  ==========  ==========

Net loss per
common share         $(.32)       $(.38)      $(.26)      $(.38)
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
                ==========   ==========  ==========  ==========

             The accompanying notes are an integral
              part of the financial statements

               PARADIGM MEDICAL INDUSTRIES, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             --------

                                     Preferred Stock
                        ----------------------------------------
                            Series A              Series B
                        ------------------     -----------------
                         No. of
                        Shares     Amount      Shares    Amount
                        ------     ------      ------    ------
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

Conversion of no
 par value preferred
 shares to $.001 par
 value preferred
 shares upon reincorp-
 oration in Delaware
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
                    =========    ========   =======   ==========

                 PARADIGM MEDICAL INDUSTRIES, INC.
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (Continued)
                            --------

                                 Preferred Stock
                  ---------------------------------------
                      Series A                Series B
                      Committed               Committed
                     to be issued           to be issued
                   ------------------     ----------------
                                                       Additional
                                                       Paid in
                                                       Capital
                No. of              Shares   Amount    Preferred
                Shares    Amount    Shares   Amount    Stock
                ------    ------    ------   ------    ---------
Balance at
 September 30,
 1993

Issuance of 6%
 Series A
 Preferred
 Stock (net of
 offering costs
 of $60,320)

Issuance of 12%
 Series B
 Preferred
 Stock (net of
 offering costs
 of $59,530)       -------   ------     ------    -------

Balance at
 September 30,
 1994 Issuance
 of 12% Series B
 Preferred Stock
 (net of offering
 costs of
 $259,350)

6% Series A
 Preferred
 Stock
 committed to
 be issued
 as a stock
 dividend       6,764     $ 27,056

12% Series B
 Preferred
 Stock
 committed to
 be issued as
 a stock
 dividend                              6,017 $ 24,068
                --------- --------- -------- --------

Balance at
 September
 30, 1995           6,764    27,056    6,017   24,068

Issuance of
 6% Series
 A Preferred
 Stock
 dividend
 (unaudited)       (6,764)  (27,056)

Issuance of 12%
 Series B
 Preferred
 Stock
 dividend
 (unaudited)                         (6,017)  (24,068)

Conversion of
 no par value
 preferred shares
 to $.001 par
 value preferred
 shares upon
 reincorporation
 in Delaware
 (unaudited)                                          $2,107,302
                --------- --------- -------- --------- ----------
Balance at
  June 30,
  1996
  (unaudited)             $                  $         $2,107,302
                ========= ========  =======  ========= ==========

             The accompanying notes are an integral
               part of the financial statements
PAGE

                PARADIGM MEDICAL INDUSTRIES, INC.

                            --------

                           Common Stock
                         ---------------
                                                   Additional
                                                   Paid-in-
                                                   capital,
                       No. of                      Common
                       Shares        Amount        Stock
                       ------        ------        ----------
Balance at
  September
  30, 1993            1,942,221     $842,852

Issuance of
  common stock
  for services
  and for
  preferred
  stock offering
  costs                  19,197       25,876

Issuance of
  common stock
  for cash               20,730      108,225

1994 net loss
                        -------      -------        --------
Balance at
  September
  30, 1994            1,982,148      976,953

Issuance of
  common stock
  for relin-
  quishment of
  anti-dilution
  rights                  3,425        3,425

1995 net loss

Preferred
  stock dividend
  on 6% Series A
  and 12% Series
  B Preferred
  Stock
                      --------      --------        --------
Balance at
  September
  30, 1995           1,985,573       980,378

Issuance of
  previously
  committed
  common stock
  for services
  rendered in
  connection
  with Series B
  Preferred
  Stock offering
  (unaudited)          25,000        10,251

Issuance of
  common stock
  for relin-
  quishment of
  anti-dilution
  rights
  (unaudited)          20,000        30,000

Transfer of
  common stock
  from Company
  officers
  for relin-
  quishment of
  anti-dilution
  rights
  (unaudited)                                      $ 149,000

Issuance of
  common stock
  for future
  services
  (unaudited)         101,025       151,538

Amortization
  of unearned
  compensation
  (unaudited)

Issuance of
  warrants in
  connection
  with private
  placement of
  notes (net
  of offering
  costs of
  $2,175)
  (unaudited)                                         27,825

Conversion
  of no par
  value common
  shares to
  $.001 par
  value common
  shares upon
  reincorporation
  in Delaware
  (unaudited)      (1,170,035)    1,170,035

Net loss
  for nine
  months ended
  June 30,
  1996
  (unaudited)
                  ----------      ----------          -------
Balance at
  June 30,
  1996
  (unaudited)      2,131,598      $    2,132        $1,346,860
                   =========      ==========        ==========
(Table Continued on next page)


           The accompanying notes are an integral
               part of the financial statements

(Continued)
                PARADIGM MEDICAL INDUSTRIES, INC.

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, Continued
                            --------

                          Treasury Stock
                         ---------------
                                          Unearned      Accumu-
                     No. of               Compen-       lated
                     Shares      Amount   sation        Deficit
                     ------      ------   ---------     --------
Balance at
  September
  30, 1993           2,600       $(3,777)              $(965,284)


Issuance of
  common stock
  for services
  and for
  preferred
  stock offering
  costs

Issuance of
  common stock
  for cash

1994 net loss                                          (752,025)
                  -------       --------               ---------
Balance at
  September
  30, 1994          2,600        (3,777)              (1,717,309)

Issuance of
  common stock
  for relin-
  quishment of
  anti-dilution
  rights

1995 net loss                                           (832,557)

Preferred
  stock dividend
  on 6% Series A
  and 12% Series
  B Preferred
  Stock                                                  (51,124)
                       --------      --------           ---------
Balance at
  September
  30, 1995               2,600        (3,777)         (2,600,990)

Issuance of
  previously
  committed
  common stock
  for services
  rendered in
  connection
  with Series B
  Preferred
  Stock offering
  (unaudited)

Issuance of
  common stock
  for relin-
  quishment of
  anti-dilution
  rights
  (unaudited)

Transfer of
  common stock
  from Company
  officers
  for relin-
  quishment of
  anti-dilution
  rights
  (unaudited)

Issuance of
  common stock
  for future
  services
  (unaudited)                      $(151,538)

Amortization
  of unearned
  compensation
  (unaudited)                         47,356

Issuance of
  warrants in
  connection
  with private
  placement of
  notes (net
  of offering
  costs of
  $2,175)
  (unaudited)

Conversion
  of no par
  value common
  shares to
  $.001 par
  value common
  shares upon
  reincorporation
  in Delaware
  (unaudited)

Net loss
  for nine
  months ended
  June 30,
  1996
  (unaudited)                                           (884,169)
                       ----------    ----------         ---------
Balance at
  June 30,
  1996
  (unaudited)           $(3,777)     $(104,182)      $(3,485,159)
                       ========      =========       ===========


           The accompanying notes are an integral
               part of the financial statements

             PARADIGM MEDICAL INDUSTRIES, INC.
                STATEMENTS OF CASH FLOWS
                       --------

                       Year ended           Nine months ended
                      September 30,             June 30,
                   -------------------     -------------------
                    1994         1995       1995         1996
                   ------       ------     ------       ------
                                          (Unaudited) (Unaudited)
Cash flows
from operating
activities:
 Net loss        $(752,025)  $ (832,557)  $ (552,513)  $(884,169)
 Adjustments
  to reconcile
  net loss to
  net cash used
  in operating
  activities:
   Depreciation      3,172        5,518        3,731      13,173
   Equipment
    transferred
    for services     2,177
   Issuance of
    common stock
    for services
    and relin-
    quishment of
    anti-dilution
    rights          13,047       3,425                    179,000
   Amortization
    of unearned
    compensation                                           47,356
   Amortization
    of debt
    offering costs                                         15,497
   Issuance of
    bridge note and
    warrants for
    services                                               25,000
   Increase
    (decrease)
    from changes
    in:
     Accounts
      receivable  (177,555)     86,458       128,233       67,424
     Inventories    31,466     378,645)     (320,531)      12,124
     Prepaid
      expenses       1,198      (6,043)       15,600       16,963
     Deferred
      public
      offering
      costs           -0-          -0-          -0-      (80,826)
     Accounts
      payable       82,085     144,091       (37,224)   (138,585)
     Accrued
      expenses       1,907      (2,095)      (22,672)     74,116
                 ---------   ---------     ---------   ---------
    Net cash
     used in
     operating
     activities   (794,528)   (979,848)     (785,376)   (652,927)
                 ---------   ---------     ---------    --------
Cash flows from
investing
activities:
 Purchase of
  property and
  equipment        (12,112)    (40,681)      (11,169)    (41,647)
                 ---------   ---------      --------    --------
 Net cash
  used in
  investing
  activities       (12,112)    (40,681)      (11,169)    (41,647)
                 ---------   ---------      --------    --------
Cash flows
from financing
activities:
 Proceeds from
  issuance of
  promissory
  notes and
  warrants                                               575,000
 Proceeds from
  long-term
  debt             20,000      22,549
 Principal
  payments on
  long-term debt  (12,807)   (143,260)     (139,027)    (13,962)
 Proceeds from
  issuance of
  common stock    108,225
 Proceeds from
  issuance of
  preferred
  stock           707,000   1,729,000     1,319,000
 Issuance
  costs -
  preferred
  stock           (96,770)   (259,350)     (206,850)
                ---------   ---------     ---------    --------
  Net cash
   provided by
   financing
   activities     725,648   1,348,939     1,033,123     561,038
                ---------   ---------     ---------    --------
 Net increase
 (decrease) in
 cash and cash
 equivalents     (80,992)     328,410       236,578    (133,536)

 Cash and cash
 equivalents
 at beginning
 of period        90,800        9,808         9,808     338,218
               ---------    ---------     ---------   ---------
 Cash and cash
 equivalents
 at end of
 period         $  9,808   $  338,218     $ 246,386   $ 204,682
               =========   ==========     =========   =========

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

     Stock Splits

     As discussed above, effective May 5, 1993, French Bar entered into a merger agreement with Paradigm Medical, Inc. Pursuant to the merger, French Bar caused a 1-for-7.96 reverse stock split of its shares of common stock. On April 5, 1994, the Company's Board of Directors declared a one-for-five reverse stock split of its shares of common stock. All references to number of shares have been restated to reflect the effects of the merger and stock split.

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


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Summary and Selected Financial Information, the Financial Statements (including the notes thereto), and the other information included elsewhere in this Report. The Company's fiscal year runs from October 1 to and including September 30.

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

Results of Operations

     Nine Months Ended June 30, 1996 Compared to Nine Months
Ended June 30, 1995.

     Sales decreased by $170,144, or 45%, to $211,122 for the nine months ended June 30, 1996 from $381,266 for the comparable period in 1995. This decrease was a result of decreased sales of the Precisionist Phaco System resulting from the Company focusing its limited financial resources on the private placement of Bridge Notes and the planned public offering. Cost of sales decreased $109,820, or 46%, to $129,077 for the nine months ended June 30, 1996 from $238,897 for the comparable period in 1995, as a result of the decreased sales. The gross margin for the nine months ended June 30, 1996 of 39% is up from the gross margin for the comparable period in 1995 of 37% because sales in 1995 included more parts and accessories which have a lower gross margin.

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

     General and administrative expenses increased by $193,346, or 66%, to $486,249 for the nine months ended June 30, 1996 from $292,903 for the comparable period in 1995. This increase was the result of the increased administrative costs related to preparation for the planned public offering of the Company's common stock. The Company expects to increase its staff significantly to support the activities associated with the introduction of the Photon LaserPhaco system. See "Use of Proceeds."

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

     Interest expense decreased by $7,561, or 47%, to $8,381 in fiscal 1995, from $15,942 in fiscal 1994. This decrease is related to the Company's paying off a $125,000 promissory note originally issued to the Company by the Zions First National Bank Corporation in October 1992.

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

     The Company generated $575,000 from the private placement of Bridge Notes during the nine months ended June 30, 1996. During the nine months ended June 30, 1996 the Company made $13,962 in principal payments on long-term debt. During the nine months ended June 30, 1995, the Company received proceeds from the private placement of its Series B Convertible Preferred Stock of $1,319,000 before deducting commissions and expenses totalling $166,332. During the nine months ended June 30, 1995, the Company made $139,027 in principal payments on long-term debt.

     The Company used cash in operating activities of $979,848 in fiscal 1995, compared to cash used in operating activities of $794,528 in fiscal 1994. The increase in cash used in the first quarter of fiscal 1996 and fiscal 1995 is a direct result of the increase in operating expenses, which was only partially offset by increased gross profit from product sales. The Company used cash in investing activities of $40,681 in fiscal 1995, compared to cash used in investing activities of $12,112 in fiscal 1994. The increase in cash used in fiscal 1995 is primarily a result of the Company's purchase of an automobile using proceeds from a bank loan. These operating and investing cash outflows were financed primarily from the proceeds of private placements of the Company's preferred and common stock.

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

     The Company expects that the net proceeds of the offering will enable the Company to meet its liquidity and capital requirements for approximately 12 months following the completion of the offering. If the public offering is not successful, the Company intends to issue equity securities in a private placement to accredited investors. Without the proceeds from the offering the Company will be forced to significantly curtail its operations, until such time as additional funds can be obtained. Although many of the holders of Series B Preferred Stock have rejected the Company's Rescission Offer (see "Risk Factor -- Rescission Offer to Series B Shareholders" and Note 10 to financial statements), the accepted Rescission Offers and any offers which are accepted in the future will reduce the funds available to the Company and could force the Company to scale back or curtail certain operations. There can be no assurance that the Company can generate sufficient revenues from product sales to satisfy its working capital requirements after such time. The Company's working capital requirements will depend upon numerous factors, including progress of the Company's research and development program for the development of new products and new applications for its present core product, the success of its regulatory programs with domestic and foreign agencies for its new products, the levels of resources devoted by the Company to the development of manufacturing and marketing capabilities, technological advances, the status of competitors and the success or lack thereof of the Company's marketing efforts. To meet its short-term and long-term requirements, including research and development activities, the Company may be required to obtain additional financing. The Company currently has no credit facility with a bank or other financial institution. The Company may seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities, or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms, if at all.

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


                PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      a.    Exhibits:
            --------

      Exhibit No.                   Title
      -----------                   -----
         27          Amended and Restated Financial Data Schedule

      b.    Reports on Form 8-K
            -------------------
            None


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

                           REGISTRANT

                PARADIGM MEDICAL INDUSTRIES, INC.
                ---------------------------------
                           Registrant




DATED:  August 28, 1997           By:  Michael W. Stelzer
                                       President and Chief
                                       Executive Officer
                                       (Principal Executive
                                       Officer)


DATED:  August 27, 1997           By:  John W. Hemmer
                                       Treasurer and Chief
                                       Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)