Form 10QSB/A
period 1996-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 1997-10-30
CIK 916444

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C.

                AMENDMENT TO FORM 10QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1996          Commission File
                                             Number: 0-28498

                PARADIGM MEDICAL INDUSTRIES, INC.
                ---------------------------------
                   Exact Name of Registrant.


          DELAWARE                               87-0459536
---------------------------------           ------------------
(State or other jurisdiction                IRS Identification
of incorporation or organization)           Number

1772 West 2300 South, Salt Lake City, Utah             84119
------------------------------------------           ---------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
  including Area Code                        (801) 977-8970
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

                 YES  XX          NO
                    ------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of the close of the period covered by this report.

Class A Common Stock, $.001 par value            3,194,061
-------------------------------------         ------------------
      Title of Class                          Number of Shares
                                              Outstanding as of
                                              December 31, 1996

Series A Preferred, $.001 par value              121,704
-----------------------------------           -------------------
    Title of Class                            Number of Shares
                                              Outstanding as of
                                              December 31, 1996

Series B Preferred, $.001  par value              448,398
------------------------------------          ------------------
     Title of Class                           Number of Shares
                                              Outstanding as of
                                              December 31, 1996

PAGE>
                 PARADIGM MEDICAL INDUSTRIES, INC.
                      AMENDMENT TO FORM 10QSB

                    QUARTER ENDED DECEMBER 31, 1996

                        TABLE OF CONTENTS

                  PART I - FINANCIAL INFORMATION


No.                                                      Page
-----                                                    ----

Item 1.  Financial Statements

   Balance Sheets   . . . . . . . . . . . . . . . . .      3

   Statement of Operations . . . . .  . . . . . . . .      4

   Statements of Cash Flows. . . . .  . . . . . . . .      5

   Notes to Financial Statements . .  . . . . . . . .      6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations . . . . . . . . .  . . . . . . . .   7 to 8

                  PART II - OTHER INFORMATION

        Other Information  . . . . . . . . . . . . . .     8

        Signature Page . . . . . . . . . . . . . . . .     9

                       PARADIGM MEDICAL INDUSTRIES, INC.
                              BALANCE SHEETS
                                  September 30,   December 31,
                                      1996           1996
                                  -------------   ------------
                                                   (Unaudited)
      ASSETS
Current assets:
  Cash and cash equivalents       $ 3,040,152       $ 2,468,988
  Marketable debt securities,
    available for sale                486,039           509,411
  Trade accounts receivable            55,454            18,228
  Inventories                         369,045           241,746
  Prepaid expenses                     18,361            14,093
                                  -----------       -----------
      Total current assets          3,969,051         3,252,466
Deferred charges                      100,000            10,000
Property and equipment, net           123,544           129,494
                                  -----------       -----------
Total Assets                      $ 4,192,595       $ 3,391,960
                                  ===========       ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                $    38,656       $    35,767
  Accounts payable - related party                      200,000
  Accrued expenses                    118,359           277,473
  Note payable to bank - current        3,198             3,278
                                  -----------       -----------
      Total current liabilities       160,213           516,518
Note payable, less current portion     16,455            15,605
                                  -----------       -----------
Total Liabilities                     176,668           532,123
                                  -----------       -----------
Contingencies (Note 2)

Stockholders' equity:
  Preferred stock, Authorized:
  5,000,000 $.001 par value
  shares.
    Series A, Authorized:
      500,000 shares; issued
      and outstanding: 122,764
      $.001  par value shares at
      September 30, 1996 and
      121,704 $.001 par value
      shares at December 31, 1996
      (aggregate liquidation
      preference of $486,816 at
      December 31, 1996)                    123              122
   Series B, Authorized:  500,000
      shares; issued and outstanding:
      466,055 $.001 par value shares
      at September 30, 1996 and
      448,398 $.001 par value shares
      at December 31, 1996 (aggregate
      liquidation preference of
      $1,793,592 at December 31, 1996)      466              448
    Additional paid-in capital,
      preferred stock                 1,975,487        1,900,637
  Common stock, Authorized:
    20,000,000 shares; issued and
    outstanding: 3,171,598 $.001
    par value shares at September 30,
    1996 and 3,194,061 $.001 par
    value shares at December 31, 1996     3,172            3,194
  Additional paid-in capital,
    common stock                      6,186,251        6,261,097
  Treasury stock, 2,600 shares,
    at cost                              (3,777)          (3,777)
  Unearned compensation                 (82,083)         (63,141)
  Accumulated deficit                (4,050,009)      (5,248,412)
  Unrealized gain (loss) on
    marketable debt securities,
    available-for-sale                  (13,703)           9,669
      Total stockholders' equity      4,015,927        2,859,837
                                     ----------       ----------
      Total liabilities and
        stockholders' equity        $ 4,192,595       $ 3,391,960
                                    ===========       ===========

               The accompanying notes are an integral
                 part of the financial statements

                    PARADIGM MEDICAL NDUSTRIES, INC.

                        STATEMENTS OF OPERATIONS
                            (Unaudited)

                                         Three months ended
                                              December 31,
                                        --------------------
                                        1995            1996
                                        -----          ------
                                        (Unaudited)  (Unaudited)

Sales                                   $   65,405     $  35,651
Cost of sales                               45,286        21,061
                                         ----------    ---------
  Gross profit                              20,119        14,590
                                          ---------    ---------
Operating expenses:
  Marketing and selling                     92,748       168,880
  General and administrative               169,479       594,520
  Research and development                  50,664       480,584
                                         ---------    ----------
      Total operating expenses             312,891     1,243,984
                                         ---------    ----------
Operating loss                            (292,772)   (1,229,394)
                                          --------    ----------
Other income (expense):
  Cost associated with relinquishment
    of anti-dilution rights               (179,000)        -0-
  Interest income                            2,720        31,475
  Interest expense
                                            (2,204)         (483)
                                         ---------     ---------
                                          (178,484)       30,992
                                         ---------     ---------
Net loss                                  (471,256)   (1,198,402)

Net loss attributable to common
  shareholders                           $(471,256)  $(1,198,402)
                                         =========   ===========
Net loss per common share                    $(.20)        $(.38)
                                         =========   ===========
Shares used in computing net loss
  per common share                       2,352,031     3,182,830
                                        ==========    ==========

                The accompanying notes are an integral
                  part of the financial statements

                 PARADIGM MEDICAL INDUSTRIES, INC.

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                         Three months ended
                                             December 31,
                                       --------------------------
                                       1995               1996
                                       ------             ------
                                       (Unaudited)    (Unaudited)

Cash flows from operating activities:
  Net loss                             $(471,256)    $(1,198,402)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation                         3,642           6,204
      Issuance of common stock for
        services and relinquishment
        of anti-dilution rights          179,000            -0-
      Amortization of unearned
        compensation                       9,471          18,942
      Increase (decrease) from
         changes in:
            Accounts receivable           52,656          37,226
            Inventories                   12,372         127,299
            Prepaid expenses              11,396           4,268
            Deferred Charge                  -0-          90,000
            Accounts payable              (4,788)         (2,889)
            Accounts payable -
              related parties               -0-           200,000
            Accrued expenses                 108          159,114
                                         -------        ---------
      Net cash used in
        operating activities            (207,399)       (558,238)

Cash flows from investing activities:
  Purchase of property and equipment     (10,600)       ( 12,155)
                                        --------        --------
      Net cash used in
        investing activities             (10,600)        (12,155)
                                        --------         -------
Cash flows from financing activities:
  Proceeds from issuance of promissory
    notes and warrants                    75,000              -0-
  Principal payments on long-term debt    (2,765)           (771)
                                        --------         -------
      Net cash provided by
        financing activities              72,235            (771)
                                        --------         -------
Net decrease in cash and cash
  equivalents                           (145,764)       (571,164)
Cash and cash equivalents at
  beginning of period                    338,218        3,040,152
                                       ---------        ---------
Cash and cash equivalents
  at end of period                     $ 192,454      $ 2,468,988
                                       =========      ===========
Supplemental disclosure
  of cash flow information:

  Cash paid for interest               $   2,107      $      483

Supplemental disclosure of noncash
  investing and financing activities
    Issuance of common stock for
      services rendered in connection
      with preferred stock offering       10,251
    Common stock issued for future
      services                           151,538
    Equipment purchased with accounts
      payable                             44,000
    Issuance costs for bridge notes
      and warrants included in
      accounts payable                    43,500


                  The accompanying notes are an integral
                     part of the financial statements.

                             NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.    Significant Accounting Policies:
      -------------------------------
            In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of September 30, 1996 and December 31, 1996, and the results of its operations for the three months ended December 31, 1996 and 1995 and its cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

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

3.    Preferred Stock Conversions
      ---------------------------
            During the three month period ended December 31, 1996, 1,060 shares of Series A Preferred Stock and 17,657 shares of Series B Preferred Stock were converted into 1,272 and 21,191 shares, respectively, of the Company's common stock.

4.    Related Party
      -------------
            On January 8, 1997, the Company Subcontracted the subassembly of the Laser Module piece of the Photon LaserPhaco system. The President of (the "Manufacturer") sits on the Company's Board of Directors. The company is not committed to purchase any units until production begins in March 1997.

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

General

      The Company is engaged in the development, manufacture and sale of ophthalmic surgical devices designed to perform minimally invasive cataract removal surgery. Paradigm's activities for the three months ended December 31, 1995 and 1996 include international and domestic sales of the Precisionist Phaco system, research and development for the Photon(trademark) LaserPhaco(trademark) System and primary research for other new products and businesses.

Results of Operations

      Three months Ended December 31, 1996 Compared to Three months Ended December 31, 1995.

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

      General and administrative expenses increased by $425,041, or 251%, to $594,520 for the three months ended December 31, 1996 from $169,479 for the comparable period in 1995. This was the result of an increase in personnel and costs associated with pre-production activities.

      Research and development expenses increased by $429,920, or 849%, to $480,584 for the three months ended December 31, 1996 from $50,664 for the comparable period in 1995. This was the result of hiring four additional employees and costs associated with developing new products.


      During the three months ended December 31, 1995, the Company incurred $179,000 of expenses in connection with obtaining the relinquishment of certain anti-dilution rights.

Liquidity and Capital Resources

      The Company used cash in operating activities of $558,238 for the three months ended December 31, 1996 compared to $207,399 for the comparable period in 1995. The Company used cash in investing activities of $12,155 for the three months ended December 31, 1996 compared to $10,600 for the comparable period in 1995. These operating and investing cash outflows were financed primarily from the proceeds of the Company's public offering.

      During the three months ended December 31, 1996 the Company made $771 in principal payments on long-term debt. The Company generated $75,000 from the private placement of Promissory Notes and Warrants during the three months ended December 31, 1995. During the three months ended December 31, 1995, the Company made $2,765 in principal payments on long-term debt.

      In July, 1996, the Company generated $6,250,000 from the public offering of its Common Stock before deducting expenses totalling $1,509,569. The Company generated $575,000 from the private placement of Bridge Notes in fiscal 1996. The Company expects that the net proceeds of the public offering will enable it to meet its liquidity and capital requirements for approximately 12 months following the completion of the offering in July 1996. There can be no assurance that the Company can generate sufficient revenues from product sales to satisfy its working capital requirements after such time. The Company's working capital requirements will depend upon numerous factors, including progress of the Company's research and development program for the development of new products and new applications for its present core product, the success of its regulatory programs with domestic and foreign agencies for its new products, the levels of resources devoted by the Company to the development of manufacturing and marketing capabilities, technological advances, the status of competitors and the success or lack thereof of the Company's marketing efforts. To meet its short-term and long-term requirements, including research and development activities, the Company may be required to obtain additional financing. The Company currently has a $600,000 line of credit with Key Bank related to accounts receivable and inventory financing. The Company may seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities, or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms, if at all.

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

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

      Exhibit #   Description

       27         Restated Financial Data Schedule

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

                           REGISTRANT

                PARADIGM MEDICAL INDUSTRIES, INC.
                ---------------------------------
                           Registrant


DATED:  October 29, 1996      By: Michael W. Stelzer
                                  President and Chief Executive
                                  Officer (Principal Executive
                                  Officer)



DATED:  October 29, 1996      By: John W. Hemmer
                                  Treasurer and Chief Financial
                                  Officer (Principal Financial
                                  and Accounting Officer)