Form 10QSB/A
period 1997-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 1997-10-30
CIK 916444

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.

                      AMENDMENT TO FORM 10QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                Commission File
                                                Number: 0-28498

                  PARADIGM MEDICAL INDUSTRIES, INC.
                  ---------------------------------
                     Exact Name of Registrant.

          DELAWARE                                 87-0459536
------------------------------                -----------------
(State or other jurisdiction                  IRS Identification
of incorporation or organization)                   Number

1772 West 2300 South, Salt Lake City, Utah              84119
------------------------------------------       ---------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number,
  including Area Code                           (801) 977-8970
                                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X          NO
                    -------         -------

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Class A Common Stock, $.001 par value            3,601,111
-------------------------------------           -----------------
      Title of Class                            Number of Shares
                                                Outstanding as of
                                                March 31, 1997

Series A Preferred, $.001 par value              114,284
------------------------------------            ----------------
      Title of Class                            Number of Shares
                                                Outstanding as of
                                                March 31, 1997

Series B Preferred, $.001  par value             132,108
------------------------------------            ----------------
      Title of Class                            Number of Shares
                                                Outstanding as of
                                                March 31, 1997


Transitional Small Business Disclosure Format

                  YES             NO  X
                      -------       -------

                 PARADIGM MEDICAL INDUSTRIES, INC.
                    AMENDMENT TO FORM 10QSB

                  QUARTER ENDED MARCH 31, 1997

                        TABLE OF CONTENTS

                PART I - FINANCIAL INFORMATION

                                                         Page
                                                          No.
                                                         -----

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

      Signature Page . . . . . . . . . . . . . . . . . . 11

                PARADIGM MEDICAL INDUSTRIES, INC.
                         BALANCE SHEETS
                          (UNAUDITED)
                                   March 31,         December 31,
                                     1997               1996
                                 (Unaudited)          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents         $1,669,992        $2,468,988
  Marketable debt securities,
    available for sale                 512,763           509,411
  Trade accounts receivable            181,454            18,228
  Inventories                          607,104           241,746
  Prepaid expenses                      21,757            14,093
                                    ----------        ----------
  Total current assets               2,993,070         3,252,466
  Deferred charges, net                339,105            10,000
Property and equipment, net            132,001           129,494
                                   -----------        ----------
      Total assets                  $3,464,176        $3,391,960
                                    ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable            $   99,431        $   35,767
  Accounts payable -
    related parties                    972,190             -0-
    Accrued expenses                   231,010           477,473
  Note payable to bank - current         3,360             3,278
                                    ----------        ----------
      Total current liabilities      1,305,991           516,518
Note payable, less current portion      14,733            15,605
                                    ----------        ----------
      Total liabilities              1,320,724           532,123
                                    ----------        ----------
Contingencies (Note 2)

Stockholders' equity:
  Preferred stock, Authorized:
    5,000,000 $.001 par value
    shares.
      Series A, Authorized:
        500,000 shares; issued
        and outstanding:
        122,764 $.001 par value
        shares at December 31,
        1996 and 114,284 $.001
        par value shares at March
        31, 1997 (aggregate
        liquidation preference of
        $457,136 at March 31,
        1997)                             114               122
      Series B, Authorized:
        500,000 shares; issued
        and outstanding: 448,398
        $.001  par value shares
        at December 31, 1996 and
        132,108 $.001 par value
        shares at March 31, 1997
        (aggregate liquidation
        preference of $528,432
        at March 31, 1997)                132               448
      Additional paid-in capital,
        preferred stock               606,121         1,900,637
      Common stock, Authorized:
        20,000,000 shares; issued
        and outstanding: 3,194,061
        $.001 par value shares at
        December 31, 1996 and
        3,601,111 $.001 par value
        shares at March 31, 1997        3,601             3,194
      Additional paid-in capital,
        common stock                7,620,023         6,261,097
      Treasury stock, 2,600
        shares, at cost                (3,777)           (3,777)
      Unearned compensation           (44,199)          (63,141)
      Accumulated deficit          (6,051,326)       (5,248,412)
      Unrealized gain on
        marketable debt
        securities, available-
        for-sale                       12,763             9,669
                                   ----------        ----------
      Total stockholders' equity    2,143,452         2,859,837
                                   ----------        ----------
      Total liabilities and
        stockholders' equity       $3,464,176        $3,391,960
                                   ==========        ==========

                 The accompanying notes are an integral
                    part of the financial statements

                  PARADIGM MEDICAL INDUSTRIES, INC.
                      STATEMENTS OF OPERATIONS
                            (UNAUDITED)
                                          Three months ended
                                               March 31,
                                          ------------------
                                          1997            1996

                                        (Unaudited)  (Unaudited)

Sales                                     256,415         23,171
Cost of sales                             117,768         18,348
                                          -------        -------
      Gross profit                        138,647          4,823
                                          -------        -------
Operating expenses:
      Marketing and selling               112,152         34,037
      General and administrative          458,788        140,614
      Research and development            394,633         23,835
                                         --------        -------
        Total operating expenses          965,573        198,486
                                         --------        -------
Operating loss                           (826,926)      (193,663)
                                         --------       --------
Other income (expense):

      Interest income                      24,475          2,738
      Interest expense                       (463)       (17,277)
                                          -------        -------
                                           24,012        (14,539)
                                          -------        -------
Net loss                                 (802,914)      (208,202)
                                         --------       --------
Net loss attributable to common
      shareholders                      $(802,914)     $(208,202)
                                        =========      =========
Net loss per common share                   $(.24)         $(.09)
                                        =========      =========
Shares used in computing net loss
      per common share                  3,386,356      2,352,031
                                        =========      =========

              The accompanying notes are an integral
                  part of the financial statement

            PARADIGM MEDICAL INDUSTRIES, INC.
               STATEMENTS OF CASH FLOWS
                    (UNAUDITED)


                                          Three months ended
                                                March 31,
                                         -----------------------
                                          1997             1996
                                          ----             ----
                                       (Unaudited)   (Unaudited)

Cash flows from operating activities:
    Net loss                            $(802,914)    $(208,202)
    Adjustments to reconcile
      net loss to net cash
      used in operating activities:
        Depreciation                      6,804        3,392
        Common stock issued
          for compensation               41,810       17,758
        Amortization of deferred
          charge                          5,748          -0-
        Amortization of debt
          offering costs                   -0-         5,166
      Issuance of bridge notes and
        warrants for services              -0-        25,000
        Increase (decrease) from
          changes in:
            Trade accounts receivable  (163,166)      34,993
            Inventories                (365,358)      12,678
            Prepaid expenses             (7,664)       5,567
            Accounts payable -
              related parties           966,382         -0-
            Trade accounts payable       63,664     (203,305)
            Accrued expenses           (246,463)      14,660
                                       --------    ---------
         Net cash used in operating
           activities                  (501,157)    (292,293)
                                       --------     --------
Cash flows from investing activities:
  Purchase of property and equipment     (9,311)    ( 11,047)
  Purchase of marketable debt
    securities - available for sale        (258)         -0-
  Purchase of engineering services     (329,105)         -0-
                                       --------      --------
  Net cash used in investing
    activities                         (338,674)     (11,047)
                                       --------      --------
Cash flows from financing
  activities:
    Proceeds from issuance of
      promissory notes
      and warrants                       -0-         500,000
 Proceeds from exercise of
    warrants                             41,625           -0-
 Principal payments on notes
    payable                                (790)      (5,800)
                                        --------     -------
  Net cash provided by
    financing activities                 40,835      494,200
                                       --------     --------
Net (decrease) increase in
  cash and cash equivalents            (798,996)       190,860
Cash and cash equivalents at
  beginning of period                 2,468,988        192,454
                                      ---------       --------
Cash and cash equivalents at
  end of period                     $ 1,669,992       $383,314
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

                  PARADIGM MEDICAL INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)


1.    Significant Accounting Policies:
      --------------------------------
      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of March 31, 1997, and the results of its operations for the three months ended March 31, 1996 and 1997, and its cash flows for the three months ended March 31, 1996 and 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

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


3.    Preferred Stock Conversions:
      ---------------------------

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

4.    Common Stock Issuances
      ----------------------

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


Results of Operations

      Sales increased by $233,244, or 1,006%, to $256,415 for the three months ended March 31, 1997 from $23,171 for the comparable period in 1996. The increase in sales was a result of the Company launching the Photon Ocular Surgery System' and the Precisionist ThirtyThousand(trademark), the latest generation of Paradigm products on March 31, 1997. Cost of sales increased $99,420, or 541%, to $117,768 for the three months ended March 31, 1997 from $18,348 for the comparable period in 1996, as a result of the increased sales. The gross margin for the three months ended March 31, 1997 of 54% is up from the gross margin for the comparable period in 1996 of 21% because sales in 1997 were comprised of new products with a higher sophistication which command a higher margin.

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

      Research and development expenses increased by $370,798, or 1,556%, to $394,633 for the three months ended March 31, 1997 from $23,835 for the comparable period in 1996. This was the result of hiring four additional employees and costs associated with developing the Company's new products.

Upgrades

      To garner sales, the Company offers the ultrasonic Precisionist(trademark) system with an unconditional arrangement under which the customer may trade in their Precisionist(trademark) system to upgrade to a Precisionist ThirtyThousand(trademark)
Ocular Surgery System(trademark) or, upon FDA clearance, a Photon(trademark) laser cataract system when that system becomes available. Under this arrangement, the customer receives full credit for the trade in purchase price of the Precisionist(trademark) system against the price of the new Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) laser cataract system As of March 31, 1997, the Company has distributed approximately 51 Precisionist(trademark) systems under this provision. The gross margin on these original sales was approximately $295,000 or 32%.
If all of these customers were to exercise their upgrade privilege, the Company would exchange the Precisionist(trademark) system for the Company's new Precisionist
ThirtyThousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) system and refurbish the ultrasonic Precisionist(trademark) systems and sell them in the international market. Any losses on the sale of the refurbished Precisionist(trademark) systems, which is not expected to be significant, would reduce the gross margin on the Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) system sales. The total gross margin on the upgrade sales is estimated to be $1,677,000 or 41% of sales.

      As of March 31, 1997, there have been 2 trade in sales in which the customer has upgraded a Precisionist(trademark) system to the Precisionist ThirtyThousand(trademark) Ocular Surgery
System(trademark).


Liquidity and Capital Resources

      The Company used cash in operating activities of $501,157 for the three months ended March 31, 1997 compared to $292,293 for the comparable period in 1996. The Company used cash in investing activities of $338,674 for the three months ended March 31, 1997 compared to $11,047 for the comparable period in 1996 primarily due to the purchase of $329,105 of engineering services. The Company received cash from financing activities of $40,835 for the three months ended March 31, 1997, compared to $494,200 which the Company received from financing activities in the comparable period in 1996.

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

      At March 31, 1997, the Company had net operating loss carryforwards (NOLs) of approximately $6,051,326 and research and development tax credit carryforwards of approximately $47,700. These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2011. Because the Company has yet to recognize significant revenue from the sale of its Photon(trademark) laser cataract system, a 100% valuation allowance has been provided in full for these deferred tax assets. The Company's ability to use its NOLs to offset future income taxes may be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions could limit the Company's future use of its NOLs if there is a cumulative ownership change of more than 50%, which would include the changes of ownership related to the offering.


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

                           REGISTRANT

                PARADIGM MEDICAL INDUSTRIES, INC.
                ---------------------------------
                           Registrant




DATED:  October 29, 1997      By:   Michael W. Stelzer
                                 President and Chief Executive
                                 Officer (Principal Executive
                                 Officer)



DATED:  October 29, 1997      By:   John W. Hemmer
                                 Treasurer and Chief Financial
                                 Officer (Principal Financial and
                                 Accounting Officer)