Form 10QSB/A
period 1997-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 1997-10-30
CIK 916444

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.

                  AMENDMENT NO. 3 TO FORM 10-QSB

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

                      PARADIGM MEDICAL INDUSTRIES, INC.
                          AMENDMENT NO. 3 TO FORM 10-QSB

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

      Notes to Financial Statements (unaudited). . . . .  7 to 8


Item 2.

      Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations . . . . . . . . . . . . . . . . . . . .  9 to 11


                     PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . . . .  11

      Signature Page . . . . . . . . . . . . . . . . . . .  12

                      PARADIGM MEDICAL INDUSTRIES, INC.
                               BALANCE SHEETS
                                (UNAUDITED)

                                 June 30,        December 31,
                                   1997              1996
                                -----------       -----------
                                (Unaudited)       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents      $    474,766       $ 2,468,988
  Restricted cash                     715,464
  Marketable debt securities
   - restricted                       517,817           509,411
  Trade accounts receivable           154,106            18,228
  Inventories                         541,088           241,746
  Prepaid expenses                     17,418            14,093
                                 ------------       -----------
      Total current assets          2,240,659         3,252,466
Deferred charges, net                 346,524            10,000
Property and equipment, net           126,830           129,494
                                 ------------       -----------
      Total assets              $   2,894,013      $  3,391,960
                                =============      ============
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable        $      24,858       $    35,767
  Accounts payable -
    related parties                   126,947               -0-
  Accrued expenses                    132,704           477,473
  Note payable to bank -
    current                             3,445             3,278
  Line of credit                      980,000               -0-
                                 ------------       -----------
      Total current liabilities     1,267,954           516,518

Note payable, less
  current portion                      13,840            15,605
                                 ------------       -----------
Total liabilities                   1,281,794           532,123

Contingencies (Note 2)

Stockholders' equity:
  Preferred stock, Authorized:
  5,000,000 $.001 par value shares
    Series A, Authorized: 500,000
      shares; issued and outstanding:
      122,764 $.001  par value shares
      at December 31, 1996 and 71,884
      $.001 par value shares at
      June 30, 1997 (aggregate
      liquidation preference of
      $287,536 at June 30, 1997)           72               122
    Series B, Authorized:  500,000
      shares; issued and outstanding:
      448,398 $.001  par value shares
      at December 31, 1996 and 62,335
      $.001 par value shares at June
      30, 1997 (aggregate liquidation
      preference of $249,340 at June
      30, 1997)                            62               448
    Additional paid-in capital,
      preferred stock                 157,542         1,900,637
  Common stock, Authorized:
    20,000,000 shares; issued and
    outstanding: 3,194,061 $.001
    par value shares at December 31,
    1996 and 3,735,723 $.001 par
    value shares at June 30, 1997       3,736             3,194
  Additional paid-in capital,
    common stock                    8,068,593         6,261,097
  Treasury stock, 2,600 shares,
    at cost                            (3,777)           (3,777)
  Unearned compensation               (25,256)          (63,141)
  Accumulated deficit              (6,606,570)       (5,248,412)
  Unrealized gain
    on marketable debt
    securities, available-for-
    sale                               17,817             9,669
                                   ----------         ---------
      Total stockholders'
      equity                        1,612,219         2,859,837
                                   ----------         ---------
      Total liabilities and
      stockholders' equity       $  2,894,013       $ 3,391,960
                                 ============       ===========


              The accompanying notes are an integral
                  part of the financial statements

                PARADIGM MEDICAL INDUSTRIES, INC.
                   STATEMENTS OF OPERATIONS
                         (UNAUDITED)


                         Six months ended      Three months ended
                              June 30,              June 30,
                   ---------------------   ---------------------
                      1997        1996       1997        1996
                   ----------  ---------   ---------- ----------
                   (Unaudited)(Unaudited)  (Unaudited)(Unaudited)

Sales               $ 360,407   $145,717    $103,992  $ 122,546

Cost of sales         195,063     83,791      83,043     65,443
Amortization of
  deferred charges     24,312                 18,564
                   ----------   --------   ---------   ---------
Net cost of sales     219,375     83,791     101,607      65,443

   Gross profit       141,032     61,926       2,385      57,103
                    ---------   --------   ---------   ---------
   Gross margin        39%         42%           2%        47%

Operating expenses:
  Marketing and
    selling           251,752     71,462     139,600      37,425
  General and
    administrative    775,056    316,770     316,268     176,156
  Research and
    development       513,914     50,186     119,281      26,351
                    ---------  ---------   ---------   ---------
  Total operating
      expenses      1,540,722    438,418     575,149     239,932
                   ----------  ---------   ---------   ---------
Operating loss    $(1,399,690)  (376,492)   (572,764)   (182,829)

  Interest income      42,438      4,913      17,963       2,175
  Interest expense       (906)   (41,334)       (443)    (24,057)
                    ---------  ---------   ---------   ---------

    Total other income
      (expense)        41,532    (36,421)     17,520     (21,882)
                    ---------  ---------   ---------   ---------
Net Loss           (1,358,158)  (412,913)   (555,244)   (204,711)


Net loss attributable
  to common
  shareholders    $(1,358,158) $(412,913)  $(555,244)  $(204,711)

Net loss per common
  share               $(0.39)     $(0.18)     $(0.16)     $(0.09)

Shares used in
  computing net
  loss per common
  share             3,464,890  2,352,031    3,386,356   2,352,031



          The accompanying notes are an integral
             part of the financial statement

                 PARADIGM MEDICAL INDUSTRIES, INC.
                    STATEMENTS OF CASH FLOWS
                         (UNAUDITED)



                                         Six months ended
                                             June 30,
                                        -----------------------
                                          1997          1996
                                        ---------    ----------
                                        (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net loss                             $(1,358,158)   $(412,913)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization        18,281         9,531
      Common stock issued for compensation 60,760        37,885
      Amortization of debt offering costs   -0-          15,497
      Issuance of bridge notes and
        warrants for services               -0-          25,000
  Increase (decrease) from changes in:
      Trade accounts receivable          (135,878)       14,768
      Inventories                        (299,342)         (248)
      Prepaid expenses                     (3,325)        5,567
      Deferred public offering costs         -0-        (80,826)
      Accounts payable - related parties  (73,053)         -0-
      Trade accounts payable              (10,909)     (133,797)
      Accrued expenses                   (144,769)       74,008
                                         --------       -------
      Net cash used in
        operating activities            (1,946,393)    (445,528)
                                         --------      --------
Cash flows from investing activities:
  Purchase of property and equipment      (11,216)     ( 31,047)
  Purchase of marketable debt
    securities - available for sale          (258)         -0-

  Purchase of engineering services       (340,925)         -0-
                                         ---------     ---------
      Net cash used in investing
        activities                       (352,399)      (31,047)
                                          -------       -------
Cash flows from financing activities:
  Proceeds from issuance of promissory
    notes and warrants                       -0-        500,000
  Proceeds from exercise of warrants       41,632           -0-
  Principal payments on notes payable      (1,598)      (11,197)
  Proceeds from lines of credit           980,000           -0-
  Restricted cash                        (715,464)          -0-
                                          -------        -------
      Net cash provided by
        financing activities              304,570        488,803
                                          -------        -------
Net increase (decrease) in cash
  and cash equivalents                $(1,994,222)       $12,228
Cash and cash equivalents
at beginning of period                 $2,468,988       $192,454
                                        ---------        -------
Cash and cash equivalents
  at end of period                    $   474,766       $204,682
                                      ===========       ========
Supplemental disclosure of
  cash flow information:
  Cash paid for interest            $        906        $  4,164


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

      The Company has subcontracted the manufacturing of its Precisionist and Photon laser cataract systems to a company that is a shareholder. During the six month period ended June 30, 1997, the Company purchased design and manufacturing services from that company in the amount of $983,844, and as of June 30, 1997 owed that company $64,000 which is included in accounts payable.

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

6.    Lines of Credit:
      ---------------

       In May 1997, the Company established a $630,000 line of credit with a financial institution which bears interest at 2.4% above the 30-day commercial paper rate (5.6% at June 30, 1997). Interest is due monthly with principal due June 30, 1998. The line of credit is collateralized by cash and investments held by the institution. At June 30, 1997, the Company has $630,000 in outstanding borrowings on the line.

       Subsequent to June 30, 1997, both lines of credit were paid off from restricted cash and investments.

       Also, in May 1997, the Company established a $350,000 line of credit with a financial institution which bears interest at
 .25% above the Broker's Daily Call Money Rate as quoted by Bear Sterns. Interest is due monthly with principal due June 30, 1998. the line of credit is collateralized by cash and investments held by the institution. At June 30, 1997, the Company has $350,000 in outstanding borrowings on the line.

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

Results of Operations

      Sales increased by $214,690, or 149%, to $360,407 for the six months ended June 30, 1997 from $145,717 for the comparable period in 1996. Sales of product in the surgical equipment market are contingent upon customer evaluation. Based on the evaluation of the products shipped in the initial new product launch, 5 units were returned during the quarter ended June 30, 1997, and certain software and hardware revisions were identified and corrected. The increase in sales was a result of the Company launching the Photon Ocular Surgery System(trademark) and the Precisionist ThirtyThousand(trademark), the latest generation of Paradigm products on March 31, 1997.

      Cost of sales and amortization of deferred charges increased $135,584, or 162%, to $219,375 for the six months ended June 30, 1997 from $83,791 for the comparable period in 1996, as a result of the increased sales. The gross margin for the six months ended June 30, 1997 of 39% was less than the gross margin for the comparable period in 1996 of 42% principally due to the amortization of deferred charges.

      Marketing and selling expenses increased by $180,290, or 252%, to $251,752 for the six months ended June 30, 1997 from $71,462 for the comparable period in 1996. The increase was a result of the Company adding two additional sales representatives and increasing promotional activities in anticipation of the launching the Photon Ocular Surgery System and the Precisionist ThirtyThousand during the first quarter of 1997, and the resulting service expenses associated with installing identified software and hardware revisions.

      General and administrative expenses increased by $458,286, or 145%, to $775,056 for the six months ended June 30, 1997 from $316,770 for the comparable period in 1996. This was the result of an increase in personnel and costs associated with pre-production and new product launch activities.

      Research and development expenses increased by $463,728, or 924%, to $513,914 for the six months ended June 30, 1997 from $50,186 for the comparable period in 1996. This was the result of hiring four additional employees and costs associated with developing the Company's new products.

Upgrades

      To garner sales, the Company offers the ultrasonic Precisionist(trademark) system with an unconditional arrangement under which the customer may trade in their Precisionist(trademark) system to upgrade to a Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or, upon FDA clearance, a Photon(trademark) laser cataract system when that system becomes available. Under this arrangement, the customer receives full credit for the trade in purchase price of the Precisionist(trademark) system against the price of the new Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) laser cataract system As of June 30, 1997, the Company has distributed approximately 51 Precisionist(trademark) systems under this provision. The gross margin on these original sales was approximately $295,000 or 32%. If all of these customers were to exercise their upgrade privilege, the Company would exchange the Precisionist(trademark) system for the Company's new Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) system and refurbish the ultrasonic Precisionist(trademark) systems and sell them in the international market. Any losses on the sale of the refurbished Precisionist(trademark) systems, which is not expected to be significant, would reduce the gross margin on the Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) system sales. The total gross margin on the upgrade sales is estimated to be $1,677,000 or 41%. As of June 30, 1997, there have been 2 trade in sales in which the customer has upgraded a Precisionist(trademark) system to the Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark).

Liquidity and Capital Resources

      The Company used cash in operating activities of $1,946,393 for the six months ended June 30, 1997 compared to $445,528 for the comparable period in 1996. The Company used cash in investing activities of $352,399 for the six months ended June 31, 1997 compared to $31,047 for the comparable period in 1996. The investing activities for six months ended June 30, 1997 included $11,266 used for the purchase of property and equipment and $340,925 in connection with the purchase of engineering services. The Company received cash from financing activities of $304,570 for the six months ended June 30, 1997 compared to $488,803 in the comparable period in 1996. The financing activities for the six months ended June 30, 1997 included $980,000 from the Company's line of credit and $41,632 in proceeds from the exercise of warrants. These amounts were offset by $715,464 in cash which was restricted to secure the lines of credit.

      The Company has borrowed the total amount of a $636,000 line of credit with Merrill Lynch and a $350,000 line of credit with Bear Stearns for accounts receivable and inventory financing. The Company may seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities, or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms, if at all.

      At June 30, 1997, the Company had net operating loss carryforwards (NOLs) of approximately $6,606,570 and research and development tax credit carryforwards of approximately $47,700. These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2011. Because the Company has yet to recognize significant revenue from the sale of its Photon(trademark) laser cataract system, a 100% valuation allowance has been provided for these deferred tax assets. The Company's ability to use its NOLs to offset future income taxes may be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions could limit the Company's future use of its NOLs if there is a cumulative ownership change of more than 50%, which would include the changes of ownership related to any public offering.

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

       (a)    Exhibits

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

                        REGISTRANT

                PARADIGM MEDICAL INDUSTRIES, INC.
                ---------------------------------
                           Registrant


DATED:  October 29, 1997           By:Michael W. Stelzer
                                       President and Chief
                                       Executive Officer
                                       (Principal Executive
                                       Officer)

DATED:  October 29, 1997           By:John W. Hemmer
                                       Treasurer and Chief
                                       Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)