Form 10QSB
period 1997-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 1997-11-20
CIK 916444

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.

                            FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997

Commission File Number: 0-28498

                 PARADIGM MEDICAL INDUSTRIES, INC.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

          DELAWARE                              87-0459536
-----------------------------                 ------------------
(State or other jurisdiction                (IRS Identification
of incorporation or organization)                  Number)

1772 West 2300 South, Salt Lake City, Utah           84119
------------------------------------------        -------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number,
including Area Code:                           (801) 977-8970

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES    X          NO
                    --------         ------------
State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Class A Common Stock, $.001 par value            3,773,641
-------------------------------------     -------------------
    Title of Class                        Number of Shares
                                          Outstanding as of
                                          September 30, 1997

Series A Preferred, $.001 par value             53,302
-----------------------------------       ---------------------
    Title of Class                        Number of Shares
                                          Outstanding as of
                                          September 30, 1997

Series B Preferred, $.001 par value            60,573
-----------------------------------       ----------------------
    Title of Class                        Number of Shares
                                          Outstanding as of
                                          September 30, 1997

                    PARADIGM MEDICAL INDUSTRIES, INC.

                               FORM 10-QSB

                    QUARTER ENDED SEPTEMBER 30, 1997

                            TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION

                                                           Page
                                                            No.
                                                           -----
Item 1.  Financial Statements (unaudited)

      Balance Sheets - September 30, 1997
      and December 31, 1996 . . . . . . . . . . . . . . . .  3

      Statements of Operations for the
      nine months ended September 30, 1997 and
      September 30, 1996 and for the three months
      ended September 30, 1997 and September 30, 1996. . . . 5

      Statements of Cash Flows for the
      nine months ended September 30, 1997 and
      September 30, 1996 . . . . . . . . . . . . . . . . . . 6

      Notes to Financial Statements . . . . . . . . . . . . .7

Item 2.

      Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations. . . . . . . . . . . . . . . . . . . . .9 to 11

                     PART II - OTHER INFORMATION

      Other Information . . . . . . . . . . . . . . . . . . 11

      Signature Page. . . . . . . . . . . . . . . . . . . . 12

              PARADIGM MEDICAL INDUSTRIES, INC.
                       BALANCE SHEETS
                         (UNAUDITED)

                                September 30,   December 31,
                                    1997           1996
                                -------------   ------------
                                 (Unaudited)    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents     $  399,554       $ 2,468,988
  Marketable debt securities           273           509,411
  Trade accounts receivable         39,872            18,228
  Inventories                      959,772           241,746
  Prepaid expenses                  13,763            14,093
                                ----------       -----------
    Total current assets         1,413,234         3,252,466
Deferred charges, net              327,960            10,000
Property and equipment, net        119,755           129,494
                               -----------       -----------
    Total assets               $ 1,860,949       $ 3,391,960
                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable       $   211,776       $    35,767
  Accounts payable -
    related parties                411,067           200,000
  Accrued expenses                 269,733           277,473
  Note payable to bank -
    current                          3,445             3,278
  Purchase deposit                  33,500                 0
                              ------------       -----------
    Total current liabilities      929,521           516,518

Note payable, less current
  portion                           12,035            15,605
                              ------------       -----------
Total liabilities                  941,556           532,123

Contingencies (Note 2)

Stockholders' equity:
  Preferred stock, $.001 par
    value, authorized:
  5,000,000 shares
    Series A, $.001 par value,
      authorized: 500,000 shares;
      issued and outstanding:
      122,764 shares at December
      31, 1996 and 53,302 shares
      at September 30, 1997
      (aggregate liquidation
      preference of $233,208 at
      September 30, 1997)               53               122
    Series B, $.001 par value,
      authorized: 500,000 shares;
      issued and outstanding:
      448,398 shares at December
      31, 1996 and 60,573 shares
      at September 30, 1997
      (aggregate liquidation
      preference of $242,292 at
      September 30, 1997)               61               448
    Additional paid-in capital,
      preferred stock               76,186         1,900,637
  Common stock, $.001 par value,
    authorized: 20,000,000 shares;
    issued and outstanding:
    3,194,061 shares at
    December 31, 1996 and
    3,773,641 shares at
    September 30, 1997               3,774             3,194
  Additional paid-in capital,
    common stock                 8,195,501         6,261,097
  Treasury stock, 2,600 shares,
    at cost                         (3,777)           (3,777)
  Unearned compensation             (6,314)          (63,141)
  Accumulated deficit           (7,346,091)       (5,248,412)
  Unrealized gain on marketable
    debt securities, available-
    for-sale                                           9,669
                                -----------      -----------
     Total stockholders'
       equity                       919,393        2,859,837
                                -----------      -----------
     Total liabilities
      and stockholders'
      equity                    $ 1,860,949      $ 3,391,960
                                ===========      ===========

                  The accompanying notes are an integral
                     part of the financial statements

                  PARADIGM MEDICAL INDUSTRIES, INC.
                       STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                   Nine months ended       Three months ended
                       September 30,           September 30,
                  ----------------------  ---------------------
                    1997          1996       1997         1996
                  ----------------------  -----------------------
                  (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Sales             $  378,610  $  200,508  $   18,203  $  41,012

Cost of sales        207,277     134,931      12,213      50,933
Amortization of
 deferred charges     42,876                  18,564
                  ----------  ----------  ----------  ----------
Net cost of sales    250,153     134,931      30,777      50,933
  Gross profit       128,457      65,577     (12,574)     (9,921)
                  ----------  ----------  ----------  ----------
  Gross margin           34%         33%       (69%)       (24%)

Operating expenses:
  Marketing and
   selling           434,029     220,210     182,277      51,918
  General and
   administrative  1,256,098     580,148     481,042     336,942
  Research and
   development       569,887     176,793      55,973     188,004
                  ----------  ----------  ----------  ----------
   Total operating
    expenses      $2,260,014  $  977,151  $  719,292  $  576,864
                  ----------  ----------  ----------  -----------
Operating loss    (2,131,557)   (911,574)   (731,866)   (586,785)

Cost associated
  with relinquish-
  ment of anti-
  dilution rights               (179,000)

  Return of Stock
   Dividend-Series
   B-Pref                            848
  Interest income    53,807       42,859      11,369      35,226
  Interest expense  (19,929)     (56,829)    (19,023)    (13,291)
                  ---------   ----------  ----------  ----------
    Total other
     income
     (expense)       33,878     (192,122)     (7,654)     21,935
                  ---------   ----------  ----------  ----------
   (cost related
    to anti-
    dilution
    rights)

Net Loss        (2,097,679)   (1,103,696)   (739,520)   (564,850)

Net loss
 attributable
 to common
 shareholders  $(2,097,679)  $(1,103,696) $ (739,520) $ (564,850)

Net loss
 per common
 share              $(0.58)       $(0.42)     $(0.20)     $(0.19)

Shares used
 in computing
 net loss per
 common share    3,638,383     2,603,725   3,751,274   3,035,833


                   The accompanying notes are an integral
                       part of the financial statement

                      PARADIGM MEDICAL INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                        Nine months ended
                                          September 30,
                                   ------------------------------
                                     1997               1996
                                   ------------------------------
                                   (Unaudited)       (Unaudited)
Cash flows from
 operating activities:
  Net loss                          $(2,097,679)     $(1,449,019)
  Adjustments to reconcile
   net loss to net
   cash used in operating
   activities:
    Depreciation and amortization        22,486           17,771
    Amortization of deferred
      charges                            42,876                0
    Common stock issued for
     compensation                       125,272           69,455
   Issuance of common stock for
    services and relinquishment
    of anti-dilution rights                   0          179,000
   Amortization of debt
     offering costs                           0           41,325
    Issuance of bridge notes
     and warrants for services                0           25,000

  Changes in operating assets and
    liabilities:
    Trade accounts receivable           (21,644)          49,445
    Inventories                        (718,026)          31,855
    Prepaid expenses                        330            3,282
    Deferred charges                   (360,836)               0
    Purchase deposit                     33,500                0
    Deferred public offering costs                      (100,000)
    Accounts payable -
     related parties                    211,067
    Trade accounts payable              176,009         (255,791)
    Accrued expenses                     (7,740)          72,278
                                      ---------        ---------
    Net cash used in
     operating activities            (2,594,385)      (1,315,399)
                                     ----------       ----------
Cash flows from investing
 activities:
  Purchase of property and
   equipment                            (12,747)         (91,179)
  Proceeds from the sale of
   marketable debt securities -
   available for sale                   499,469                0
  Purchase of marketable debt
   securities - available for
   sale                                       0         (499,742)
                                      ---------       ----------
    Net cash provided by (used
     in) investing activities           486,722         (590,921)
                                      ---------       ----------
Cash flows from financing
 activities:
  Proceeds from lines of credit         980,000                0
  Repayment of lines of credit         (980,000)               0
  Proceeds from issuance of
   promissory notes and warrants                         575,000
  Proceeds from exercise of warrants     41,632                0
  Debt offering costs                         0          (41,325)
  Principal payments on notes payable    (3,403)        (631,829)
  Proceeds from issuance of stock             0        6,350,000
  Payments for recission offer of
    Series B preferred stock                  0         (131,848)
  Issuance costs - stock and warrants         0       (1,511,744)
                                       --------        ---------
    Net cash provided by financing
     activities                          38,229        4,608,254
                                      ---------       ----------
Net increase (decrease) in cash
 and cash equivalents               $(2,069,434)      $2,701,934
Cash and cash equivalents at
 beginning of period                $ 2,468,988       $  338,218
                                    -----------       ----------
Cash and cash equivalents at
 end of period                      $   399,554       $3,040,152
                                    ===========       ==========

Supplemental disclosure of
 cash flow information:
  Cash paid for interest            $    19,023       $   56,829

              The accompanying notes are an integral
                   part of the financial statements.

                   PARADIGM MEDICAL INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

1.    Significant Accounting Policies:
      -------------------------------

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of December 31, 1996 and September 30, 1997, and the results of its operations for the nine months ended September 30, 1996 and 1997, and its cash flows for the nine months ended September 30, 1996 and 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

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

3.    Preferred Stock Conversions:
      ---------------------------

      Under the Company's Articles of Incorporation, holders of the Company's preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of
1.2 shares of common stock for each share of preferred stock. During the nine month period ended September 30, 1997, there were 69,462 shares of Series A Preferred Stock and 387,825 shares of Series B Preferred Stock converted into 83,354 and 465,391 shares of the Company's common stock, respectively.

4.    Common Stock Issuances:
      ----------------------

      As of September 30, 1997, 12,500 shares of the Company's common stock had been issued for the exercise of warrants. An additional 6,098 shares of the Company's common stock was issued to a former employee and 13,503 shares to non-management directors for services rendered. The issuances for services rendered were recorded as a compensation expense.

5.    Related Party Transactions:
      --------------------------

      On January 8, 1997, the Company subcontracted the subassembly of the Laser Module piece of the Photon(trademark) laser cataract system. During the nine month period ended September 30, 1997, the Company purchased 10 Laser Module subassemblies for a total purchase price of $160,000, from a manufacturer whose President was a member of the Company's Board of Directors, and as of September 30, 1997 owed that company $64,537 which is included in accounts payable. In May, 1997, the President of the laser module manufacturer resigned from the Company's Board of Directors.

      The Company has subcontracted the manufacturing of its Precisionist and Photon laser cataract systems to a company that is a shareholder. During the nine month period ended September 30, 1997, the Company purchased design and manufacturing services from that company in the amount of $983,844, and as of September 30, 1997 owed that company $411,067 which is included in accounts payable.

      In 1993, the Company signed an exclusive patent license agreement with a company which owns the patent for the laser-based Photon(trademark) laser probe. This company is owned by a shareholder of the Company. The agreement provides for the payment of a 1% royalty on all sales proceeds related directly or indirectly, to the Photon machine. The agreement terminates on July 7, 2003. Through September 30, 1997, no significant royalties have been earned under this agreement. The Company has also entered into a consulting agreement with this individual which provides for annual consulting fees of $25,000 through July 7, 2003, or product sales whichever occurs first.

      A law firm, of which a director of the Company is a shareholder, has rendered legal services to the Company. During the nine month period ended September 30, 1997, the Company paid this firm $79,206 for legal services, and as of September 30, 1997, owed this firm $8,514, which is included in accounts payable.

6.    Lines of Credit:
      ---------------

      In May 1997, the Company established a $630,000 line of credit with a financial institution which bears interest at 2.4% above the 30-day commercial paper rate. Interest is due monthly with principal due June 30, 1998. The line of credit was collateralized by cash and investments held by the institution. At September 30, 1997, the Company had liquidated the collateral and repaid the line of credit.

      Also, in May 1997, the Company established a $350,000 line of credit with a financial institution which bears interest at
 .25% above the Broker's Daily Call Money Rate as quoted by Bear Stearns Securities Corp. Interest is due monthly with principal due June 30, 1998. The line of credit was collateralized by cash and investments held by the institution. At September 30, 1997, the Company had liquidated the collateral and repaid the line of credit.

      However, due to the collateral requirements of these lines of credit, any borrowings would be limited to cash and investments restricted for this purpose.

7.    Investment Banking Agreement:
      ----------------------------

      On August 20, 1997, the Company entered into an investment banking agreement with Win Capital Corp. ("Win Capital") for a two year period which could be extended an additional year. The Company pays a retainer to Win Capital of $2,000 per month for the first six months, $4,000 per month for the second six months and $6,000 per month for the remainder of the contract. The Company also issued a warrant to Win Capital to purchase up to 191,000 shares of common stock at a purchase price of $3.00 per share. The warrant expires on August 19, 2000.

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

General

      The Company is engaged in the development, manufacture and sale of ophthalmic surgical devices designed to perform minimally invasive cataract removal surgery. Paradigm's activities for the nine months ended September 30, 1996 include international and domestic sales of the Precisionist 3000 Plus(trademark) Phaco system, research and developments of the Precisionist Thirty Thousand(trademark) and the Photon(trademark) laser cataract system, and primary research for other new products and businesses. Paradigm's activities for the nine months ended September 30, 1997 include international and domestic sales of the Precisionist 3000 Plus(trademark) and Precisionist Thirty Thousand(trademark) and Photon(trademark) laser cataract systems, as well as primary research for other new products and businesses.

Results of Operations

      Sales increased by $178,000, or 89%, to $379,000 for the nine months ended September 30, 1997 from $201,000 for the comparable period in 1996. Sales of product in the surgical equipment market are contingent upon customer evaluation. Based on the evaluation of the products shipped in the initial new product launch, five units were returned and certain software and hardware revisions were identified and corrected. The increase in sales and net sales was a result of the Company launching the Photon Ocular Surgery System(trademark) and the Precisionist Thirty Thousand(trademark), the latest generation of Paradigm products on March 31, 1997.

      Cost of sales and amortization of deferred changes increased $115,000, or 85%, to $250,000 for the nine months ended September 30, 1997 from $135,000 for the comparable period in 1996, as a result of the increased sales. The gross margin for the nine months ended September 30, 1997 of 34% was slightly higher than the gross margin for the comparable period in 1996 of 33%.

      Marketing and selling expenses increased by $214,000, or 97%, to $434,000 for the nine months ended September 30, 1997 from $220,000 for the comparable period in 1996. The increase was a result of the Company adding two additional sales representatives and increasing promotional activities in anticipation of launching the Photon Ocular Surgery System and the Precisionist Thirty Thousand during the first quarter of 1997, and the resulting service expenses associated with installing identified software and hardware revisions.

      General and administrative expenses increased by $676,000, or 117%, to $1,256,000 for the nine months ended September 30, 1997 from $580,000 for the comparable period in 1996. This was the result of an increase in personnel and costs associated with pre-production and new product launch activities.

      Research and development expenses increased by $393,000, or 222%, to $570,000 for the nine months ended September 30, 1997 from $177,000 for the comparable period in 1996. This was the result of hiring four additional employees and costs associated with developing new products for the Company.

Upgrades

      To garner sales, the Company offers the ultrasonic Precisionist(trademark) system with an unconditional arrangement under which the customer may trade in their Precisionist(trademark) system to upgrade to a Precisionist Thirty Thousand(trademark) Ocular Surgery System(trademark) or, upon FDA clearance, a Photon(trademark) laser cataract system when that system becomes available. Under this arrangement, the customer receives full credit for the trade in purchase price of the Precisionist(trademark) system against the price of the new Precisionist Thirty Thousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) laser cataract system As of September 30, 1997, the Company has distributed approximately 51 Precisionist(trademark) systems under this provision. The gross margin on these original sales was approximately $295,000 or 32%. If all of these customers were to exercise their upgrade privilege, the Company would exchange the Precisionist(trademark) system for the Company's new Precisionist Thirty Thousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) system and refurbish the ultrasonic Precisionist(trademark) systems and sell them in the international market. Any losses on the sale of the refurbished Precisionist(trademark) systems, which is not expected to be significant, would reduce the gross margin on the Precisionist Thirty Thousand(trademark) Ocular Surgery System(trademark) or Photon(trademark) system sales. The total gross margin on the upgrade sales is estimated to be $1,677,000 or 41%. As of September 30, 1997, there have been two trade in sales in which the customer has upgraded a Precisionist(trademark) system to the Precisionist Thirty Thousand(trademark) Ocular Surgery System(trademark).

Liquidity and Capital Resources

      The Company used cash in operating activities of $2,594,000 for the nine months ended September 30, 1997 compared to $1,316,000 for the comparable period in 1996. The Company received cash from investing activities of $487,000 for the nine months ended September 30, 1997 compared to $591,000 for the comparable period in 1996. The investing activities for the nine months ended September 30, 1997 included $13,000 used for the purchase of property and equipment and $361,000 in connection with the purchase of engineering services. The Company received cash from financing activities of $38,000 for the nine months ended September 30, 1997 compared to $4,608,000 in the comparable period in 1996. The financing activities for the nine months ended September 30, 1997 included $980,000 from the Company's line of credit and $42,000 in proceeds from the exercise of warrants. These amounts were offset by $715,000 in cash which was restricted to secure the lines of credit.

      In May 1997, the Company established a $636,000 line of credit with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") and a $350,000 line of credit with Bear Stearns Securities Corp. ("Bear Stearns") on a secured basis. As of September 30, 1997, the Company had liquidated the underlying collateral and repaid the lines of credit with Merrill Lynch and Bear Stearns. The Company will seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities, or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms, if at all.

      The Company's future capital requirements will depend on many factors, including cash flow from operations, technology developments, and the Company's ability to develop and market existing and new products successfully. The Company is currently attempting to raise up to $2.0 million through a private offering on a "best efforts" basis. If the private offering is successfully completed, the Company anticipates its existing capital resources, together with the proceeds from the offering and anticipated revenues will be adequate to satisfy its anticipated operating expenses and capital requirements for at least 12 months after the offering.

      At September 30, 1997, the Company had net operating loss carryforwards (NOLs) of approximately $7,346,000 and research and development tax credit carryforwards of approximately $48,000. These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2011. Because the Company has yet to recognize significant revenue from the sale of its Photon(trademark) laser cataract system, a 100% valuation allowance has been provided for these deferred tax assets. The Company's ability to use its NOLs to offset future income taxes may be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions could limit the Company's future use of its NOLs if there is a cumulative ownership change of more than 50%, which would include the changes of ownership related to any public offering.

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

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

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

      None.

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits
            --------

Table No.         Document
---------         --------

10.1  Letter Agreement with Win Capital Corp.
27    Financial Data Schedule

      (b)   Reports on Form 8-K
            -------------------

      The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                            SIGNATURES

      Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 PARADIGM MEDICAL INDUSTRIES, INC.
                 ---------------------------------
                             Registrant



DATED:  November 19, 1997           By: Michael W. Stelzer
                                         President and Chief
                                         Executive Officer
                                         (Principal Executive
                                         Officer)


DATED:  November 19, 1997           By:  John W. Hemmer
                                          Treasurer and Chief
                                          Financial Officer
                                          (Principal Financial
                                          and Accounting Officer)