Form 10KSB
period 1997-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 1998-04-16
CIK 916444

SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                        Form 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997, or

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period from       to


                Commission File Number 0-28498


              Paradigm Medical Industries, Inc.
         (Name of small business issuer in its charter)

      DELAWARE                                       87-0459536
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)         Identification Number)

1127 West 2320 South, Suite A                           84119
Salt Lake City, Utah                                 (Zip Code)
(Address of principal executive offices)

    Registrant's telephone number, including area code: (801) 977-8970

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange
Title of each Class                on which registered
-------------------                ----------------------
        None                               None

   Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.001 Par Value
                        (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Registrant's revenues for the fiscal year ended December
31, 1997 were $464,062.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1998 was approximately $8,969,000 based on the closing price on that date on the Nasdaq SmallCap Market.

      As of March 31, 1998, Registrant had outstanding 3,798,939 shares of Common Stock, 50,122 shares of Series A Preferred
Stock, 45,381 shares of Series B Preferred Stock, and 29,980 shares of Series C Preferred Stock.


                 DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 8, 1998 are incorporated by reference into Part III hereof.

                                              Transitional Small
Business Disclosure Format (check one): Yes [ ]  No [X]

                            PART I

Item 1. Description of Business

General

      Paradigm Medical Industries, Inc. (the "Company" or "Registrant") develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic equipment and instrumentation. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company markets two ultrasonic cataract surgery systems with related disposable products, instruments and accessories. One of the ultrasound systems, the Precisionist Thirty Thousand(trademark), is manufactured as the base surgery system for the Company's Ophthalmic Surgical Workstation(trademark). The Company is currently developing a laser cataract surgery system that would be the Company's third minimally invasive cataract removal system. If successfully developed and approved for medical uses, the Company plans to market the laser system as a plug-in module for its Ophthalmic Surgical Workstation. The Company's diagnostic product is the Blood Flow Analyzer(trademark). This product is a portable computerized system for which the Company has secured a license granting it the right to market the product in the United States. The system measures pulsatile blood flow and intraocular pressure in the eye as a means of detecting and treating glaucoma.

      Cataract surgery is the single largest volume and revenue producing outpatient surgical procedure for ophthalmologists worldwide. Most cataract procedures in the United States are performed using a method called phacoemulsification or "phaco," which employs an ultrasonic probe device. The Company manufacturers and sells two phacoemulsification systems, one a stand-alone unit, the Precisionist 3000 Plus(trademark) system, and the second as the base device for the Company's new Photon(trademark) Laser Cataract Workstation, the Precisionist Thirty Thousand(trademark). However, the Company believes phaco systems can be difficult for many ophthalmic surgeons to master and are limited in their ability to be the most minimally invasive method possible. The Company is developing a proprietary patented laser system and unique probe for laser cataract removal which the Company believes can alleviate these difficulties associated with phaco systems. The Company intends to make the patented laser system part of its Workstation if and when cleared by the Food and Drug Administration (the "FDA").
The development of the laser cataract system is being done in cooperation with ophthalmic surgeons in the United States and through research and development work being conducted under contract with Dixon Medical Laser Laboratory at the University of Utah in Salt Lake City.

      The Company believes its laser system will be easier to use and safer than present phaco cataract surgery systems. The probe will be smaller than typical probes employing ultrasonic technology and will deliver laser energy directly to the desired area with a blunt end and, unlike the sharp open-ended ultrasonic probes, will cause no vibration throughout the rest of the eye which can damage other delicate eye structures. However, during Phase I of the FDA clinical trials of the laser system the Company discovered that the system may not effectively remove harder grade cataracts. The Company is thus requesting FDA approval to conduct expanded Phase II clinical studies of the laser system to refine the system to remove a broader range of cataracts. There is no assurance, however, that this limitation can be overcome, that the FDA will authorize and approve Phase II clinical trials, or that if approved, additional disadvantages or problems unique to the Photon(trademark) laser cataract system will not be discovered during Phase II clinical trials or following FDA approval of the system.

      Besides cataract surgery, the Company believes that its Photon(trademark) Laser Workstation is capable of being configured with specialty probes for use in other ophthalmic surgical procedures. The Company also intends to configure the Workstation to perform glaucoma laser surgery. These potential applications could represent substantial growth opportunities including sales of equipment and disposables. However, there can be no assurance that these applications will be developed or approved. Further, there is no guarantee that the Workstation will be accepted by the ophthalmic surgery market in this capacity.

   In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(trademark) for detection of glaucoma and other retina related diseases. The device measures not only intraocular pressure but also pulsatile ocular blood flow, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss.

Background

      Corporate History. The Company's business originated with Paradigm Medical, Inc., a California corporation formed in October 1989 ("PMI"). PMI developed the Company's present ophthalmic business and was operated by its founders Thomas F. Motter and Robert W. Millar. In May 1993, PMI merged with and into the Company. At the time of the merger, the Company was a dormant public shell existing under the name French Bar Industries, Inc. ("French Bar"). French Bar had operated a mining and tourist business in Montana. Prior to its merger with PMI in 1993, French Bar had disposed of its mineral and mining assets in a settlement of outstanding debt and had returned to the status of a dormant entity. Pursuant to the merger, the Company caused a 1-for-7.96 reverse stock split of its shares of Common Stock. The Company then acquired all of the issued and outstanding shares of Common Stock of PMI using shares of its own Common Stock as consideration. As part of the merger, the Company changed its name from French Bar Industries, Inc. to Paradigm Medical Industries, Inc. and the management of PMI assumed control of the Company. In April 1994, the Company caused a 1-for-5 reverse stock split of its shares of Common Stock. In February 1996, the Company redomesticated to Delaware pursuant to a reorganization.

Overview

      Disorders of the Eye. The human eye is a complex organ which functions much like a camera, with a lens in front and a light-sensitive screen, the retina, in the rear. The intervening space contains a transparent jelly-like substance, the vitreous, which together with the outer layer, the sclera and cornea, helps the eyeball to maintain its shape. Light enters through the cornea, a transparent domed window at the front of the eye. The size of the pupil, an aperture in the center of the iris, controls the amount of light that is then focused by the lens onto the retina as an upside-down image. The lens is the internal optical component of the eye and is responsible for adjusting focus. The lens is enclosed in a capsule. The retina is believed to contain more than 130 million light-receptor cells. These cells convert light into nerve impulses that are transmitted right side up by the optic nerve to the brain, where they are interpreted. Muscles attached to the eye control its movements.

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

      Ultrasound Technology. Ultrasound devices have been used in ophthalmology since the late 1960's for diagnostic and surgical applications when treating or correcting eye disorders. In diagnostics, ultrasound instruments are used to measure distances and shapes of various parts of the eye for prescription of eyeglasses and contact lenses and for calculation of lens implant prescriptions for cataract surgery treatment. These devices emit sound waves through a hand-held probe that is placed onto or near the eye with the sound waves emitted being reflected by the targeted tissue. The reflection "echo" is computed into a distance value that is presented as a visual image, or cross-section of the eye, with precise measurements displayed and printed for diagnostic use by the surgeon.

      Surgical use of ultrasound in ophthalmology is limited to treatment of cataractous lenses in the eye through a procedure called phacoemulsification or "phaco." A primary objective of cataract surgeries is the removal of the opacified (cataractous) lens through an incision that is as small as possible. The opacified lens is then replaced by a new synthetic lens intraocular implant ("IOL"). Phaco technology involves a process by which a cataract is broken into small pieces using ultrasonic shock waves delivered through a hollow, open-ended metal needle attached to a hand-held probe. The fragments of cataractous tissue are then removed through aspiration. Phaco systems were first designed in the late 1960's after various attempts by surgeons to use other techniques to remove opacified lens, including crushing, cutting, freezing, drilling and applying chemicals to the cataract. By the mid-1970's, ultrasound had proven to be the most effective technology to fragment cataracts. Industry sources indicate that phaco cataract treatment is the technology for cataract removal used in over 80% of surgeries in the United States and over 20% of all foreign surgeries.

      Laser Technology. The term "laser" is an acronym for Light Amplification by Stimulated Emission of Radiation. Lasers have been commonly used for a variety of medical and ophthalmic procedures since the 1960's. Lasers emit photons of light into a highly intense beam of energy that typically radiates at a single wavelength or color. Laser energy is generated and intensified in a laser tube or solid-state cavity by charging and exciting photons of energy contained within material called the lazing medium. This stored light energy is then delivered to targeted tissue through focusing lenses by means of optical mirrors or fiber optics. Most laser systems use solid state crystals or gases as their lazing medium. Differing wavelengths of laser light are produced by the selection of the lazing medium. The medium selected determines the laser wavelength emitted, which in turn is absorbed by the targeted tissue in the body. Different tissues absorb different wavelengths or colors of laser light. The degree of absorption by the tissue also varies with the choice of wavelength and is an important variable in treating various tissue. In a surgical laser, light is emitted in either a continuous stream or in a series of short duration "pulses," thus interacting with the tissue through heat and shock waves, respectively. Several factors, including the wavelength of the laser and the frequency and duration of the pulse or exposure, determine the amount of energy that interacts with the targeted tissue and, thus, the amount of surgical effect on the tissue.

      Lasers are widely accepted in the ophthalmic community for treatment of certain eye disorders and are popular for surgical applications because of their relatively non-invasive nature. In general, ophthalmic lasers, such as argon, Nd:YAG and excimer (argon-fluoride) are used to coagulate, cut or ablate targeted tissue. The argon laser is used to treat leaking blood vessels on the retina (retinopathy) and retinal detachment. The excimer laser was recently tested in clinical trials for limited use in corneal refractive surgery. The Nd:YAG pulsed laser is used to perforate clouded posterior capsules (posterior capsulotomy) and to relieve glaucoma-induced elevated pressure in the eye (iridotomy, trabeulorplasty, transcleral cyclophotocoqulation). Argon, Nd:YAG and excimer lasers are primarily used for one or two clinical applications each. In contrast to these conventional laser systems, the Company's Photon(trademark) laser cataract system is designed to be used for multiple ophthalmic applications, including certain new applications that may be made possible with the Company's proprietary technology. Such new applications, however, must be tested in clinical trials and be approved by the FDA.

Products

      The Company's principal surgical product is an ultrasonic system for use by ophthalmologists to perform surgical treatment procedures to remove cataracts. In 1990, the Company received clearance from the FDA pursuant to Section 510(k) of the Food, Drug and Cosmetics Act (the "FDC Act") on its Precisionist
3000(trademark) phaco system for cataract surgery, which system was upgraded to the Precisionist 3000 Plus(trademark) in 1994.
The Company also completed its preclinical in vitro and in vivo
(animal) testing of its Photon(trademark) laser cataract solid-state laser cataract surgical system and submitted a
Section 510(k) Premarket Notification to the FDA for the Photon(trademark) laser cataract system in September 1993, with a follow-up
Investigational Device Exemption ("IDE") application submitted in
October 1994 to provide additional clinical data through human cases to support its earlier filing. The IDE was approved in May
1995. Phase I clinical trials were begun in April 1996 with surgeries completed in December 1996. Patient follow-up examinations as mandated by the FDA study were completed in July
1997, and the Company submitted its final report to the FDA thereafter. During the Phase I clinical trials the Company discovered that the Nd:YAG (Neodymium: Yttrium-Aluminum-Garnet) laser system may not effectively remove harder grade cataracts.
The Company is now requesting FDA approval to conduct expanded or Phase II clinical studies of the laser system in hopes of refining that system to remove a broader range of cataracts.
There is no assurance, however, that this limitation can be overcome.

      Precisionist 3000 Plus(trademark) System.  The Precisionist
3000 Plus(trademark) system (the "3000 Plus(trademark)") is the
Company's first cataract surgery system, having been developed in 1992 and enhanced in 1994. The system is compact, portable and simple to operate with a very low operating cost. The primary market for the 3000 Plus(trademark) is in foreign countries where phaco technology is emerging and price-points are relatively low.
The 3000 Plus(trademark) is also a good replacement or back-up system. The system features a simple analog presentation of the ultrasound phaco equipment, irrigation and aspiration fluidics using the Company's second generation SmartPump(trademark) technology to "sense" and avoid vacuum surges in the eye that can occur during high aspiration surgical techniques. The 3000 Plus is noted for its smooth and effective cataract cutting capability and its low cost reusable fluidics tubing set. The 3000 Plus(trademark) provides the basic standard features for phaco surgery including:
automated priming and tuning, error detection of ultrasound handpiece and tip functions, audible vacuum feedback tones, ultrasound energy metering, pneumatic high-speed anterior vitrectomy and bipolar electrosurgery (coagulation). The system can be ordered with a mobile cart including integrated irrigation support for a more permanent installation.

      Precisionist Thirty Thousand(trademark). The Precisionist Thirty Thousand(trademark) (the "Thirty Thousand(trademark)") is the Company's core phaco surgical technology and the base system for its Ocular Surgery Workstation. The Thirty Thousand(trademark) was placed into production and sale in 1997. As a phaco cataract surgery system, the Company believes the Thirty
Thousand(trademark) is equal or superior to the present competitive systems in the United States. The system features a graphic color display and unique proprietary on-board computer and graphic user interface linked to soft-keys for flexible programmable operation. The system provides real-time
"on-the-fly" adjustment capabilities for each surgical parameter during the surgical procedure for high-volume applications. In addition, the Thirty Thousand(trademark) provides one hundred pre-programmable surgery set-ups, with a second level of sub-programmed custom modes within each major surgical screen
(i.e., ultrasound phaco and irrigation/aspiration modes). The Thirty Thousand(trademark) features the Company's third generation SmartPump(trademark) technology which utilizes the micro-processing capabilities of the system to monitor all activities of the vacuum aspiration and irrigation system and to sense automatically a vacuum surge and adjust the internal vacuum level of the system to normalize the in-line fluidics and stabilize the eye during surgery without surgeon intervention.
In addition to the full complement of surgical modalities (e.g. irrigation, aspiration, bipolar coagulation, anterior vitrectomy), system automation includes "dimensional" audio feedback of vacuum levels and voice confirmation for major system functions, providing an intuitive environment in which the advanced phaco surgeon can concentrate on the surgical technique rather than the equipment. The Company is now under development of a Generation II version of its surgical fluidics system which it intends to offer as a feature enhancement.

      Photon(trademark) Workstation. The Ocular Surgery Workstation which comprises the base system for the Precisionist Thirty Thousand(trademark) is the first system known by the Company which uses the expansive capabilities of today's advanced computer technology to offer seamless open architecture expandability of the system hardware and software modules. The Workstation utilizes an embedded computer developed for the Company. The computer is controlled by a proprietary software system developed by the Company that interfaces with all components of the system: ultrasound, fluidics (irrigation), aspiration, venting, coagulation and anterior vitrectomy (pneumatic). Each component is controlled as a peripheral module within this fully integrated system. This approach allows for seamless expansion and refinement of the Workstation with the ability to add other hardware and software features. Expansion hardware such as the Company's Photon(trademark) laser system, when approved by the FDA, and hardware for additional surgical applications are easily implemented by means of a pre-existing expansion rack which resides in the base of the Workstation. These expanded capabilities could include, but would not be limited to: laser systems, video surgical fiber optic imaging, cutting and electrosurgery equipment. However, there is no guarantee that the Workstation will be accepted in the market place.

      Photon(trademark) Laser Cataract System. The Photon(trademark) laser cataract system, which is still subject to FDA approval, is designed to be installed as an upgrade or add-on to the Company's Ocular Surgery Workstation. The main elements of the laser system are the Nd:YAG laser module, Photon(trademark) laser software package and interchangeable disposable hand-held fiber optic laser probe. The Photon(trademark) laser utilizes the on-board microprocessor computer of the Workstation to generate short pulse laser energy developed through a patented hand-held fiber optic probe to targeted tissue inside the eye, while simultaneously irrigating the eye and aspirating the diseased cataract tissue from the eye. The probe is smaller in diameter than conventional ultrasound phaco tips and presents no damaging vibration or heat build-up in the eye. The Company's Phase I clinical trials demonstrated that this probe can easily reduce the size of the cataract incision from 3.0 mm to under 2.0 mm thereby reducing surgical trauma and complementing current foldable intraocular implant technology. The laser probe may also eliminate any possibility for burns around the incision and may therefore be used with cataract surgery techniques which utilize a more delicate clear cornea incision without suture. However, this system may not effectively remove harder grade cataracts. The Company intends to refine the laser delivery system and laser cataract surgical technique through expanded clinical study. As far as the Company can determine, no integrated single laser probe is presently available on the market that uses laser energy directly, contained in an enclosed probe, to plasmatize cataract tissue at a precise location inside the eye while simultaneously irrigating and aspirating the site.

      The Company's laser system is based upon the concept that pulsed laser energy produced with the micro-processor controlled Nd:YAG laser system provides ophthalmic surgeons with a more precise and less traumatic alternative in cataract surgery. Although conventional ultrasonic surgical systems have proven effective and reliable in clinical use for many years, their use of high frequency shock waves and vibration to fragment the cataract can make the procedure difficult and present risk of complication both during and after surgery. In contrast, the Company's laser system, which utilizes short centralized energy bursts, should permit the delivery of the laser beam with less trauma to adjacent tissue. Therefore, unlike ultrasonic systems, whose vibrations and shock waves affect (and can damage) non-cataractous tissues within the eye, the Company's Photon(trademark) laser cataract system should only affect tissues it comes into direct contact with.

      Blood Flow Analyzer(trademark) (Paradigm BFA(trademark)). This is the Company's first ophthalmic diagnostic device. The device is manufactured by OBF. Labs and will be marketed by the Company pursuant to a license agreement. The device is designed to detect glaucoma at an earlier stage than is presently possible. The device utilizes a proprietary patented pneumatic probe which is placed on the cornea of an eye to measure the intraocular pressure within the eye. The device is unique in that it reads a series of intraocular pressure pulses over a short period of time (approximately five seconds) and generates a waveform profile which can be correlated to blood flow volume within the eye. The pressure derived blood flow volume is calculated by a proprietary software algorithm developed by one of the Company's directors, David M. Silver, Ph.D. The device presents a numerical intraocular pressure (IOP) reading and blood flow analysis (BFA) rating in a concise printout which can be affixed to the patient history file. In addition, the data generated by the device can be downloaded to most personal computer systems for advanced database patient information development and management. The blood flow analyzer utilizes a single-use disposable cover for its corneal probe which is shipped in sterile packages to customers. This probe tip cover provides accurate readings and acts as a prophylactic barrier for the patient. OBF Labs has been issued a patent in the European economic community and has a patent pending in the United States and Japan. The FDA has cleared the analyzer for marketing in the United States and the Company commenced selling this device in September 1997. This diagnostic product will permit the Company to immediately expand its market to approximately 35,000 optometric practitioners in the United States in addition to the approximately 18,000 ophthalmic practitioners who currently perform eye surgeries and are candidates for the Company's surgical systems.

      Accessory Instruments and Disposables. In addition to the cataract surgery equipment, the Company is aggressively pursuing development and product introductions for a range of cataract surgery instruments and accessories that will be sold with its surgical systems and to fit other competitive systems. In January 1998, the Company received FDA 510(k) clearance for a line of proprietary titanium ultrasonic phaco needles it manufactures in its Salt Lake City facility. The needles will be released for sale in May 1998 in sterile packs. In February 1998, the Company completed engineering on a proprietary line of irrigation/aspiration probes and tips of which FDA 510(k) clearance was requested in March 1998 and is anticipated in May 1998 with product release targeted for July 1998. These products, and additional instruments, were previously sourced from third-party vendors. The Company believes that by developing its own instruments and accessories it can improve product performance, introduce innovative differentiation and improve sales margins. All of the Company's surgical and diagnostic systems utilize or will utilize accessory instruments and disposables, some of which are proprietary to the Company. These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, laser cataract probes, glaucoma fiber optic probes and a prophylactic transducer sleeve required for the blood flow analyzer probe. The Company intends to expand its disposable accessories as it further penetrates the cataract surgery market and expands the treatment applications for its Workstation.

Marketing and Sales

      Ophthalmologists are mainly office-based and perform their surgeries in local hospitals or surgical centers that provide the necessary surgical equipment and supplies. Ophthalmologists are generally involved in decisions relating to the purchase of equipment and accessories for their independent ambulatory surgical centers and for the hospitals with which they are affiliated. This provides the opportunity for direct, targeted, personal selling, responsive high quality customer service and short buying cycles to achieve a product sale in the office or hospital. Hospitals also comprise a significant market as recent demand for ultrasonic surgery technology has put pressure on the ophthalmologist, who in turn persuades the hospital to install the latest technology system so that they can offer this procedure to their patients and the community.

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

      Current Market Acceptance and Potential. As of March 31, 1998, the Company had distributed over 60 Precisionist 3000 and 3000 Plus(trademark) phaco systems since the introduction of the systems, nine of the new Precisionist Thirty Thousand(trademark) Workstations and six Photon(trademark) Laser Phaco(trademark) Workstations. The principal purchasers have been ophthalmologists and clinics in many countries throughout the world. The Company believes that the market for its products is being driven by: (i) the aging of the population, which is evidenced by the domestic and international cataract surgery volume growth trend over the past ten years, (ii) the entry by emerging countries (including China, Russia, and other countries in Asia, Eastern Europe and Africa) into advanced technology medical care for their populations, (iii) increased awareness worldwide of the benefits of the minimally invasive phaco cataract procedure and (iv) the introduction of technology improvements such as the Company's laser system.

      Marketing Organization. The Company markets its products internationally through a network of dealers and domestically through a direct sales representative and manufacturer's representatives. As of March 31, 1998, the Company had six direct domestic sales representatives and one manufacturer's representatives in the United States and 21 foreign dealers. All of these sales representatives are assigned exclusive territories and have entered into contracts with the Company that contain performance quotas. The Company also plans to continue to market its products by identifying customers through internal market research and trade shows. The Company also utilizes a Clinical Advisory Board comprised of leading ophthalmic surgeons in the United States and Europe who speak at conventions, train ophthalmologists and visit foreign doctors and dealers to promote the Company's products.

      The Company when marketing its surgical Workstation will emphasize the expandable features of the Workstation. The Company's marketing approach will be to focus on the upgradeability of the Workstation and to develop the image of the Workstation as the most versatile, upgradeable and cost effective surgical equipment available. The Company will continue to focus its sales efforts towards ophthalmic hospital and surgical center facilities specializing in cataract surgery. However, as systems are installed, the Company will expand its focus to provide additional ophthalmic and non-ophthalmic surgical applications as part of its Workstation. Additional surgical applications will expand the market for the Workstation as well as associated sales of disposable surgical products.

      The Company disseminated the innovative capabilities of its products through advertisement and printed materials at the Company's annual exhibition at the annual meeting of the American Academy of Ophthalmology in San Francisco, California in October 1997. The theme of the Company's advertisement for its Ocular Surgery Workstation was "The Future of Phaco is the Future of Ophthalmic Surgery." The Company will expand upon the concept of the "Workstation" with additional advanced laser and surgical capabilities. The Company has also launched a campaign for the Blood Flow Analyzer. The product was introduced to the ophthalmic marketplace at the American Academy of Ophthalmology meeting in October 1997 and to the Optometric marketplace at the California Optometric Association and Vision Expo Easy New York meetings. The theme of the Company's advertisement for its Blood Flow Analyzer was "Don't Miss Half of Your Glaucoma Patients...
A Fast, Clinically Proven Test For Ocular Blood Flow"  See
"Business--Products."

      Product advertising is focused in the three industry trade newspapers, Ocular Surgery News, Ophthalmology Times and the American Optometric Association News. Most of the ophthalmologists or optometrists in the United States receive one or more of these magazines through professional subscription programs. The media has shown strong interest in the Company's technology and products, as evidenced by several recent front page articles in these publications.

      Manufacturing and Raw Materials. Currently, the Company has a small manufacturing and warehousing facility. All components and the finished surgical systems are manufactured under subcontracting arrangements. All subcontractors are located within the United States. None of these companies manufactures products that compete with the Company's products. All component and systems manufacturing is performed under a system of quality control and testing. As a condition to such contracting, each subcontractor's manufacturing facilities and personnel must comply with the Good Manufacturing Practices (GMP) guidelines established by the FDA, as well as similar guidelines established by foreign governments.

      The Company subcontracts the manufacturing of some of its ancillary instruments, accessories and consumables through specified vendors in the United States. These products are contracted in quantities and at costs consistent with the Company's financial capabilities and pricing needs.

      The Company currently subcontracts the manufacture of its Workstation and Precisionist Thirty Thousand to one of its stockholders, Zevex International, Inc. ("Zevex"), which is located in Salt Lake City, Utah. See "Item 12. Certain
Relationships and Related Transactions."

      The laser cavity, optical train and power source for the Photon(trademark) laser cataract system are supplied by Sunrise Technologies, Inc. in Fremont, California ("Sunrise"). The Company is in the process of establishing an internal laser cataract probe manufacturing facility and plans to have all probe production take place in Salt Lake City. The remaining operating elements of the Photon(trademark) laser cataract system, the computer controller, fluidics and ancillary surgical modalities, are developed through Zevex. Although substantial reliance is currently placed with Zevex and Sunrise, the Company believes it would be able to find alternative manufacturers for its products currently manufactured by these two sources. The Company also believes that there are multiple sources of raw materials that are used or could be used in its products. See "Item 12. Certain Relationships and Related Transactions".

      The Blood Flow Analyzer(trademark) is manufactured by OBF Labs. The analyzer may be repackaged by the Company using a module cover designed by the Company and may also be marketed under the Company's trade name and mark regardless of whether it is repackaged. The Company's License and Manufacturing Agreement with OBF Labs continues through December 31, 2000 and is automatically renewable for successive one year additional terms, unless either party gives written notice to the other party at least 90 days prior to the expiration of the term. Service for the Company's products is overseen from its Salt Lake City, Utah headquarters and is augmented by its international dealer network, which dealers also provide technical service and repair. Installation, on-site training and a 12 to 18 month warranty are included as the standard terms of sale. The Company provides distributors with replacement parts at no charge during the warranty period. To date, the Company has incurred minimal expenses under this warranty program. International distributors are responsible for installation, repair and other customer service to installed systems in their territory. All system parts are modular sub-components that are easily removed and replaced. The Company maintains an adequate parts inventory and provides 24 hour replacement parts shipment to its dealers.
After the warranty period expires, the Company offers one year service contracts to its domestic customers and will continue to sell parts to international dealers who in turn create their own service plans with their customers. As of March 31, 1998, the Company has not sold any one year service contracts.

      Third-Party Reimbursement. It is expected that the Company's laser systems and diagnostic system will generally be purchased by ophthalmologists and hospitals as well as optometrists who will then bill various third-party payors for the health care services provided to their patients. These payors include Medicare, Medicaid and private insurers. Government agencies generally reimburse at a fixed rate based on the procedure performed. Some of the potential procedures for which the Photon(trademark) laser cataract systems may be used, may be determined to be elective in nature, and third-party reimbursement may not be available for such procedures, even if approved by the FDA. In addition, third-party payors may deny reimbursement if they determine that the procedure was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. There can be no assurance that reimbursement from third-party payors will be available, or if available, that reimbursement will not be limited, thereby having a material adverse effect on the Company's ability to develop new products on a profitable basis, its operating results and financial condition.

Research and Development

      The Company's primary market is the cataract surgery market as well as the related retinal clinical diagnostic market. However, the Company believes that its laser systems may potentially have broader ophthalmic applications. Consequently, the Company believes that a strong research and development capability is important for the Company's future. The Company has enlisted several recognized and respected consultants and other technical personnel to act in technical and medical advisory capacities. Several of these consultants serve on the Company's Clinical Advisory Board to provide expert and technical support for current and proposed products, programs and services of the Company. In addition, the Company is conducting an extensive research program in conjunction with the Dixon Medical Laser Lab at the University of Utah. The research is aimed at improving the laser system performance for cataract surgery and exploring additional surgical applications.

      The Company believes its research and development capabilities provide it with the ability to respond to regulatory developments that may, from time to time, require the Company to deal effectively with U.S. and foreign government entities that oversee the Company's products. The Company intends to continue investing in research and development and to strengthen its ability to enhance existing products and develop new products. The Company spent $288,854 on research development in fiscal year ended September 30, 1996, $480,584 in the three months ended December 31, 1996 and $540,148 in fiscal year ended December 31, 1997.

Competition

      General. The Company is subject to competition in the cataract and the glaucoma surgery markets, and the glaucoma diagnostic market from two principal sources: (i) manufacturers of competing ultrasound systems used when performing cataract treatments and (ii) developers of technologies for ophthalmic diagnostic and surgical used from treatment. The surgical equipment industry is dominated by a few large companies that are well established in the marketplace, have experienced management, are well financed and have well recognized trade names and product lines. The Company believes that the combined sales of five entities account for over 90% of the ophthalmic surgery market. The remaining market is fragmented among emerging smaller companies, some of which are foreign. The ophthalmic diagnostic market has a similar composition.

      Most major competitors either entered or expanded into the cataract or glaucoma markets through the acquisition of smaller, entrepreneurial high-technology manufacturing companies. Therefore, because existing competitors or other entities desiring to enter the market could conceivably acquire current entrepreneurial enterprises with small market activity, any and all competitors must be considered to be formidable.

      The Cataract Surgical System Industry. Presently, products currently in use are offered by the major manufacturers utilizing
ultrasonic technology.   Those systems rely on accessories
including single-use cassette packs and other ancillary surgical disposables such as saline solution, sutures and intraocular lenses for their profits. The cassette packs are required for fluid and tissue collection during the surgical procedure. The cassette packs are generally unique and proprietary to their respective systems and represent a barrier to entry for third-party, lower-cost after-market suppliers. While there is growing market resistance in the United States and internationally to single-use cassettes, the Company anticipates that manufacturers of ultrasound equipment will continue to develop and enhance their present ultrasound products in order to protect their investments in system and cassette technology and to protect their profits from sales of these cassettes and accessories. The Company's Precisionist Thirty Thousand(trademark) ultrasonic phaco system has the ability to use either reusable or single-use disposable components. The Photon(trademark) laser cataract system will utilize probes and cassette packs designed for single-use and semi-disposable instruments priced at a level consistent with the demands of health care cost containment. This will allow the health care providers a substantial measure of cost containment, while providing the Company with the quality control and income capability of cassette sales.

      The typical list price of a competitive advanced ultrasonic system ranges from approximately $60,000 to $100,000. Lower cost models generally have a list price ranging from approximately
$30,000 to $60,000.  The list price for the Company's
Precisionist 3000 Plus(trademark) System, which is comparable to advanced ultrasonic systems, is $45,500. The list price for the Precisionist Thirty Thousand(trademark) ocular surgery system is $89,900. The Company's Photon(trademark) Laser Phaco(trademark) will be sold at a price of approximately $119,000. The international market, with significantly lower medical budgets, has not been able to justify the expense of using disposable components.
Budgetary constraints have limited current manufacturers from gaining a significant share of the international ultrasound equipment market, and has provided a niche for the emerging smaller companies discussed above.

      Ultrasound Equipment Manufacturers. As a relatively recent entrant into the cataract surgical equipment market with a newer equipment line, the Company is establishing itself and, as yet, does not hold a significant share of the market. The Company currently recognizes Bausch & Lombe, Alcon Laboratories, and Allergan Medical Optics as its primary competitors in the ultrasound phaco cataract equipment market.

      Laser Equipment Manufacturers. To the Company's knowledge, there are several other companies attempting to develop laser equipment for cataract surgery. Based on the information currently available to the Company, these competitive laser companies appear to offer a less viable means of treating
cataracts using laser technology.   The Company believes that
there is presently no directly competing Nd:YAG laser-assisted cataract surgical system available in the market. The Company also believes that its product is sufficiently distinctive and, if properly marketed, can capture a significant share of the cataract surgical device market. However, there are substantial risks in undertaking a new venture in an established and already highly competitive industry. In the short-term, the Company is seeking to exploit these opportunities. Depending upon further developments, the Company may ultimately exploit those opportunities through a merger with a stronger entity already established or one that desires to enter the medical industry.

      The Company believes that its ability to compete successfully will depend on its capability to create and maintain advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other proprietary protection for its products and technologies, obtain required regulatory approvals and manufacture, assemble and successfully market products either alone or through third parties.

      The Retinal Diagnostic Market. The Glaucoma Research Foundation suggests that with the aging of the so-called baby boom generation, there will be an increase of macular degeneration and glaucoma in the United States, the leading causes of adult blindness worldwide. The damage caused by these diseases is irreversible. The preconditions for the onset of macular degeneration or glaucoma are low ocular blood flow and high intraocular pressure. Diagnostic screening is important for individuals susceptible to these diseases. People in high risk categories include: African Americans over 40 years of age, all persons over 60 years of age, persons with a family history of glaucoma or diabetes, and the very near sighted. The Glaucoma Research Foundation recommends that these high risk individuals be tested once every two years for glaucoma. According to the U.S. Census Bureau, in 1995 there were over 30 million adults 65 years of age and older and 8 million African Americans 45 years of age and older. The Glaucoma Research Foundation reports that glaucoma currently accounts for more than 7 million visits to physicians annually.

      The Company is subject to intense competition in the ophthalmic diagnostic market from well-financed, established companies with recognizable trade names and product lines and new and developing technologies. The industry is dominated by several large entities which the Company believes account for the majority of diagnostic equipment sales. The Company expects to derive revenues initially from the sale of its blood flow analyzer and later through the sale of disposable accessories for that device. The device is designed to detect glaucoma in an earlier stage than is presently possible. In addition, the device performs tonometry and blood flow analysis. The Company anticipates that the blood flow analyzer will have a list price ranging from approximately $13,500 and $20,000. Other ophthalmic diagnostic devices which do not detect glaucoma in the early stages of the disease as does the Company's analyzer retail at comparable prices. The Company thus believes that it can compete in the diagnostic market place based upon the lower price and improved diagnostic functions of the analyzer.

      The Glaucoma Surgery Market. The glaucoma surgery market is similar in composition to the retinal diagnostic market. The market is dominated by several large companies. Because there are existing glaucoma and laser surgery products in the market, the Company hopes to be able to enter the market relatively quickly through FDA Section 510(k) clearance of its new systems and products. The Company believes that it can compete in this established marketplace since it will be offering its glaucoma surgery system as an add-on to its Workstation. The Company believes that its Workstation will give the Company a competitive advantage to gain a position in the marketplace.

Intellectual Property Protection

      The Company's cataract surgical products are proprietary in design, engineering and performance. The Company's ultrasonic products have not been patented to date because the primary technology for ultrasonic tissue fragmentation, as available to all competitors in the market, is mainly in the public domain.

      The Photon(trademark) laser cataract system is protected under a United States patent issued in 1987 to Daniel M. Eichenbaum, M.D. and subsequently assigned by Photomed International, Inc. ("Photomed") and a Japanese patent issued in 1997 to the Company for the utility and methods of laser ablation, aspiration and irrigation of tissue through a hand-held probe of a unique design. The Company secured the exclusive worldwide right to this patent shortly after its issue, and to the international patents pending, from Photomed by means of a license agreement (the "License Agreement"). The License Agreement was amended on December 5, 1997 to allow Photomed the right to conduct research, development and marketing utilizing the patent in certain medical sub-specialties other than ophthalmology for which the Company would receive royalty payments equal to 1% of the proceeds from the net sales of products utilizing the patent. See "Management" and "Certain Relationships and Related Transactions."

      OBF Labs, the manufacturer of the Blood Flow
Analyzer(trademark) that the Company markets in the United States under a non-exclusive license agreement, has been granted a patent in the European Economic Community and has patents pending in the United States and Japan.

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

Regulation

      The Company's surgical and diagnostic systems are regulated as medical devices by the FDA under the FDC Act. As such, these devices require Premarket clearance or approval by the FDA prior to their marketing and sale. Such clearance or approval is premised on the production of evidence sufficient for the Company to show reasonable assurance of safety and effectiveness regarding its products. Pursuant to the FDC Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States and the export of medical devices from the United States. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial of Premarket clearance or approval for devices, recommendations by the FDA that the Company not be allowed to enter into government contracts, and criminal prosecution.

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

      There are two principal methods by which FDA approval may be obtained. One method is to seek FDA approval through a Premarket notification filing under Section 510(k) of the FDC
Act. If a manufacturer or distributor of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-1976 Class III medical device for which the FDA has not called for a premarketing approval ("PMA"), the manufacturer or distributor may seek FDA Section 510(k) Premarket clearance for the device by filing a Section 510(k) Premarket notification.
The Section 510(k) notification and the claim of substantial equivalence will likely have to be supported by various types of data and materials, possibly including clinical testing results, obtained under an Investigational Device Exemption ("IDE") granted by the FDA. The manufacturer or distributor may not place the device into interstate commerce until an order is issued by the FDA granting Premarket clearance for the device.
There can be no assurance that the Company will obtain Section
510(k) Premarket clearance for any of the future devices for which the Company seeks such clearance including the Photon(trademark) Laser.

      The FDA may determine that the device is "substantially equivalent" to another legally marketed Class I, Class II or pre-1976 Class III device for which the FDA has not called for a PMA, and allow the proposed device to be marketed in the United States. The FDA may determine, however, that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. A "not substantially equivalent" determination or a request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on the Company's business, operating results and financial condition.

      The alternate method to seek approval is to obtain Premarket approval from the FDA. If a manufacturer or distributor of a medical device cannot establish that a proposed device is substantially equivalent to another legally marketed device, whether or not the FDA has made a determination in response to a Section 510(k) notification, the manufacturer or distributor will have to seek Premarket approval for the proposed device. A PMA application would have to be submitted and be supported by extensive data, including preclinical and clinical trial data to prove the safety and efficacy of the device. If human clinical trials of a proposed device are required and the device presents a "significant risk," the manufacturer or the distributor of the device will have to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites, and the approval letter could include the number of patients approved by the FDA. An IDE clinical trial can be divided into several parts or Phases. Sometimes, a company will conduct a feasibility study to confirm that a device functions according to its design and operating parameters. This is usual clinical trial site. If the Phase I results are promising, the applicant may, with the FDA's permission, expand the number of clinical trial sites and the number of patients to be treated to assure reasonable stability of clinical results. Phase II studies are performed to confirm predictability of results and the absence of adverse reactions. The applicant may, upon receipt of the FDA's authorization, subsequently expand the study to a third phase with a larger number of clinical trial sites and a greater number of patients. This involves longer patient follow-up times and the collection of more patient data. Product claims, labeling and core data for the PMA are derived primarily from this portion of the clinical trial. The applicant may also, upon receipt of the FDA's permission, consolidate one or more of such portions of the study. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. Although both approval methods may require clinical testing of the device in question under an approved IDE, the Premarket approval procedure is more complex and time consuming.

      Upon receipt of the PMA application, the FDA makes a threshold determination whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA has by regulation 90 days to review it; however, the review time is often extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP requirements prior to approval of a PMA. While the FDA has responded to PMA applications within the allotted time period, PMA reviews generally take approximately 12 to 18 months or more from the date of filing to approval. The PMA process is lengthy and expensive, and there can be no assurance that such approval will be obtained for any of the Company's products determined to be subject to such requirements. A number of devices for which PMA approval has been sought by other companies have never been approved for marketing.

      Any products manufactured or distributed by the Company pursuant to a premarket clearance notification or PMA are or will be subject to pervasive and continuing regulation by the FDA.
The FDC Act also requires that the Company's products be manufactured in registered establishments and in accordance with GMP regulations. Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of medical devices is also subject to regulation in certain instances. In addition, the use of the Company's products may be regulated by various state agencies.

      All lasers manufactured for the Company are subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users pursuant to specific performance standards, and to comply with labeling and certification requirements. Various warning labels must be affixed to the laser, depending on the class of the product, as established by the performance standards.

      Although the Company believes that it and its manufacturers currently comply and will continue to comply with all applicable regulations regarding the manufacture and sale of medical devices, such regulations are always subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in review guidelines, regulations or administrative interpretations by the FDA or other regulatory bodies, with possible retroactive effect, will not materially adversely affect the Company. In addition to the foregoing, the Company is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of potentially hazardous substance. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon the Company's ability to conduct business.

      The Company and the manufacturers of the Company's products may be inspected on a routine basis by both the FDA and individual states for compliance with current GMP regulations and other requirements.

      Congress has considered several comprehensive federal health care programs designed to broaden coverage and reduce the costs of existing government and private insurance programs. These programs have been the subject of criticism within Congress and the health care industry, and many alternative programs and features of programs have been proposed and discussed.
Therefore, the Company cannot predict the content of any federal health care program, if any is passed by Congress, or its effect on Company and its business. Some measures that have been suggested as possible elements of a new program, such as government price ceilings on nonreimbursable procedures and spending limitations on hospitals and other healthcare providers for new equipment, could have an adverse effect on the Company's business, operating results or financial condition. Uncertainty concerning the features of any health care program considered by the Congress, its adoption by the Congress and the effect of the program on the Company's business could result in volatility of the market price of the Company's Common Stock.

      Furthermore, the introduction of the Company's products in foreign countries may require the Company to obtain foreign regulatory clearances. The Company believes that only a limited number of foreign countries have extensive regulatory requirements, including France, Germany, Korea and Japan. The time involved for regulatory approval in foreign countries varies and can take a number of years. During the period in which the Company will be attempting to obtain the necessary regulatory approvals in order to market its products on a limited basis in certain European, Latin American and Asian countries where its products satisfy applicable regulatory standards. There is no assurance that the Company's products will be approved by the FDA or other governmental agencies for intended applications in the United States and targeted foreign markets, nor is there any assurance that the FDA will approve the export of the Company's products, which approval is required on a country-by-country basis for applications not yet approved in the United States.

      A number of European and other economically advanced countries, including Italy, Norway, Spain and Sweden, have not developed regulatory agencies for intensive supervision of such devices. Instead, they generally have been willing to accept the approval of the FDA. Therefore, a PMA, Section 510(k) or approved IDE from the FDA is tantamount to approval in those countries. These countries and most developing countries have simply deferred direct discretion to licensed practicing surgeons to determine the nature of devices that they will use in medical procedures. The Company's two ultrasound systems, the Photon(trademark) laser cataract system the Company is developing and the ocular blood flow analyzer are all devices which require FDA approval.
Therefore, a significant aspect of the acceptance of the devices in the market is the effectiveness of the Company in obtaining the necessary approvals. Having an approved IDE allows the Company to export a product to qualified investigational sites.

Regulatory Status of Products

      The Precisionist 3000 Plus(trademark) and the Precisionist
Thirty Thousand(trademark) Systems. Pursuant to Section 510(k) of the FDC Act, the FDA granted market clearance for the commercialization of the Precisionist 3000 Plus(trademark) system in 1990 and the Precisionist Thirty Thousand(trademark) system in 1995, thereby allowing the Company to sell these devices in the United States for their intended use as cataract surgical systems. That clearance, in turn, has allowed for similar approvals in several foreign countries, allowing sales to be undertaken in all of those countries. Because no approvals are required in many developing countries, including several countries in the Middle
East and Latin America, those areas are potentially viable markets.

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

      The Photon(trademark) Laser Cataract System. The Company acquired permission from the FDA to manufacture the device and approval to export it to qualified investigator sites outside the United
States under an open IDE granted by the FDA in May 1995.
Although the Photon(trademark) laser cataract system is uniquely configured in an original and proprietary manner, the laser system, a Nd:YAG laser, is not proprietary to the device or the Company and is widely used in the medical industry and other industries as well. Of particular significance is the fact that this particular component has received previous market clearance from the FDA for other ophthalmic and medical applications. Also of significance is the Company's belief that the surgical treatment method used with the Photon(trademark) laser cataract is similar to the current ultrasound cataract treatment employed by ophthalmologists. The Company thus believes that it can obtain
Section 510(k) clearance for the Photon(trademark) laser cataract system sometime in 1998.

      The Company submitted its Premarket Notification under
Section 510(k) of the FDC Act for the Photon(trademark) laser cataract system in September 1993. The FDA requested clinical support data for claims made in the Section 510(k) Premarket
Notification, and in October 1994 the Company submitted an IDE application to provide for a "modest clinical study" in order to collect the data required by the FDA for clearance of the Photon(trademark) laser cataract system. The FDA granted this IDE in May 1995.
The Company began human clinical trials in April 1996 and completed the clinical surgeries in December 1996. Through the clinical trials the Company discovered that the Photon(trademark) laser cataract system may not effectively remove harder grade cataracts. The Company thus plans to request FDA approval to conduct experimental or Phase II clinical studies in hopes of refining the laser system to remove such cataracts. There is no guarantee, however, that the Company will be successful in improving the laser system to remove harder grade cataracts.

      Blood Flow Analyzer(trademark) (Paradigm BFA(trademark)). The FDA granted market clearance pursuant to Section 510(k) of the FDC
Act, for the commercial sale of the Paradigm Blood Flow Analyzer in June 1997 for the intended use and claims of applanation tonometry and blood flow analysis. The clearance allows immediate marketing in the United States for this new product and allows the Company to expand its product base into the ophthalmic office and optometric office with a diagnostic system.

Employees

      As of March 31, 1998, the Company had 19 full-time employees. This number does not include the Company's manufacturer's representatives who are independent contractors rather than employees of the Company. The Company also utilizes several consultants and advisors. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. None of the Company's employees is a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.

Item 2. Description of Property

      The Company's executive offices are currently located at 1127 West 2320 South, Suite A, Salt Lake City, Utah. This facility consists of approximately 4,397 square feet of leased office space under a three year lease that will expire on December 31, 2000 with an additional three year renewal option. The facility is leased from Eden Roc, a California partnership, at a base monthly rate of $3,315 plus a monthly common maintenance area fee. The base monthly rent increases to $3,415 and $3,518 for the second and third years of the lease, respectively. Pursuant to the lease, the Company pays all real estate and personal property taxes and the insurance costs on the premises. The Company believes that this facility is adequate and satisfies its needs for the foreseeable future.

Item 3. Legal Proceedings

      The Company is not a party to any legal proceedings and is not aware of any threatened legal proceedings which may be brought against it.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

               PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The authorized capital stock of the Company consists of 20,000,000 shares of Common Stock, $.001 par value per share, and 5,000,000 shares of Preferred Stock, $.001 par value per share. The Company has created three classes of Preferred Stock, designated as Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

      The Company's Common Stock, Class A Warrants trade on the Nasdaq SmallCap Market under the respective symbols of "PMED", and "PMEDW". Prior to July 22, 1996, there was no public market
for the Common Stock.   The following are the high and low sales
prices for the Common Stock as reported by Nasdaq.


  Period (Calendar Year)                     Price Range
  ----------------------                     -----------
                                           High        Low
                                           ----        ---
   1996
      Third Quarter (since
       July 22, 1996) . . . . . . . . . . . .  6       2
      Fourth Quarter . . . . . . . . . . . .  5-5/8    2-7/8

   1997
      First Quarter  . . . . . . . . . . . .  6-3/8    3
      Second Quarter . . . . . . . . . . . .  5-3/4    3
      Third Quarter. . . . . . . . . . . . .    6      1-9/16
      Fourth Quarter . . . . . . . . . . . .  4-5/8    2-7/16

   1998
      First Quarter. . . . . . . . . . . . . 4-11/16   2-7/8


      The Company's Series A Preferred Stock, Series B Preferred
Stock and Series C Preferred Stock are not publicly traded.

      The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company must pay cash dividends to holders of its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock before it can pay any cash dividend to holders of its Common Stock. Dividends paid in cash pursuant to outstanding shares of the Company's Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are only payable from surplus earnings of the Company and are non-cumulative and therefore, no deficiencies in dividend payments from one year will be carried forward to the next. The Company currently intends to retain future earnings, if any, to fund the development and growth of the Company's proposed business and operations. Any payment of cash dividends in the future on the Common Stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under any debt obligations, as well as other factors that the Company's Board of Directors deem relevant. The Company issued 6,764 shares of its Series A Preferred Stock and 6,017 shares of its Series B Preferred Stock on January 8, 1996 as a stock dividend to Series A and Series B shareholders of record as of December 31, 1994.

      As of March 31, 1998, there were 3,798,939 record holders of Common Stock, 50,122 record holders of Series A Preferred
Stock, 45,381 record holders of Series B Preferred Stock, and
29,980 record holders of Series C Preferred Stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

General

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations, which should be read in conjunction with the Financial Statements (including the notes thereto), contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed in this section. The Company has changed its fiscal year to the period from January 1 to and including December 31.

      The Company is engaged in the development, manufacture and sale of ophthalmic surgical devices designed to perform minimally invasive cataract removal surgery. Paradigm's activities for the fiscal year ended December 31, 1997 include international and domestic sales of the Precisionist 3000 Plus(trademark) Phaco system, research and developments of the Precisionist Thirty Thousand(trademark) and the Photon(trademark) laser cataract system, and primary research for other new products and businesses.

Results of Operations

      Fiscal year Ended December 31, 1997 Compared to Fiscal Year
Ended September 30, 1996.

      Sales increased by $211,928, or 84%, to $464,062 for the twelve months ended December 31, 1997 from $252,134 for the twelve months ended September 30, 1996. Sales of product in the surgical equipment market are contingent upon customer evaluation. Based on the evaluation of the products shipped in the Company's initial new product launch in 1997, five units were returned and certain software and hardware revisions were identified and corrected. The increase in sales in 1997 was a result of the Company launching the Photon Ocular Surgery System(trademark) and the Precisionist Thirty Thousand(trademark), the latest generation of Paradigm products on March 31, 1997.

      Cost of sales increased $91,706, or 51%, to $271,716 for the twelve months ended December 31, 1997 from $180,010 for the twelve months ended September 30, 1996, as a result of the increased sales. The gross margin for the twelve months ended December 31, 1997 of 28.2% was slightly lower than the gross margin for the twelve months ended September 30, 1996 of 28.6%, primarily as a result of the amortization of capitalized engineering and design charges of $61,440 in 1997 which reduced the gross margin from 41.4% to 28.2%.

      Marketing and selling expenses increased by $374,813, or 173%, to $590,941 for the twelve months ended December 31, 1997 from $216,128 for the fiscal year ended September 30, 1996. The increase was a result of the Company adding two additional sales representatives and increasing promotional activity in anticipation of launching the Photon Ocular Surgery System(trademark) and the Precisionist Thirty Thousand during the first quarter of 1997, and the resulting service expenses associated with installing identified software and hardware revisions.

      General and administrative expenses increased by $979,047, or 119%, to $1,802,238 for the twelve months ended December 31, 1997 from $823,191 for the twelve months ended September 30, 1996. This was the result of an increase in personnel and costs associated with pre-production and new product launch activities.

      Research and development expenses increased by $251,294, or 87%, to $540,148 for the twelve months ended December 31, 1997 from $288,854 for the twelve months ended September 30, 1996. This was the result of hiring four additional employees and costs associated with developing new products for the Company.

      Three months Ended December 31, 1996 Compared to Three months Ended December 31, 1995.

      Sales decreased by $29,754, or 45%, to $35,651 for the three months ended December 31, 1996 from $65,405 for the comparable period in 1995. This decrease was a result of decreased sales of the Precisionist Phaco System resulting from the Company focusing its limited resources on the development of the Photon Ocular Surgery System(trademark) and the Precisionist ThirtyThousand(trademark), the next generation of Paradigm products scheduled for launch in March, 1997. Cost of sales decreased $2(trademark)25, or 53%, to $21,061 for the three months ended December 31, 1996 from $45,286 for the comparable period in 1995, as a result of the decreased sales. The gross margin for the three months ended December 31, 1996 of 41% is up from the gross margin for the comparable period in 1995 of 31% because sales in 1995 included more parts and accessories which have a lower gross margin.

      Marketing and selling expenses increased by $76,132, or 82%, to $168,880 for the three months ended December 31, 1996 from $92,748 for the comparable period in 1995. The increase was a result of the Company adding two additional sales representatives and increasing promotional activities in anticipation of launching the Photon Ocular Surgery System(trademark) and the Precisionist ThirtyThousand(trademark).

      General and administrative expenses increased by $425,041, or 251%, to $594,520 for the three months ended December 31, 1996 from $169,479 for the comparable period in 1995. This was the result of an increase in personnel and costs associated with pre-production activities.

      Research and development expenses increased by $429,920, or 848%, to $480,584 for the three months ended December 31, 1996 from $50,664 for the comparable period in 1995. This was the result of hiring four additional employees and costs associated with developing new products.

      Fiscal Year Ended September 30, 1996 Compared to Fiscal
Year Ended September 30, 1995.

      Sales decreased by $255,450, or 50%, to $252,134 in fiscal year ended September 30, 1996 from $507,584 for the comparable period in 1995. This decrease was a result of a reduction in the sales of the Precisionist Phaco System resulting from the Company focusing its limited financial resources on the public offering. Cost of sales decreased $86,338, or 32%, to $180,010 in fiscal year ended September 30, 1996 from $266,348 for the comparable period in 1995, as a result of the reduced sales. The gross margin in fiscal 1996 of 29% is down from the gross margin for the comparable period in 1995 of 48% because sales in 1996 included more parts and accessories which have a lower gross margin.

      Marketing and selling expenses decreased by $212,137, or 50%, to $216,128 in fiscal year ended September 30, 1996 from $428,265 for the comparable period in 1995. The decrease was a result of the Company focusing its limited financial resources on the public offering. The Company expects to increase its marketing and selling activities now that the public offering has been completed.

      General and administrative expenses increased by $415,388, or 102%, to $823,191 in fiscal year ended September 30, 1996 from $407,803 for the comparable period in 1995. This increase was the result of the increased administrative costs related to preparation for the public offering of the Company's Common Stock. The Company expects to increase its staff significantly to support the activities associated with the introduction of the Photon(trademark) laser cataract system.

      Research and development expenses increased by $52,811, or 22%, to $288,854 in fiscal year ended September 30, 1996 from $236,043 for the comparable period in 1995. The Company expects the amount spent on research and development for the Photon(trademark) laser cataract system and other new products to increase in fiscal 1997.

      In fiscal year ended September 30, 1996, the Company incurred $179,000 of expenses in connection with obtaining the relinquishment of certain anti-dilution rights. See "Item 12.
Certain Relationships and Related Transactions."

Upgrades

      To garner sales, the Company offers the ultrasonic
Precisionist(trademark) system with an unconditional arrangement under which the customer may trade in their Precisionist(trademark) system to upgrade to a Precisionist
Thirty Thousand(trademark) Ocular Surgery System(trademar(. Under this arrangement, the customer receives full credit for the trade in purchase price of the Precisionist(trademark) system against the price of the new Precisionist Thirty Thousand(trademark) Ocular
Surgery System(trademark). As of December 31, 1997, the Company has distributed approximately 51 Precisionist(trademark) systems under this provision. The gross margin on these original sales was approximately $295,000 or 32%. If all of these customers were to exercise their upgrade privilege, the Company would exchange the Precisionist(trademark) system for the Company's new
Precisionist Thirty Thousand(trademark) Ocular Surgery
System(trademark) and refurbish the ultrasonic
Precisionist(trademark) systems and sell them in the international market. Any losses on the sale of the refurbished
Precisionist(trademark) systems, which are not expected to be significant, would reduce the gross margin on the Precisionist
Thirty Thousand(trademark) Ocular Surgery System(trademark) sales. The total gross margin on the upgrade sales is estimated to be $1,677,000 or 41%. As of December 31, 1997, there have been two trade in sales in which the customer has upgraded a Precisionist(trademark) system to the Precisionist Thirty
Thousand(trademark) Ocular Surgery System(trademark).

Liquidity and Capital Resources

      The Company used cash in operating activities of $2,644,908 for the twelve months ended December 31, 1997 compared to $1,315,399 for the twelve months ended September 30, 1996. The increase of cash used by operating activities in 1997 is primarily attributable to the higher net loss in 1997. The Company received cash from investing activities of $118,889 for the twelve months ended December 31, 1997 compared to cash used in investing activities of $590,921 in fiscal 1996. In 1997 the Company received proceeds of $499,742 from the sale of marketable debt securities and expended $20,017 on property and equipment and capitalized engineering and design charges. In 1996 the Company spent $91,179 on property and equipment and $499,742 on marketable debt securities. The company received $943,589 from financing activities in 1997, primarily from the issuance of notes payable. This compares to $4,608,254 in 1996, which resulted from the issuance of common stock and warrants, offset principal payments on notes payable.

      In May 1997, the Company established a $636,000 line of credit with Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") and a $350,000 line of credit with Bear Stearns Securities Corp. ("Bear Stearns") on a secured basis. As of December 31, 1997, the Company had liquidated the underlying collateral and repaid the lines of credit with Merrill Lynch and Bear Stearns.

      As discussed above, the Company incurred a net loss of $2,774,594 and negative cash flows from operating activities of $2,644,908 for the year ended December 31, 1997. As of December 31, 1997, the Company had an accumulated deficit of $8,023,006. In March 1998, the Company completed the private placement of 20,030 shares of Class C Preferred Stock at $100 per share resulting in net proceeds of approximately $1,700,000, net of offering expenses. Management believes that these net proceeds, plus existing working capital, will be sufficient to assure continuation of the Company's operations through December 31, 1998. Management projects significant revenues from the successful re-launch of its new product, sales from additional products and certain strategic alliances to market their products. However, no assurances can be given that management's plans will be successful in achieving profitability or positive cash flows.

      The Company will seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities, or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms, if at all.

      At December 31, 1997, the Company had net operating loss carryforwards (NOLs) of approximately $7,073,000 and research and development tax credit carryforwards of approximately $64,000.
These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2012.
Because the Company has yet to recognize significant revenue from the sale of its Photon(trademark) laser cataract system and other products, a 100% valuation allowance has been provided for these deferred tax assets. The Company's ability to use its NOLs to offset future income taxes may be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions could limit the Company's future use of its NOLs if there is a cumulative ownership change of more than 50%, which would include the changes of ownership related to any public offering.

Effect of Inflation and Foreign Currency Exchange

      The Company has not realized a reduction in the selling price of the Precisionist phaco system as a result of domestic inflation. Nor has the Company experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers.

Impact of New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130 ("SFAS 130"), "Reporting Comprehensive Income", and SFAS No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. In addition, in February 1998 the FASB issued SFAS No. 132 ("SFAS 132"), "Employers' Disclosures About Pensions and Other Postretirement Benefits", concerning employer disclosure about pension plans and other postretirement benefits. SFAS 130, SFAS 131 and SFAS 132 are effective for fiscal years beginning after December 15, 1997. Adoption of the standards is not expected to have an effect on the Company's financial statements, financial position or results of operations.

      The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

Year 2000

      The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Management of the Company does not anticipate that any significant modification or replacement of the Company's software will be necessary for its computer systems to properly utilize dates beyond December 31, 1999 or that the Company will incur significant operating expenses to make any such computer system improvements. The Company is not able to determine, however, whether any of its suppliers, lenders, or service providers will need to make any such software modifications or replacements or whether the failure to make such software corrections will have an effect on the Company's operations or financial condition.

Item 7.  Financial Statements

Report of Independent Accountants  . . . . . . .          F-1

Balance Sheet . . .. . . . . . . . . . . . . . .          F-2

Statements of Operations. .  . . . . . . . . . .          F-3

Statements of Changes in Stockholders' Equity .    F-4 to F-7

Statements of Cash Flows. . . . . . . . . . . .    F-8 to F-9

Notes to Financial Statements . . . . . . . . .    F-10 to F-24

              REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors of
Paradigm Medical Industries, Inc.:

We have audited the accompanying balance sheets of Paradigm Medical Industries, Inc. (the Company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1997, the three month period ended December 31, 1996 and the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, the three month period ended December 31, 1996 and the year ended September 30, 1996 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Salt Lake City, Utah
April 10, 1998

                        BALANCE SHEETS
              as of December 31, 1997 and 1996



   ASSETS                           1997          1996
   ------                           ----          ----
Current assets:
 Cash and cash equivalents     $    886,558   $ 2,468,988
 Marketable debt
  securities, available-
  for-sale                            -            509,411
 Trade accounts
  receivable                        120,853        18,228
 Inventories                        833,930       241,746
 Prepaid expenses                    15,787        24,093
                                  ---------     ---------
   Total current assets           1,857,128     3,262,466

Debt offering costs                 164,776         -
Capitalized engineering
 and design charges                 309,396         -
Property and equipment, net         121,274       129,494
                                  ---------     ---------
   Total assets                 $ 2,452,574   $ 3,391,960
                                ===========   ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable               $    243,206  $    35,767
 Accounts payable -
  related party                      458,467      200,000
 Accrued liabilities                 349,930      277,473
 Notes payable - current               3,620        3,278
                                ------------  -----------
   Total current liabilities       1,055,223      516,518

Notes payable, less
 current portion                   1,081,996       15,605
                                 -----------   ----------
   Total liabilities               2,137,219      532,123
                                  ----------   ----------

Commitments (Notes 5, 11 and 12)

Stockholders' equity:
 Preferred stock, Authorized:
  5,000,000 $.001 par value
  shares
   Series A, Authorized:
    500,000 shares; issued
    and outstanding: 50,122
    $.001 par value shares at
    December 31, 1997 (aggregate
    liquidation preference of
    $50,122 at December 31,
    1997) and 121,704 $.001
    par value shares at
    December 31, 1996.                   50          122
   Series B, Authorized:
    500,000 shares; issued
    and outstanding: 45,383
    $.001 par value shares
    at December 31, 1997
    (aggregate liquidation
    preference of $181,532
    at December 31, 1997) and
    448,398 $.001 par value
    shares at December 31, 1996.         45          448
   Additional paid-in capital,
    preferred stock                 318,355    1,900,637
 Common stock, Authorized:
  20,000,000 $.001 par value
  shares; issued and
  outstanding: 3,798,931
  shares at December 31, 1997
  and 3,194,061 shares at
  December 31, 1996.                  3,799        3,194
 Additional paid-in capital,
  common stock                    8,280,142    6,261,097
 Treasury stock, 2,600
  shares, at cost                    (3,777)      (3,777)
 Unearned compensation             (260,253)     (63,141)
 Accumulated deficit             (8,023,006)  (5,248,412)
 Unrealized gain on
  marketable debt securities,
  available-for-sale                   -           9,669
                                  ---------    ---------
    Total stockholders' equity      315,355    2,859,837
                                  ---------    ---------
    Total liabilities and
     stockholders' equity       $ 2,452,574  $ 3,391,960
                                ===========  ===========

         The accompanying notes are an integral part
            of the financial statements
                             2

                   STATEMENTS OF OPERATIONS
             for the year ended December 31, 1997,
     the three month periods ended December 31, 1996 and 1995
            and the year ended September 30, 1996

                            Three month               Three month
               Year ended   period ended Year ended  period ended
               December 31, December 31, September   December 31,
                  1997          1996      30, 1996       1995
               -----------  -----------  ---------   -----------
                                                     (Unaudited)
Sales           $  464,062  $   35,651   $  252,134  $    65,405

Cost of sales      271,716      21,061      180,010       45,286
Amortization of
 capitalized
 engineering
 and design
 charges            61,440        -            -          -
                  --------    --------    --------     --------
Net cost of sales  333,156      21,061     180,010       45,286
                  --------    --------    --------     --------
   Gross profit    130,906      14,590      72,124       20,119
                  --------    --------    --------     --------
Operating
  expenses:
 Marketing and
  selling          590,941     168,880     216,128       92,748
 General and
  administrative 1,802,238     594,520     823,191      169,479
 Research and
  development      540,148     480,584     288,854       50,664
                 ---------    --------   ---------   ----------
  Total
   operating
   expenses      2,933,327   1,243,984   1,328,173      312,891
                ----------   ---------   ---------     --------
Operating loss  (2,802,421) (1,229,394) (1,256,049)    (292,772)
                ----------   ---------   ---------     --------
Other income
  (expense):
 Cost associated
  with relin-
  quishment of
  anti-dilution
  rights              -           -       (179,000)    (179,000)
 Interest income   57,303      31,474       42,859        2,720
 Interest expense (29,476)       (483)     (56,829)      (2,204)
                  --------     ------     --------      -------
                   27,827      30,991     (192,970)    (178,484)
                  -------      ------     --------     --------
Net loss       (2,774,594) (1,198,403)  (1,449,019)    (471,256)

Return of
 stock dividend
 on 12% Series B
 Preferred Stock      -           -            848         -
               ----------    ---------   ---------    ----------
Net loss
 attributable to
 common share-
 holders      $(2,774,594) $(1,198,403) $(1,448,171)  $ (471,256)
              ===========  ===========  ===========   ==========
Basic and
 diluted loss
 per common
 share (Note
 1)                $(.76)        $(.38)       $(.66)      $(.20)
              ==========   ===========   ==========   =========
Weighted
 average
 shares
 outstanding   3,663,115     3,182,830    2,192,881   2,352,031
              ==========   ===========   ==========   =========

      The accompanying notes are an integral part of the
                       financial statements

           PARADIGM MEDICAL INDUSTRIES, INC.

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            for the year ended December 31, 1997,
         the three month period ended December 31, 1996
            and the year ended September 30, 1996

                         Preferred Stock
     ------------------------------------------------------------
                                                   Series A
                                                   Committed
            Series A       Series B              to be issued
            ----------        ---------          ------------
            No. of                                     No. of
            Shares    Amount  Shares    Amount         Shares
            -----     ------  -------   ------         --------
Balance
at
September
30, 1995    116,000   $403,680 493,000  $1,653,120     6,764

Issuance
of 6%
Series A
Preferred
Stock
dividend      6,764     27,056                         (6,764)

Issuance
of 12%
Series B
Preferred
Stock
dividend                        6,017        24,068


Conversion
of no par
value
preferred
shares to
$.001 par
value
preferred
shares
upon
reincorp-
oration
in
Delaware               (430,613)           (1,676,689)

Redemption
of
recision
offer of
Series B
Preferred
Stock                          (32,962)       (33)
            -------    ------- -------      -------    -------
Balance
at
September
30, 1996    122,764       123  466,055        466

Con-
version
of
preferred
stock to
common
stock       (1,060)       (1)  (17,657)       (18)
            -------    ------- -------      -------    -------

Balance
at
December
31, 1996    121,704       122  448,398       448

Conversion
of
preferred
stock to
common
stock       (71,582)     (72)  (403,015)      403
            -------    ------- -------     -------     -------

Balance
at
December
31, 1997     50,122   $   50    45,383      $   45     $ -
            =======    ======= =======     =======    =======

                           -Continued-
             The accompanying notes are an integral
               part of the financial statements


                                  Preferred Stock
    ------------------------------------------------------------
            Series A          Series B
            Committed         Committed          Additional
            to be issued      to be issued       Paid in
            -------------     -------------      Capital,
                        No of                    Preferred
            Amount      Shares      Amount       Stock
            ------      -------     ------       --------
Balance
at
September
30, 1995    $27,056       6,017     $24,068

Issuance
of 6%
Series A
Preferred
Stock
dividend    (27,056)

Issuance
of 12%
Series B
Preferred
Stock
dividend                 (6,017)    (24,068)

Conversion
of no par
value
preferred
shares to
$.001 par
value
preferred
shares
upon
reincorp-
oration
in
Delaware                                      $2,107,302

Redemption
of
recision
offer of
Series B
Preferred
Stock                                           (131,815)
            -------     -------     -------      -------
Balance
at
September
30, 1996                                       1,975,487

Con-
version
of
preferred
stock to
common
stock                                            (74,850)
            -------     -------     -------      -------

Balance
at
December
31, 1996                                       1,900,637

Conversion
of
preferred
stock to
common
stock                                         (1,582,282)
            -------     -------     -------  ----------

Balance
at
December
31, 1997    $  -        $  -        $  -        $318,355
            =======     =======     =======    ========

            The accompanying notes are an integral part
               of the financial statements

                    PARADIGM MEDICAL INDUSTRIES, INC.

          for the year ended December 31, 1997,
      the three month period ended December 31, 1996
          and the year ended September 30, 1996


            Common Stock                            Treasury Stock
            ------------            Additional       ------------
            No. of                  Paid in Capital    No. of
            Shares      Amount      Common Stock       Shares
            ----------  ----------  -------------      -------

Balance at
September
30, 1995    1,985,573     $980,378                       2,600

Issuance
of common
stock
previously
accrued
as a
liability
for
services
rendered
in
connection
with Series
B Preferred
Stock
offering       25,000       10,251

Issuance
of common
stock for
relinquish-
ment of
anti
-dilution
rights         20,000       30,000

Transfer of
common
stock
from
Company
officers
for relin-
quishment
of anti-
dilution
rights                              $ 149,000

Issuance
of common
stock for
future
services    101,025          151,538

Amortization
of unearned
compensation

                       -Continued-
            The accompanying notes are an integral
                part of the financial statements

                                                     Unearned
                                                  Gain(Loss) on
            Treasury Stock                         Marketable Debt
            ------------                             Securities
                        Unearned    Accumulated      Available
            Amount      Compensation   Deficit      for sale
            ----------  ----------  -------------   -----------
Balance at
September
30, 1995    $ (3,777)               $(2,600,990)

Issuance
of common
stock
previously
accrued
as a
liability
for
services
rendered
in
connection
with Series
B Preferred
Stock
offering

Issuance
of common
stock for
relinquish-
ment of
anti
-dilution
rights

Transfer of
common
stock
from
Company
officers
for relin-
quishment
of anti-
dilution
rights

Issuance
of common
stock for
future
services                $(151,538)

Amortization
of unearned
compensation               69,455

          The accompanying notes are an integral
              part of the financial statements

                 PARADIGM MEDICAL INDUSTRIES, INC.

                     for the year ended December 31, 1997,
             the three month period ended December 31, 1996
                  and the year ended September 30, 1996

                                --------



            Common Stock            Additional     Treasury Stock
            ------------                         ----------------
              No. of              Paid-in-capital,    No. of
             Shares     Amount      Common Stock       Shares
            --------    ------      ------------       ------
Issuance
of warrants
in
connection
with
private
placement
of notes
(net of
offering
costs of
$2,175)                             $  27,825

Conversion
of no par
value common
shares to
$.001 par
value common
shares upon
reincorp-
oration in
Delaware               $(1,170,035) 1,170,035

Issuance of
common
stock for
initial
public
offering
(net of
offering
costs of
$1,509,569) 1,000,000        1,000  4,739,431

Issuance
of
common
stock        40,000             40     99,960


Un-
realized
loss on
market-
able debt
securities,
available-
for-sale

Net loss
for the
year ended
September
30, 1996
            -------     -------     -------      -------


Balance
at September
30, 1996    3,171,598     3,172     6,186,251       2,600
            ---------   -------     ---------    --------

                           -Continued-
         The accompanying notes are an integral part of the financial statements

                                                      Unrealized
                                                     Gain(Loss)
            Treasury Stock                          on Marketable
            --------------                         Debt Securities
                         Unearned     Accumulated    Available
             Amount     Compensation    Deficit       -for-sale
            --------    -----------    ------------  ------------
Issuance
of warrants
in
connection
with
private
placement
of notes
(net of
offering
costs of
$2,175)

Conversion
of no par
value common
shares to
$.001 par
value common
shares upon
reincorp-
oration in
Delaware

Issuance of
common
stock for
initial
public
offering
(net of
offering
costs of
$1,509,569)

Issuance
of
common
stock

Un-
realized
loss on
market-
able debt
securities,
available-
for-sale                                              $(13,703)

Net loss
for the
year ended
September
30, 1996                            $(1,499,019)
            -------     -------     -----------       ---------

Balance
at September
30, 1996     (3,777)     (82,083)   (4,050,009)        (13,703)
            ========    =========   ============      =========


            The accompanying notes are an integral part
                 of the financial statements

                   PARADIGM MEDICAL INDUSTRIES, INC.

                      for the year ended December 31, 1997,
             the three month period ended December 31, 1996
                  and the year ended September 30, 1996


                                                     Treasury
            Common Stock                               Stock
            ------------            Additional         -------
            No. of                  Paid-in-capital,   No. of
            Shares      Amount      Common Stock       Shares
            -------     -------     ------------       -------
Conversion
of
preferred
stock to
common stock 22,463     $    22     $    74,846


Amortization
of unearned
comp-
ensation

Net change
in un-
realized
gain (loss)
on market-
able debt
securities,
available
-for-sale

Net loss
for the
three month
period
ended
December
31, 1996    -------     -------     -------            -------


Balance at
December
31, 1996    3,194,061      3,194    6,261,097             2,600

Conversion
of
preferred
stock to
common
stock         569,518        570    1,582,187

Issuance
of common
stock for
comp-
ensation       22,852          22      78,179

Warrants
exercised
for common
stock
(exercised
for 3.33
per share)     12,500           13       41,619

Issuance of
warrants
for future
consulting
services                                 317,060

Amortization
of unearned
compensation

Net change
in unreal-
ized gain
(loss) on
marketable
debt
securities,
available
-for-sale

Net loss
for the
year ended
December
31, 1997
            -------     -------     -------            -------

Balance
at December
31, 1997    3,798,931    $3,799     $8,280,142          2,600
            =========   ========    ==========         ========

                          -Continued-
        The accompanying notes are an integral part of the financial statements

                                                     Unrealized
                                                   Gain(Loss) on
                                                      Marketable
            Treasury                                    Debt
            Stock                                    Securities
            -------       Unearned     Accumulated   Available
            Amount      Compensation       Deficit     for-sale
            -------     ------------   ------------    -------

Conversion
of
preferred
stock to
common stock

Amortization
of unearned
comp-
ensation                $ 18,942

Net change
in un-
realized
gain (loss)
on market-
able debt
securities,
available
-for-sale                                              $23,372

Net loss
for the
three month
period
ended
December
31, 1996                                   $1,198,403)
            -------     -------            ----------- ----------
Balance at
December
31, 1996    $(3,777)     (63,141)         (5,248,412)    9,669

Conversion
of
preferred
stock to
common
stock

Issuance
of common
stock for
comp-
ensation

Warrants
exercised
for common
stock
(exercised
for 3.33
per share)

Issuance of
warrants
for future
consulting
services                (317,060)

Amortization
of unearned
compensation             119,948

Net change
in unreal-
ized gain
(loss) on
marketable
debt
securities,
available
-for-sale                                                (9,669)

Net loss
for the
year ended
December
31, 1997                                   (2,774,594)
            -------     -------          ------------      -----
Balance
at December
31, 1997     (3,777)    $(260,253)         $(8,023,006    $   -
            =========   ========           ==========     ========

                The accompanying notes are an integral part
                      of the financial statements

                 STATEMENTS OF CASH FLOWS
        for the year ended December 31, 1997,
   the three month periods ended December 31, 1996 and 1995
            and the year ended September 30, 1996


                            Three month               Three month
               Year ended   period ended Year ended  period ended
               December 31, December 31, September   December 31,
                  1997          1996      30, 1996       1995
               -----------  -----------  ---------   -----------
                                                     (Unaudited)
Cash flows
  from
  operating
  activities:
 Net loss    $(2,774,594) $(1,198,403) $(1,449,019)  $(471,256)
 Adjustments
  to reconcile
  net loss to
  net cash
  used in
  operating
  activities:
   Depreciation   28,237        6,205       17,771        3,642
   Amortization
    of capi-
    talized
    engineering
    and design
    charges       61,440         -            -            -
   Issuance of
    common stock
    for compensa-
    tion, ser-
    vices and
    relinquish-
    ment of anti-
    dilution
    rights        78,201        -         179,000      179,000
   Amortization
    of unearned
    compensation   119,948      18,942       69,455        9,471
   Amortization
    of debt
    offering
    costs              -           -         41,325        -
   Issuance of
    bridge note
    and warrants
    for services       -            -        25,000        -
   Increase
    (decrease)
    from changes
    in:
   Trade accounts
    receivable    (102,625)     37,226       49,445       52,656
   Inventories    (592,184)    127,299       31,855       12,372
   Prepaid
    expenses        (1,694)     9(trademark)68      (96,718)
  11,396
   Accounts
    payable        207,439      (2,889)    (255,791)      (4,788)
   Accounts
    payable -
    related
    party          258,467     200,000         -            -
   Accrued
    liabilities     72,457     159,114       72,278          108
                  --------    --------     --------     --------
   Net cash
    used in
    operating
    activities  (2,644,908)   (558,238)  (1,315,399)    (207,399)
                ----------     -------    ---------     --------
Cash flows
  from investing
  activities:
 Purchase of
  property and
  equipment        (20,017)     (12,155)    (91,179)     (10,600)
 Capitalized
  engineering
  and design
  charges         (360,836)         -            -           -
 Proceeds from
  the sale of
  marketable
  debt
  securities,
  available-for
  -sale            499,742          -            -            -
 Purchase of
  marketable
  debt
  securities,
  available-for-
  sale                 -            -        (499,742)        -
                 ---------    ----------     --------    -------
  Net cash
   provided by
   (used in)
   investing
   activities      118,889       (12,155)    (590,921)   (10,600)
                 ---------     ---------     --------    -------

            The accompanying notes are an integral part of the
                      financial statements
           for the year ended December 31, 1997,
      the three month periods ended December 31, 1996 and 1995
           and the year ended September 30, 1996


                            Three month               Three month
               Year ended   period ended Year ended  period ended
               December 31, December 31, September   December 31,
                  1997          1996      30, 1996       1995
               -----------  -----------  ---------   -----------
                                                     (Unaudited)
Cash flows
  from
  financing
  activities:
 Proceeds from
  lines of
  credit      $    980,000  $     -      $     -     $       -
 Repayment of
  lines of
  credit          (980,000)       -            -             -
 Proceeds from
  issuance of
  promissory
  notes and
  warrants             -          -         575,000       75,000
 Proceeds
  from
  exercise of
  warrants          41,632        -            -            -
 Debt offering
  costs           (164,776)       -         (41,325)        -
 Proceeds from
  issuance of
  notes payable  1,070,000        -            -            -
 Principal
  payments on
  notes payable     (3,267)      (771)      (631,829)    (2,765)
 Proceeds from
  issuance of
  common stock        -           -        6,350,000         -
 Issuance costs
  - common stock      -           -       (1,509,569)        -
 Payments for
  recision offer
  of Series B
  preferred stock     -           -         (131,848)        -
 Issuance costs
  - warrants          -           -           (2,175)        -
                ---------     ---------    ----------    -------

  Net cash
   provided by
   (used in)
   financing
   activities     943,589         (771)     4,608,254      72,235
                ---------     --------      ---------     -------
Net increase
 (decrease)
 in cash and
 cash
 equivalents   (1,582,430)     (571,164)     2,701,934  (145,764)
Cash and
 cash
 equivalents
 at beginning
 of period      2,468,988     3,040,152        338,218   338,218
              -----------     ---------      ---------  --------
Cash and cash
 equivalents
 at end of
 period      $    886,558   $ 2,468,988    $ 3,040,152  $ 192,454
             ============   ===========    ===========  =========

Supplemental
 disclosure
 of cash flow
 information:
Cash paid for
 interest     $   21,537    $      483     $     56,829   $  2,107


Supplemental
 disclosure
 of noncash
 investing
 and
 financing
 activities:
Issuance of
 warrants for
 future
 consulting
 services    $  317,060
Issuance of
 common stock
 for services
 rendered in
 connection
 with
 preferred
 stock
 offering                                   $  10,251   $  10,251
Common stock
 issued for
 future
 services                                   $  151,538  $ 151,538
Equipment
 purchased
 with
 accounts
 payable                                                $  44,000
Issuance
 costs for
 bridge notes
 and warrants
 included in
 accounts payable                                        $  43,500

                The accompanying notes are an integral
                 part of the financial statements

                   NOTES TO FINANCIAL STATEMENTS


1.    Organization and Significant Accounting Policies:

      Organization and Nature of Operations

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

      Since its inception in October 1989, the Company has been engaged in marketing and selling advanced surgical systems for cataracts, various attachments and disposable accessories and diagnostic equipment and instrumentation. The Company is in the process of introducing a proprietary laser-based surgical machine which is expected to become its core business.

      The Company is primarily dependent upon a single product line targeted towards minimally invasive cataract surgery devices. Revenues recognized to date primarily represent revenues from the sale of the Company's conventional ultrasound cataract surgery machine (the Precisionist) and related accessory instruments. The Company has recognized minimal revenue from the sale of its proprietary laser-based product, the Photon LaserPhaco System (the Photon). The Company's surgical and diagnostic systems are regulated as medical devices by the FDA under the FDC Act. In May, 1995 the Company received regulatory approval to manufacture the Photon in limited quantities and conduct clinical trials in the U.S. on a limited basis. The Company is currently conducting clinical studies. The Company's ability to achieve profitability depends upon its ability to obtain the regulatory approvals required to manufacture and market the Photon on an unlimited scale.

      The Company incurred a net loss of $2,774,594 and negative cash flows from operating activities of $2,644,908 for the year ended December 31, 1997. As of December 31, 1997, the Company had an accumulated deficit of $8,023,006. In March 1998, the Company completed the private placement of 20,030 shares of Class C Preferred Stock at $100 per share (see Note 8), resulting in net proceeds of approximately $1,700,000, net of offering expenses. Management believes that these net proceeds, plus existing working capital will be sufficient to assure continuation of the Company's operations through December 31, 1998. Management projects significant revenues from the successful re-launch of its new product, sales from additional products and certain strategic alliances to market their products. However, no assurances can be given that management's plans will be successful in achieving profitability or positive cash flows.

      Change in Fiscal Year

      In August 1996, the Company changed its fiscal year from September 30 to December 31 beginning with the period ended
December 31, 1996.

      Unaudited Information

      In the opinion of management, the accompanying unaudited financial statements for the three month period ended December 31, 1995 contain all adjustments (consisting only of normal recurring items) necessary to present fairly the results of operations and cash flows of the Company for the three month period ended December 31, 1995.

      Reclassifications

      Certain accounts of the prior year have been reclassified to conform with the current year's presentation. These reclassifications had no effect on the net loss or total assets.

      Cash and Cash Equivalents

      Cash and cash equivalents consist of cash, money market funds and highly liquid investments with original maturities of three months or less. Essentially all of the cash and cash equivalents balance, which is held by a single bank in Utah, is not covered by FDIC insurance.

      Inventories

      Inventories are stated at the lower of cost or market, with cost determined using the weighted average method. Inventories consist primarily of finished goods.

      Property and Equipment

      Property and equipment are recorded at cost. Replacements and major improvements are capitalized and maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any resulting gain or loss is charged to operations.

      Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

      Debt Offering Costs

      Debt offering costs are capitalized and amortized to interest expense using the effective interest method over the life of the related debt.

      Capitalized Engineering and Design Charges

      The capitalized portion of payments to a manufacturer for engineering and design services (see Note 11) are being amortized using the straight line method over a five year period.

      Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting For Income Taxes. Deferred income taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted future tax rates.

      Net Loss Per Share

      Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings per Share (EPS). The reported loss per share for 1996 has been restated to conform to SFAS No. 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities or contracts to issue common stock. Common equivalent shares are excluded from the computation of diluted EPS when their effect is antidilutive.

      As of December 31, 1997, December 31, 1996 and September 30, 1996, options to purchase 450,200, 378,940 and 337,660, respectively, shares of common stock at $5.00 per share were outstanding. As of December 31, 1997, December 31, 1996 and September 30, 1996, warrants to purchase 1,635,565, 1,457,065 and 1,458,125, respectively, shares of common stock at $3.00 - $7.50 per share were outstanding. As of December 31, 1997, December 31, 1996 and September 30, 1996, preferred stock at a conversion rate of one share of preferred stock for 1.2 shares of common shares were outstanding. None of these common stock equivalents were included in the computation of diluted loss per share because the effect would have been antidilutive.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition

      Revenues for sales of the Photon product, are recognized upon installation and acceptance by the customer. Revenues for sales of the Precisionist are recognized when the product is shipped.

      The Company offers the Precisionist with an unconditional arrangement under which the customer may trade in their Precisionist to upgrade to other systems, such as the Photon. Under this arrangement, the customer will receive full credit for the purchase price of the Precisionist against the price of the other system.

      Research and Development

      Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company.

      Concentrations of Risk

      The market for ophthalmic lasers is subject to rapid technological change, including advances in laser and other technologies and the potential development of alternative surgical techniques or new pharmaceutical products. Development by others of new or improved products, processes or technologies may make products developed by the Company obsolete or less competitive.

      The Company's high technology product line requires the Company to deal with suppliers and subcontractors supplying highly specialized parts, operating highly sophisticated and narrow tolerance equipment and performing highly technical calculations and tasks. Substantially all of the Company's current products are manufactured and assembled by two companies who are related parties (see Note 11). Although there are a limited number of suppliers and manufacturers that meet the standards required of a regulated medical device, management believes that other suppliers and manufacturers could provide similar components and services. A change in supplier or manufacturer, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. In addition, since the supplier and manufacturer are related parties, there can be no assurance that comparable terms could be obtained.

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

2.    Investment in Marketable Debt Securities:

      The Company's investment in marketable debt securities at December 31, 1996 was classified as available-for-sale and was carried at market value, with the unrealized loss reflected as a separate component of stockholders' equity. The Company sold all of the available-for-sale securities during 1997.

      The cost and estimated market values of marketable debt securities available-for-sale at December 31, 1996, are as follows:

                                  Gross      Gross    Estimated
                                Unrealized Unrealized  Market
                         Cost     Gains     Losses     Value
                       --------  --------  --------   --------
Corporate bonds        $499,742   $9,669   $  -       $509,411


      The marketable debt securities available for sale were due in one year or less.

3.    Property and Equipment:

Property and equipment consist of the following at December 31,:

                                     1997                 1996
                                 ----------          ---------
Automobile                      $   26,099          $  26,099
Office equipment                   100,388             83,541
Furniture and fixtures              17,185             16,280
Computer equipment                  39,019             36,754
                                 ---------          ---------
                                   182,691            162,674
Accumulated depreciation           (61,417)           (33,180)
                                 ---------          ---------
                                 $ 121,274          $ 129,494
                                 =========          =========


4.    Notes Payable:


      Notes payable consist of the following at December 31,:

                                   1997                   1996
                                ----------          ----------
Note payable to bank,
 collateralized by an
 automobile, bearing
 interest at 9.95%,
 payable in monthly
 installments of $418,
 final payment due
 September, 2001                $    15,616          $  18,883
Unsecured 12% convertible,
 redeemable notes payable         1,070,000               -
                                -----------          ---------
                                  1,085,616             18,883
Less current portion                 (3,620)            (3,278)
                                -----------          ---------
                                 $1,081,996          $  15,605
                                ===========          =========

      In December 1997, the Company sold 21.4 Units in a private placement, each Unit consisting of a $50,000 unsecured 12% convertible, redeemable promissory note ("Notes"), for a total consideration of $1,070,000. The Company incurred $164,776 in debt offering costs associated with the private placement. The Notes are redeemable at 112% of the face value of each Note and are also convertible into shares of common stock (one share for each $2.00 principal amount of the Note) and mature December 2000. Interest is due and payable semi-annually. Principal is due and payable at the maturity date. The Company is restricted from declaring or making any dividend payments at any time so long as the Notes are outstanding.

      In March 1998, Notes totalling $995,000 were exchanged for
9,950 shares of Series C preferred stock (see Note 8).

      The Company's remaining notes payable after the conversion have scheduled maturities for years ending December 31, as follows:

            1998              $ 3,620
            1999                3,997
            2000               79,413
            2001                3,586
                              -------
                              $90,616
                              =======

      Rates currently available to the Company for loans with similar terms and maturities are used to estimate the fair value of notes payable. At December 31, 1997 and 1996, the carrying value of the notes payable approximates fair value.

5.    Lines of Credit:

      In May 1997, the Company established a $630,000 line of credit with a financial institution which bears interest at 2.4% above the 30-day commercial paper rate. Interest is due monthly with principal due June 30, 1998. The line of credit was collateralized by cash and investments held by the institution. As of December 31, 1997, there were no borrowings outstanding on the line of credit.

      Also, in May 1997, the Company established a $350,000 line of credit with a financial institution which bears interest at
 .25% above the Broker's Daily Call Money Rate as quoted by Bear Stearns Securities Corp. Interest is due monthly with principal due June 30, 1998. The line of credit was collateralized by cash and investments held by the institution. As of December 31, 1997, there were no borrowings outstanding on the line of credit.

      Due to the collateral requirements of these lines of credit, any borrowings would be limited to cash and investments restricted for this purpose.

6.    Income Taxes:

      At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $7,073,000 and research and development tax credit carryforwards of approximately $63,700. These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2012.

      The components of the net deferred tax asset as of December
31, 1997 and 1996 are as follows:

                             1997                 1996
                          ---------            ----------
Deferred tax assets:
  Net operating
   loss carryforwards      $ 2,638,000           $ 1,574,000
  Research and development
   tax credit carryforwards     64,000                53,000
  Other                         73,000               112,000

  Valuation allowance       (2,775,000)           (1,739,000)
                           -----------            ----------
  Net deferred tax asset   $       -            $      -
                           =============        =============

      The Company recognized no income tax benefit from the losses generated in the year ended December 31, 1997, the three month period ended December 31, 1996 or the year ended September
30, 1996.

      The valuation allowance increased by approximately $1,036,000 during the year ended December 31, 1997, $444,100 during the three month period ended December 31, 1996 and $577,100 during the year ended September 30, 1996, primarily as a result of the increases in deferred tax assets related to net operating losses and research and development tax credits. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its laser-based Photon or other products, the Company believes that a full valuation allowance should be provided.

7.    Capital Stock:

      In November 1995, the Company obtained the necessary director and shareholder approvals to reincorporate in Delaware. In conjunction with the reincorporation, which was finalized in February 1996, the Company established two series of preferred stock with a total of 5,000,000 authorized shares with a par value of $.001, which series included certain rights and privileges similar to the previously issued series A and B preferred stock, and one series of common stock with a par value of $.001 and a total of 20,000,000 authorized shares. All outstanding shares of the Company were converted on a one-for-one basis into shares in the new Delaware Corporation.

      In November 1995, the Company granted 50,512 and 50,513 shares of common stock to two individuals who are officers and directors of the Company. The shares will be forfeited in the event either individual resigns or is removed for cause as an officer and director of the Company within two years from the date of grant. The value assigned by the Company's investment banker of $1.50 per share was charged to compensation expense ratably over two years.

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

      In August 1997, the Company entered into an investment banking agreement with Win Capital Corp. ("Win Capital") for a two year period which may be extended an additional year. The Company pays a retainer to Win Capital of $2,000 per month for the first six months, $4,000 per month for the second six months and $6,000 per month for the remainder of the contract. The Company also issued a warrant to Win Capital (see Note 10).

8.    Preferred Stock:

      On September 1, 1993 the Company established a series of non-voting preferred shares designated as the 6% Series A Preferred Stock, consisting of 500,000 shares with $.001 par value, of which 121,704 shares were issued and outstanding as of December 31, 1996 and 50,122 issued and outstanding as of December 31, 1997. This series is part of the Company's 5,000,000 authorized shares of non-voting preferred stock. The Series A Preferred Stock has the following rights and privileges:

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

      On May 9, 1994, the Company established a series of non-voting preferred shares designated as 12% Series B Preferred Stock, consisting of 500,000 shares with $.001 par value, of which 448,398 shares were issued and outstanding as of December 31, 1996 and 45,383 shares were issued and outstanding as of December 31, 1997. This series is also part of the Company's 5,000,000 authorized shares of non-voting preferred stock. The Series B Preferred Stock have the following rights and privileges:

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

      Series C Preferred Stock

      In January 1998, the Company's Board of Directors authorized the issuance of a total of 30,000 shares of non-voting Class C Preferred Stock, $.001 par value, $100 stated value.
Each share is convertible into approximately 57.14 shares of common stock at an initial conversion price, subject to adjustments for stock splits, stock dividends and certain combinations or recapitalizations of the Common stock, equal to $1.75 per share of common stock. Holders of the shares of Series C Preferred Stock are entitled to 12% non-cumulative dividends. However, the shares shall be entitled to dividends declared on the Company's common stock on an as-converted basis.

      In March 1998, the Company closed a private placement of Series C Preferred Stock, selling 20,030 shares at a price of $100 per share. The net proceeds to the Company from the private placement were approximately $1.7 million.

      In January 1998, the Company offered to the holders of the Notes, through an exchange offer, the right to exchange their Notes for shares of Series C Preferred Stock. In March 1998, Notes totaling $995,000 were exchanged for 9,950 shares of Series C Preferred Stock, at $100 per share, totaling $995,000. The exchange offer has now expired.

9.    1995 Stock Option Plan:

      In November, 1995, the Company's Board of Directors and shareholders approved the Company's 1995 Stock Option Plan (the Option Plan) which reserved 300,000 shares of the Company's authorized but unissued common stock for the granting of stock options. In February 1996, 300,000 options to purchase shares of the Company's common stock at $5.00 per share were granted. In June 1997, the Company's shareholders approved an amendment to the Plan to increase the number of shares of common stock reserved from issuance thereunder by an aggregate of 300,000 shares.

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

      The Company has adopted the provisions of SFAS No. 123. Under these provisions, the Company is allowed to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Option plan. Accordingly, no compensation expense has been recognized as options are granted at the stock's then market price. Had compensation expense for the Company's stock-based compensation plans been determined based on the value at the grant dates for awards under the option plans as recommended by SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                        Three month
                         Year ended    period ended  Year ended
                         December 31,  December 31,  September
                            1997          1996        1996
                         -----------   -----------   ----------
Net loss    As reported  $(2,774,594)  $(1,198,403)  $(1,448,171)
            Pro forma    $(2,927,732)  $(1,266,458)  $(2,098,771)

Basic and
diluted
loss per
share       As reported    $(0.76)      $(0.38)      $(0.66)
            Pro forma      $(0.80)      $(0.40)      $(0.96)


      The pro forma compensation expense may not be representative of such expense in future years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for all periods: expected volatility of 101.8 percent, risk-free interest rate of
5.52 percent, expected life of 5 years, and a dividend yield of zero.

      Changes in all outstanding options are as follows:

                                   Three month
                 Year ended        period ended
                December 31,       December 31,     September 30,
                    1997                1996            1996
              -----------------  ----------------  -------------
                       Weighted          Weighted        Weighted
                        Average           Average         Average
                       Exercise          Exercise        Exercise
Fixed Options  Shares    Price   Shares    Price   Shares   Price
-------------  -------  ------  --------  ------  -------  ------
Outstanding at
 beginning of
 period        378,940   $5.00   337,660  $5.00     -         -
Granted        135,000    5.00    41,280   5.00   340,160   $5.00
Exercised        -         -        -       -       -         -
Forfeited      (63,740)   5.00      -       -      (2,500)   5.00
               -------           -------          -------
Outstanding
 at end of
 period        450,200           378,940          337,660
               =======           =======          =======
Options
 exercisable
 at year-end   323,908           259,174          259,174
Weighted-
 average fair
 value of
 options
 granted
 during the
 year            $3.41             $2.35            $2.42



      At December 31, 1997, the weighted-average remaining contractual life of the 450,200 options outstanding is 3.6 years.

10.   Warrants:

      The Company, in conjunction with the $600,000 private placement (see Note 7), issued warrants to purchase 300,000 shares of the Company's common stock at a price of $3.33 per share. These warrants are exercisable and expire on December 1, 2000, and are redeemable by the Company under certain conditions at a price of $.05 per warrant. During 1997, warrants were exercised for 12,500 shares of common stock.

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

      In connection with an investment banking agreement (see
Note 11), the Company issued a warrant to Win Capital to purchase up to 191,000 shares of common stock at a purchase price of $3.00 per share. The warrant is currently exercisable and expires on August 19, 2000. The fair value of the warrant of $317,000 has been recorded as unearned compensation in the stockholders' equity section and is being recognized as expense over the two year period of the related agreement. In March 1998, the Company issued to Win Capital a warrant to purchase 100,000 shares of the Company's common stock at a price of $3.00 per share. The warrant expires in March 2000.


11.   Related Party Transactions:

      In September 1996, the Company entered into an exclusive three year design, engineering and manufacturing agreement (the "Agreement") for its Photon laser cataract system with a company that is a shareholder ("the Manufacturer"). Under the provisions of the Agreement, the Company agreed to pay a total of $1,000,000 to the Manufacturer at various milestone dates through approximately March 1997 for engineering and design services. $690,604 of this amount was charged to expense as research and development; the balance was recorded as capitalized engineering and design charges.

      In addition, the Company will pay the actual cost of tooling, plus a two percent mark-up, which is not expected to be significant. All items for tooling purposes will belong to the Company. The Agreement establishes the purchase price of the systems at the lessor of a fixed purchase price or the actual cost of manufacturing plus a markup. Through December 31, 1997, the Company had purchased 39 systems under the Agreement. At December 31, 1997, $458,467 remains payable to the Manufacturer under the Agreement. At December 31, 1997, the Company has a purchase commitment with the Manufacturer for delivery of additional systems for approximately $1,150,000.

      The Company purchased research and development services, design and manufacturing services and systems from the Manufacturer in the amount of approximately $1,070,000, $310,000 and $350,000, during the year ended December 31, 1997, the three month period ended December 31, 1996 and the year ended September 30, 1996, respectively.

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

      The Company has contracted with a company, of which one of the Company's directors served as President and Chief Executive Officer at the time the agreement was signed, to purchase certain components for the Photon. The Company purchased $160,617, $16,097 and $5,284 for the year ended December 31, 1997, the three month period ended December 31, 1996 and the year ended September 30, 1996, respectively, of components from this company.

      In 1997, the Company signed an amended exclusive patent license agreement with a company which owns the patent for the laser-based Photon machine. This company is owned by a shareholder of the Company. The agreement provides for the payment of a 1% royalty on all sales proceeds related directly or indirectly, to the Photon machine. The agreement terminates on July 7, 2003. Through December 31, 1997, no significant royalties have been paid under this agreement. The Company has also entered into a consulting agreement with this individual which provides for annual consulting fees of $25,000 through July 7, 2003.

      A law firm, of which a director of the Company is a shareholder, has rendered legal services to the Company. The Company paid this firm $118,765, $25,468 and $234,504 for the year ended December 31, 1997, the three month period ended December 31, 1996 and the year ended September 30, 1996, respectively. As of December 31, 1997, the Company owed this firm $22,849, which is included in accounts payable.

12.   Leases:

      In December 1997, the Company entered into a new lease agreement for office space at a monthly rent of $3,316. The base rent increases to $3,415 and $3,518 for the second and third years of the lease, respectively. The lease term expires on December 31, 2000 with an additional three year renewal option. In addition, the Company leases a condominium for approximately $2,150 per month through 1998. Total lease expense for the year ended December 31, 1997, the three month period ended December 31, 1996 and the year ended September 30, 1996 was $53,204, $11,066 and $28,954, respectively.

      Future minimum lease payments are:

            1998     $  57,972
            1999        40,982
            2000        42,211
                     ---------
                      $141,165

13.   Export Sales:

      Total sales include the following export sales by major geographic area:

                                 Three month
                   Year ended    period ended     Year ended
                  December 31,   December 31,     September
                     1997           1996              1996
                  ------------   -------------  ---------------
Geographic Area
---------------
Europe             $ 37,596         $ 17,151        $ 107,161
Far East             18,328             -              46,270
Middle East           2,150             -              72,691
                   --------         --------        ---------
                   $ 58,074         $ 17,151        $ 226,122
                   ========         ========        =========


14.   Employment Agreements:

      Effective February 1, 1996, the Company entered into employment agreements with three officers which expire on February 1, 2001. The agreements provide for aggregate annual compensation of $380,000.

15.   Profit Sharing Plan:

      In February 1996, the Company adopted a profit sharing plan pursuant to which an amount equal to 10% of the pretax profits of the Company will be set aside for the benefit of the Company's officers and key employees. This amount will only be paid if the Company's qualified pretax profits exceed $10,000,000 for any fiscal year beginning October 1, 1996 and ending September 30, 2001.


16.   Savings Plan:

      In November 1996, the Company established a 401(k)
Retirement Savings Plan for the Company's officers and employees.
The Plan provisions include eligibility after six months of service, a three year vesting provision and 100% matching contribution by the Company of up to 3% of a participant's compensation. During the year ended December 31, 1997, the Company contributed $36,136 to the Plan.

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

      None.


              PART III


Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

      The executive officers and directors of the Company, their ages and their positions are set forth below:


      Name              Age   Position
      ----              ---   --------
Thomas F. Motter        49    Chairman of the Board, President
                              and Chief Executive Officer
Michael W. Stelzer      50    Vice President of Operations,
                                Chief Operating Officer and
                                Director
Robert W. Millar        41    Vice President of Engineering and
                                Manufacturing, and Director
John W. Hemmer          70    Vice President of Finance,
                                Treasurer, Chief Financial
                                Officer and Director
Roy E. Moser            51    Vice President of Corporate
                                Development
Randall A. Mackey       52    Secretary and Director
William A. Fitzhugh     48    Director
David M. Silver         56    Director
Patrick M. Kolenik      46    Director


      The directors are elected for one year terms which expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

      Thomas F. Motter has served as Chairman of the Board of the Company since April 1993. Since December 12, 1997 and from May 1994 to August 1997, he has served as President and Chief Executive Officer of the Company. From June 1989 to April 1993, Mr. Motter served as Chief Executive Officer of Paradigm Medical, Inc. which merged with the Company in May 1994. From September 1990 to April 1992, he was employed by HGM Medical Laser Systems as general manager of their International Division. From October 1978 to June 1989, Mr. Motter was employed by SmithKline Beckman, Humphrey Instruments Division, a company engaged in the development of advanced ophthalmic diagnostic instruments, his last position was national sales manager. Mr. Motter received a Bachelors of Arts degree in English from Stephen's College in 1970 and a Master of Business Administration from Pepperdine University in 1975.

      Michael W. Stelzer has served as Vice President of Operations and Chief Operating Officer since December 12, 1997. From August 8, 1997 to December 12, 1997, he served as President and Chief Executive Officer of the Company. Mr. Stelzer joined the Company's Board of Directors in April 1993. From June 1989 to April 1993, Mr. Stelzer served as a General Counsel and director for Paradigm Medical, Inc. which merged with the Company in May 1994. From February 1995 to August 1997, Mr. Stelzer served as the Executive Vice President and Chief Financial Officer of Rhino Marketing, Inc., a sports related holding company and was President of one of its subsidiaries. Prior to joining Rhino from 1993 to 1995, Mr. Stelzer was President and General Counsel for MarDec, Inc., a golf accessory marketing company. Mr. Stelzer is a licensed attorney with the state of California and has practiced law in California since 1980. From March 1972 to January 1980, Mr. Stelzer was controller of Ponderosa Telephone Company. Mr. Stelzer received a Bachelor of Science degree in Business Management from the University of California, Davis, in 1970 and a Juris Doctorate from Humphreys College of Law in 1979.

      Robert W. Millar has served as Vice President of Engineering and Manufacturing since December 12, 1997 and as a director of the Company since April 1993. From April 1995 to December 12, 1997, Mr. Millar served as Executive Vice President of the Company. From January 1991 to April 1993, he was employed as President by Paradigm Medical, Inc., which merged with the Company in May 1994. From January 1990 to January 1991, Mr. Millar was employed by HGM Medical Laser Systems, serving as Director of Marketing and Product Management for all ophthalmic and surgical markets. From October 1988 to December 1989, Mr. Millar was employed by Esselte Pendaflex Corporation, a company engaged in the business of manufacturing and distributing office supply products. He served as group product manager for the customer products division. From July 1986 to February 1988, Mr. Millar was employed by TechnaVision Inc. a company engaged in the manufacture of diagnostic and other equipment. From February 1980 to July 1986, he was employed by Pogue McJunkin & Associates, a professional industrial design firm. Mr. Millar received a Bachelors of Science degree in Industrial Design from the College of Design in Detroit, Michigan in 1979.

      John W. Hemmer, C.F.A., has served as Vice President of Finance, Treasurer and Chief Financial Officer since December 12, 1997 and as a director of the Company since November 1995. Since November 1995 to December 12, 1997, he served as Treasurer and Chief Financial Officer of the Company. Since October 1989, Mr. Hemmer has served as a director and consultant for Sea Pride Industries, Inc. and its subsidiaries in Gulf Breeze, Florida, which developed the first offshore marine production system licensed and permitted for use in the Gulf of Mexico. He has also served as a director of International Heritage, Inc., a multi-level marketing company, since March, 1997. From March 1992 to July 1994, Mr. Hemmer was employed as the Secretary and Vice President of Finance of Advance Electronics, Inc., which is engaged in the retail distribution of health and beauty products. From November 1991 to December 1994, Mr. Hemmer was employed as the Secretary and Treasurer of Belize Agro Industrial Development, Ltd. which established a Free Trade Zone in Belize engaged in the production and export of seafood. He was the President and Chief Executive Officer of John W. Hemmer, Inc., a registered broker/dealer firm from May 1987 to May 1989 which subsequently changed its name to Westfalia Investments Inc., but retained his registered representative status until March 1995. Prior thereto, he was Vice President of Bankers Trust Company in charge of venture capital and a member of the research and investment management committees. Mr. Hemmer was Vice President of Corporate Finance at Dempsey, Tegler & Company, Inc., a Senior Analyst at Lazard Freres & Company and an Investment Officer of The Chase Manhattan Bank. Mr. Hemmer received a Bachelors of Arts degree in Economics from Queens College in 1951 and a Master of Science degree in Banking and Finance from Columbia University Graduate School of Business in 1952.

      Roy E. Moser has been Vice President of Corporate Development of the Company since January 1998. From June 1997 to January 1998, he served as Vice President of Sales of the Company. Prior to joining Paradigm, he served from 1995 to 1997 as General Manager for Medical Development Research Inc. From 1990 to 1995, Mr. Moser was Vice President, Sales and Marketing in the international operations of Surgidev Corporation. Mr. Moser worked for Inamed Corporation from 1989 to 1990 as Manager, International Operations. From 1987 to 1989, he served as Director of Operations for Surgidev. Mr. Moser was also employed from 1982 to 1987 at Allergan Corporation and from 1975 to 1982 at Baxter Health Care. Mr. Moser received an M.B.A. degree from National University in 1973 and a Bachelor of Science degree from California State University in 1983.

      Randall A. Mackey has been Secretary and a director of the Company since November 1995. Since 1989, Mr. Mackey has been a shareholder of the Salt Lake City law firm of Mackey Price & Williams and its predecessor firms. From 1979 to 1989, he practiced law with the Salt Lake City law firm of Fabian & Clendenin, where he was a shareholder and a director of the firm from 1982 to 1989. From 1977 to 1979, Mr. Mackey was associated with the Washington D.C. law firm of Hogan and Hartson. Mr. Mackey received a Bachelor of Science degree in Economics from the University of Utah in 1968, a Master of Business Administration degree from Harvard University in 1970, a Juris Doctor degree from Columbia University in 1975 and a Bachelor of Civil Law degree from Oxford University in 1977. Since January 1998, Mr. Mackey has served as a director of Cimetrix Incorporated, a software development company.

      William C. Fitzhugh, M.D. has been a director of the Company since November 1995. Dr. Fitzhugh has operated a private ophthalmology practice in Twin Falls, Idaho since 1980 and is the past president of the Idaho Society of Ophthalmology. Dr. Fitzhugh received a Bachelor of Science degree in pre-medicine from the University of Idaho in 1971 and a Medical Degree from the University of Oregon Medical School in 1976.

      David M. Silver, Ph.D. has been a director of the Company since November 1995. Dr. Silver currently is a member of the principal staff of The Johns Hopkins University Applied Physics Laboratory and Dunning Professor in the Department of Ophthalmology School of Medicine at The Johns Hopkins University, 1998-99. He received a B.S. degree in Chemistry from the Illinois Institute of Technology in 1962, an M.A. degree from The Johns Hopkins University in 1964 and a Ph.D. degree from Iowa State University in 1968. After a postdoctoral fellowship at Harvard University and a visiting scientist position at the University of Paris, Dr. Silver returned to The Johns Hopkins University in 1970. Currently, he is Senior Scientist in the Milton S. Eisenhower Research Center at The Johns Hopkins University Applied Physics Laboratory.

      Patrick M. Kolenik has been a director of the Company since November 1997. Mr. Kolenik has been Special Assistant to the President of International Heritage, Inc. since 1996 and President and Co-Founder of Cyn Del & Co., Inc. since 1992. He was a co-founder and director of Win Capital Corp., an investment banking firm, but resigned as a director in 1996. From 1969 to 1989, Mr. Kolenik held various positions at Sherwood Securities Corp., a securities firm, including President and Chief Executive Officer, Executive Vice President of Trading, Executive Vice President of Corporate Syndicate and Vice President of Corporate Finance. He also served as a director of Sherwood Securities Corp. Mr. Kolenik attended Baruch College where he majored in finance.

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

      Alan S. Crandall, M.D. -- Dr. Crandall is an ophthalmologist in Salt Lake City, Utah. He received his medical degree at the University of Utah in 1973 and performed his residency at the University of Pennsylvania

      I. Howard Fine, M.D. -- Dr. Fine is an ophthalmologist practicing in Eugene, Oregon and a member of the Oregon Health Sciences University faculty. Dr. Fine received his medical degree at Boston University in 1966 and also performed his residency at that facility.

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

Board Meetings and Committees

      The Board of Directors held a total of five meetings during the fiscal year ended December 31, 1997. The Audit Committee of the Board of Directors consists of directors Michael W. Stelzer, William C. Fitzhugh and Patrick M. Kolenik. The Audit Committee last met on December 12, 1997. The Audit Committee is primarily responsible for reviewing the services performed by the Company's independent public accountants and internal audit department and evaluating the Company's accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Randall A. Mackey, David
M. Silver and William C. Fitzhugh. The Compensation Committee also last met on June 9, 1997. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options. No director attended fewer than 75% of all meetings of the Board of Directors during the 1997 fiscal year.

      Pursuant to Nasdaq corporate governance requirements recently made applicable to Nasdaq SmallCap Market companies, the Company must have (i) a minimum of two independent directors;
(ii) an audit committee with a majority of independent directors; and (iii) an annual stockholders meeting. The Company has and can presently satisfy each of these requirements. Messrs. Fitzhugh, Kolenik, and Silver qualify as independent directors.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

      Effective May 1, 1991, the Securities and Exchange Commission adopted revised rules regarding reporting of beneficial ownership of securities by officers, directors and owners of more than 10% of any class of a company's equity securities. During fiscal 1997, George J. Barenholtz, then a director of the Company, through an oversight, filed one late stock purchase transaction report covering one transaction.

Item 10. Executive Compensation

      The following table sets forth, for each of the last three fiscal years and for the three month period ended December 31, 1996, the compensation received by Thomas F. Motter, the Company's Chairman of the Board, President and Chief Executive Officer, and all other executive officers (collectively, the "Named Executive Officers") at December 31, 1997 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 1997.

                     Summary Compensation Table
                                                         Other
                                                         Annual
   Name and                                            Compensa-
Principal Position    Period     Salary($)   Bonus($)  tion($)(6)
------------------    ------     ---------   --------  ----------
Thomas F. Motter,     1997<F1>   $129,584       0       $5,250
Chairman of the       1996<F2>     33,750       0          0
Board, President      1996<F3>    111,042    $1,000      3,600
and Chief             1995<F4>     72,000       300        0
Executive Officer


Michael W. Stelzer,   1997<F1>     50,625       0        1,500
Vice President of
Operations and
Chief Operating
Officer

Robert W. Millar,     1997<F1>    114,675       0        5,250
Vice President of     1996<F2>     31,250       0          0
Engineering and       1996<F3>     99,792     1,000      3,600
Manufacturing         1995<F4>     60,265       300        0

John W. Hemmer,       1997<F1>    112,670       0        5,250
Treasurer, Chief      1996<F2>     30,000       0          0
Financial Officer     1996<F3>     80,000       0       3,600<F7>
and Director          1995<F4>     20,000       0          0

                     Continued - Summary Compensation Table

                    Restricted  Underlying  Long-term All Other
 Name and            Stock      Options/    Incentive Compensa-
Principal Position  Awards($)   SARs(#)     Payout($) tion($)<F5>
------------------  ------      ---------   --------  ----------
Thomas F. Motter,       0           0           0          0
Chairman of the         0           0           0          0
Board, President        0           0           0       $6,000
and Chief               0        106,000<F6>    0          0
Executive Officer


Michael W. Stelzer,     0        20,000<F6>     0          0
Vice President of
Operations and
Chief Operating
Officer

Robert W. Millar,       0           0           0          0
Vice President of       0           0           0          0
Engineering and         0           0           0       6,000
Manufacturing           0      84,000<F6>       0          0

John W. Hemmer,         0           0           0          0
Treasurer, Chief        0           0           0          0
Financial Officer       0      20,000<F6>       0       4,000
and Director            0           0           0          0


<F1>  For the fiscal year ended December 31, 1997.
<F2>  For the three month period ended December 31, 1996.
<F3>  For the fiscal year ended September 30, 1996.
<F4>  For the fiscal year ended September 30, 1995.
<F5>  The amounts indicated under "Other Annual Compensation" for
      1996 and 1997 consist of payments related to the operation of automobiles by the named executive.
<F6>  On February 16, 1996, the Company granted Mr. Motter and
      Mr. Millar options to purchase 106,000 and 84,000 shares, respectively, of the Company's Common Stock at an exercise price of $5.00 per share. These options expire on February 15, 2001. On January 31, 1996, the Company granted Mr. Hemmer options to purchase 20,000 shares of the Company's Common Stock at an exercise price of $5.00 per share.
      These options expire January 30, 2001. On June 9, 1997, the Company granted Mr. Stelzer options to purchase 20,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. These options expire June 8, 2002.
<F7>  On November 30, 1995, the Company issued Mr. Hemmer 50,513 shares of the Company's Common Stock as part of his compensation for past and future services.

      The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31, 1997, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 1997.


   Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal
           Year-End Option/SAR Values

                      Shares Acquired        Value
    Name              on Exercise(#)      Realized($)
    ----              ---------------     -----------
Thomas F. Motter            -0-                 -0-

Robert W. Millar            -0-                 -0-

John W. Hemmer              -0-                 -0-

Michael W. Stelzer          -0-                 -0-



            (Continued)

               Number of Securities
                   Underlying            Value of Unexercised
             Unexercised Options/SARs  In-the-Money Options/SARs
             at December 31, 1997(#)   at December 31, 1997($)
             ------------------------- --------------------------
  Name       Exercisable Unexercisable Exercisable Unexcercisable
  ----       ----------- ------------- ----------- --------------
Thomas F.
Motter        106,000        -0-           -0-          -0-

Robert W.
Millar         84,000        -0-           -0-          -0-

John W.
Hemmer         20,000        -0-           -0-          -0-

Michael W.
Stelzer        20,000        -0-           -0-          -0-


Director Compensation

      Outside directors receive cash compensation in the amount of a $5,000 annual retainer, an additional $1,250 for each quarterly meeting they attend and an additional $500 for each committee meeting they attend. Outside directors are also reimbursed for their expenses in attending Board and committee meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor.

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

1995 Stock Option Plan

      The Company adopted a 1995 Stock Option Plan (the "Plan"), for officers, employees, directors and consultants of the Company on November 7, 1995. The Plan authorized the granting of stock options ("Plan Options") to purchase an aggregate of not more than 300,000 shares of the Company's Common Stock. On February 16, 1996, options for substantially all 300,000 shares were granted. On June 9, 1997, the Company's shareholders approved an amendment to the Plan to increase the number of shares of Common Stock reserved from issuance thereunder by an aggregate of 300,000 shares. That same day, 20,000 options were granted to the Company's Chief Financial Officer and five outside directors, one of whom (Michael W. Stelzer) is now the Vice President of Operations and Chief Operating Officer of the Company. There are presently outstanding options to purchase 450,200 shares of the Company's Common Stock that have been granted under the Plan. No such options have been exercised.

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

      Options under the Plan may be either incentive stock options ("ISOs"), as such term is defined in the Internal Revenue Code of 1986, as amended, or non-ISOs. ISOs may only be granted to persons who are employees of the Company. Non-ISOs may be granted to any person, including, but not limited to, employees of the Company, independent agents, consultants, as the Board of Directors or the Compensation Committee, as the case may be, believes has contributed, or will contribute, to the success of the Company. The Board of Directors or the Compensation Committee as the case may be, shall determine the exercise price of options granted under the Plan, provided that, in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of voting power of the Company's stock) of the fair market value (as defined in the Plan) of the Common Stock on the date of grant. The aggregate fair market value (determined at the time of option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000.

      The term of each option shall not be more than 10 years (five years in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) from the date of grant. The Board of Directors has a right to amend, suspend or terminate the Plan at any time; provided, however, that unless ratified by the Company's stockholders, no amendment or change in the Plan will be effective which would increase the total number of shares which may be issued under the Plan, materially increase the benefits accruing to persons granted under the Plan or materially modify the requirements as to eligibility and participation in the Plan. No amendment, supervision or termination of the Plan shall, without the consent of an employee to whom an option shall heretofore have been granted, affect the rights of such employee under such option.

Employment Agreements

      The Company entered into employment agreements with each of Thomas F. Motter, Robert W. Millar and John W. Hemmer, which commenced on February 1, 1996 and expire on February 1, 2001.
The agreements require each employee to devote substantially all of his working time to the Company, provide that each of them may be terminated for "cause" (as provided in the agreements) and prohibit each of them from competing with the Company for two years following the termination of his employment agreement. The agreements provide for the payment of an initial base salary of $135,000 to Mr. Motter, $125,000 to Mr. Millar and $120,000 to
Mr. Hemmer, and became effective upon the closing of the Company's public offering on July 25, 1996. Messrs. Motter, Millar and Hemmer also each received a grant by the Company of Employee incentive stock options to purchase 106,000, 84,000 and 20,000 shares respectively, of the Company's Common Stock at a price of $5.00 per share under the Company's Option Plan. The agreements provide for salary increases and bonuses as shall be determined at the discretion of the Board of Directors.

Profit Sharing Plan

      On February 16, 1996, the Company adopted a Profit Sharing Plan, pursuant to which an amount equal to 10% of the pretax profits of the Company will be set aside for the benefit of the Company's officers and key employees. This funding will be paid to the Company's officers and key employees as follows: Thomas
W. Motter, Chairman of the Board, President and Chief Executive Officer--30%; Robert W. Millar, Vice President of Engineering and Manufacturing--25%; John W. Hemmer, Chief Financial Officer and Treasurer--20%; and a pool of 25% to be allocated among the other officers and key employees as determined by the Compensation Committee and approved by the Board of Directors. This funding will only be paid if the Company's qualified pretax profits exceed $10,000,000 for any fiscal year beginning October 1, 1996 and ending December 31, 2001. If the Company's pretax profits reach $10,000,000 for any fiscal year, the entire pretax profits for that year will qualify for the funding. The plan expires at the end of its fifth fiscal year on December 31, 2001, when all funds held will be disbursed.

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

Item 11. Security Ownership of Certain Beneficial Owners and
Management

      The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 31, 1998 for (i) each executive officer of the Company
(ii) each director of the Company (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.


    Name and Address<F1>    Number of Shares   Percent of
                                               Ownership<F2>
    -------------------    ----------------   ------------
  Thomas F. Motter<F3><F6>    557,056            14.7%
  Douglas MacLeod             418,451            11.0%
  Robert W. Millar<F4><F6>    374,605             9.9%
  William C. Fitzhugh<F5>      69,692             1.8%
  Michael W. Stelzer<F5><F6>   62,935             1.7%
  John W. Hemmer<F5><F6>       50,513             1.3%
  Randall A. Mackey<F5>        50,512             1.3%
  David M. Silver<F5>           7,621             0.2%
  Patrick M. Kolenik<F7>        --                *
  Executive officers and
  directors as a group
  (8 persons)                 1,172,934          30.9%
_______________

*     Less than 1%.
<F1>  The address for Mr. Motter, Mr. Millar and Mr. Stelzer is
      c/o Paradigm Medical Industries, Inc., 1127 West 2320 South, Suite A, Salt Lake City, Utah 84119. The address for Mr. MacLeod is 1002 South 10th Street, Tacoma, Washington 98405. The address for Mr. Fitzhugh is 589 Sharp Avenue West, Twin Falls, Idaho 83301. The address for Mr. Hemmer is 88 Meadow Road, Briarcliff Manor, New York 10510. The address for Mr. Mackey is 170 South Main Street, Suite 900, Salt Lake City, Utah 84101. The address for Mr. Silver is 17 Avalon Court, Bethesda, Maryland 20816. The address for Mr. Kolenik is 35 Elizabeth Drive, Laurel Hollow, New York 11791.
<F2>  Assumes no exercise of the Class A Warrants, the Bridge
      Warrants and the Attorney's Warrants and no conversion of outstanding shares of the Company's Series A, Series B and Series C Preferred Stock into Common Stock.
<F3>  Does not include 106,000 options granted to Mr. Motter under the Company's 1995 Option Plan.
<F4>  Includes 2,000 shares held by William E. Millar, Mr.
      Millar's father, 1,000 shares held by Michael S. Millar, Mr. Millar's brother; and 100 shares to Nathan Glynn, Mr. Millar's nephew. Mr. Millar disclaims beneficial ownership of these 3,100 shares. Does not include 84,000 options granted to Mr. Millar under the Company's 1995 Option Plan.
<F5>  Does not include 20,000 options granted to each of the five directors under the Company's 1995 Option Plan.
<F6>  Does not include 250 shares of Series C Convertible
      Preferred Stock held by each of the four management directors.
<F7>  Does not include 2,000 shares of Series C Convertible
      Preferred Stock held by Patrick M. Kolenik.


Item 12. Certain Relationships and Related Transactions

      The information set forth herein describes certain transactions between the Company and certain affiliated parties. Future transactions, if any, will be approved by a majority of the disinterested members of the Company and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

      The Company subcontracts the manufacture of its Precisionist 3000 Plus(trademark) and Precisionist Thirty Thousand(trademark) Workstation to one of its shareholders, Zevex, Inc. ("Zevex") which is located in Salt Lake City, Utah. On September 23, 1996, the Company entered into a Design, Engineering and Manufacturing Agreement with Zevex for the engineering and manufacture of the Workstation and Precisionist Thirty Thousand(trademark). As of December 31, 1997, Zevex has manufactured and delivered 39 systems to the Company. However, the agreement can be terminated at any time by the Company if Zevex fails for two consecutive quarters to timely fulfill the Company's purchase orders, or by Zevex if the Company fails to timely make the payments required by the agreement after having received a 20 day notice from Zevex demanding payment. Zevex is also under an exclusive contract with the Company, which expires September 23, 1999, that prohibits Zevex from manufacturing complete ultrasound or laser surgical systems for any other company, without permission from the Company. For the fiscal years ended September 30, 1996, the three month period ended December 31, 1996 and the fiscal year ended December 31, 1997, the Company purchased design and manufacturing services in the amounts of $353,949, $30,386 and $1,070,000, respectively, from Zevex.

      On January 8, 1997, the Company subcontracted the subassembly of the laser module piece of the Photon(trademark) Laser Phaco(trademark) from Sunrise Technologies, Inc. ("Sunrise"). During the 12 month period ending December 31, 1997, the Company purchased 10 laser module subassemblies for a total purchase price of $160,000, from Sunrise whose president was a member of the Company's Board of Directors at the time the manufacturing agreement was signed.

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

      The Photon(trademark) LaserPhaco(trademark) system is protected under a United States patent issued in 1987 to Daniel
M. Eichenbaum, M.D. (U.S. Patent Number 4,694,828) for the utility and methods of laser ablation, aspiration and irrigation of tissue through a hand-held probe of a unique design and assigned to Photomed, a corporation owned in part by Dr. Eichenbaum. The Company secured the exclusive worldwide right to this patent shortly after its issue, and to the international patents pending, from Photomed by means of a License Agreement that entitled Dr. Eichenbaum to royalty payments equal to 1% of the proceeds from the net commercial sales of the Photon(trademark) LaserPhaco(trademark) system and accessories in all medical specialties. The License Agreement terminates July 7, 2003. The License Agreement was amended on December 5, 1997 to allow Photomed the right to conduct research, development and marketing utilizing the patent in certain medical sub-specialties other than ophthalmology for which the Company would receive royalty payments equal to 1% of the proceeds from the net sales of products utilizing the patent.

      Mr. Mackey, Secretary and a director of the Company since September 1995, is President and a shareholder of the law firm of Mackey Price & Williams, which has rendered legal services to the Company since February 1995 in connection with this public stock offering and other corporate matters. Legal fees and expenses paid to Mackey Price & Williams for the fiscal year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal year ended September 30, 1996 totaled $118,765, $25,468 and $234,504, respectively. The Company also granted Mackey Price & Williams warrants to purchase 25,000 shares of Common Stock at $3.33 per share in partial payment for legal services relating to the public stock offering.

      Mr. Kolenik, a director of the Company since November 1997, is a former director of Win Capital Corp. ("Win"), the Placement Agent for the Series C Convertible Preferred Stock offering. Under the terms of an agency agreement with Win, the Company agreed to pay to Win a commission equal to 9% of the aggregate purchase price of the Shares sold, or $269,820. Win was also paid a non-accountable expense allowance equal to 3% of the aggregate purchase price of the Shares sold. The Company has also entered into an agreement with Win dated August 20, 1997, wherein Win agreed to perform unspecified investment banking services for the Company for a two year period, for which the Company agreed to pay Win a monthly retainer of $2,000 for the first six months of the agreement, $4,000 per month for the second six months, and $6,000 per month for the remainder of the agreement. In addition, the Company issued Win Warrants to purchase 191,000 shares of Common Stock at $3.00 per share in connection with the investment banking agreement and additional warrants to purchase 100,000 shares of Common Stock at $3.00 per share for services rendered in the private placement of Series C Convertible Preferred Stock.


               PART IV

Item 13. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      The following Exhibits are filed herewith pursuant to Rule
601 of Regulation S-B or are incorporated by reference to previous filings.

Table No.         Document

 2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)**
 3.1        Certificate of Incorporation(1)
 3.2        Bylaws(1)
 4.1        Warrant Agency Agreement with Continental Stock
            Transfer & Trust Company(3)
 4.2        Specimen Common Stock Certificate (2)
 4.3        Specimen Class A Warrant Certificate(2)
 4.4        Form of Class A Warrant Agreement(2)
 4.5        Underwriter's Warrant with Kenneth Jerome & Co.,
            Inc.(3)
 4.6        Attorney's Warrant with Mackey Price & Williams(1)
 4.7        Warrant to Purchase Common Stock with Win Capital
            Corp.
 4.8        Specimen Series C Convertible Preferred Stock
            Certificate
 4.9 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock
10.1        Exclusive Patent License Agreement with Photomed(1)
10.2        Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3        Confidential Disclosure Agreement with Zevex, Inc.(1)
10.4        Indemnity Agreement with Zevex International, Inc.(1)
10.5        Manufacturing Agreement with Sunrise Technologies,
            Inc.(1)
10.6        Royalty Agreement dated January 30, 1992, with Dennis
            L. Oberkamp Design Services(1)
10.7 Indemnity Agreement dated January 30, 1992, with Dennis L. Oberkamp Design Services(1)
10.8 Royalty Agreement (for Ultrasonic Phaco Handpiece) with Dennis L. Oberkamp DesignServices(1)
10.9        Lease Agreement with Eden Roc
10.10       Settlement and Release Agreement with Douglas A.
            MacLeod(1)
10.11       Form of Indemnification Agreement(1)
10.12       1995 Stock Option Plan and forms of Stock Option
            Grant Agreements(1)
10.13 Form of Promissory Note between the Company and third parties(1)
10.14 Form of Warrant to Purchase Common Stock between the Company and third parties(1)
10.15       Employee's Lock-Up Agreement(1)
10.16       Registering Shareholders Lock-Up Agreement(3)
10.17       Employment Agreement with Thomas F. Motter(1)
10.18       Employment Agreement with Robert W. Millar(1)
10.19       Employment Agreement with Jack W. Hemmer(1)
10.20       Amendment of Settlement and Release Agreement with
            Douglas A. MacLeod(3)
10.21       Design, Engineering and Manufacturing Agreement with
            Zevex, Inc.(5)
10.22       License and Manufacturing Agreement with O.B.F. Labs,
            Ltd.
10.23       Settlement Agreement with Estate of H.L. Federman
10.24       Agreement with Win Capital Corp.
10.25       12% Convertible, Redeemable Promissory Note
10.26       Securities Exchange Agreement
23.1        Consent of Medical Laser Insight(3)
23.2        Consent of Frost & Sullivan(3)
23.3        Consent of Ophthalmologists Times(3)

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2, as filed on June 28, 1996.
(5) Incorporated by reference from Annual Report on Form 10-KSB, as filed on December 30, 1996

      (b)  Reports on Form 8-K

      On January 7, 1998, the Company filed a report on Form 8-K regarding pro forma financial statements as of November 30, 1997.

      On February 18, 1998, the Company filed a report on Form
8-K regarding pro forma financial statements as of December 31, 1997.

      On February 27, 1998, the Company filed a report on Form
8-K regarding pro forma financial statements as of January 31, 1998.

             SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PARADIGM MEDICAL INDUSTRIES, INC.



Dated:  April 14, 1998         Thomas F. Motter
                               Chairman of the Board,
                               President and Chief Executive
                               Officer


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

    Signature                 Title                        Date
    ---------                 -----                        ----

Thomas F. Motter    Chairman of the Board,       April 14, 1998
                    President and Chief
                    Executive Officer
                    (Principal Executive
                    Officer)


Michael W. Stelzer  Vice President of            April 14, 1998
                    Operations, Chief
                    Operatingng Officer
                    and Director


Robert W. Millar    Vice President of            April 14, 1998
                    Engineering and
                    and Manufacturing
                    and Director



John W. Hemmer     Vice President of             April 14, 1998
                   Finance, Treasurer,
                   Chief Financial Officer
                   and Director (Principal
                   Financial and Accounting
                   Officer)


Randall A. Mackey  Secretary and Director        April 14, 1998

-----------------   Director                     April   , 1998
William C. Fitzhugh

-----------------   Director                     April   , 1998
David M. Silver

-----------------   Director                     April   , 1998
Patrick M. Kolenik