Form 10-Q
period 1998-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 1998-05-21
CIK 916444

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.

                              FORM 10QSB

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998                Commission File
                                                Number: 0-28498

                  PARADIGM MEDICAL INDUSTRIES, INC.
                  ---------------------------------
                     Exact Name of Registrant


          DELAWARE                             87-0459536
-------------------------                 ---------------------
(State or other jurisdiction              IRS Identification
of incorporation or organization)              Number

1127 West 2320 South, Suite A,
Salt Lake City, Utah                                    84119
---------------------------------               ----------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number,
  including Area Code                           (801) 977-8970

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X          NO
                    -----          -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.


Class A Common Stock, $.001 par value            3,830,358
-------------------------------------     --------------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          March 31, 1998

Series A Preferred, $.001 par value                36,122
-----------------------------------       ---------------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          March 31, 1997

Series B Preferred, $.001  par value               33,236
------------------------------------      ---------------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          March 31, 1998

Series C Preferred, $.001  par value                 29,980
------------------------------------      ---------------------
      Title of Class                      Number of Shares
                                          Outstanding as of
                                          March 31, 1998

Transitional Small Business Disclosure Format

                  YES         NO  X
                      -----      ------

                       PARADIGM MEDICAL INDUSTRIES, INC.
                                  FORM 10QSB

                         QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION


                                                       Page
                                                        No.
                                                    --------

Item 1.  Financial Statements

      Balance Sheets (unaudited) - March 31, 1998
      and December 31, 1997. . . . . . . . . . . . . 3 to 4

      Statements of Operations (unaudited) for
      the three months ended March 31, 1998 and
      March 31, 1997. . . . . . . . . . . . . . . .  5

      Statements of Cash Flows (unaudited) for
      the three months ended March 31, 1998 and
      March 31, 1997. . . . . . . . . . . . . . . .  6

      Notes to Financial Statements (unaudited). . . 7 to 8


Item 2.

      Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations . . . . . . . . . . . . . . . . . . 8 to 11


                     PART II - OTHER INFORMATION

      Other Information. . . . . . . . . . . . . . . 11

      Signature Page . . . . . . . . . . . . . . . . 12

                      PARADIGM MEDICAL INDUSTRIES, INC.
                              BALANCE SHEETS
                               (UNAUDITED)

                                     March 31,       December 31,
                                      1998               1997
                                    ----------       ------------
                                    (Unaudited)       (Audited)
ASSETS
Current assets:
 Cash and cash equivalents            $1,865,429      $  886,558
 Trade accounts receivable               319,223         120,853
 Inventories                             793,751         833,930
 Prepaid expenses                         20,650          15,787
                                      ----------      -----------
      Total current assets             2,999,053       1,857,128
Prepaid Financing Costs                                  164,776
Deferred charges, net                    290,832         309,396
Property and equipment, net              115,987         121,274
                                      ----------      ----------
      Total assets                    $3,405,872      $2,452,574
                                      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                $  80,356      $  243,206
 Accounts payable - related parties      460,583         458,467
 Accrued expenses                        109,129         349,930
 Note payable to bank - current            2,752           3,620
 Purchase Deposits                        35,000
                                       ---------      ----------
      Total current liabilities          687,820       1,055,223
Note payable, less current portion        89,757       1,081,996
                                       ---------      ----------
      Total liabilities                  777,577       2,137,219
                                       ---------      ----------

Stockholders' equity:
 Preferred stock. $.001 par
  value authorized:
 5,000,000 shares
   Series A, $.001 par value,
    authorized: 500,000 shares;
    issued and outstanding:
    50,122 shares at December
    31, 1997 and 36,122 shares
    at March 31, 1998
    (aggregate liquidation
    preference of $200,488 on
    December 31, 1997 and                   36                50
    $144,488 on March 31, 1998
   Series B, $.001 par value
    authorized: 500,000 shares;
    issued and outstanding:
    45,383 shares at December 31,
    1997 and 33,236 shares at
    March 31, 1998 (aggregate
    liquidation preference of
    $181,532 on December 31, 1997 and       33                45
    $132,944 on March 31, 1998
  Series C, $.001 par value authorized:
    30,000 shares; issued and
    outstanding: 29,980 shares at
    March 31, 1998                          30
    Additional paid-in capital,
    preferred stock                    3,047,024         318,355
 Common stock, $.001 par value,
    authorized: 20,000,000 shares;
    issued and outstanding
    3,798,981 shares at December
    31, 1997 and 3,830,358 shares
    at March 31, 1998                      3,830           3,799
    Additional paid-in-capital
    common stock                       8,405,619       8,280,142
    Treasury stock, 2,600 shares,
    at cost                               (3,777)         (3,777)
    Unearned Compensation               (376,993)       (260,253)
    Accumulated deficit               (8,447,507)     (8,023,006)
                                     -----------      ----------
      Total stockholders' equity       2,628,295         315,355
                                     -----------      ----------
      Total liabilities and
      stockholders' equity           $ 3,405,872     $ 2,452,574
                                     ===========     ===========

                   PARADIGM MEDICAL INDUSTRIES, INC.
                       STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                          Three months ended
                                               March 31,
                                       -------------------------
                                          1998           1997
                                       -----------    ----------
                                       (Unaudited)   (Unaudited)
Sales                                  $  351,382     $  256,415

Cost of sales                             177,277        117,768
Amortization of deferred charges           18,564
                                       ----------     ----------
Net cost of sales                         195,841        117,768
                                       ----------     ----------
      Gross profit                        155,541        138,647
                                       ----------     ----------
Operating expenses:
 Marketing and selling                    156,576        112,152
 General and administrative               348,337        458,788
 Research and development                  61,044        394,633
                                       ----------     ----------
      Total operating expenses            565,957        965,573
                                       ----------     ----------
Operating loss                           (410,416)      (826,926)
                                       ----------     ----------
Other income (expense):
 Interest income                           11,072         24,475
 Interest expense                         (24,674)          (463)
                                       ----------     ----------
                                          (13,602)        24,012
                                       ----------     ----------
Net loss                                 (424,018)      (802,914)
                                       ----------     ----------
Net loss attributable to common
 shareholders                           $(424,018)    $(802,914)
                                       ==========     =========
Net loss per common share                 $(0.11)        $(0.24)
                                       ==========     =========
Shares used in computing net loss
 per common share                       3,830,358      3,386,356
                                       ==========     ==========

                     PARADIGM MEDICAL INDUSTRIES, INC.
                        STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                         Three months ended
                                                March 31,
                                       -------------------------
                                         1998              1997
                                       ------------   ----------
                                       (Unaudited)    (Unaudited)
Cash flows from operating activities:
 Net loss                                $(424,018)    $(802,914)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Depreciation and amortization            7,586         6,804
    Amortization of deferred charges        18,564         5,748
    Common stock issued for compensation       0          41,810

   Increase (decrease) from changes in:
     Trade accounts receivable            (217,206)     (163,166)
     Inventories                           181,015      (365,358)
     Prepaid expenses                         (752)       (7,664)
     Deposits                                 -             -

   Deferred public offering costs:
     Accounts payable - related parties     48,428       966,382
     Trade accounts payable               (128,182)       63,664
     Accrued expenses                     (247,209)     (246,463)
                                       -----------    ----------
     Net cash used in operating
      activities                          (761,774)     (501,157)
                                       -----------    ----------
Cash flows from investing activities:
 Purchase of property and equipment         (7,208)       (9,311)
 Purchase of marketable debt
  securities - available for sale                           (258)
 Purchase of engineering services                       (329,105)
 Depreciation from disposed PP&E               207
                                       -----------    -----------
   Net cash used in investing
    activities                              (7,001)     (338,674)
                                       -----------    ----------
Cash flows from financing activities:
 Interest Payable, 12% Promissory Notes     22,435
 Proceeds from exercise and warrants                       41,625
 12% Promissory Notes Converted to
   "C" Preferred                          (995,000)
 Principal payments on notes payable        (5,852)         (790)
 Net Proceeds for Series "C" Stock
   Issue                                  2,741,640
  Net Equity Change for period               (9,188)
  Net cash provided by financing
   activities                             1,754,035        40,835

Net increase (decrease) in cash
 and cash equivalents                       985,260     (798,996)
 Cash and cash equivalents at
   beginning of period                      880,206     2,468,988
                                       ------------   -----------
Cash and cash equivalents at
 end of period                          $ 1,865,466    1,669,992
                                       ============   ==========

Supplemental disclosure of cash
 flow information:
   Cash paid for interest                 $   899       $    463

                     PARADIGM MEDICAL INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

1.    Significant Accounting Policies:

      In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of March 31, 1998, and the results of its operations for the three months ended March 31, 1997 and 1998, and its cash flows for the three months ended March 31, 1997 and 1998. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

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

2.    Legal Proceedings:

      The Company is not a party to any legal proceedings.

3.    Preferred Stock Conversions:

      Under the Company's Articles of Incorporation, holders of the Company's preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of
1.2 shares of common stock for each share of preferred stock. During the three month period ended March 31, 1998, 14,000 shares of Series A Preferred Stock and 12,147 shares of Series B Preferred Stock were converted into 16,800 and 14,577 shares of the Company's common stock, respectively.

4.    Series C Preferred Stock

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

5.    Warrants

      In connection with the private placement of Series C Preferred Stock, The Company issued to WIN Capital Corp. a warrant to purchase 100,000 shares of the Company's common stock at a price of $3.00 per share expiring March 3, 2001. The Company has recorded the fair value of the warrant at $166,000 which is being recognized as expense over an eighteen month period.

6.    Related Party Transactions:

      The Company has subcontracted the manufacturing of its Precisionist and Photon laser cataract systems to a company that is a shareholder. During the three month period ended March 31, 1998, the Company purchased design and manufacturing services from that company in the amount of $2,116 and as of March 31, 1998 owed that company $460,583 which is included in accounts payable.

      In 1988, the Company signed an exclusive patent license agreement with a company which owns the patent for the laser probe. This Company is owned by a shareholder of the Company. The agreement provides for the payment of a 1% royalty on all sales proceeds related to the Photon machine. The agreement terminates on July 7, 2003. In the quarter ended March 31, 1998, the Company paid royalties of $4,811.

      A law firm, of which a director of the Company is a partner, had rendered legal services to the Company. During the three month period ended March 31, 1998, the Company paid this firm $30,224 for legal services, and as of March 31, 1998, owed this firm $7,718, which is included in accounts payable.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

      The followings Management's Discussion and Analysis of Financial Condition and results of Operations contains forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed in this section. The Company's fiscal year runs from January 1 to and including December 31.

General

      The Company is engaged in the design, development, manufacture and sale of high technology eyecare products. The
Company's surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. The Company's diagnostic instrument is designed to measure intraocular pressure and ocular blood flow for the detection and treatment of glaucoma. Paradigm's activities for the three months ended March 31, 1998 include domestic and international sales of the Precisionist 3000 Plus(trademark) and the Precisionist ThirtyThousand(trademark) Ocular Surgery
Workstation(trademark) cataract surgery systems, domestic sales of the Blood Flow Analyzer, and research and development on the Photon(trademark) laser cataract removal system which received FDA approval for expansion to Phase II Clinical Trials on May 19, 1998.
Paradigm's activities for the three months ended March 31, 1997 include domestic and international sales of the Precisionist 3000
Plus(trademark), the Precisionist ThirtyThousand(trademark) and the Photon(trademark) laser cataract system as well as primary research for other new products and businesses.

Results of Operations

      Sales increased by $94,967 or 37% to $351,382 for the three months ended March 31, 1998 from $256,415 for the comparable period in 1997. The increase in sales was a result of the Company launching the Blood Flow Analyzer System(trademark) and increased sales of the Precisionist ThirtyThousand(trademark) Ocular Surgery Workstation(trademark). Cost of sales increased $78,073 or 66% to $195,841 for the three months ended March 31, 1998 from $177,768 for the comparable period in 1997 as a result of the increased sales. The gross margin for the three months ended March 31, 1998 of 44% is lower than the gross margin for the comparable period in 1997 of 46%. If the amortization of deferred charges of $18,567, a non-cash expense, is excluded for the three months ended March 31, 1998, the gross margin is 49.5% or significantly higher than the 46% for the comparable period in 1997 due to higher sales of the Precisionist ThirtyThousand(trademark) Workstation.

      Marketing and selling expenses increased by $44,424 or 40% to $156,576 for the three months ended March 31 1998 from $112,152 for the comparable period in 1997. The increase was a result of the Company adding four additional sales representatives and increasing promotional activities in anticipation of launching the Blood Flow Analyzer(trademark) and in increased sales of the Precisionist ThirtyThousand(trademark) Ocular Surgery Workstation(trademark).

      General and administrative expenses decreased by $110,451 or 24% to $348,337 for the three months ended March 31, 1998, from $458,788 for the comparable period in 1997. This reduction was a result of a restructuring that eliminated four positions.

      Research and development expenses decreased by $333,589 or 73% to $61,044 for the three months ended March 31, 1998 from
$458,788 for the comparable period in 1997.   This sharp decline
can be attributed to the completion of the design and engineering phase of the Precisionist ThirtyThousand(trademark) Ocular Surgery Workstation(trademark).

Upgrades

      To garner sales, the Company offers the ultrasonic Precisionist(trademark) system with an unconditional arrangement under which the customer may trade in their Precisionist(trademark) system to upgrade to a Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) or, upon FDA clearance, a Photon(trademark) laser cataract system when that system becomes available. Under this arrangement, the customer receives full credit for the trade in purchase price of the Precisionist(trademark) system against the price of the new Precisionist ThirtyThousand(trademark) Ocular Surgery System(trademark) of Photon(trademark) laser cataract system.

      In the March 31, 1998 quarter, there have been no trade-in sales in which the customer has upgraded a Precisionist(trademark) system to the Precisionist
ThirtyThousand(trademark) Ocular Surgery System(trademark) compared with two trade-in sales in the quarter ended March 31, 1997.

Liquidity and Capital Resources

      The Company used cash in operating activities of $761,774 for the three months ended March 31, 1998 compared to $501,157 for the comparable period in 1997. The Company used cash in investing activities of $7,208 for the three months ended March 31, 1998 compared to $338,674 for the comparable period in 1997 primarily due to a reduction of $329,105 of engineering services in the quarter ended March 31, 1998 compared to the comparable period in 1997. The Company received cash from financing activities of $1,754,035 for the three months ended March 31, 1998, compared to $40,835 which the Company received in a similar period in 1997. In addition the Company wrote off prepaid financing costs of $164,776 associated with the exchange of the 12% Convertible Notes into the Series C Preferred Stock.

      At March 31, 1998, the Company had net operating loss carryforwards (NOLs) of approximately $7,497,000 and research and development tax credit carryforwards of approximately $63,700. These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2011. Because the Company has yet to recognize significant revenue from the sale of its Photon(trademark) laser cataract system, a 100% valuation allowance has been provided in full for these deferred tax assets. The Company's ability to use its NOLs to offset future income taxes may be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions could limit the Company's future use of its NOLs if there is a cumulative ownership change of more than 50%, which would include the changes of ownership related to the offering.

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

Table No.         Document

 2.1        Amended Agreement and Plan of Merger between Paradigm
             Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
 3.1        Certificate of Incorporation(1)
 3.2        Bylaws(1)
 4.1        Warrant Agency Agreement with Continental Stock
             Transfer & Trust Company(3)
 4.2        Specimen Common Stock Certificate (2)
 4.3        Specimen Class A Warrant Certificate(2)
 4.4        Form of Class A Warrant Agreement(2)
 4.5        Underwriter's Warrant with Kenneth Jerome & Co.,
             Inc.(3)
 4.6        Attorney's Warrant with Mackey Price & Williams(1)
 4.7        Warrant to Purchase Common Stock with Win Capital
             Corp.(6)
 4.8        Specimen Series C Convertible Preferred Stock
             Certificate(6)
 4.9        Certificate of the Designations, Powers, Preferences
             and Rights of the Series C Convertible Preferred
             Stock(6)
10.1        Exclusive Patent License Agreement with Photomed(1)
10.2        Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3        Confidential Disclosure Agreement with Zevex, Inc.(1)
10.4        Indemnity Agreement with Zevex International, Inc.(1)
10.5        Manufacturing Agreement with Sunrise Technologies,
             Inc.(1)
10.6        Royalty Agreement dated January 30, 1992, with Dennis
             L. OberkampDesign Services(1)
10.7        Indemnity Agreement dated January 30, 1992, with
             Dennis L. OberkampDesign Services(1)
10.8        Royalty Agreement (for Ultrasonic Phaco Handpiece)
             with Dennis L.Oberkamp Design Services(1)
10.9        Lease Agreement with Eden Roc(6)
10.10       Settlement and Release Agreement with Douglas A.
             MacLeod(1)
10.11       Form of Indemnification Agreement(1)
10.12       1995 Stock Option Plan and forms of Stock Option
             Grant Agreements(1)
10.13       Form of Promissory Note between the Company and third
             parties(1)
10.14       Form of Warrant to Purchase Common Stock between the
             Company and third parties(1)
10.15       Employee's Lock-Up Agreement(1)
10.16       Registering Shareholders Lock-Up Agreement(3)
10.17       Employment Agreement with Thomas F. Motter(1)
10.18       Employment Agreement with Robert W. Millar(1)
10.19       Employment Agreement with Jack W. Hemmer(1)
10.20       Amendment of Settlement and Release Agreement with
             Douglas A. MacLeod(3)
10.21       Design, Engineering and Manufacturing Agreement with
             Zevex, Inc.(5)
10.22       License and Manufacturing Agreement with O.B.F. Labs,
             Ltd.(6)
10.23       Settlement Agreement with Estate of H.L. Federman(6)
10.24       Agreement with Win Capital Corp.(6)
10.25       12% Convertible, Redeemable Promissory Note(6)
10.26       Securities Exchange Agreement(6)
23.1        Consent of Medical Laser Insight(3)
23.2        Consent of Frost & Sullivan(3)
23.3        Consent of Ophthalmologists Times(3)
27          Financial Data Schedule


(1)         Incorporated by reference from Registration Statement
             on Form SB-2, as filed on March 19, 1996.
(2)         Incorporated by reference from Amendment No. 1 to
             Registration Statement on Form SB-2, as filed on May
             14, 1996.
(3)         Incorporated by reference from Amendment No. 2 to
             Registration Statement on Form SB-2, as filed on June 13, 1996.
(4)         Incorporated by reference from Amendment No. 3 to
             Registration Statement on Form SB-2, as filed on June 28, 1996.
(5)         Incorporated by reference from Annual Report on Form
             10-KSB, as filed on December 30, 1996
(6)         Incorporated by reference from Annual Report on Form
             10-KSB, as filed on April 16, 1998
      (b)  Reports on Form 8-K

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

                           REGISTRANT

                PARADIGM MEDICAL INDUSTRIES, INC.
                ---------------------------------
                           Registrant


DATED:  May 20, 1998    By:   Michael W. Stelzer
                              Chief Operating Officer



DATED:  May 20, 1998    By:   John W. Hemmer
                              Treasurer and Chief Financial
                               Officer (Principal Financial and
                               Accounting
                                 Officer)