Form 10-Q
period 1998-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 1998-08-19
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998                  Commission File Number: 0-28498


                        PARADIGM MEDICAL INDUSTRIES, INC.
                            Exact Name of Registrant.

          DELAWARE                                          87-0459536
(State or other jurisdiction                            IRS Identification
of incorporation or organization)                             Number

1127 West 2320 South, Suite A, Salt Lake City, Utah             84119
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
  including Area Code                                     (801) 977-8970

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X          NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Common Stock, $.001 par value                                  3,922,128
-------------------------------                               ------------
         Title of Class                                     Number of Shares
                                                            Outstanding as of
                                                              June 30, 1998

Series A Preferred, $.001 par value                              36,122
------------------------------------                           ----------
         Title of Class                                     Number of Shares
                                                            Outstanding as of
                                                              June 30, 1998

Series B Preferred, $.001  par value                             33,236
-------------------------------------                          -----------
         Title of Class                                     Number of Shares
                                                             Outstanding as of
                                                              June 30, 1998

Series C Preferred, $.001  par value                             29,980
-------------------------------------                          -----------
         Title of Class                                     Number of Shares
                                                            Outstanding as of
                                                              June 30, 1998
Transitional Small Business Disclosure Format

         YES             NO  X

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                 FORM 10-QSB/A-1

                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                      Page No.

Item 1.  Financial Statements

Balance Sheets (unaudited) - June 30, 1998 and
December 31, 1997                                                         3

Statements of Operations (unaudited) for the three months
and the six months ended June 30, 1998 and June 30, 1997                  5

Statements of Cash Flows (unaudited) for the six months
ended June 30, 1998 and June 30, 1997                                     6

Notes to Financial Statements (unaudited)                                 7

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                                                8


PART II - OTHER INFORMATION

Other Information                                                        11

Signature Page                                                           13

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                        June 30,          December 31,
                                                                                         1998                1997
                                                                                      (Unaudited)          (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $  1,324,885           $ 886,558
  Trade accounts receivable                                                               638,639             120,853
  Inventories                                                                             892,438             833,930
  Prepaid expenses                                                                         35,770              15,787
                                                                                     ------------           ---------
        Total current assets                                                            2,891,732           1,857,128
 Prepaid financing costs                                                                   -                  425,029
Capitalized engineering and design charges                                                272,268             309,396
Property and equipment, net                                                               109,676             121,274
                                                                                    -------------         -----------
        Total assets                                                                $   3,273,676         $ 2,712,827
                                                                                    =============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                             $     31,731         $   243,206
  Accounts payable - related parties                                                       61,583             458,467
  Accrued expenses                                                                        262,324             349,930
  Note payable to bank - current                                                            3,620               3,620
  Purchase Deposits                                                                        10,500               -
                                                                                    -------------        --------
        Total current liabilities                                                         369,758           1,055,223
Note payable, less current portion                                                         85,244           1,081,996
                                                                                     ------------         -----------
        Total liabilities                                                                 455,002           2,137,219
                                                                                    -------------         -----------

Stockholders' equity:
  Preferred stock, authorized:
  5,000,000 shares, $.001 par value
      Series A
        Authorized:  500,000 shares; issued and
        outstanding: 50,122 shares at December 31, 1997
        and 36,122 shares at June 30, 1998                                                     36                  50

     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 45,383 shares at December 31, 1997
        and 33,236 shares at June 30, 1998                                                     33                  45

   Series C
        Authorized: 30,000 shares; issued and
        outstanding: 29,980 shares at June 30, 1998                                            30

Common stock, authorized: 20,000,000 shares; issued and
  outstanding 3,798,931 shares at December 31, 1997 and
  3,922,128 shares at June 30, 1998                                                         3,922               3,799
Additional paid-in-capital                                                             16,687,157           8,833,897
Treasury stock, 2,600 shares, at cost                                                      (3,777)             (3,777)
Accumulated deficit                                                                   (13,868,728)         (8,258,406)
                                                                                      ------------        ------------
                                        3

        Total stockholders' equity                                                      2,818,673             575,608
                                                                                      -----------         -----------
        Total liabilities and stockholders' equity                                   $  3,273,676         $ 2,712,827
                                                                                     ============         ===========




                        PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three months ended                Six months ended
                                                                  June 30,                          June 30,
                                                             1998             1997            1998            1997
                                                             ----             ----            ----            ----
                                                          (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)

Sales                                                       $ 625,854       $ 103,992       $ 977.536        $ 360,407

Cost of sales                                                 300,462          83,043         477,932          195,063
Amortization of capitalized engineering and
    and design charges                                         18,564          18,564          37,128           24,312
                                                       ---------------     ----------     -----------        ---------

Net cost of sales                                             319,026         101,607         515,060          219,375
                                                        -------------      ----------      ----------       ----------

       Gross profit                                           306,828           2,385         462,476          141,032
                                                       --------------   -------------     -----------        ---------

Operating expenses:
    Marketing and selling                                     200,707         139,600         358,870          251,752
    General and administrative                                297,607         316,268         631,674          775,056
    Research and development                                  162,939         119,281         226,171          513,914
                                                       --------------      ----------     -----------          -------

       Total operating expenses                               661,253         575,149       1,216,715        1,540,722
                                                       --------------     -----------      ----------        ---------

Operating loss                                               (354,425)       (572,764)       (754,239)      (1,399,690)
                                                       --------------     -----------     -----------      -----------

Other income (expense):
    Interest income                                            32,758          17,963          43,829           42,438
    Interest expense                                           (5,214)           (443)        (29,888)            (906)
                                                       ---------------    -----------   -------------      -----------
       Total other income                                      27,543          17,520          13,941           41,532

    Net loss                                            $    (326,882)    $  (555,224)    $  (740,298)     $(1,358,158)
                                                        -------------     ------------    ------------     -----------

Net operating loss per common share                    $        (0.08)    $     (0.16)   $      (0.19)    $      (0.39)
                                                       ===============   =============   =============    =============

Non-cash preferred stock dividend on Series "C"                                          $ (4,870,023)1   $          -
Net loss attributable to common shareholders, after
   non-cash preferred dividend                                                           $ (5,610,321)    $ (1,358,158)
Net loss per common share, after non-cash
   preferred dividend                                                                    $     (1.45)     $      (0.39)
                                                                                          ============    =============

Shares used in computing net loss per common share          3,876,000       3,500,000       3,850,000        3,465,000


--------

1Based on EITF D-60,  the difference  between the conversion  price per share of the Series "C"  Preferred  stock and the grant dates'  market price per share of the Common into which the  preferred  stock is  convertible,  multiplied  by the number of common shares into which the preferred stock is  convertible,  must be recognized as a non-cash dividend.
                                        5

                        PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                Six months ended

                                                                                                     June 30,
                                                                                               1998            1997
                                                                                           (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net loss                                                                                   $(740,298)    $(1,358,158)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                                              15,172          18,281
      Amortization of capitalized engineering and design changes                                37,128               -
      Common stock issued for compensation                                                       7,500          60,760

  (Increase) decrease from changes in:
        Trade accounts receivable                                                             (517,786)       (135,878)
        Inventories                                                                            (58,507)       (299,342)
        Prepaid expenses                                                                       (19,983)         (3,325)
        Debt financing cost                                                                    164,776               -
  Increase (decrease) from changes in:
        Trade accounts payable                                                                (211,475)        (10,909)
        Trade accounts payable - related parties                                              (396,884)        (73,053)
        Accrued expenses                                                                        18,368        (144,769)
                                                                                            -----------     -----------
           Net cash used in operating activities                                            (1,701,989)     (1,946,393)
                                                                                            -----------     -----------

Cash flows from investing activities:
  Purchase of property and equipment                                                            (3,573)        (11,216)
  Purchase of marketable debt securities - available for sale                                    -                (258)
  Purchase of engineering services                                                               -            (340,925)
                                                                                            -----------     -----------
    Net cash used in investing activities                                                       (3,573)       (352,399)
                                                                                            -----------     -----------
Cash flows from financing activities:
  Proceeds from exercise of warrants                                                             -              41,632
   Principle payments on notes payable                                                          (1,752)         (1,598)
  Proceeds from lines of credit                                                                  -             980,000
  Restricted cash                                                                                -            (715,464)
  Net Proceeds for Series "C" Stock Issue                                                    1,746,640           -
  90,000 shares Common stock issued to Zevex in an exchange                                    399,000           -
                                                                                            -----------     -----------
    Net cash provided by financing activities                                                2,143,888         304,570
                                                                                            -----------     -----------

Net increase (decrease) in cash and cash equivalents                                           438,326      (1,994,222)
Cash and cash equivalents at beginning of period                                               886,558       2,468,988
                                                                                           -----------     -----------
Cash and cash equivalents at end of period                                                 $ 1,324,884     $   474,766
                                                                                           ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                   $    27,649     $       906


                                        6

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         1.       Significant Accounting Policies:

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of June 30, 1998, and the results of its operations for the three months and the six months ended June 30, 1997 and 1998, and its cash flows for the six months ended June 30, 1997 and 1998. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

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

         3.       Preferred Stock Conversions:

         Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended June 30, 1998 there were no conversions of Class A or Class B Preferred Stock into common stock.

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

         5.       Warrants

         In connection with the private placement of Series C Preferred Stock, the Company issued to Win Capital a warrant to purchase 100,000 shares of the Company's common stock at a price of $3.00 per share, expiring March 3, 2001. The Company has recorded the fair value of the warrant at $336,000, which is being recognized as commission for raising additional capital in the private placement.


         6.       Related  Party Transactions:

         The Company has subcontracted the manufacturing of its Precisionist and Photon laser cataract systems to Zevex International, Inc. ("Zevex"), a shareholder. On June 29, 1998 the Company issued 90,000 shares of common stock at $4.44 per share to Zevex in exchange for extinguishment of $399,000 of debt owed to Zevex. As of June 30, 1998, the Company owed Zevex $61,583, which is included in trade accounts payable-related parties.

         A law firm, of which a director of the Company is a partner, had rendered legal services to the Company. During the three month period ended June 30, 1998, the Company paid this firm $48,704 for legal services, and as of June 30, 1998, owed this firm $7,522, which is included in accounts payable.

         In August, 1997, the Company entered into an investment banking agreement with Win Capital Corp. (Win Capital) for a two-year period that may be extended for an additional year. The Company pays a retainer to Win Capital of $2,000 per month for the first six months, $4,000 per month for the second six months, and $6,000 per month for the remainder of the contract. The Company also issued a warrant to Win Capital to purchase up to 191,000 shares of common stock at a purchase price of $3.00 per share. The warrant expires on August 19, 2000. A director of Win Capital became a director of the Company in 1998.

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

General

         The Company is engaged in the design, development, manufacture and sale of high technology eyecare products. The Company's surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. The Company's diagnostic instrument is designed to measure intraocular pressure and ocular blood flow for the detection and treatment of glaucoma. Paradigm's activities for the six months ended June 30, 1998 include domestic and international sales of the Precisionist 3000 Plus(TM) and the Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM) cataract surgery systems, domestic sales of the Blood Flow Analyzer(TM), and research and development on the Photon(TM) laser cataract removal system which received FDA approval for expansion to Phase II Clinical Trials on May 19, 1998. Paradigm activities also included primary research for other new products.

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Sales increased by $521,862, or 502%, to $625,854 for the three months ended June 30, 1998, from $103,992 for the comparable period in 1997. The increase in sales was a result of the Company launching the Blood Flow Analyzer System(TM) and increased sales of the Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM). Cost of sales increased $217,419, or 214%, to $319,026 for the three months ended June 30, 1998, from $101,607 for the comparable period in 1997, as a result of the increased sales.

  The gross margin for the three months ended June 30, 1998, of 49%, is higher than the gross margin for the comparable period in 1997, of only 2.3%. If the amortization of capitalized engineering and design charges of $18,564, a non-cash expense, is excluded for the three months ended June 30, 1998, the gross margin was 52%. The sales performance for the quarter ended June 30, 1997, was due primarily to the identification of certain software and hardware revisions on the Precisionist Thirty Thousand that had to be made before shipments could be resumed.

         Marketing and selling expenses increased by $61,107, or 44%, to $200,707 for the three months ended June 30, 1998, from $139,600 for the comparable period in 1997. The increase was a result of the Company adding four additional sales representatives and increasing promotional activities in anticipation of launching the Blood Flow Analyzer(TM) and of increased sales of the Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM).

         General and administrative expenses decreased by $18,661 or, 6%, to $297,606 for the three months ended June 30, 1998, from $316,268 for the comparable period in 1997. This reduction was a result of a restructuring that eliminated three positions.

         Research and development expenses increased by $43,658, or 37%, to $162,939 for the three months ended June 30, 1998, from $119,281 for the comparable period in 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Sales increased by $617,129, or 171%, for the six months ended June 30, 1998, from $360,407 for the comparable period in 1997. The increase in sales was the result of the Company launching the Blood Flow Analyzer System TM and increased sales of the Precisionist Thirty Thousand TM Ocular Surgery Workstation TM. Cost of sales increased $282,869, or 145%, to $477,932 for the six months ended June 30, 1998, from $195,063 for the comparable period in 1997.

  As a result of increased sales, the gross margin for the six months ended June 30, 1998, of 47%, is higher than the gross margin for the comparable period in 1997, of 39%. If the amortization of capitalized engineering and design charges for the first six months of $37,128, as of June 30, 1998 and $24,312, as of June 30, 1997, a non-cash expense, are excluded, the gross margin was 51% and 46%, respectively. The sales performance for the six months ended June 30, 1997 was due primarily to the identification of certain software and hardware revisions on the Precisionist Thirty Thousand TM that had to be made before shipments could be resumed.

         Marketing and selling expenses increased by $107,118, or 43%, to $358,870 for the six months ended June 30, 1998, from $251,752 for the comparable period in 1997. The increase was a result of the Company adding four additional sales representatives and of increased promotional activities in anticipation of launching the Blood Flow Analyzer TM and increased sales of the Precisionist Thirty Thousand TM Ocular Surgery Workstation TM.

         General and administrative expenses decreased by $143,382, or 18%, for the six months ended June 30, 1998, from $775,056 for the comparable period in 1997. This reduction was a result of a restructuring that eliminated three positions.

         Research and development expenses decreased by $287,743, or 56%, to $226,171 for the six months ended June 30, 1998, from $513,914 for the comparable period in 1997. The principal reason for the decrease in research and development was the completion of a substantial part of the engineering and design changes on the Precisionist Thirty Thousand TM Ocular Surgery Workstation TM.

Upgrades

         To garner sales, the Company offers the ultrasonic Precisionist(TM) system with an unconditional arrangement under which the customer may trade in their Precisionist(TM) system to upgrade to a Precisionist ThirtyThousand(TM) Ocular Surgery System(TM) or, upon FDA clearance, a Photon(TM) laser cataract system, when that system becomes available. Under this arrangement, the customer receives full credit for the trade-in purchase price of the Precisionist(TM) system against the price of the new Precisionist ThirtyThousand(TM) Ocular Surgery System(TM) or Photon(TM) laser cataract system.

         In the June 30, 1998 quarter, there were two trade-in sales totaling $76,000, in which the customer has upgraded a Precisionist(TM) system to the Precisionist ThirtyThousand(TM) Ocular Surgery System(TM), compared with two trade-in sales in the quarter ended June 30, 1997.

Liquidity and Capital Resources

         The Company's ratio of inventory to quarterly sales for the period ended June 30, 1998 was 1.4, compared to 8.0 in the comparable 1997 quarter. With the launching of two new products within the past fifteen months, management has had to build inventory in anticipation of sales. As a result, the ratio of inventory to quarterly sales had tended to fluctuate widely depending on the company's purchase orders with the manufacturers; the time lags between the purchase order, delivery and sales, the number of demonstration units in the field, the accuracy of the sales forecast, and seasonal factors.

         As of June 30, 1998 working capital was 2,521,974, compared with $801,905 in the same period in 1997. This represented an increase of 214%. Long-term debt showed a 92% decline to $85,244 as of June 30, 1998, versus
$1,081,996 as of June 30, 1997. The principal reason for the improvement in working capital and the decline in long-term debt was the sale of 20,030 shares of Class C Preferred Stock at $100 per share, and the exchange of $995,000 of notes for 9,950 shares of Class C Preferred Stock at $100 per share.

         The Company used cash in operating activities of $1,701,989 for the six months ended June 30, 1998, compared to $1,946,393 for the same period in 1997. The Company used cash in investing activities of $3,573 for the six months ended June 30, 1998, compared to $352,399 for the same period in 1997. The net cash provided by financing activities for the six months ended June 30, 1998 was $2,143,888, compared with $304,570 for a similar period in 1997. The financing activities for the six months ended June 30, 1998 included net proceeds of $1,746,640 from the sale of 20,030 shares of Series "C" Preferred Stock, and $399,000 from the exchange of 90,000 shares of the Company's common stock for cancellation of trade accounts payable-related parties. As a result of these financing transaction, cash and cash equivalents as of June 30, 1998 totaled $1,324,884, compared to $474,766 on June 30, 1997, an increase of $850,118, or
179%.

         At June 30,  1998 the  Company  had net  operating  loss  carryforwards
(NOLs) of approximately $7,100,000 and research and development tax credit carryforwards of approximately $64,000. These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2011. Because the Company has yet to recognize significant revenue from the sale of its Photon(TM) laser cataract system, a 100% valuation allowance has been provided for these deferred tax assets. The Company's ability to use its NOLs to offset future income taxes may be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions could limit the Company's future use of its NOLs if there is a cumulative ownership change of more than 50%, which would include the changes of ownership related to the offering.

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

         The Company has reviewed all recently issued accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

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

Part II: Other Information

Item 5.  Other Information

                  On June 26, 1998, the Company entered into a Co-Distribution Agreement (the "Co-Distribution Agreement") with Pharmacia & Upjohn Company ("Pharmacia & Upjohn") and National Healthcare Manufacturing Corporation ("National Healthcare") which provides for the marketing and sale of a range of ophthalmic products. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia & Upjohn, and National Healthcare, will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist Thirty Thousand TM for distribution and sale under the Co-Distribution Agreement. The Pharmacia & Upjohn products to be distributed as part of the Co-Distribution Agreement include the Healon(R) and Healongv(R) viscoelastic solution and the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery.

                  On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets (the "Agreement") with the Humphrey Systems Division of Carl Zeiss, Inc. ("Humphrey Systems") to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are diagnostic instruments, including the Ultrasonic
         Biometer Model 820, the A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging, and end-user collateral materials for each of the product lines for the sum of $500,000, payable in the form of 78,947 shares of Common Stock which were issued to Humphrey Systems, and 26,316 shares of Common Stock which were issued to Douglas Adams. However, if the net proceeds received by Humphrey Systems from the sale of the shares issued pursuant to the Agreement is less than $375,000 (after payment of commissions, transfer taxes and other expenses relating to the sale of such shares), then the Company is required to issue additional shares of Common Stock, or pay additional funds to Humphrey Systems as is necessary to increase Humphrey Systems' net proceeds from the sale of the assets to $375,000.

                  The rights to the ophthalmic diagnostic instruments that have been purchased from Humphrey Systems under the Agreement compliment both the Company's cataract surgical equipment and its ocular Blood Flow Analyzer TM. The Ultrasonic Biometer calculates the prescription for the intraocular lens to be implanted during cataract surgery. The Ultrasound Pachymeter measures corneal thickness for the new refractive surgical applications that eliminate the need for eyeglasses and for the optometric applications including contact lense fitting. The A/B Scan System combines the Ultrasonic Biometer and ultrasound imaging for advanced diagnostic testing throughout the eye, and is a viable tool for retinal specialists. The Ultrasound Biomicroscope utilizes microscopic digital ultrasound resolution for detection of tumors and improved glaucoma management.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Table No.                  Document

2.1     Amended   Agreement  and  Plan  of  Merger  between   Paradigm   Medical
        Industries,   Inc.,  a  California   corporation  and  Paradigm  Medical
        Industries, Inc., a Delaware corporation(1)
3.1     Certificate of Incorporation(1)
3.2     Bylaws(1)
4.1     Warrant  Agency  Agreement  with  Continental  Stock  Transfer  &  Trust
        Company(3)
4.2     Specimen Common Stock Certificate (2)
4.3     Specimen Class A Warrant Certificate(2)
4.4     Form of Class A Warrant Agreement(2)
4.5     Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6     Attorney's Warrant with Mackey Price & Williams(1)
4.7     Warrant to Purchase Common Stock with Win Capital Corp.
4.8     Specimen Series C Convertible Preferred Stock Certificate
4.9 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock
10.1    Exclusive Patent License Agreement with Photomed(1)
10.2    Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3    Confidential Disclosure Agreement with Zevex, Inc.(1)
10.4    Indemnity Agreement with Zevex International, Inc.(1)
10.5    Manufacturing Agreement with Sunrise Technologies, Inc.(1)
10.6 Royalty Agreement dated January 30, 1992, with Dennis L. Oberkamp Design Services(1)
10.7 Indemnity Agreement dated January 30, 1992, with Dennis L. Oberkamp Design Services(1)
10.8 Royalty Agreement (for Ultrasonic Phaco Handpiece) with Dennis L. Oberkamp Design Services(1)
10.9    Lease Agreement with Eden Roc
10.10   Settlement and Release Agreement with Douglas A. MacLeod(1)
10.11   Form of Indemnification Agreement(1)
10.12   1995 Stock Option Plan and forms of Stock Option Grant Agreements(1)
10.13   Form of Promissory Note between the Company and third parties(1)
10.14 Form of Warrant to Purchase Common Stock between the Company and third parties(1)
10.15   Employee's Lock-Up Agreement(1)
10.16   Registering Shareholders Lock-Up Agreement(3)
10.17   Employment Agreement with Thomas F. Motter(1)
10.18   Employment Agreement with Robert W. Millar(1)
10.19   Employment Agreement with Jack W. Hemmer(1)
10.20   Amendment of Settlement and Release Agreement with Douglas A. MacLeod(3)
10.21   Design, Engineering and Manufacturing Agreement with Zevex, Inc.(5)
10.22   License and Manufacturing Agreement with O.B.F. Labs, Ltd.(6)
10.23   Settlement Agreement with Estate of H.L. Federman(6)

10.24   Agreement with Win Capital Corp.(6)
10.25   12% Convertible, Redeemable Promissory Note(6)
10.26   Securities Exchange Agreement(6)
10.27   Stock   Exchange  for   Satisfaction   of  Debt   Agreement  with  Zevex
        International, Inc.
10.28 Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare Manufacturing Corporation
10.29 Agreement for Purchase and Sale of Assets with Humphrey Systems Division of Carl Zeiss, Inc.
23.1    Consent of Medical Laser Insight(3)
23.2    Consent of Frost & Sullivan(3)
23.3    Consent of Ophthalmologists Times(3)
27      Financial Data Schedule

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2, as filed on June 28, 1996.
(5) Incorporated by reference from Annual Report on Form 10-KSB, as filed on December 30, 1996.
(6) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.

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

                                                    REGISTRANT

                                         PARADIGM MEDICAL INDUSTRIES, INC.
                                         ---------------------------------
                                                    Registrant






DATED: August 18, 1998      By:      /s/ Michael W. Stelzer
                                     ------------------------
                                     Michael W. Stelzer
                                     Vice President of Operations, Secretary and
                                     Chief Operating Officer



DATED: August 18, 1998      By:      /s/ John W. Hemmer
                                     ------------------
                                     John W. Hemmer
                                     Vice President of Finance, Treasurer and
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)