Form 10QSB
period 1998-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 1998-08-21
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.

                                 FORM 10-QSB/A
                               (AMENDMENT NO. 1)

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

     YES  X          NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Common Stock, $.001 par value                        3,830,308
------------------------------------                 -------------
Title of Class                                       Number of Shares
                                                     Outstanding as of
                                                     March 31, 1998

Series A Preferred, $.001 par value                  36,122
------------------------------------                 -------------
Title of Class                                       Number of Shares
                                                     Outstanding as of
                                                     March 31, 1997

Series B Preferred, $.001  par value                 33,236
------------------------------------                 -------------
Title of Class                                       Number of Shares
                                                     Outstanding as of
                                                     March 31, 1998

Series C Preferred, $.001  par value                 29,980
------------------------------------                 -------------
Title of Class                                       Number of Shares
                                                     Outstanding as of
                                                     March 31, 1998

Transitional Small Business Disclosure Format

     YES             NO  X

                       PARADIGM MEDICAL INDUSTRIES, INC.
                                FORM 10-QSB/A-1

                          QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                             No.
                                                                            ----

Item 1.  Financial Statements

     Balance Sheets (unaudited) - March 31, 1998 and
     December 31, 1997                                                        3

     Statements of Operations (unaudited) for the three months
     ended March 31, 1998 and March 31, 1997                                  5

     Statements of Cash Flows (unaudited) for the three months
     ended March 31, 1998 and March 31, 1997                                  6

     Notes to Financial Statements (unaudited)                                7

Item 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                               8


PART II - OTHER INFORMATION

     Other Information                                                        10

     Signature Page                                                           12

                       PARADIGM MEDICAL INDUSTRIES, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)


                                                                                                March 31,         December 31,
                                                                                                  1998              1997
                                                                                                (Unaudited)       (Audited)
               ASSETS
               Current assets:
                    Cash and cash equivalents                                                   $  1,865,429      $    886,558
                    Trade accounts receivable                                                        319,523           120,853
                    Inventories                                                                      893,717           833,930
                    Prepaid expenses                                                                  20,650            15,787
                                                                                                -------------     -------------
                                   Total current assets                                            3,099,319         1,857,128
               Prepaid Financing Costs                                                                 --             425,029
               Capitalized engineering and design changes, net                                       290,832           309,396
               Property and equipment, net                                                           115,987           121,274
                                                                                                -------------     -------------
                                   Total assets                                                 $  3,506,138      $  2,712,827
                                                                                                =============     =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               Current liabilities:
                    Trade accounts payable                                                      $     69,862      $    243,206
                    Accounts payable - related parties                                               460,583           458,467
                    Accrued expenses                                                                  89,446           349,930
                    Interest payable on 12% Promissory Notes                                          22,435              --
                    Note payable to bank - current                                                     3,620             3,620
                    Purchase Deposits                                                                 35,000              --
                                                                                                -------------     -------------
                                   Total current liabilities                                         680,946         1,055,223
                                                                                                -------------     -------------
               Note payable, less current portion                                                     86,137         1,081,996
                                                                                                -------------     -------------
                                   Total liabilities                                                 767,083         2,137,219
                                                                                                -------------     -------------
               Stockholders' equity:
                    Preferred stock, authorized:
                    5,000,000 shares, $.001 par value
                          Series A
                                   Authorized:  500,000 shares; issued and
                                   outstanding: 50,122 shares at December 31, 1997
                                   and 36,122 shares at March 31, 1998
                                                                                                          36                50
                          Series B
                                   Authorized:  500,000 shares; issued and
                                   outstanding: 45,383 shares at December 31, 1997
                                   and 33,236 shares at March 31, 1998
                                                                                                          33                45
                          Series C
                                   Authorized: 30,000 shares; issued and
                                   outstanding: 29,980 shares at March 31, 1998                           30              --

                    Common stock, Authorized: 20,000,000 shares,
                    issued and outstanding: 3,798,931 shares at December 31, 1997
                    and 3,830,308 shares at March 31, 1998                                             3,830             3,799
               Additional paid-in-capital                                                         16,280,749         8,833,897

         Treasury stock, 2,600 shares, at cost                                                        (3,777)           (3,777)
         Accumulated deficit                                                                     (13,541,846)       (8,258,406)
                                                                                                -------------     -------------
                             Total stockholders' equity                                            2,739,055           575,608
                                                                                                -------------     -------------
                             Total liabilities and stockholders' equity                         $  3,506,138      $  2,712,827
                                                                                                =============     =============





                       PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                   Three months ended
                                                                                                         March 31,
                                                                                                1998                  1997
                                                                                            (Unaudited)            (Unaudited)


     Sales                                                                                  $   351,382            $   256,415
                                                                                            ------------           ------------

     Cost of sales                                                                              177,470                117,768
     Amortization of deferred charges                                                            18,564                   --
                                                                                            ------------           ------------
     Net cost of sales                                                                          196,034                117,768
                                                                                            ------------           ------------
                    Gross profit                                                                155,648                138,647
                                                                                            ------------           ------------
     Operating expenses:
          Marketing and selling                                                                 158,162                112,152
          General and administrative                                                            334,068                458,788
          Research and development                                                               63,232                394,633
                                                                                            ------------           ------------

                    Total operating expenses                                                    555,463                965,573
                                                                                            ------------           ------------

     Operating loss                                                                            (399,814)              (826,926)

     Other income (expense):
          Interest income                                                                        11,072                 24,475
          Interest expense                                                                      (24,674)                  (463)
                                                                                            ------------           ------------

                         Total other income                                                     (13,602)                24,012
                                                                                            ------------           ------------


     Net loss                                                                               $  (413,417)           $  (802,914)
                                                                                            ------------           ------------
                                                                                            ------------           ------------

     Net operating loss per common share                                                    $     (0.11)           $     (0.24)
                                                                                            ============           ============

     Non-cash preferred stock dividend on Series "C"                                        ( 4,870,023)<F1>              --

     Net loss attributable to common shareholders, after
        non-cash preferred dividend                                                         $(5,283,440)           $  (802,914)
     Net loss per common share, after non-cash
        preferred dividend                                                                  $     (1.39)           $     (0.24)
                                                                                            ------------           ------------

     Shares used in computing net loss per common share                                       3,815,000              3,386,000


-------------------------------
<F1>Based on EITF D-60, the difference between the conversion price per share of the Series "C" Preferred stock and the grant dates' market price per share of the Common into which the preferred stock is convertible, multiplied by the number of common shares into which the preferred stock is convertible, must be recognized as a non-cash dividend.

                       PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                      Three months ended
                                                                                                          March 31,
                                                                                                   1998                 1997
                                                                                                (Unaudited)           (Unaudited)

     Cash flows from operating activities:
          Net loss                                                                            $  (413,417)         $  (802,914)
          Adjustments to reconcile net loss to net
               cash used in operating activities:
                    Depreciation                                                                    7,586                6,804
                    Amortization of capitalized engineering and design changes                     18,564                5,748
                    Common stock issued for compensation                                             --                 41,810

          (Increase) decrease from changes in:
                         Trade accounts receivable                                               (198,640)            (163,166)
                         Inventories                                                              (59,786)            (365,358)
                         Prepaid expenses                                                          (4,863)              (7,664)
                         Debt financing cost                                                      164,776                 --
          Increase (decrease) from changes in:
                         Trade accounts payable                                                  (173,344)              63,664
                         Trade accounts payable - related parties                                   2,116              966,382
                         Accrued expenses                                                        (130,009)            (246,463)
                                                                                              ------------         ------------
                                Net cash used in operating activities                            (787,047)            (501,157)
                                                                                              ------------         ------------

     Cash flows from investing activities:
          Purchase of property and equipment                                                       (2,298)              (9,311)
          Purchase of marketable debt securities - available for sale
                                                                                                     --                   (258)
          Purchase of engineering services                                                           --               (329,105)

                                                                                              ------------         ------------
               Net cash used in investing activities                                               (2,298)            (338,674)
                                                                                              ------------         ------------

     Cash flows from financing activities:
        Principle payments on notes payable                                                          (859)                (790)
          Interest payable, 12% Promissory Notes                                                   22,435                 --
          Proceeds from exercise and warrants                                                        --                 41,625

          Net Proceeds for Series "C" Stock Issue                                               1,746,640                 --

                                                                                              ------------         ------------
               Net cash provided by financing activities                                        1,768,216               40,835
                                                                                              ------------         ------------

     Net increase (decrease) in cash and cash equivalents                                         978,871             (798,996)

     Cash and cash equivalents at beginning of period                                             886,558            2,468,988
                                                                                              ------------         ------------
     Cash and cash equivalents at end of period                                               $ 1,865,429            1,669,992
                                                                                              ============         ============


     Supplemental disclosure of cash flow information:
          Cash paid for interest                                                              $       899          $       463


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

5. Warrants

In connection with the private placement of Series C Preferred Stock, The Company issued to WIN Capital Corp. a warrant to purchase 100,000 shares of the Company's common stock at a price of $3.00 per share expiring March 3, 2001. The Company has recorded the fair value of the warrant at $336,000 which is being recognized as commission for raising additional capital in the private placement.

6.Related Party Transactions:

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

General

     The Company is engaged in the design, development, manufacture and sale of high technology eyecare products. The Company's surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. The Company's diagnostic instrument is designed to measure intraocular pressure and ocular blood flow for the detection and treatment of glaucoma. Paradigm's activities for the three months ended March 31, 1998 include domestic and international sales of the Precisionist 3000 Plus™ and the Precisionist ThirtyThousand™ Ocular Surgery Workstation™ cataract surgery systems, domestic sales of the Blood Flow Analyzer™, and research and development on the Photon™ laser cataract removal system which received
FDA approval for expansion to Phase II Clinical Trials on May 19, 1998. Paradigm's activities for the three months ended March 31, 1997 include domestic and international sales of the Precisionist 3000 Plus™, the Precisionist ThirtyThousand™ and the Photon™ laser cataract system as well as primary research for other new products and businesses.

Results of Operations

     Sales increased by $94,967, or 37%, to $351,382 for the three months ended March 31, 1998, from $256,415 for the comparable period in 1997. The increase in sales was a result of the Company launching the Blood Flow Analyzer
System™ and increased sales of the Precisionist ThirtyThousand™ Ocular Surgery Workstation™. Cost of sales increased $78,266 or, 66%, to $196,034 for the three months ended March 31, 1998, from $117,768 for the comparable period in 1997, as a result of the increased sales.

     The gross margin for the three months ended March 31, 1998, of 44%, is lower than the gross margin for the comparable period in 1997, of 54%. If the amortization of capitalized engineering and design charges of $18,564, a non-cash expense, is excluded for the three months ended March 31, 1998, the gross margin was 50%.

     Marketing and selling expenses increased by $46,010, or 41%, to $158,162 for the three months ended March 31 1998, from $112,152 for the comparable period in 1997. The increase was a result of the Company adding four additional sales representatives and increasing promotional activities in anticipation of launching the Blood Flow Analyzer™ and increased sales of the Precisionist ThirtyThousand™ Ocular Surgery Workstation™.

     General and administrative expenses decreased by $124,720, or 27%, to $334,068 for the three months ended March 31, 1998, from $458,788 for the comparable period in 1997. This reduction was a result of a restructuring that eliminated four positions.

     Research and development expenses decreased by $331,40, or 84%, to $63,232 for the three months ended March 31, 1998, from $394,633 for the comparable period in 1997. This sharp decline can be attributed to the completion of the design and engineering phase of the Precisionist ThirtyThousand™ Ocular Surgery Workstation™.

Upgrades

     To garner sales, the Company offers the ultrasonic Precisionist™ system with an unconditional arrangement under which the customer may trade in their Precisionist™ system to upgrade to a Precisionist ThirtyThousand™ Ocular Surgery System™ or, upon FDA clearance, a Photon™ laser cataract system, when that system becomes available. Under this arrangement, the customer receives full credit for the trade-in purchase price of the Precisionist™ system against the price of the new Precisionist ThirtyThousand™ Ocular Surgery System™ or Photon™ laser cataract system.

     In the March 31, 1998 quarter, there have been no trade-in sales in which the customer has upgraded a Precisionist™ system to the Precisionist ThirtyThousand™ Ocular Surgery System™, compared with two trade-in sales in the quarter ended March 31, 1997.

Liquidity and Capital Resources

     The Company's ratio of inventory to quarterly sales for the period ended March 31, 1998 was 2.5. With the launching of two new products within the past twelve months, management has had to build inventory in anticipation of sales. As a result, the ratio of inventory to quarterly sales tends to fluctuate widely depending on the company's purchase orders with the manufacturers; the time lags between the purchase order, delivery and sales, the number of demonstration units in the field, the accuracy of the sales forecast, and seasonal factors.

     The Company used cash in operating activities of $787,047 for the three months ended March 31, 1998, compared to $501,157 for the comparable period in 1997. The Company used cash in investing activities of $2,298 for the three months ended March 31, 1998, compared to $338,674 for the same period in 1997, primarily due to a reduction of $329,105 in engineering services in the quarter ended March 31, 1998, compared to the same period in 1997. The Company received cash from financing activities of $1,768,216 for the three months ended March 31, 1998, compared to $40,835, which the Company received in a similar period in 1997. In addition, the Company wrote off prepaid financing costs of $164,776 associated with the exchange of the 12% Convertible Notes into the Series C Preferred Stock.

     At March 31, 1998, the Company had net operating loss carryforwards (NOLs) of approximately $7,400,000, and research and development tax credit carryforwards of approximately $64,000. These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2011. Because the Company has yet to recognize significant revenue from the sale of its Photon™ laser cataract system, a 100% valuation allowance has been provided in full for these deferred tax assets. The Company's ability to use its NOLs to offset future income taxes may be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions could limit the Company's future use of its NOLs, if there is a cumulative ownership change of more than 50%, which would include the changes of ownership related to the offering.

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

--------

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

                                   REGISTRANT

                       PARADIGM MEDICAL INDUSTRIES, INC.
                       ---------------------------------
                                   Registrant






DATED: August 18, 1998          By:  Michael W. Stelzer
                                     ------------------
                                     Michael W. Stelzer
                                     Vice President of Operations, Secretary and
                                     Chief Operating Officer


DATED: August 18, 1998          By:  John W. Hemmer
                                     --------------
                                     Vice President of Finance, Treasurer and
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)