Form 10QSB
period 1998-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 1998-11-12
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998              Commission File Number:0-28498


                       PARADIGM MEDICAL INDUSTRIES, INC.
                       ---------------------------------
                           Exact Name of Registrant.

          DELAWARE                                               87-0459536
 -------------------------------                             ------------------
(State or other jurisdiction                                 IRS Identification
of incorporation or organization)                                  Number

1127 West 2320 South, Suite A, Salt Lake City, Utah            84119
---------------------------------------------------           ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
  including Area Code                                          (801) 977-8970
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

                 YES  X          NO
                     ---            ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Common Stock, $.001 par value                                  4,348,701
-----------------------------                                 ------------
     Title of Class                                           Number of Shares
                                                              Outstanding as of
                                                              September 30, 1998

Series A Preferred, $.001 par value                            36,122
-----------------------------------                           ------------
     Title of Class                                           Number of Shares
                                                              Outstanding as of
                                                              September 30, 1998

Series B Preferred, $.001  par value                           31,236
------------------------------------                          ------------
     Title of Class                                           Number of Shares
                                                              Outstanding as of
                                                              September 30, 1998

Series C Preferred, $.001  par value                           25,079
------------------------------------                          ------------
     Title of Class                                           Number of Shares
                                                              Outstanding as of
                                                              September 30, 1998
Transitional Small Business Disclosure Format

     YES             NO  X
        ---             ---
                                      (1)

                       PARADIGM MEDICAL INDUSTRIES, INC.
                                  FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                             No.
                                                                            ----

Item 1.  Financial Statements
-------
     Balance Sheets (unaudited) - September 30, 1998 and
     December 31, 1997 ...................................................... 3

     Statements of Operations (unaudited) for the three months and the nine months ended September 30, 1998 and September 30, 1997 ................. 4

     Statements of Cash Flows (unaudited) for the nine months
     ended September 30, 1998 and September 30, 1997 ........................ 5

     Notes to Financial Statements (unaudited) .............................. 6

Item 2.
-------
     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations ............................................................. 7


                          PART II - OTHER INFORMATION

     Other Information ..................................................... 11

     Signature Page ........................................................ 14
                                      (2)

                       PARADIGM MEDICAL INDUSTRIES, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)


                                                                   September 30,      December 31,
                                                                       1998               1997
                                                                      -------           -------
                                                                    (Unaudited)        (Audited)
ASSETS
Current assets:
     Cash and cash equivalents                                     $    683,921    $    886,558
     Trade accounts receivable                                          531,252         120,853
     Inventories                                                        969,145         833,930
     Prepaid expenses                                                    35,770          15,787
                                                                   ------------    ------------
                    Total current assets                              2,220,088       1,857,128
Prepaid financing costs                                                    --           425,029
Capitalized engineering and design charges                              253,704         309,396
Ultrasound production rights and engineering                            374,000            --
Property and equipment, net                                             120,720         121,274
                                                                   ------------    ------------
                    Total assets                                   $  2,968,512    $  2,712,827
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                        $     52,471    $    243,206
     Accounts payable - related parties                                  61,583         458,467
     Accrued expenses                                                    99,015         349,930
     Note payable to bank - current                                       3,896           3,620
     Purchase Deposits                                                   10,500            --
                                                                   ------------    ------------
                    Total current liabilities                           227,465       1,055,223
Note payable, less current portion                                        9,065       1,081,996
                                                                   ------------    ------------
                    Total liabilities                                   236,530       2,137,219
                                                                   ------------    ------------

Stockholders' equity:
Preferred stock, authorized:
5,000,000 shares, $.001 par value
               Series A
                     Authorized: 500,000 shares; issued and
                     outstanding: 36,122 shares at June 30, 1998 and
                     50,122 shares at December 31, 1997                      36             50

              Series B
                     Authorized: 500,000 shares; issued and
                     outstanding: 31,236 shares at September 30, 1998
                     and 45,383 shares at December 31, 1997                  31             45

                Series C
                      Authorized: 30,000 shares; issued and
                      outstanding: 25,079 shares at September 30, 1998       25             --

Common stock, authorized: 20,000,000 shares, $.001 per value;
issued and outstanding: 4,348,701 shares at September 30, 1998
and 3,798,931 shares at December 31, 1997                                 4,349           3,799
Additional paid-in-capital                                           17,265,487       8,833,897
Treasury stock, 2,600 shares, at cost                                    (3,777)         (3,777)
Accumulated deficit                                                 (14,534,169)     (8,258,406)
                                                                   ------------    -------------
                    Total stockholders' equity                        2,731,982         575,608
                                                                   ------------    -------------
                    Total liabilities and stockholders' equity     $  2,968,512    $  2,712,827
                                                                   ============    =============


                                      (3)

                       PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                    ------


                                                            Three months ended          Nine months ended
                                                               September 30,               September 30,
                                                               -------------               -------------
                                                            1998           1997          1998            1997
                                                            ----           ----          ----            ----
                                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Sales                                                 $    60,395    $    18,203    $ 1,037,781    $   378,610
                                                      ------------   ------------   ------------   ------------
Cost of sales                                              29,755         12,213        499,816        207,277
Amortization of capitalized engineering and
     and design charges                                    18,564         18,564         55,692         42,876
                                                      ------------   ------------   ------------   ------------
Net cost of sales                                          48,319         30,777        555,508        250,153
                                                      ------------   ------------   ------------   ------------
               Gross profit (loss)                         12,076        (12,574)       482,273        128,457
                                                      ------------   ------------   ------------   ------------
Operating expenses:
     Marketing and selling                                207,254        182,277        566,237        434,029
     General and administrative                           361,245        481,042      1,071,923      1,256,098
     Research and development                              38,111         55,973        264,282        569,887
                                                      ------------   ------------   ------------   ------------
               Total operating expenses                   606,610        719,292      1,902,442      2,260,014
                                                      ------------   ------------   ------------   ------------
Operating loss                                           (594,534)      (731,866)    (1,420,169)    (2,131,557)
                                                      ------------   ------------   ------------   ------------
Other income (expense):
     Interest income                                       12,381         11,369         44,568         53,807
     Interest expense                                      (3,520)       (19,023)       (31,724)       (19,929)
     Other                                                   (502)          --            1,586            --
                                                      ------------   ------------   ------------   ------------
               Total other income (expense)                 8,359         (7,654)        14,430         33,878
                                                      ------------   ------------   ------------   ------------
     Net loss                                         $  (586,175)   $  (739,520)   $(1,405,739)   $(2,097,679)
                                                      ------------   ------------   ------------   ------------

Net operating loss per common share                   $     (0.14)   $    (0.20)    $     (0.36)   $     (0.58)
                                                      ============   ============   ============   ============

Non-cash preferred stock dividend on Series "C"                                     $(4,870,023)   $        --
                                                                                    ------------   ------------
Net loss attributable to common shareholders, after
   non-cash preferred dividend                                                      $(6,275,762)   $(2,097,679)
Net loss per common share, after non-cash
   preferred dividend                                                               $    (1.61)    $    (0.58).
                                                                                    ============   =============
Shares used in computing net loss per common share       4,046,000     3,751,000      3,892,000      3,638,000



-------------------------
<F1>Based on EITF D-60, the difference between the conversion price per share of the Series "C" Preferred stock and the grant dates' market price per share of the Common into which the preferred stock is convertible, multiplied by the number of common shares into which the preferred stock is convertible, must be recognized as a non-cash dividend.

                                      (4)

                       PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      Nine months ended
                                                                                         September 30,
                                                                                         -------------
                                                                                     1998            1997
                                                                                     ----            ----
                                                                                  (Unaudited)    (Unaudited)

Cash flows from operating activities:
     Net loss                                                                $(1,405,739)   $(2,097,679)
     Adjustments to reconcile net loss to net
          cash used in operating activities:
               Depreciation and amortization                                      78,449         65,362
               Issuance of common stock for compensation, services and
                  payables                                                       410,250        125,272

     (Increase) decrease from changes in:
                    Trade accounts receivable                                   (410,399)       (21,644)
                    Inventories                                                 (135,215)      (718,026)
                    Prepaid expenses                                             (19,983)           330
                    Deferred charges                                                --         (360,836)
                    Debt financing cost                                          164,776           --
     Increase (decrease) from changes in:
                    Trade accounts payable                                      (190,735)       176,009
                    Trade accounts payable - related parties                    (396,884)       211,067
                    Purchase deposits                                             10,500         33,500
                    Accrued expenses                                             (29,438)        (7,740)
                                                                             ------------    -----------
                      Net cash used in operatingactivities                    (1,924,419)    (2,594,385)
                                                                             ------------    -----------

Cash flows from investing activities:
 Purchase of property and equipment                                              (22,203)       (12,747)
 Proceeds from the sale of marketable debt securities - available for sale          --          499,469
                                                                             ------------    -----------
         Net cash used in investing activities                                   (22,203)       486,722
                                                                             ------------    -----------

Cash flows from financing activities:
  Proceeds from exercise of warrants                                                --           41,632
  Principle payments on notes payable                                             (2,655)        (3,403)
  Net Proceeds for Series "C" Stock Issue                                      1,746,640           --
                                                                             ------------    -----------
         Net cash provided by financing activities                             1,743,985         38,229
                                                                             ------------    -----------

Net increase (decrease) in cash and cash equivalents                            (202,637)    (2,069,434)
Cash and cash equivalents at beginning of period                                 886,558      2,468,988
                                                                             ------------    -----------
Cash and cash equivalents at end of period                                   $   683,921    $   399,554
                                                                             ============   ============
Supplemental disclosure of cash flow information:
 Cash paid for interest                                                      $    31,724    $    19,023

                                      (5)

                       PARADIGM MEDICAL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -----------


     1.Significant Accounting Policies:
       --------------------------------

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. "the Company" as of September 30, 1998, and the results of its operations for the three months and the nine months ended September 30, 1997 and 1998, and its cash flows for the nine months ended September 30, 1997 and 1998. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

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

     2.Legal Proceedings:
     ------------------

     The company is not a party to any legal proceedings.

     3.Preferred Stock Conversions:
     ----------------------------

     Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended September 30, 1998 2,000 shares of Series B Preferred Stock and no Series A Preferred Stock were converted into 2,400 shares of common stock.

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

     In September 1998, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933, registering for resale the common shares underlying the Series C Preferred Stock issue.
                                      (6)

     5. Warrants:
        --------

     In connection with the private placement of Series C Preferred Stock, the Company issued to Win Capital a warrant to purchase 100,000 shares of the Company's common stock at a price of $3.00 per share, expiring March 3, 2001. The Company has recorded the fair value of the warrant at $336,000, which is being recognized as a cost of raising the capital in the private placement.

     6.Related Party Transactions:
       ---------------------------

     The Company has subcontracted the manufacturing of its Precisionist and Photon laser cataract systems to Zevex International, Inc. ("Zevex"), a shareholder. On June 29, 1998 the Company issued 90,000 shares of common stock at $4.44 per share to Zevex in exchange for extinguishment of $399,000 of debt owed to Zevex. As of September 30, 1998, the Company owed Zevex $61,583, which is included in trade accounts payable- related parties.

     A law firm, of which a former director of the Company is a partner, had rendered legal services to the Company. During the three month period ended September 30, 1998, the Company paid this firm $23,624 for legal services, and as of September 30, 1998, owed this firm $7,443, which is included in accounts payable.

     In August, 1997, the Company entered into an investment banking agreement with Win Capital Corp. (Win Capital) for a two-year period that may be extended for an additional year. The Company pays a retainer to Win Capital of $2,000 per month for the first six months, $4,000 per month for the second six months, and $6,000 per month for the remainder of the contract. The Company also issued a warrant to Win Capital to purchase up to 191,000 shares of common stock at a purchase price of $3.00 per share. The warrant expires on August 19, 2000. A director of Win Capital became a director of the Company in November 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

General

     The Company is engaged in the design, development, manufacture and sale of high technology eyecare products. The Company's surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. The Company's diagnostic instrument is designed to measure intraocular pressure and ocular blood flow for the detection and treatment of glaucoma. Paradigm's activities for the nine months ended September 30, 1998 include domestic and international sales of the Precisionist 3000 Plus(TM); and the Precisionist
ThirtyThousand(TM);   Ocular  Surgery   Workstation(TM);   cataract  surgery
systems, domestic sales of the Blood Flow Analyzer(TM);, and research and development on the Photon(TM); laser cataract removal system which received FDA approval for expansion to Phase II Clinical Trials on May 19, 1998. Paradigm activities also included primary research for other new products.

     In July 1998, the Company announced the acquisition of the exclusive manufacturing rights to four FDA-approved ophthalmic diagnostic instruments from Humphrey Systems, a division of Carl Zeiss, Inc., which complement the Company's cataract surgical equipment and its ocular Blood Flow Analyzer(TM);.
                                      (7)

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Sales increased by $42,192, or 232%, to $60,395 for the three months ended September 30, 1998, from $18,203 for the comparable period in 1997. This modest increase in sales was primarily due to higher sales of disposable products and accessories used in surgeries performed with the Precisionist ThiryThousand Ocular Surgery Workstation(TM);. Net cost of sales increased $17,542, or 57%, to $48,319 for the three months ended September 30, 1998, from $30,777 for the comparable period in 1997, as a result of the increased shipment of disposable products.

     The gross margin for the three months ended September 30, 1998 of 20%, was higher than the gross margin for the comparable period in 1997, which was a negative percentage. If the amortization of capitalized engineering and design charges of $18,564, a non-cash expense, is excluded for the three months ended September 30, 1998 and 1997, the gross margin was 51%, compared with 33% for the same period in 1997. The sales performance for the quarter ended September 30, 1997 was due primarily to certain software and hardware revisions on the Precisionist ThirtyThousand(TM); that were made before shipments could be resumed. A restructuring of the Company's sales force in the third quarter of 1998, moreover, adversely affected sales.

     Marketing and selling expenses increased by $24,977, or 14%, to $207,254 for the three months ended September 30, 1998, from $182,277 for the comparable period in 1997. The increase was a result of the Company adding a national sales manager and restructuring its sales force.

     General and administrative expenses decreased by $119,797, or 25%, to $361,245 for the three months ended September 30, 1998, from $481,042 for the comparable period in 1997. (The decrease was primarily the result of reduction in officers' salaries, the elimination of two positions, reduction in directors' compensation and retired inventory expense recognized in the 1997 period.)

     Research and development expenses decreased by $17,862, or 32%, to $38,111 for the three months ended September 30, 1998, from $55,973 for the comparable period in 1997. (The decrease was primarily the result of the completion of a substantial part of the engineering and design changes on the Precisionist Thirty Thousand Ocular Surgery Workstation.)

     Other income increased $16,013 to $8,359 for the three months ended September 30, 1998, compared to the same period in 1997. This is primarily due to the conversion of promissory notes into convertible preferred stock.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Sales increased by $659,171, or 174%, to $1,037,781 for the nine months ended September 30, 1998, from $378,610 for the comparable period in 1997. The increase in sales was the result of the Company launching the Blood Flow
Analyzer    System(TM);    and   increased    sales   of   the    Precisionist
ThirtyThousand(TM); Ocular Surgery Workstation(TM);. Net cost of sales increased $305,355, or 122%, to $555,508 for the nine months ended September 30, 1998, from $250,153 for the comparable period in 1997.

     As a result of increased sales, the gross margin for the nine months ended September 30, 1998 of 46%, was higher than the gross margin for the comparable period in 1997 of 34%. If the amortization of capitalized engineering and design charges for the nine months ended September 30, 1998 of $55,692 and $42,876 for the nine months ended September 30, 1997, non-cash expenses, are excluded, the gross margin was 52% and 45%, respectively. The poor sales performance for the nine months ended September 30, 1997 was due primarily to certain software and hardware revisions on the Precisionist ThirtyThousand(TM); that were made before shipments could be resumed in the first quarter of 1998.

     Marketing and selling expenses increased by $132,208, or 30%, to $566,237 for the nine months ended September 30, 1998, from $434,029 for the comparable period in 1997. The increase was a result of the Company adding a sales manager and two additional sales representatives, and of increased promotional activities in anticipation of launching the Blood Flow Analyzer(TM); and increased sales of the Precisionist Thirty Thousand(TM); Ocular Surgery Workstation(TM);.
                                      (8)

     General and administrative expenses decreased by $184,175, or 15%,to $1,071,922 for the nine months ended September 30, 1998, from $1,256,098 for the comparable period in 1997. The primary reasons for the decrease were a reduction in officers' salaries and the elimination of two positions.

     Research and development expenses decreased by $305,605, or 54%, to $264,282 for the nine months ended September 30, 1998, from $569,887 for the comparable period in 1997. The principal reason for the decrease in research and development expenses was the completion of a substantial part of the engineering and design changes on the Precisionist ThirtyThousand(TM); Ocular Surgery Workstation(TM);.

     Other income for the nine months ended September 30, 1998 decreased $19,448, or 57%, to $14,430, from $33,878 for the same period in 1997, as a result of interest paid on the 12% convertible notes.

Upgrades

     To garner sales, the Company offers the ultrasonic Precisionist(TM); system with an unconditional arrangement under which the customer may trade in
their    Precisionist(TM);    system   to    upgrade    to   a    Precisionist
ThirtyThousand(TM); Ocular Surgery System(TM); or, upon FDA clearance, a Photon(TM); laser cataract system, when that system becomes available. Under this arrangement, the customer receives full credit for the trade-in purchase
price  of  the   Precisionist(TM);   system  against  the  price  of  the  new
Precisionist ThirtyThousand(TM); Ocular Surgery System(TM); or Photon(TM);
laser cataract system.

     In the September 30, 1998 quarter, and the September 30, 1997 quarter, there were no trade-in sales, in which the customer has upgraded a Precisionist(TM); system to the Precisionist ThirtyThousand(TM); Ocular Surgery System(TM);. For the first nine months ended September 30, 1998, there were two trade-in sales totaling $76,000, compared with two trade-in sales totaling $94,000 for the nine months ended September 30, 1997.




                                      (9)

Liquidity and Capital Resources

     The Company's ratio of inventory to quarterly sales for the period ended September 30, 1998 was 16.0, compared to 45.8 in the same 1997 quarter. With the launching of two new products within the past eighteen months, management has had to build inventory in anticipation of sales. As a result, the ratio of inventory to quarterly sales had tended to fluctuate widely depending on the Company's purchase orders with the manufacturers; the time lags between purchase orders, delivery and sales, the number of demonstration units in the field, the accuracy of the sales forecast, and seasonal factors.

     As of September 30, 1998 working capital was $1,992,899, compared with $801,905 as of December 31, 1997. This represented an increase of 149%. Long-term debt experienced a 99% decline to $9,341 as of September 30, 1998, versus $1,081,996 as of December 31, 1997. The reason for the improvement in working capital and the decline in long-term debt was the sale of 20,030 shares of Class C Preferred Stock at $100 per share, the exchange of $995,000 of notes for 9,950 shares of Class C Preferred Stock at $100 per share and the conversion of a $75,000 note into common stock.

     The Company used cash in operating activities of $1,924,419 for the nine months ended September 30, 1998, compared to $2,594,385 for the same period in 1997. The Company used cash in investing activities of $22,203 for the nine months ended September 30, 1998, compared to $486,722 received from the sale of marketable securities for the same period in 1997. The net cash provided by financing activities for the nine months ended September 30, 1998 was $1,743,985, compared with $38,229 for a similar period in 1997. The financing activities for the nine months ended September 30, 1998 included net proceeds of $1,746,640 from the sale of 20,030 shares of Series "C" Preferred Stock. As a result of these financing transactions, cash and cash equivalents as of September 30, 1998 totaled $683,921, compared to $886,558 on December 31, 1997, a decrease of $202,637, or 23%.

     In view of the acquisition of four ultrasonic diagnostic instruments from Humphrey Systems in July 1998, management believes that additional financing will be required in the next six months to support the manufacturing and sales activities of this product line.

     At  September  30, 1998 the Company had net  operating  loss  carryforwards
(NOLs) of approximately $7,600,000 and research and development tax credit carryforwards of approximately $64,000. These carryforwards are available to offset future taxable income, if any, and expire in the years 2005 through 2011. Because the Company has yet to recognize significant revenue from the sale of its Photon(TM); laser cataract system, a 100% valuation allowance has been provided for these deferred tax assets. The Company's ability to use its NOLs to offset future income taxes may be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions could limit the Company's future use of its NOLs if there is a cumulative ownership change of more than 50%, which would include the changes of ownership related to the offering.

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


                                      (10)

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

Part II:     Other Information

Item 5.      Other Information

     On June 26, 1998, the Company entered into a Co-Distribution Agreement (the "Co-Distribution Agreement") with Pharmacia & Upjohn Company ("Pharmacia & Upjohn") and National Healthcare Manufacturing Corporation ("National Healthcare") which provides for the marketing and sale of a range of ophthalmic products. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia & Upjohn, and National Healthcare, will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist Thirty Thousand TM for distribution and sale under the Co-Distribution Agreement. The Pharmacia & Upjohn products to be distributed as part of the Co-Distribution Agreement include the Healon® and Healongv® viscoelastic solution and the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery.

     On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets (the "Agreement") with the Humphrey Systems Division of Carl Zeiss, Inc. ("Humphrey Systems") to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are diagnostic instruments, including the Ultrasonic Biometer Model 820, the A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging, and end-user collateral materials for each of the product lines for the sum of $500,000, payable in the form of 78,947 shares of Common Stock which were issued to Humphrey Systems, and 26,316 shares of Common Stock which were issued to Douglas Adams. However, if the net proceeds received by Humphrey Systems from the sale of the shares issued pursuant to the Agreement is less than $375,000 (after payment of commissions, transfer taxes and other expenses relating to the sale of such shares), then the Company is required to issue additional shares of Common Stock, or pay additional funds to Humphrey Systems as is necessary to increase Humphrey Systems' net proceeds from the sale of the assets to $375,000. Since Humphrey Systems realized only $162,818 from the sale of 78,947 shares of Paradigm's common stock, Paradigm will probably have to issue approximately 80,000 additional shares at current market prices to enable Humphrey Systems to receive its guaranteed amount.

     The rights to the ophthalmic diagnostic instruments that have been purchased from Humphrey Systems under the Agreement complement both the Company's cataract surgical equipment and its ocular Blood Flow Analyzer(TM);. The Ultrasonic Biometer calculates the prescription for the intraocular lens to be implanted during cataract surgery. The Ultrasound Pachymeter measures corneal thickness for the new refractive surgical applications that eliminate the need for eyeglasses and for the optometric applications including contact lense fitting. The A/B Scan System combines the Ultrasonic Biometer and ultrasound imaging for advanced diagnostic testing throughout the eye, and is a viable tool for retinal specialists. The Ultrasound Biomicroscope utilizes microscopic digital ultrasound resolution for detection of tumors and improved glaucoma management.

                                      (11)

Item 6.     Exhibits and Reports on Form 8-K

           (a)     Exhibits

     The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Table No.          Document




2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries,Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1    Certificate of Incorporation(1)
3.2    Bylaws(1)
4.1    Warrant Agency Agreement with Continental Stock Transfer & Trust
       Company(3)
4.2    Specimen Common Stock Certificate (2)
4.3    Specimen Class A Warrant Certificate(2)
4.4    Form of Class A Warrant Agreement(2)
4.5    Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6    Attorney's Warrant with Mackey Price & Williams(1)
4.7    Warrant to Purchase Common Stock with Win Capital Corp.
4.8    Specimen Series C Convertible Preferred Stock Certificate
4.9 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock
10.1   Exclusive Patent License Agreement with Photomed(1)
10.2   Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3   Confidential DisclosureAgreement with Zevex, Inc.(1)
10.4   Indemnity Agreement with Zevex International, Inc.(1)
10.5   Manufacturing Agreement with Sunrise Technologies, Inc.(1)
10.6 Royalty Agreement dated January 30,1992, with Dennis L.Oberkamp Design Services(1)
10.7   Indemnity Agreement dated January 30, 1992, with Dennis L.
       Oberkamp Design Services(1)
10.8 Royalty Agreement (for Ultrasonic Phaco Handpiece) with Dennis L. Oberkamp Design Services(1)
10.9   Lease Agreement with Eden Roc
10.10  Settlement and Release Agreement with Douglas A. MacLeod(1)
10.11  Form of  Indemnification  Agreement(1)
10.12  1995 Stock Option Plan and forms of
       Stock Option Grant Agreements(1)
10.13  Form of  Promissory  Note between the Company and third parties(1)
10.14 Form of Warrant to Purchase Common Stock between the Company and third parties(1)
10.15  Employee's  Lock-Up  Agreement(1)
10.16  Registering  Shareholders  Lock-Up Agreement(3)
10.17  Amendment of Settlement and Release  Agreement with Douglas A. MacLeod(3)
10.18  Design,  Engineering andManufacturing  Agreement  with Zevex,  Inc.(5)
10.19  License and ManufacturingAgreement with O.B.F. Labs, Ltd.(6)
10.20  Settlement  Agreement with Estate ofH.L Federman(6)
10.21  Agreement with Win Capital Corp.(6)
10.22  12%Convertible, Redeemable Promissory Note(6)
10.23  Securities ExchangeAgreement(6)
10.24 Stock Exchange for Satisfaction of Debt Agreement with Zevex International, Inc (7)

                                      (12)

10.25 Co-Distribution Agreement with Pharmacia & UpjohnCompany and National Healthcare Manufacturing Corporation(7)
10.26 Agreement forPurchase and Sale of Assets with Humphrey Systems Division of Carl Zeiss, Inc. (7)
10.27  Employment  Agreement with Thomas F. Motter
10.28  Employment  Agreement with Robert W. Millar
10.29  Employment Agreement with John W. Hemmer
10.30  Employment Agreement with Michael W. Stelzer
10.31  Change of Control Termination Agreement with Thomas F. Motter
10.32  Change of Control Termination Agreement with Robert W. Millar
10.33  Change of Control Termination Agreement with John W. Hemmer
10.34  Change of Control Termination Agreement with Michael W. Stelzer
23.1   Consent of Medical Laser Insight(3)
23.2   Consent of Frost & Sullivan(3)
23.3   Consent of Ophthalmologists Times(3)
27     Financial Data Schedule
--------
(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporatedby reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Amendment No. 3 toRegistration Statement on Form SB-2, as filed on June 28, 1996.
(5) Incorporated by reference from Annual Report on Form 10-KSB, as filed on December 30, 1996.
(6) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(7) Incorporated by reference from Quarter Report on Form 10-QSB, as filed on August 19,1998.

     (b)  Reports on Form 8-K
          -------------------

     On January 7, 1998, the Company filed a report on Form 8-K regarding pro forma financial statements as of November 30, 1997.

     On February 18, 1998, the Company filed a report on Form 8-K regarding pro forma financial statements as of December 31, 1997.

     On February 27, 1998, the Company filed a report on Form 8-K regarding pro forma financial statements as of January 31, 1998.


                                      (13)

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

                                   REGISTRANT

                       PARADIGM MEDICAL INDUSTRIES, INC.
                       ---------------------------------

                                   Registrant






DATED: November 10, 1998          By:  Michael W. Stelzer
                                       ----------------------
                                       Michael W. Stelzer
                                       Vice President of Operations, Secretary
                                       and Chief Operating Officer


DATED: November 10, 1998         By:    John W. Hemmer
                                        ---------------------
                                        John W. Hemmer
                                        Vice President of Finance, Treasurer and
                                        Chief Financial Officer
                                       (Principal Financial and Accounting
                                         Officer)


                                      (14)