Form 10KSB
period 1998-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 1999-03-31
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                          Commission File No. 0-28498


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

       Registrant's telephone number, including Area Code (801) 977-8970
         Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of each exchange on
       Title of each class                             which registered
       -------------------                             ----------------
              (None)                                         (None)

         Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, par value $.001 per share
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X]  No [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's  revenues  for  the  fiscal  year  ended  December  31,  1998  were
$1,258,170

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1999 was approximately $19,157,908 based on the closing price on that date on the Nasdaq SmallCap Market.

As of March 25, 1999, Registrant had outstanding 5,894,741 shares of Common Stock, 8,119 shares of Series A Preferred Stock, 31,236 shares of Series B Preferred Stock, 1,400 shares of Series C Preferred Stock and 1,140,000 shares of Series D Preferred Stock

                       DOCUMENTS INCORPORTED BY REFERENCE:

Additional documents set forth in Part IV hereof are incorporated by reference.


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

Item 1. Description of Business
-------------------------------

General

         The Company develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic equipment, instrumentation and related accessories, including disposable products. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company markets two ultrasound cataract surgery systems with related instruments, accessories and disposable products. One of the ultrasound systems, the Precisionist Thirty Thousand(TM), is manufactured as the base surgery system for the Company's Precisionist Thirty Thousand(TM) Ophthalmic Surgical Workstation(TM). The Company is currently developing a laser cataract surgery system as an adjunct to its ultrasound cataract surgery equipment. This product is currently undergoing investigational trials in the United States. If successfully developed and approved for medical uses, the Company plans to market the laser system as a plug-in module for its Workstation(TM). The Company's ultrasound diagnostic products include a pachymeter, an A-Scan, an A/B Scan and a biomicroscope, the technology for which was acquired from Humphrey Systems in 1998. In addition, the Company markets its Blood Flow AnalyzerTM. This product is a portable computerized system for which the Company has secured a license granting it the right to market the product in the United States. This product is designed for the measurement of intraocular pressure and pulsatile ocular blood flow volume for detection and treatment of glaucoma. The Company is currently developing additional applications for all of its diagnostic products.

         A cataract is a condition, which largely affects the elderly population, in which the natural lens of the eye hardens and becomes cloudy, thereby reducing visual acuity. Treatment consists of removal of the cloudy lens and replacement with a synthetic lens implant which restores visual acuity. Cataract surgery is the single largest volume and revenue producing outpatient surgical procedure for ophthalmologists worldwide. The Health Care Finance Administration reports that in the United States approximately 2 million cataract removal procedures are performed annually, making this the largest outpatient procedure reimbursed by Medicare. Most cataract procedures are performed using a method called phacoemulsification or "phaco", which employs a high frequency (40 kHz to 60 kHz) ultrasonic probe needle device to fragment the cataract while still in the eye and remove it in pieces by suction through a small incision.

         The Company manufactures and sells two phaco systems with instruments, accessories and disposable products. The Precisionist 3000 Plus(TM) system was introduced in 1992 and is a low-cost portable system intended primarily for the international market. At the present time, the Company does not plan to produce the 3000 PlusTM in 1999. The Precisionist Thirty Thousand(TM) Ocular Surgery Workstation(TM) is the Company's newest generation system which is the base for its expandable surgical "workstation" platform. The Company's Precisionist
Thirty Thousand model includes a newly developed proprietary fluidics panel which is completely non-invasive for improved sterility and to provide a surgical environment in the eye that virtually eliminates fluidic surge and chamber maintenance problems normally associated with phaco cataract surgery. This new fluidics system provides greater control for the surgeon and allows the safe operation at much higher vacuum settings by sampling changes in asperation 100 times per second. Greater vacuum in phaco surgery means less use of ultrasound or laser energy to fragment the cataract and less chance for surrounding tissue damage.

      Current phaco systems can be difficult for many ophthalmic surgeons to master and are limited in their ability to be the most minimally invasive method possible. The Company is developing its proprietary patented laser system and unique patented probe for laser cataract removal which the Company believes can address the difficulties associated with phaco systems. The laser system is a plug-in module for its Workstation(TM) which will be available as an up-grade if and when cleared for market by the FDA. The development of the laser cataract system is being done in cooperation with ophthalmic surgeons in the United States. Additionally, research and development work is being conducted by the Company's engineering group and with MEOS Photonics through the University of Utah Laser Laboratory.

         The Company believes that in certain surgical conditions, its laser system will be easier to use and safer than present phaco systems. The probe will be smaller than typical probes which employ an ultrasonic needle and will deliver laser energy directly to the desired tissue area by means of a smooth blunt end. The laser probe has been shown to eliminate high-frequency vibrations in the eye and to significantly reduce heat build-up which is one of the complications associated with ultrasound phaco. In 1996, the Company received FDA approval to conduct clinical trials in the United States with the Photon(TM) laser system. During these Phase I clinical trials the Company discovered that the Photon(TM) laser system was effective in removing softer grade cataracts. The Company also discovered that the Photon(TM) laser System may not effectively remove harder grade cataract, although hard cataracts can be removed using the already existing ultrasound capability of the Workstation(TM). The Company completed its Phase I clinical trials in 1997, and has received FDA approval to proceed to an expanded Phase II clinical trial to refine the laser system and to provide the statistical data required to approve the Photon(TM) laser system for laser cataract removal. There is no assurance, however, that the Company will successfully complete the Phase II clinical trials or be successful in improving the laser system, or that additional disadvantages or problems unique to the Photon(TM) laser system will not be discovered during the Phase II clinical trials or following FDA approval of the system.

         In addition to cataract surgery, the Company believes that its Photon(TM) laser system is capable of being configured with specialty probes for use in other ophthalmic surgical procedures. These potential applications could represent substantial growth opportunities including additional sales of equipment, instruments, accessories and disposables. However, there can be no assurance that these applications will be developed or approved. Further there is no guarantee that the laser will be accepted by the ophthalmic surgery market in this capacity.

         In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(TM) for measurement of intraocular pressure and pulsatile ocular blood flow for the detection of glaucoma and other retina related diseases. Ocular blood flow is critical, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow Analyzer(TM) is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. The Company has secured a license granting it the exclusive right to private label, package and market the product in the United States, with full international marketing rights.

         On June 26, 1998, the Company entered into a Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare Manufacturing Corporation which provides for the marketing and sale of a range of ophthalmic products. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia & Upjohn and National Healthcare will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist ThirtyThousand(TM) for distribution and sale under the Co- Distribution Agreement. The Pharmacia & Upjohn products to be distributed as part of the Co- Distribution Agreement include the Healon(R) and Healon-GV(R) viscoelastic solution and the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery.

         On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets with the Humphrey Systems Division of Carl Zeiss, Inc. to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are used in the manufacturing and marketing of an ultrasonic microprocessor-based line of ophthalmic diagnostic instruments, including the Ultrasonic Biometer Model 820, the A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging and end-user collateral materials for each of the product lines for the sum of $500,000, payable in the form of 180,000 shares of Common Stock which were issued to Humphrey Systems and 26,316 shares of Common Stock which were issued to business broker Douglas Adams.

         The rights to the ophthalmic diagnostic instruments which have been purchased from Humphrey Systems under the Agreement complement both the Company's cataract surgical equipment and its ocular Blood Flow Analyzer(TM). The Ultrasonic Biometer calculates the prescription for the intraocular lens to be implanted during cataract surgery. The Ultrasound Pachymeter measures corneal thickness for the new refractive surgical applications that eliminate the need for eyeglasses and for optometric applications including contact lense fitting. The A/B Scan System combines the Ultrasonic Biometer and ultrasound imaging for advanced diagnostic testing throughout the eye and is a viable tool for retinal specialists. The Ultrasound Biomicroscope utilizes microscopic digital ultrasound resolution for detection of tumors and improved glaucoma management.

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

         Lasers are widely accepted in the ophthalmic community for treatment of certain eye disorders and are popular for surgical applications because of their relatively non-invasive nature. In general, ophthalmic lasers, such as argon, Nd:YAG and excimer (argon-fluoride) are used to coagulate, cut or ablate targeted tissue. The argon laser is used to treat leaking blood vessels on the retina (retinopathy) and retinal detachment. The excimer laser was recently tested in clinical trials for limited use in corneal refractive surgery. The Nd:YAG pulsed laser is used to perforate clouded posterior capsules (posterior capsulotomy) and to relieve glaucoma-induced elevated pressure in the eye (iridotomy, trabeulorplasty, transcleral cyclophotocoqulation). Argon, Nd:YAG and excimer lasers are primarily used for one or two clinical applications each. In contrast to these conventional laser systems, the Company's Photon(TM) laser cataract system is designed to be used for multiple ophthalmic applications, including certain new applications that may be made possible with the Company's proprietary technology. Such new applications, however, must be tested in clinical trials and be approved by the FDA.

Products

         The Company's principal surgical product is an ultrasonic system for use by ophthalmologists to perform surgical treatment procedures to remove cataracts. In 1990, the Company received clearance from the FDA pursuant to
Section 510(k) of the Food, Drug and Cosmetics Act (the "FDC Act") on its Precisionist 3000(TM) phaco system for cataract surgery, which system was upgraded to the Precisionist 3000 Plus(TM) in 1994. The Company also completed its preclinical in vitro and in vivo (animal) testing of its Photon(TM) laser cataract surgical system and submitted a Section 510(k) Premarket Notification to the FDA for the Photon(TM) laser cataract system in September 1993, with a follow-up Investigational Device Exemption ("IDE") application submitted in October 1994 to provide additional clinical data through human cases to support its earlier filing. The IDE was approved in May 1995. Phase I clinical trials were begun in April 1996 with surgeries completed in December 1996. Patient follow-up examinations as mandated by the FDA study were completed in July 1997, and the Company submitted its final report to the FDA thereafter. During the Phase I clinical trials the Company discovered that the Nd:YAG (Neodymium:
Yttrium-Aluminum-Garnet) laser system is most effective on soft cataracts. Hard cataracts can be removed using the already existing ultrasound capability of the Workstation(TM). The FDA approved Phase II trials on soft cataracts in May 1998. Seven laser systems are now installed in the United States and surgeries are being performed with trial completion expected in the first half of 1999.

         Precisionist 3000 Plus(TM) System. The Precisionist 3000 Plus(TM) system (the "3000 Plus(TM)") is the Company's first cataract surgery system, having been developed in 1992 and enhanced in 1994. The system is compact, portable and simple to operate with a very low operating cost. The primary market for the 3000 Plus(TM) is in foreign countries where phaco technology is emerging and price-points are relatively low. The 3000 Plus(TM) is also a good when used as a back-up system. The system features a simple analog presentation of the ultrasound phaco equipment, irrigation and aspiration fluidics. The 3000 Plus(TM) provides the basic standard features for phaco surgery including: automated priming and tuning, error detection of ultrasound handpiece and tip functions, audible vacuum feedback tones, ultrasound energy metering, pneumatic high-speed anterior vitrectomy and bipolar electrosurgery coagulation.

         Precisionist Thirty Thousand(TM). The Precisionist Thirty Thousand(TM) (the "Thirty Thousand(TM)") is the Company's core phaco surgical technology and the base system for its Precisionist Thirty Thousand(TM) Ocular Surgery Workstation(TM). The Thirty Thousand(TM) was placed into production and sale in 1997. As a phaco cataract surgery system, the Company believes the Thirty Thousand(TM) with its new fluidics panel is equal or superior to the present competitive systems in the United States. The system features a graphic color display and unique proprietary on-board computer and graphic user interface linked to soft-key membrane panel for flexible programmable operation. The system provides real-time "on-the-fly" adjustment capabilities for each surgical parameter during the surgical procedure for high-volume applications. In addition, the Thirty Thousand(TM) provides one hundred pre- programmable surgery set-ups, with a second level of sub-programmed custom modes within each major surgical screen (i.e., ultrasound phaco and irrigation/aspiration modes). The Thirty Thousand(TM) features the Company's newly developed proprietary fluidics panel which is completely non-invasive for improved sterility and to provide a surgical environment in the eye that virtually eliminates fluidic surge and chamber maintenance problems normally associated with phaco cataract surgery. This new fluidics system provides greater control for the surgeon and allows the safe operation at much higher vacuum settings by sampling changes in asperation 100 times per second. Greater vacuum in phaco surgery means less use of ultrasound or laser energy to fragment the cataract and less chance for surrounding tissue damage. In addition to the full complement of surgical modalities (e.g., irrigation, aspiration, bipolar coagulation and anterior vitrectomy), system automation includes "dimensional" audio feedback of vacuum levels and voice confirmation for major system functions, providing an intuitive environment in which the advanced phaco surgeon can concentrate on the surgical technique rather than the equipment.

         Photon(TM) Workstation(TM). The Precisionist Thirty Thousand(TM) Ocular Surgery Workstation(TM) which comprises the base system for the Precisionist Thirty Thousand(TM) is the first system known by the Company which uses the expansive capabilities of today's advanced computer technology to offer seamless open architecture expandability of the system hardware and software modules. The Workstation(TM) utilizes an embedded computer developed for the Company. The computer is controlled by a proprietary software system developed by the Company that interfaces with all components of the system: ultrasound, fluidics
(irrigation), aspiration, venting, coagulation and anterior vitrectomy (pneumatic). Each component is controlled as a peripheral module within this fully integrated system. This approach allows for seamless expansion and refinement of the Workstation(TM) with the ability to add other hardware and software features. Expansion hardware such as the Company's Photon(TM) laser system, when approved by the FDA, and hardware for additional surgical applications are easily implemented by means of a pre-existing expansion rack which resides in the base of the Workstation(TM). These expanded capabilities could include, but would not be limited to: laser systems, video surgical fiber optic imaging, cutting and electrosurgery equipment. However, there is no guarantee that the Workstation(TM) will be accepted in the market place.

         Photon(TM) Laser System. The Photon(TM) laser cataract system, which is still subject to FDA approval, is designed to be installed as a seamless plug-in upgrade or add-on to the Company's Precisionist Thirty Thousand(TM) Ocular
Surgery Workstation(TM). The plug-in platform concept is unique in the ophthalmic surgical market for systems of this magnitude and presents a unique market opportunity for the Company. The main elements of the laser system are the Nd:YAG laser module, Photon(TM) laser software package and interchangeable disposable hand-held fiber optic laser Photofragmentation Probe(TM) (the "LCP(TM)"). The Photon(TM) laser utilizes the on-board microprocessor computer of the Workstation(TM) to generate short pulse laser energy developed through the patented LCP(TM) to targeted cataract tissue inside the eye, while simultaneously irrigating the eye and aspirating the diseased cataract tissue from the eye. The probe is smaller in diameter than conventional ultrasound phaco needles and presents no damaging vibration or heat build-up in the eye. The Company's Phase I clinical trials demonstrated that this probe can easily reduce the size of the cataract incision from 3.0 mm to under 2.0 mm thereby reducing surgical trauma and complementing current foldable intraocular implant technology. The laser probe may also eliminate any possibility for burns around the incision or at the cornea and may therefore be used with cataract surgery techniques which utilize a more delicate clear cornea incision which can eliminate sutures and be conducted with topical anesthesia. However, this system may not effectively remove harder grade cataracts. Harder grade cataracts can be removed using the already existing ultrasound capability of the Workstation(TM). The Company intends to refine the laser delivery system and laser cataract surgical technique used on soft cataracts through expanded research and clinical studies. As far as the Company can determine, no integrated single laser photofragmenting probe is presently available on the market that uses laser energy directly, contained in an enclosed probe, to plasmatize cataract tissue at a precise location inside the eye while simultaneously irrigating and aspirating the site.

         The Company's laser system is based upon the concept that pulsed laser energy produced with the micro-processor controlled Nd:YAG laser system provides ophthalmic surgeons with a more precise and less traumatic alternative in cataract surgery. Although conventional ultrasonic surgical systems have proven effective and reliable in clinical use for many years, their use of high frequency shock waves and vibration to fragment the cataract can make the procedure difficult and present risk of complication both during and after surgery. In contrast, the Company's laser system, which utilizes short centralized energy bursts, should permit the delivery of the laser beam with less trauma to adjacent tissue. Therefore, unlike ultrasonic systems, whose vibrations and shock waves affect (and can damage) non-cataractous tissues within the eye, the Company's Photon(TM) laser cataract system should only affect tissues it comes into direct contact with.

         Surgical Instruments, Accessories and Disposables. In addition to the cataract surgery equipment, the Company is aggressively pursuing development and product introductions for a range of cataract surgery instruments and accessories that will be sold with its surgical systems and to fit other competitive systems. In January 1998, the Company received FDA 510(k) clearance for a line of proprietary titanium ultrasonic phaco needles it produces at its Salt Lake City facility. The needles were released for sale in May 1998 in a sterile Phaco PAK(TM). In May 1998, the Company received FDA 510(k) clearance for a line of irrigation/aspiration probes and tips. Product release occurred in

October 1998. These products and additional instruments were previously sourced from third-party vendors. The Company believes that by developing its own instruments and accessories it can improve product performance, introduce innovative differentiation and improve sales margins. The Company's surgical systems utilize or will utilize accessory instruments and disposables, some of which are proprietary to the Company. These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, instrument drapes and laser cataract probes. The Company intends to expand its disposable accessories as it further penetrates the cataract surgery market and expands the treatment applications for its Workstation(TM).

         Diagnostic Eyecare Products. Glaucoma is a leading cause of blindness in the world. Glaucoma is described as a partial or total loss of visual field resulting from certain progressive disease or degeneration of the retina, macula or nerve fiber bundle. The cause and mechanism of the glaucoma pathology is not completely understood. Present detection methods focus on the measurement of intraocular pressure in the eye to determine the possibility of pressure being exerted upon the retina, and optic nerve fiber bundle, which can diminish visual field. Recently, retinal blood circulation has been indicated as a key component in the presence of glaucoma. Several companies produce color Doppler equipment in the $150,000 price range intended to provide measurement of ocular blood flow activity in order to diagnose and treat glaucoma at an earlier stage.

         In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(TM) for early detection and treatment management of glaucoma and other retina related diseases. The device measures not only intraocular pressure but also pulsatile ocular blood flow, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow Analyzer(TM) is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. The Company has secured a license granting it the exclusive right to private label, package and market the product in the United States, with full international marketing rights.

         Blood Flow Analyzer(TM). This is the Company's first diagnostic eyecare device. The device is manufactured for the Company and is being marketed by the Company pursuant to a license agreement. The device is a portable desktop system that utilizes a proprietary patented pneumatic Air Membrane Applanation Probe(TM) (the "AMAP(TM)") which is attached to any model of standard examination slit lamp which is then placed on the cornea of the patient's eye to measure the intraocular pressure within the eye. The device is unique in that it reads a series of intraocular pressure pulses over a short period of time (approximately five to ten seconds) and generates a wave form profile which can be correlated to blood flow volume within the eye. The blood flow volume is calculated by a proprietary software algorithm developed by David M. Silver, Ph.D, at Johns Hopkins. The device presents a numerical intraocular pressure reading and blood flow analysis rating in a concise printout which is affixed to the patient history file. In addition, the data generated by the device can be downloaded to a personal computer system for advanced database development and management. The Company markets the Blood Flow Analyzer(TM) as a stand-alone Model 100 SE unit, and packaged with a custom built computer system as the Model 100 LE. The Blood Flow Analyzer(TM) utilizes a single- use disposable cover for its AMAP(TM) corneal probe which is shipped in sterile packages. The AMAP(TM) probe tip cover provides accurate readings and acts as a prophylactic barrier for the patient. The device has been issued a patent in the European Economic Community and the United States and has a patent pending in Japan. The FDA cleared the Blood Flow Analyzer(TM) for marketing in June 1997 and the Company commenced selling the system in September 1997. In addition to the Humphrey products, this diagnostic product will permit the Company to expand its market to approximately 35,000 optometric practitioners in the United States in addition to the approximately 18,000 ophthalmic practitioners who currently perform eye surgeries and are candidates for the Company's surgical systems. International sales of the Blood Flow Analyzer(TM) will be further expanded in 1999.

         Pachymetric Analyzer. Paradigm produces the Ultrasonic Pachymeter used for measurement of corneal thickness. The Company anticipates steady monthly sales with the positioning of this product for use in conjunction with the popular LASIK (refractive laser surgery) procedure. Delivery of the Company's backlog of the first eight units began December 1998.

         Ultrasonic A Scan. The Ultrasonic A Scan was and remains the industry standard for axial length eye measurement, which is a prerequisite procedure reimbursed by Medicare and is performed before every cataract surgery. Product shipments began in January 1999. Over 5,000 Humphrey model A-Scan systems have been installed in the worldwide market, representing a substantial market opportunity for software upgrades and extended warranty contract sales.

         Ultrasonic A/B Scan. The A/B Scan is used by retinal sub-specialists to identify foreign bodies in the posterior chamber of the eye and to evaluate the structural integrity of the retina. The A/B Scan is attractive to the general ophthalmic community at large because of its lower price point.

         Ultrasonic Biomicroscope ("UBM"). The UBM was developed by Humphrey Systems in conjunction with the New York Eye and Ear Infirmary in Manhattan and the University of Toronto. The UBM creates a high-resolution computer image of the unseen parts of the eye that is a "map" for the glaucoma surgeon. The UBM is an "enabling technology" for the ophthalmologist that the Company has repositioned for broader market sales penetration. Formerly sold only to glaucoma sub- specialty practitioners, the Company reintroduced the UBM at a price-point (Retail List $39,500) targeted for the average practitioner seeking to add glaucoma filtering surgical procedures and income to his/her cataract surgical practice. The UBM related surgical filtering procedures are fully reimbursable by Medicare and insurance providers. This untapped new market positions the Company as a leader in the rapidly expanding glaucoma imaging and treatment segment. The UBM was introduced at the American Academy of Ophthalmology meeting in November 1998 and secured eight system sales with cash deposits from domestic and foreign customers. At the time these orders represented the Company's total projected unit sales for fiscal 1999. As a result, and based on recently submitted foreign dealer sales forecasts, the Company has revised its UBM unit sales projections upward and plans to begin 1999 shipments earlier than projected to meet a potential steady- state demand of five systems per month.

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

         Current Market Acceptance and Potential. As of December 31, 1998, the Company had distributed over 60 Precisionist 3000 and 3000 Plus(TM) phaco systems since the introduction of the systems, fourteen of the new Precisionist Thirty Thousand(TM) Workstation(TM)s and eleven Photon(TM) Laser Phaco(TM) Workstation(TM). The principal purchasers have been ophthalmologists and clinics in many countries throughout the world. The Company believes that the market for its products is being driven by: (i) the aging of the population, which is evidenced by the domestic and international cataract surgery volume growth trend over the past ten years, (ii) the entry by emerging countries (including China, Russia, and other countries in Asia, Eastern Europe and Africa) into advanced technology medical care for their populations, (iii) increased awareness worldwide of the benefits of the minimally invasive phaco cataract procedure and
(iv) the introduction of technology improvements such as the Company's laser system.

         Marketing Organization. The Company markets its products internationally through a network of dealers and domestically through direct sales representatives and manufacturer's representatives. As of December 31, 1998, the Company had six direct domestic sales representatives and one manufacturer's representative in the United States and twenty-one foreign dealers. This is in addition to the fifty-three ParadigmPharmacia&Upjohn Alliance representatives domestically. All of these sales representatives are assigned exclusive territories and have entered into contracts with the Company that contain performance quotas. The Company also plans to continue to market its products by identifying customers through internal market research, trade shows and direct marketing programs. The Company also utilizes a Clinical Advisory Board comprised of leading ophthalmic surgeons in the United States and Europe who speak at conventions, train ophthalmologists and visit foreign doctors and dealers to promote the Company's products.

      The Company, when marketing its surgical Workstation(TM), will emphasize the expandable features of the Workstation(TM). The Company's marketing approach will be to focus on the upgradeability of the Workstation(TM) and to develop the image of the Workstation(TM) as the most versatile, upgradeable and cost effective surgical equipment available. The Company will continue to focus its sales efforts towards ophthalmic hospital and surgical center facilities specializing in cataract surgery. However, as systems are installed, the Company will expand its focus to provide additional ophthalmic and non- ophthalmic surgical applications as part of its Workstation(TM). Additional surgical applications will expand the market for the Workstation(TM) as well as associated sales of disposable surgical products.

      The Company disseminated the innovative capabilities of its products through advertisement and printed materials at the Company's annual exhibition at the annual meeting of the American Academy of Ophthalmology in New Orleans, Louisiana in November 1998. The theme of the Company's advertisement for its Ocular Surgery Workstation(TM) was "The Future of Phaco is the Future of Ophthalmic Surgery." The Company will expand upon the concept of the "Workstation(TM)" with additional advanced laser and surgical capabilities. The Company has also launched a campaign for the Blood Flow Analyzer. The product was introduced to the ophthalmic marketplace at the American Academy of Ophthalmology meeting in October 1997 and to the Optometric marketplace at the California Optometric Association and Vision Expo Easy New York meetings. The theme of the Company's advertisement for its Blood Flow Analyzer was "Don't Miss Half of Your Glaucoma Patients... A Fast, Clinically Proven Test For Ocular Blood Flow".

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

      Manufacturing and Raw Materials. Currently, the Company has a small manufacturing and warehousing facility located in Salt Lake City. All components and the finished surgical systems are manufactured under subcontracting arrangements. None of these companies manufactures products that compete with the Company's products. All component and systems manufacturing is performed under a system of quality control and testing. As a condition to such contracting, each subcontractor's manufacturing facilities and personnel must comply with the Good Manufacturing Practices (GMP) guidelines established by the FDA, as well as similar guidelines established by foreign governments, including CE Mark and IS0-9001.

      The Company currently subcontracts the manufacture of its Precisionist Thirty Thousand(TM) system to one of its stockholders, Zevex International, Inc. ("Zevex"), which is located in Salt Lake City, Utah. The remaining operating elements of the Photon(TM) laser cataract system are resident in the Precisionist Thirty Thousand(TM) system supplied by Zevex. Although substantial reliance is currently placed with Zevex, the Company believes it would be able to find alternative manufacturers for its products currently manufactured by these two sources, including in-house manufacturing by the Company. The Company also believes that there are multiple sources of raw materials that are used or could be used in its products. See "Certain Transactions."

      The laser cavity, optical train and power source for the Photon(TM) laser cataract system are supplied by Sunrise Technologies, Inc. in Fremont, California ("Sunrise"). The Company has established an internal laser cataract probe manufacturing facility and plans to have all probe production take place in Salt Lake City. The remaining operating elements of the Photon(TM) laser cataract system, the computer controller, fluidics and ancillary surgical modalities, are developed through Zevex. Although substantial reliance is currently placed with Zevex and Sunrise, the Company believes it would be able to find alternative manufacturers for its products currently manufactured by these two sources. The Company also believes that there are multiple sources of raw materials that could be used in its products.

      The Company subcontracts the manufacturing of some of its ancillary instruments, accessories and disposables through specified vendors in the United States. These products are contracted in quantities and at costs consistent with the Company's financial purchasing capabilities and pricing needs. The Company manufactures the LCP(TM) laser cataract probe and some of its surgical instruments, accessories and fluidics surgical tubing sets at its facility in Salt Lake City.

      The Blood Flow Analyzer(TM) is manufactured by OBF Labs. The analyzer is repackaged by the Company using a module cover designed by the Company and is also being marketed under the Company's trade name and mark. The Company's License and Manufacturing Agreement with OBF Labs continues through December 31, 2000 and is automatically renewable for successive one year additional terms, unless either party gives written notice to the other party at least 90 days prior to the expiration of the term. Service for the Company's products is overseen from its Salt Lake City, Utah headquarters and is augmented by its international dealer network, which dealers also provide technical service and repair. Installation, on-site training and a 12 to 18 month warranty are included as the standard terms of sale. The Company provides distributors with replacement parts at no charge during the warranty period. To date, the Company has incurred minimal expenses under this warranty program. International distributors are responsible for installation, repair and other customer service to installed systems in their territory. All system parts are modular sub-components that are easily removed and replaced. The Company maintains an adequate parts inventory and provides 24 hour replacement parts shipment to its dealers. After the warranty period expires, the Company offers one year service contracts to its domestic customers and will continue to sell parts to international dealers who in turn create their own service plans with their customers. As of December 31, 1998, the Company has not sold any one year service contracts.

      Product Service and Support. Service for the Company's products is overseen from its Salt Lake City, Utah headquarters and is augmented by its international dealer network who provide technical service and repair. Installation, on-site training and a limited product warranty are included as the standard terms of sale. The Company provides distributors with replacement parts at no charge during the warranty period. To date, the Company has incurred minimal expenses under this warranty program. International distributors are responsible for installation, repair and other customer service to installed systems in their territory. All systems parts are modular sub-components that are easily removed and replaced. The Company maintains an adequate parts inventory and provides overnight replacement parts shipment to its dealers. After the warranty period expires, the Company offers one year and three year service contracts to its domestic customers and will continue to sell parts to international dealers who in turn create their own service plans with their customers. As of December 31, 1998, the Company has not sold any service contracts.

      Third-Party Reimbursement. It is expected that the Company's laser systems and diagnostic systems will generally be purchased by ophthalmologists and hospitals as well as optometrists who will then bill various third-party payors for the health care services provided to their patients. These payors include Medicare, Medicaid and private insurers. Government agencies generally reimburse at a fixed rate based on the procedure performed. Some of the potential procedures for which the Photon(TM) laser cataract systems may be used, may be determined to be elective in nature, and third-party reimbursement may not be available for such procedures, even if approved by the FDA. In addition, third-party payors may deny reimbursement if they determine that the procedure was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. There can be no assurance that reimbursement from third-party payors will be available, or if available, that reimbursement will not be limited, thereby having a material adverse effect on the Company's ability to develop new products on a profitable basis, its operating results and financial condition.

      Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare Manufacturing Corporation. The Company has entered into a Co-Distribution Agreement as of June 26, 1998 with Pharmacia & Upjohn Company and National Healthcare Manufacturing Corporation, which provides for the marketing and sale of a range of ophthalmic products. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia & Upjohn and National Healthcare will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist ThirtyThousand(TM) for distribution and sale under the Co-Distribution Agreement. The Pharmacia & Upjohn products to be distributed as part of the Co- Distribution Agreement include Healon(R) and HealonGV(R) viscoelastic solution and the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery. It is too soon to determine the full effect of these agreements on the Company. However, some possible benefits may be lower marketing costs for the Company's products and a greater appeal of the Company's products to hospitals and other buyers who prefer a comprehensive and more cost-effective package.

Research and Development

      The Company's primary market for its surgical products is the cataract surgery market. However, the Company believes that its laser systems may potentially have broader ophthalmic applications. Consequently, the Company believes that a strong research and development capability is important for the Company's future. The Company has enlisted several recognized and respected consultants and other technical personnel to act in technical and medical advisory capacities. Several of these consultants serve on the Company's Clinical Advisory Board to provide expert and technical support for current and proposed products, programs and services of the Company. In addition, the Company is conducting research in conjunction with MEOS Photonics through the University of Utah Medical Laser Laboratory. The research is aimed at improving the laser system's performance for cataract surgery and exploring additional surgical applications.

      The Company believes its research and development capabilities provide it with the ability to respond to regulatory developments, including new products, new product features devised from its users and new applications for its products on a timely and proprietary basis. The Company intends to continue investing in research and development and to strengthen its ability to enhance existing products and develop new products. The Company spent $288,854 on research development in fiscal year ended September 30, 1996, $480,584 in the three months ended December 31, 1996, $540,148 in fiscal year ended December 31, 1997 and $298,187 in the year ended December 31, 1998

Competition

      General. The Company is subject to competition in the cataract and the glaucoma surgery markets, and the glaucoma diagnostic market from two principal sources: (i) manufacturers of competing ultrasound systems used when performing cataract treatments and (ii) developers of technologies for ophthalmic diagnostic and surgical instruments used for treatment. The surgical equipment industry is dominated by a few large companies that are well established in the marketplace, have experienced management, are well financed and have well recognized trade names and product lines. The Company believes that the combined sales of five entities account for over 90% of the ophthalmic surgery market. The remaining market is fragmented among emerging smaller companies, some of which are foreign. The ophthalmic diagnostic market has a similar composition.

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

      The Cataract Surgical System Industry. Presently, products currently in use are offered by the major manufacturers utilizing ultrasonic technology. Those systems rely on accessories including single-use cassette packs and other ancillary surgical disposables such as saline solution, sutures and intraocular lenses for their profits. The cassette packs are required for fluid and tissue collection during the surgical procedure. The cassette packs are generally unique and proprietary to their respective systems and represent a barrier to entry for third-party, lower-cost after-market suppliers. While there is growing market resistance in the United States and internationally to single-use cassettes, the Company anticipates that manufacturers of ultrasound equipment will continue to develop and enhance their present ultrasound products in order to protect their investments in system and cassette technology and to protect their profits from sales of these cassettes and accessories. The Company's Precisionist Thirty Thousand(TM) ultrasonic phaco system has the ability to use either reusable or single-use disposable components. The Photon(TM) laser cataract system will utilize probes and cassette packs designed for single-use and semi-disposable instruments priced at a level consistent with the demands of health care cost containment. This will allow the health care providers a substantial measure of cost containment, while providing the Company with the quality control and income capability of cassette sales.

      The typical list price of a competitive advanced ultrasonic system ranges from approximately $60,000 to $100,000. Lower cost models generally have a list price ranging from approximately $30,000 to $60,000. The list price for the Precisionist Thirty Thousand(TM) ocular surgery system is $89,900. The Company's Photon(TM) Laser Phaco(TM) will be sold at a price of approximately $129,000. The international market, with significantly lower medical budgets, has not been able to justify the expense of using disposable components. Budgetary constraints have limited current manufacturers from gaining a significant share of the international ultrasound equipment market, and has provided a niche for the emerging smaller companies discussed above.

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

      The Retinal Diagnostic Market. The Glaucoma Research Foundation suggests that with the aging of the so-called baby boom generation, there will be an increase of macular degeneration and glaucoma in the United States, the leading causes of adult blindness worldwide. The damage caused by these diseases is irreversible. The preconditions for the onset of macular degeneration or glaucoma are low ocular blood flow and/or high intraocular pressure. Diagnostic screening is important for individuals susceptible to these diseases. People in high risk categories include: African Americans over 40 years of age, all persons over 60 years of age, persons with a family history of glaucoma or diabetes, and the very near sighted. The Glaucoma Research Foundation recommends that these high risk individuals be tested once every two years for glaucoma. According to the U.S. Census Bureau, in 1995 there were over 30 million adults 65 years of age and older and 8 million African Americans 45 years of age and older. The Glaucoma Research Foundation reports that glaucoma currently accounts for more than 7 million visits to physicians annually.

      The Company is subject to intense competition in the ophthalmic diagnostic market from well-financed, established companies with recognizable trade names and product lines and new and developing technologies. The industry is dominated by several large entities which the Company believes account for the majority of diagnostic equipment sales. The Company expects to derive revenues from the sale of its newly acquired ultrasound diagnostic equipment and blood flow analyzer. The blood flow analyzer is designed to detect glaucoma in an earlier stage than is presently possible. In addition, the device performs tonometry and blood flow analysis. The blood flow analyzer has a list price ranging from approximately $13,500 and $20,000. Other ophthalmic diagnostic devices which do not detect glaucoma in the early stages of the disease as does the Company's analyzer retail at comparable prices. The Company thus believes that it can compete in the diagnostic market place based upon the lower price and improved diagnostic functions of the analyzer.

      The Glaucoma Surgery Market. The glaucoma surgery market is similar in composition to the retinal diagnostic market. The market is dominated by several large companies. Because there are existing glaucoma and laser surgery products in the market, the Company hopes to be able to enter the market relatively quickly through FDA Section 510(k) clearance of its new systems and products. The Company believes that it can compete in this established marketplace since it will be offering its glaucoma surgery system as an add-on to its Workstation(TM). The Company believes that its Workstation(TM) will give the Company a competitive advantage to gain a position in the marketplace.

Intellectual Property Protection

      The Company's cataract surgical products are proprietary in design, engineering and performance. The Company's ultrasonic products have not been patented to date because the primary technology for ultrasonic tissue fragmentation, as available to all competitors in the market, is mainly in the public domain.

      The Photon(TM) laser cataract probe is protected under a United States patent issued in 1987 to Daniel M. Eichenbaum, M.D. and subsequently assigned by Photomed International, Inc. ("Photomed") and a Japanese patent issued in 1997 to the Company for the utility and methods of laser ablation, aspiration and irrigation of tissue through a hand-held probe of a unique design. The Company secured the exclusive worldwide right to this patent shortly after its issue, and to the international patents pending, from Photomed by means of a license agreement (the "License Agreement"). The License Agreement was amended on December 5, 1997 to allow Photomed the right to conduct research, development and marketing utilizing the patent in certain medical sub-specialties other than ophthalmology for which the Company would receive royalty payments equal to 1% of the proceeds from the net sales of products utilizing the patent. See "Management" and "Certain Relationships and Related Transactions."

      OBF Labs, the manufacturer of the Blood Flow Analyzer(TM) that the Company markets in the United States under a non-exclusive license agreement, has been granted a patent in the European Economic Community and the United States and has a patent pending in Japan.

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

      Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA began classifying medical devices in commercial distribution into one of three classes: Class I, II or III. This classification is based on the controls that are perceived to be necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those devices, the safety and effectiveness of which can reasonably be ensured through general controls, such as adequate labeling, advertising, Premarket notification and adherence to the FDA's Good Manufacturing Practice ("GMP") regulations. Some Class I devices are exempt from some of the general controls. Class II devices are those devices the safety and effectiveness of which can reasonably be assured through the use of special controls, such as performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices are devices that must receive Premarket approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life- supporting or implantable devices, or to new devices that have been found not to be substantially equivalent to legally marketed devices.

      There are two principal methods by which FDA approval may be obtained. One method is to seek FDA approval through a Premarket notification filing under
Section 510(k) of the FDC Act. If a manufacturer or distributor of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-1976 Class III medical device for which the FDA has not called for a PMA, the manufacturer or distributor may seek FDA Section 510(k) Premarket clearance for the device by filing a Section 510(k) Premarket notification. The Section 510(k) notification and the claim of substantial equivalence will likely have to be supported by various types of data and materials, possibly including clinical testing results, obtained under an IDE granted by the FDA. The manufacturer or distributor may not place the device into interstate commerce until an order is issued by the FDA granting Premarket clearance for the device. There can be no assurance that the Company will obtain Section 510(k) Premarket clearance for any of the future devices for which the Company seeks such clearance including the Photon(TM) Laser.

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

      Furthermore, the introduction of the Company's products in foreign countries may require the Company to obtain foreign regulatory clearances. The Company believes that only a limited number of foreign countries have extensive regulatory requirements, including France, Germany, Korea and Japan. The time involved for regulatory approval in foreign countries varies and can take a number of years. A number of European and other economically advanced countries, including Italy, Norway, Spain and Sweden, have not developed regulatory agencies for intensive supervision of such devices. Instead, they generally have been willing to accept the approval of the FDA. Therefore, a PMA, Section 510(k) or approved IDE from the FDA is tantamount to approval in those countries. These countries and most developing countries have simply deferred direct discretion to licensed practicing surgeons to determine the nature of devices that they will use in medical procedures. The Company's two ultrasound systems, the Photon(TM) laser cataract system the Company is developing and the ocular blood flow analyzer are all devices which require FDA approval. Therefore, a significant aspect of the acceptance of the devices in the market is the effectiveness of the Company in obtaining the necessary approvals. Having an approved IDE allows the Company to export a product to qualified investigational sites.

Regulatory Status of Products

      The Precisionist 3000 Plus(TM) and the Precisionist Thirty Thousand(TM) Systems. Pursuant to Section 510(k) of the FDC Act, the FDA granted market clearance for the commercialization of the Precisionist 3000 Plus(TM) system in 1990 and the Precisionist Thirty Thousand(TM) system in 1995, thereby allowing the Company to sell these devices in the United States for their intended use as cataract surgical systems. That clearance, in turn, has allowed for similar approvals in several foreign countries, allowing sales to be undertaken in all of those countries. Because no approvals are required in many developing countries, including several countries in the Middle East and Latin America, those areas are potentially viable markets.

      Applications for approval in other western countries, including Germany and France, are currently pending. Under present circumstances, although there is no assurance, approval of the German application is expected. Because France places substantial credence in German approvals, it is expected that approval in France will follow sometime thereafter. In Japan and Korea, the Company has provided the Precisionist(TM) system to established dealers that have applied for approval in those respective countries.

      The Photon(TM) Laser Cataract System. The Company acquired permission from the FDA to manufacture the device and approval to export it to qualified investigator sites outside the United States under an open IDE granted by the FDA in May 1995. Although the Photon(TM) laser cataract system is uniquely configured in an original and proprietary manner, the laser system, a Nd:YAG laser, is not proprietary to the device or the Company and is widely used in the medical industry and other industries as well. Of particular significance is the fact that this particular component has received previous market clearance from the FDA for other ophthalmic and medical applications. Also of significance is the Company's belief that the surgical treatment method used with the Photon(TM) laser cataract is similar to the current ultrasound cataract treatment employed by ophthalmologists. The Company thus believes that it can obtain Section 510(k) clearance for the Photon(TM) laser cataract system sometime in 1999.

      The Company submitted its Premarket Notification under Section 510(k) of the FDC Act for the Photon(TM) laser cataract system in September 1993. The FDA requested clinical support data for claims made in the Section 510(k) Premarket Notification, and in October 1994 the Company submitted an IDE application to provide for a "modest clinical study" in order to collect the data required by the FDA for clearance of the Photon(TM) laser cataract system. The FDA granted this IDE in May 1995. The Company began human clinical trials in April 1996 and completed the clinical surgeries in December 1996. Through the clinical trials the Company discovered that the Photon(TM) laser cataract system may not effectively remove harder grade cataracts. Hard cataracts can be removed using the already existing ultrasound capability of the Workstation(TM). The Company has requested and received FDA approval to conduct Phase II clinical studies at seven sites in hopes of refining the laser system and surgical method to remove cataracts and provide the statistical data required to approve the Photon(TM) laser system for laser cataract removal. There is no guarantee, however, that the Company will be successful in improving the laser system to remove harder grade cataracts.

      Blood Flow Analyzer(TM) (Paradigm BFA(TM)). The FDA granted market clearance pursuant to Section

510(k) of the FDC Act, for the commercial sale of the Paradigm Blood Flow Analyzer in June 1997 for the intended use and claims of applanation tonometry and blood flow analysis. The clearance allows immediate marketing in the United States for this new product and allows the Company to expand its product base into the ophthalmic office and optometric office with a diagnostic system.

Employees

      As of December 31, 1998, the Company had 20 full-time employees. This number does not include the Company's manufacturer's representatives who are independent contractors rather than employees of the Company. The Company also utilizes several consultants and advisors. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. None of the Company's employees is a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.

Item 2. Description of Property
-------------------------------

      The Company's executive offices are currently located at 1127 West 2320 South, Suite A, Salt Lake City, Utah. This facility consists of approximately 4,397 square feet of leased office space under a three year lease that will expire on December 31, 2000 with an additional three year renewal option. An additional 3700 square feet were added in October, 1998 in the building adjacent to its current facility, which is owned by the same landlord. These facilities are leased from Eden Roc, a California partnership, at a base monthly rate of $6,315 plus a variable monthly common maintenance area fee. The base monthly rent increases to $6,415 and $6,518 for the second and third years of the lease, respectively. Pursuant to the lease, the Company pays all real estate and personal property taxes and the insurance costs on the premises. The Company believes that these facilities are adequate and satisfy its needs for the foreseeable future.

Item 3. Legal Proceedings
-------------------------

      The Company is not a party to any material legal proceedings and is not aware of any threatened legal proceedings which may be brought against it.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
      None.

                                     PART II
                                     -------

Item 5. Market for Common Equity and related Stockholder Matters
----------------------------------------------------------------

      The Authorized capital stock of the Company consists of 20,000,000 shares of Common Stock, $.001 par value per share, and 5,000,000 shares of Preferred Stock, $.001 par value per share. The Company has created four classes of Preferred Stock, designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

      The Company's Common Stock and Class A Warrants trade on The Nasdaq SmallCap Market under the respective symbols of "PMED" and "PMEDW." Prior to July 22, 1996, there was no public market for the Common Stock. As of March 25, 1999 the closing sale prices of the Common

Stock and Class A Warrants were $3.250 per share and $.531 per warrant, respectively. The following are the high and low sales prices for the Common Stock and Class A Warrants by quarter as reported by Nasdaq since July 22, 1996.


                                                         Common Stock                         Class A Warrants
                                                          Price Range                            Price Range
          Period (Calendar Year)            High                Low                        High                 Low
1996
  Third Quarter (since July 22, 1996).....  6                   2                         1-3/16                1/8
  Fourth Quarter..........................  5-5/8               2-7/8                     1-7/16                7/16

1997
  First Quarter...........................  6-3/8               3                         1-9/16                3/4
  Second Quarter..........................  5-3/4               3                         1                     1/2
  Third Quarter...........................  6                   1-9/16                    1-3/8                 1/8
  Fourth Quarter..........................  4-5/8               2-7/16                    7/8                   1/4

1998
  First Quarter...........................  4-11/16             2-7/8                     15/16                 1/4
  Second Quarter..........................  6-1/2               3-13/16                   1-5/16                1/4
  Third Quarter...........................  4-9/16              2-1/2                     11/16                 7/16
  Fourth Quarter..........................  3                   1-9/16                    1-3/16                7/16


      The Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not publicly traded. As of March 25,1999, there were 653 record holders of Common Stock, 8 record holders of Series A Preferred Stock, 6 record holders of Series B Preferred Stock, 3 record holders of Series C Preferred Stock and 72 record holders of Series D Preferred Stock.

      The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company must pay cash dividends to holders of its Series A Preferred, Series B Preferred, Series C Preferred and Series D Preferred Stock before it can pay any cash dividend to holders of its Common Stock. Dividends paid in cash pursuant to outstanding shares of the Company's Series A, Series B, Series C and Series D Preferred Stock are only payable from surplus earnings of the Company and are non-cumulative and therefore, no deficiencies in dividend payments from one year will be carried forward to the next. The Company currently intends to retain future earnings, if any, to fund the development and growth of the Company's proposed business and operations. Any payment of cash dividends in the future on the Common Stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under any debt obligations, as well as other factors that the Company's Board of Directors deems relevant. The Company issued 6,764 shares of its Series A Preferred and 6,017 shares of its Series B Preferred on January 8, 1996 as a stock dividend to Series A and Series B shareholders of record as of December 31, 1994.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

General

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements which involve risks and uncertainty. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors discussed in this section. The Company has changed its fiscal year to the period from January 1 to and including December 31.

      The Company is engaged in the design, development, manufacture and sale of high technology eye care products. The Company's surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. The Company's ultrasound diagnostic products include a pachymeter, an A-Scan, an A/B Scan and a biomicroscope, the technology for which was acquired from Humphrey Systms in 1998. In addition, the Company markets its Blood Flow AnalyzerTM. Paradigm's activities for the twelve months ended December 31, 1998 include domestic and international sales of the Precisionist Thirty Thousand(TM) Ocular Surgery Workstation(TM) cataract surgery systems, the Blood Flow Analyzer(TM) , the Humphrey Systems ultrasound diagnostic equipment , and research and development on the Photon(TM) laser cataract removal system which received FDA approval for expansion to Phase II Clinical Trials on May 19, 1998.

      In July 1998, the Company announced the acquisition of the exclusive manufacturing rights to four FDA-approved ophthalmic diagnostic instruments from Humphrey Sysems, a division of Carl Zeiss, Inc. which complement the Company's cataract surgical equipment and its Blood Flow AnylyzerTM. The Company commenced delivery of the Pachymetric Analyzer, which measures corneal thickness, in December, 1998 and the Ultrasound A-Scan, which measures the axial length of the eye, in March, 1999. The Company expects to begin shipments of the Ultrasound A/B Scan, which is used by retinal specialists to identify foreign bodies in the posterior chamber of the eye and in evaluating the structural integrity of the retina, in the second quarter of 1999. The Ultrasonic Biomicroscope ("UBM"), which creates a high-resolution computer image of the unseen parts of the eye providing a map for the glaucoma surgeon, should commence shipments in the third quarter of 1999. In summary, management expects all four instruments to be in production in the third quarter of 1999.

Results of Operations

      Fiscal year Ended December 31, 1998 Compared to Fiscal year Ended December 31, 1997.

      Sales increased by $794,000, or 171%, to $1,258,000 for the twelve months ended December 31, 1998 from $464,000 for the comparable period in 1997. The higher level of sales in fiscal 1998 was primarily due to the sale of 21 Precisionist Thirty ThousandTM and 17 Blood Flow Analyzers compared with 8 Precisionist Thirty ThousandTM and 3 Blood Flow Analyzers in fiscal 1997. Sales of products in the surgery equipment market are contingent upon customer evaluation and acceptance. In 1998, two Precisionist Thirty Thousands were returned compared with five in 1997 when certain software and hardware revisions were identified and corrected. With the introduction of teh new fluidic system in March 1999 for the Precisionist Thirty Thousand WorkstationTM, coupled with the shippment of the four new ophthalmic diagnostic intruments, management anticipates a significant improvement in sales.

 The cost of sales increased $480,000 or 144%, to $813,000 for the twelve months ended December 31, 1998, from $333,000 for the comparable period in 1997. The gross margin for the twelve months ended December 31, 1998 of 35.4%, was 7.2% higher than the gross margin for the comparable period in 1997, of 28.2%, primarily as a result of the amortization of capitalized engineering and design charges. If the amortization of capitalized engineering and design charges, a non-cash expense, is excluded, the gross margin for 1998 was 41.3% or slightly less than the gross margin of 41.4% for 1997.

      Marketing and selling expenses increased by $430,000, or 72.8%, to $1,021,000 for the twelve months ended December 31, 1998, from $591,000 for the comparable period in 1997. The increase was a result of the Company adding a sales manager and two additional sales representatives, an increase in advertising promotional activities associated with trade shows and laser seminars for ophthalmic surgeons in conjunction with launching the Photon Ocular Surgery SystemTM, and service problems due to software and hardware revisions to the Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM).

      General and administrative expenses increased $39,000 from$1,802,000 in 1997 or 2.2% to $1,841,000 for the twelve months ended December 31, 1998, primarily due to higher costs associated with the implementation of a new computer network and accounting, manufacturing and inventory control system.

      Research and development expenses decreased by $242,000, or 44.8% for the year ended December 31, 1998,to $298,000 from $540,000 for the comparable period in 1997. The decrease was primarily the result of the completion of a substantial part of the engineering and design changes on the Precisionist ThirtyThousand (TM) Ocular Surgery Workstation(TM).

      Other expenses decreased by $164,000 to $44,000 for the year ended December 31,1998, compared to $208,000 for the same period in 1997. This is primarily due to the conversion of promissory notes into convertible preferred stock.

     The Company had a net loss of $2,759,000 or $.69 per share for the year ended December 31, 1998 as compared to a net loss of $3,010,000 or $.82 per share for the year ended December 31, 1997, a decrease of $251,000. The decrease was a result of increased sales and decreased research and development expenses offset by increased costs of sales, marketing, and selling expenses.

Upgrades

      To garner sales, the Company offers the ultrasonic Precisionist(TM) system with an unconditional arrangement under which the customer may trade in their Precisionist(TM) system to upgrade to a Precisionist Thirty Thousand(TM) Ocular Surgery System(TM). Under this arrangement, the customer receives full credit for the trade in purchase price of the Precisionist(TM) system against the price of the new Precisionist Thirty Thousand(TM) Ocular Surgery System(TM). As of December 31, 1998, the Company has distributed approximately 51 Precisionist(TM) systems under this provision. The gross margin on these original sales was approximately $295,000 or 32%. If all of these customers were to exercise their upgrade privilege, the Company would exchange the Precisionist(TM) system for the Company's new Precisionist Thirty Thousand(TM) Ocular Surgery System(TM) and refurbish the ultrasonic Precisionist(TM) systems and sell them in the international market. Any losses on the sale of the refurbished Precisionist(TM) systems, which are not expected to be significant, would reduce the gross margin on the Precisionist Thirty Thousand(TM) Ocular Surgery System(TM) sales. The total gross margin on the upgrade sales is estimated to be $1,677,000 or 41%. During the fiscal year ended December 31, 1998, there were two trade-in sales of units totaling $76,000 compared to two trade in sales totaling $94,000 for the like period in 1997.

Liquidity and Capital Resources

      The Company used cash in operating activities of $2,414,000 for the twelve months ended December 31, 1998 compared to $2,624,000 for the twelve months ended December 31, 1997. The decrease of cash used by operating activities in 1998 is primarily attributable to a lower net loss. The Company used cash from investing activities of $92,000 for the twelve months ended December 31, 1998 compared to cash received from investing activities of $98,000 in fiscal 1997. The net cash provided by financing activities for the twelve months ended December 31, 1998 was $1,733,000 compared with $944,000 for the similar period in 1997. In March 1998, the Company completed the private placement of 20,030 shares of Series C Preferred Stock at $100 per share resulting in net proceeds of $1,739,000. In addition, the Company exchanged $995,000 of promissory notes for 9,950 shares of Series C Preferred Stock at $100 per share and the conversion of a $75,000 note into common stock.

      In March 1999, the Company completed a private placement of 1,140,000 shares of Series D Convertible Preferred Stock at $1.75 per share with the net proceeds to the Company approximating $1.6 million. On a pro-forma basis to reflect the March 1999 equity financing as of December 31,1998, total stockholders equity would be about $3.3 million with cash and cash equivalents of $1.7 million. Based on the Company's 1999 budget and the net proceeds from the 1999 Preferred Stock offering, management believes that funds are sufficient to continue operations through December 31, 1999. However, no assurances can be given that management's plan will be successful in achieving positive cash flow or profitability.

      The Company will seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms, if at all.

      The Company's ratio of inventory to sales for the twelve month period ended December 31, 1998 was .57 compared with 1.80 for a similar period in 1997. With the launching of two new products within the past eighteen months, management has had to build inventory in anticipation of sales. As a result, the ratio of inventory to sales, particularly computed on the basis of inventory to quarerly sales, tends to fluctuate widely depending on the Company's purchase orders with the manufacturers, the time lags between cusomer's purchase orders, delivery and sales, the number of demonstration units in the field, the accuracy of the sales forecast and seasonal factors.

      At December 31, 1998,  the Company had net  operating  loss  carryforwards
(NOLs) of approximately $9,600,000 and research and development tax credit carryforwards of approximately $34,000. These carryforwards are available to offset future taxable income, if any, and begin to expire in the year 2006. The Company's ability to use its NOLs to offset future income is dependant upon the tax laws in effect at the time the NOL's can be utilized. The Tax Reform Act of 1996 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of change of ownership.

Effect of Inflation and Foreign Currency Exchange

      The Company has not realized a reduction in the selling price of the Precisionist phaco system as a result of domestic inflation. Nor has the Company experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers.

Impact of New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

      The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

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

Item 7.  Financial Statements

Report of Independent Accountants                                            F-2

Balance Sheet                                                                F-3

Statement  of Operations                                                     F-4

Statement  of Changes in Stockholders' Equity                         F-5 to F-7

Statement  of Cash Flows                                                     F-8

Notes to Financial Statements                                        F-9 to F-28

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Paradigm Medical Industries, Inc.


We have audited the balance sheet of Paradigm Medical Industries, Inc. (the Company) as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.






                                             TANNER + Co.



Salt Lake City, Utah
March 5, 1999

--------------------------------------------------------------------------------


                                                                         PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                             Balance Sheet

                                                                                         December 31, 1998
----------------------------------------------------------------------------------------------------------



              Assets

Current assets:
     Cash                                                                               $          114,000
     Receivables, net                                                                              566,000
     Inventories                                                                                   720,000
     Prepaid expenses                                                                               15,000
                                                                                        ------------------
                  Total current assets                                                           1,415,000

Capitalized engineering and design charges, net                                                    235,000
Property and equipment, net                                                                        547,000
Other                                                                                               44,000
                                                                                        ------------------

                  Total assets                                                          $        2,241,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders' Equity

Current liabilities:
     Payables                                                                           $          316,000
     Accrued liabilities                                                                           163,000
     Current portion of long-term debt                                                              13,000
                                                                                        ------------------
                  Total current liabilities                                                        492,000
                                                                                        ------------------

Long-term debt                                                                                      33,000
                                                                                        ------------------

Commitments                                                                                              -

Stockholders' equity:
     Preferred stock, $.001 par value:
         Series A, 500,000 shares authorized, 34,619 shares
           issued and outstanding (aggregate liquidation
           preference of $34,619)                                                                        -
         Series B, 500,000 shares authorized; 31,236 shares
           issued and outstanding (aggregate liquidation
           preference of $124,944)                                                                       -
         Series C, 30,000 shares authorized, 6,900 shares
           issued and outstanding                                                                        -
     Common stock, $.001 par value, 20,000,000 shares
       5,500,306  shares issued and outstanding                                                      5,000
Additional paid-in capital                                                                      17,704,000
Treasury stock, at cost                                                                             (4,000)
Unearned compensation                                                                              (94,000)
Stock subscription receivable                                                                       (8,000)
Accumulated deficit                                                                            (15,887,000)
                                                                                        ------------------
                  Total stockholders' equity                                                     1,716,000
                                                                                        ------------------

                  Total liabilities and stockholders' equity                            $        2,241,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                                                       F-3

                                                                         PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                   Statement of Operations

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------




                                                                              1998             1997
                                                                       -----------------------------------

Sales                                                                  $       1,258,000  $        464,000
                                                                       -----------------------------------

Cost of sales                                                                    739,000           272,000
Amortization of capitalized engineering and design changes                        74,000            61,000
                                                                       -----------------------------------

                                                                                 813,000           333,000
                                                                       -----------------------------------

         Gross profit                                                            445,000           131,000
                                                                       -----------------------------------

Operating expenses:
     Marketing and selling                                                     1,021,000           591,000
     General and administrative                                                1,841,000         1,802,000
     Research and development                                                    298,000           540,000
                                                                       -----------------------------------

         Total operating expenses                                              3,160,000         2,933,000
                                                                       -----------------------------------

Operating loss                                                                (2,715,000)       (2,802,000)
                                                                       -----------------------------------

Other income (expense):
     Interest income                                                              49,000            57,000
     Interest expense                                                            (33,000)         (265,000)
     Other                                                                       (60,000)                -
                                                                       -----------------------------------

                                                                                 (44,000)         (208,000)
                                                                       -----------------------------------

Loss before provision for income taxes                                        (2,759,000)       (3,010,000)

Provision for income taxes                                                             -                 -
                                                                       -----------------------------------

Net loss                                                               $      (2,759,000) $     (3,010,000)
                                                                       -----------------------------------

Loss per common share - basic and diluted                              $           (.69)  $           (.82)
                                                                       -----------------------------------



----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-4

                                                                PARADIGM MEDICAL INDUSTRIES, INC.
                                                                Statement of Stockholders' Equity

                                                           Years Ended December 31, 1998 and 1997
-------------------------------------------------------------------------------------------------

                                         Preferred Stock
                     -------------------------------------------------------
                          Series A           Series B          Series C           Common Stock
                     ----------------------------------------------------------------------------
                      Shares   Amount   Shares    Amount     Shares    Amount   Shares    Amount
                     ----------------------------------------------------------------------------

Balance at
January 1, 1997        121,704  $     -  448,398  $       -        -   $     -  3,194,061 $ 3,000

Conversion of
preferred stock
to common stock        (71,582)       - (403,015)         -        -         -    569,518   1,000

Issuance of common
stock for compensation       -        -        -          -        -         -     22,852       -

Warrants exercised for
common stock                 -        -        -          -        -         -     12,500       -

Issuance of warrants
in connection with
the issuance of debt         -        -        -          -        -         -          -       -

Amortization of
unearned compensation
                             -        -        -          -        -         -          -       -

Difference between the
convertible notes
payable conversion
price and common
stock fair value             -        -        -          -        -         -          -       -

                                                                                        Unrealized
                                                                  Stock                    Gain
                      Additional                      Unearned     Sub-       Accum-        on
                       Paid-In         Treasury Stock  Compen-   scription    ulated    Marketable
                                    -----------------
                       Capital      Shares   Amount    sation   Receivable   Deficit    Securities
                     -----------------------------------------------------------------------------
Balance at
January 1, 1997      $  8,162,000   2,600 $ (4,000) $ (63,000) $      -  $ (5,248,000) $ 10,000

Conversion of
preferred stock to
common stock                    -       -        -          -         -             -         -

Issuance of common
stock for compensation     78,000       -        -          -         -             -         -

Warrants exercised for
common stock               42,000       -        -          -         -             -         -

Issuance of warrants
in connection with
the issuance of debt      317,000       -        -          -         -             -         -

Amortization of
unearned compensation
                                -       -        -     63,000         -             -         -

Difference between the
convertible notes
payable conversion
price and common
stock fair value          235,000       -        -          -         -             -         -


--------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                                            F-5

                                                                  PARADIGM MEDICAL INDUSTRIES, INC.
                                                                  Statement of Stockholders' Equity

                                                             Years Ended December 31, 1998 and 1997
---------------------------------------------------------------------------------------------------

                                         Preferred Stock
                     -------------------------------------------------------
                          Series A           Series B          Series C        Common Stock
                     ------------------------------------------------------------------------------
                        Shares   Amount  Shares     Amount   Shares    Amount   Shares     Amount
                     ------------------------------------------------------------------------------


Net change in
unrealized gain on
marketable securities        -        -        -          -        -        -           -        -

Net loss                     -        -        -          -        -        -           -        -
                      -----------------------------------------------------------------------------

Balance at
December 31, 1997       50,122        -   45,383          -        -        -    3,798,931    4,000

Issuance of Series C
preferred stock for:
  Cash                       -        -        -          -   19,937        -            -        -
  Debt                       -        -        -          -    9,950        -            -        -
  Subscription
   receivable                -        -        -          -       93        -            -        -

Conversion of
preferred stock to
common stock           (15,503)       -  (14,147)         -  (23,080)       -    1,354,424    1,000

Issuance of common
stock for:
  Services                   -        -        -          -        -        -       93,135        -
  Payables                   -        -        -          -        -        -       90,000        -
  Debt                       -        -        -          -        -        -       37,500        -
  Assets                     -        -        -          -        -        -      126,316        -

Issuance of stock
options for services         -        -        -          -        -        -            -        -

                                                                                   Unrealized
                                                               Stock                  Gain
                      Additional                   Unearned    Sub-       Accum-       on
                       Paid-In    Treasury Stock   Compen-   scription    ulated   Marketable
                                 -----------------
                       Capital    Shares  Amount    sation  Receivable   Deficit   Securities
                     -------------------------------------------------------------------------


Net change in
unrealized gain on
marketable securities           -       -        -         -         -           -    (10,000)

Net loss                        -       -        -         -         -  (3,010,000)         -
                      -----------------------------------------------------------------------

Balance at
December 31, 1997       8,834,000   2,600   (4,000)        -         -  (8,258,000)         -

Issuance of Series C
preferred stock for:
  Cash                  1,739,000       -        -         -         -           -          -
  Debt                    829,000       -        -         -         -           -          -
  Subscription
   receivable               8,000       -        -         -    (8,000)          -          -

Conversion of preferred
stock to common stock      (1,000)      -        -         -         -           -          -

Issuance of common
stock for:
  Services                290,000       -        -   (94,000)        -           -          -
  Payables                399,000       -        -         -         -           -          -
  Debt                     75,000       -        -         -         -           -          -
  Assets                  500,000       -        -         -         -           -          -

Issuance of stock
options for services      161,000       -        -         -         -           -          -


---------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                          F-6

                                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                               Statement of Stockholders' Equity

                                                          Years Ended December 31, 1998 and 1997
------------------------------------------------------------------------------------------------

                                         Preferred Stock
                     -------------------------------------------------------
                          Series A           Series B          Series C        Common Stock
                     ----------------------------------------------------------------------------
                      Shares   Amount   Shares    Amount    Shares  Amount    Shares    Amount
                     ----------------------------------------------------------------------------

Difference between
the series C preferred
stock conversion
price and common stock
fair value                   -        -         -        -      -         -           -         -

Net loss                     -        -         -        -      -         -           -         -
                      ---------------------------------------------------------------------------

Balance at
December 31, 1998       34,619 $      -   31,236  $      -  6,900  $      -   5,500,306  $  5,000
                      ---------------------------------------------------------------------------

                                                                                            Unrealized
                                                                     Stock                     Gain
                      Additional                         Unearned     Sub-         Accum-       on
                       Paid-In         Treasury Stock    Compen-    scription      ulated   Marketable
                                    ------------------
                       Capital      Shares      Amount   sation    Receivable      Deficit  Securities
                     ---------------------------------------------------------------------------------


Difference between
the series C preferred
stock conversion
price and common stock
fair value                4,870,000      -          -           -           -      (4,870,000)     -

Net loss                          -      -          -           -           -      (2,759,000)     -
                      --------------------------------------------------------------------------------

Balance at
December 31, 1998     $  17,704,000  2,600  $  (4,000) $  (94,000) $   (8,000)  $ (15,887,000) $   -
                      --------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                   F-7



                                                                         PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                   Statement of Cash Flows

                                                                                 Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                                 1998              1997
                                                                       -----------------------------------
Cash flows from operating activities:
     Net loss                                                          $      (2,759,000)  $    (3,010,000)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                           106,000           209,000
         Loss on disposal of equipment                                                 -            12,000
         Issuance of common stock for services                                   196,000            78,000
         Interest and stock compensation expenses related
         to common stock options/warrants                                        161,000           235,000
         Provision for losses on receivables                                      30,000                 -
         (Increase) decrease in:
              Receivables                                                       (475,000)         (102,000)
              Inventories                                                        240,000          (592,000)
              Debt offering cost                                                 259,000                 -
              Prepaid expenses                                                     1,000             8,000
         Increase (decrease) in:
              Payables                                                            14,000           466,000
              Accrued liabilities                                               (187,000)           72,000
                                                                       -----------------------------------
                  Net cash used in
                  operating activities                                        (2,414,000)       (2,624,000)
                                                                       -----------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                          (48,000)          (32,000)
     Notes receivable                                                            (44,000)                -
     Capitalized engineering and design charges                                        -          (370,000)
     Proceeds from the sale of marketable securities                                   -           500,000
                                                                       -----------------------------------
                  Net cash (used in) provided by
                  investing activities                                           (92,000)           98,000
                                                                       -----------------------------------

Cash flows from financing activities:
     Proceeds from issuance of Series C preferred stock                        1,739,000                 -
     Principal payments on long-term  debt                                        (6,000)           (3,000)
     Proceeds from issuance of  notes payable                                          -         1,070,000
     Proceeds from lines of credit                                                     -           980,000
     Payment on lines of credit                                                        -          (980,000)
     Payment of debt offering costs                                                    -          (165,000)
     Proceeds from exercise of warrants                                                -            42,000
                                                                       -----------------------------------
                  Net cash provided by
                  financing activities                                         1,733,000           944,000
                                                                       -----------------------------------

Net decrease in cash                                                            (773,000)       (1,582,000)

Cash, beginning of year                                                          887,000         2,469,000
                                                                       -----------------------------------

Cash, end of year                                                      $         114,000   $       887,000
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                      F-8

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements

--------------------------------------------------------------------------------


1.   Organization and Significant Accounting Policies

Organization
Paradigm Medical Industries, Inc. (the Company) is a California
Corporation incorporated in October 1989.

The Company is engaged in marketing and selling advanced surgical systems for cataracts, various attachments and disposable accessories and diagnostic equipment and instrumentation. The Company is in the process of introducing a proprietary laser-based surgical machine which is expected to become its core business.


The Company is primarily dependent upon a single product line targeted toward minimally invasive cataract surgery devices. Revenues recognized to date primarily represent revenues from the sale of the Company's conventional ultrasound cataract surgery machine (the Precisionist) and related accessory instruments. The Company has recognized minimal revenue from the sale of its proprietary laser-based product, the Photon LaserPhaco System (the Photon). The Company's surgical and diagnostic systems are regulated as medical devices by the FDA under the FDC Act. In May 1995, the Company received regulatory approval to manufacture the Photon in limited quantities and conduct clinical trials in the U.S. on a limited basis. The Company is currently conducting clinical studies. The Company's ability to achieve profitability depends upon its ability to obtain the regulatory approvals required to manufacture and market the Photon on an unlimited scale.


During the year ended December 31, 1998, the Company acquired, the rights to begin manufacturing an established product line, which consists of ultrasound diagnostic devices used in eye care.

Liquidity

The Company incurred a net loss of $2,759,000 and negative cash flows from operating activities of $2,414,000 for the year ended December 31, 1998. As of December 31, 1998, the Company had an accumulated deficit of $15,887,000. In March 1999, the Company completed the private placement of 1,140,000 shares of Series D Preferred Stock at $100 per share (see Note 7), resulting in net proceeds of approximately $1,649,000, net of offering costs. Management believes that if sales projections are realized these net proceeds, plus existing working capital, will be sufficient to assure continuation of the Company's operations through December 31, 1999. However, no assurances can be given that management's plans will be successful in achieving profitability to positive cash flows.

--------------------------------------------------------------------------------
                                                                             F-9

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies
     Continued

Cash Equivalents
For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.


Marketable Securities
The Company classifies its marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.


For both categories of securities, declines in fair value below amortized cost that are other than temporary are included in earnings.


Inventories
Inventories are stated at the lower of cost or market, cost is determined using the weighted average method.

Property and Equipment
Property and  equipment  are recorded at cost,  less  accumulated  depreciation.
Depreciation on property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease.
Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.
--------------------------------------------------------------------------------
                                                                            F-10

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------
1.   Organization and Significant Accounting Policies
     Continued

Capitalized Engineering and Design Charges
The capitalized portion of payments to a manufacturer for engineering and design services are being amortized using the straight line method over a five year period. At December 31, 1998 and 1997, the accumulated amortization was $135,000 and $61,000, respectively. Amortization expense for the years ended December 31, 1998 and 1997 was $74,000 and $61,000, respectively.


Income Taxes
Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation and accrued liabilities.


Earnings Per Share
The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.


Revenue Recognition
Revenues for sales of the Photon product, are recognized upon installation and acceptance by the customer. Revenues for sales of the Precisionist and ultrasound diagnostic devices are recognized when the product is shipped.

The Company offers the Precisionist with an unconditional arrangement under which the customer may trade in their Precisionist to upgrade to other systems, such as the Photon. Under this agreement, the customer will receive full credit for the purchase price of the Precisionist against the price of the other system.


Research and Development
Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company.


--------------------------------------------------------------------------------
                                                                            F-11

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------
1.   Organization and Significant Accounting Policies
     Continued

Concentration of Risk
The market for ophthalmic lasers is subject to rapid technological change, including advances in laser and other technologies and the potential development of alternative surgical techniques or new pharmaceutical products. Development by others of new or improved products, processes or technologies may make products developed by the Company obsolete or less competitive.


The Company's high technology product line requires the Company to deal with suppliers and subcontractors supplying highly specialized parts, operating highly sophisticated and narrow tolerance equipment and performing highly technical calculations and tasks. Substantially all of the Company's current products are manufactured and assembled by two companies, one of which is a related party (see Note 11). Although there are a limited number of suppliers and manufacturers that meet the standards required of a regulated medical device, management believes that other suppliers and manufacturers could provide similar components and services. A change in supplier or manufacturer, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely. In addition, since the supplier and manufacturer are related parties, there can be no assurance that comparable terms could be obtained.


The nature of the Company's business exposes it to risk from product liability claims. The Company maintains product liability insurance providing coverage up to $2 million per claim with an aggregate policy limit of $2 million. Any losses that the Company many suffer from any product liability litigation could have a material adverse effect on the Company.


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


--------------------------------------------------------------------------------
                                                                            F-12

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies
     Continued

Concentration of Risk - Continued
Accounts receivable are due from medical distributors, surgery centers, hospitals and ophthalmologists located throughout the U.S. and a number of foreign countries. The receivables are generally due within thirty days for domestic customers and sixty days for international customers. Credit losses historically have not been significant.


The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.


Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Reclassifications
Certain accounts in the 1997 financial statements have been reclassified to conform with the presentation of the current year financial statements.


2.   Detail of Certain Balance Sheet Accounts

Receivables:
     Trade receivables                                        $         566,000
     Employee receivables                                                 9,000
     Other                                                               21,000
     Allowance for doubtful accounts                                    (30,000)
                                                              ------------------

                                                              $         566,000
                                                              ------------------



Inventory:
     Finished goods                                           $         493,000
     Raw materials                                                      227,000
                                                              ------------------

                                                              $         720,000
                                                              ------------------


--------------------------------------------------------------------------------
                                                                            F-13

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------
2.   Detail of Certain Balance Sheet Accounts
     Continued

Payables:
     Accounts payable                                     $          209,000
     Related party payables                                          107,000
                                                          ------------------

                                                          $          316,000
                                                          ------------------



3.   Property and Equipment

Property and equipment consists of the following:

Production rights                                         $         374,000
Office equipment                                                    135,000
Computer equipment                                                   84,000
Automobile                                                           26,000
Furniture and fixtures                                               21,000
                                                          -----------------

                                                                    640,000

Accumulated depreciation and
amortization                                                        (93,000)
                                                          -----------------

                                                          $         547,000
                                                          -----------------

4.   Long-Term Debt

Long-term debt consists of the following:


Note payable to a bank in monthly installments of
$418, including interest at 9.95% secured by an
automobile and due September 2001                         $          12,000

Capital lease obligations (see note 5)                               34,000
                                                          -----------------

                                                                     46,000

Less current portion                                                (13,000)
                                                          -----------------

                                                          $          33,000
                                                          -----------------

--------------------------------------------------------------------------------
                                                                            F-14

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Long-Term Debt
     Continued

Future maturities are as follows:


Year Ending December 31,                                       Amount
                                                          -----------------

                           1999                           $          13,000
                           2000                                      16,000
                           2001                                      17,000
                                                          -----------------

                                                          $          46,000
                                                          -----------------



5.   Lease Obligations

During the year ended December 31, 1998 the Company leased certain computer equipment under noncancellable capital leases. These leases provide the Company the option to purchase the leased assets at the end of the initial lease term. Assets under capital leases included in fixed assets and are as follows:


Computer equipment                                        $          36,000

Less accumulated amortization                                        (2,000)
                                                          -----------------

                                                          $          34,000
                                                          -----------------

Amortization expense on assets under capital leases during the year ended December 31, 1998 was $2,000.


--------------------------------------------------------------------------------
                                                                            F-15

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

5.   Lease Obligations
     Continued

Capital lease obligations have imputed interest rates of 22% and are payable in monthly installments of approximately $1,200 trough 2001. The leases are secured by computer equipment. Future minimum payments on the capital lease obligations are as follows:


1999                                                      $          16,000
2000                                                                 16,000
2001                                                                 14,000
                                                          -----------------

                                                                     46,000

Less amount representing interest                                   (12,000)
                                                          -----------------

                                                          $          34,000
                                                          -----------------



The Company leases office and warehouse space under operating lease agreements. Future minimum rental payments under noncancelable operating leases as of December 31, 1998 are as follows:


Year Ending December 31,                                       Amount
                                                          -----------------

                           1999                           $          94,000
                           2000                                      94,000
                                                          -----------------
                           Total future minimum rental
                            payments                      $         188,000
                                                          -----------------

Rent expense related to the  noncancelable  operating  leases was  approximately
$41,000  and  $62,000  for  the  years  ended   December   31,  1998  and  1997,
respectively.



--------------------------------------------------------------------------------
                                                                            F-16

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Income Taxes

The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before provision for income taxes for the following reasons:


                                                     Years Ended
                                                    December 31,
                                          ---------------------------------
                                                 1998            1997
                                          ---------------------------------

Federal income tax benefit at
  statutory rate                          $         938,000  $    1,174,000
Other                                                45,000               -
Change in valuation allowance                      (983,000)     (1,174,000)
                                          ---------------------------------

                                          $               -  $            -
                                          ---------------------------------

Deferred tax assets (liabilities) are comprised of the following:


                                                             December 31,
                                                                 1998
                                                          -----------------

Net operating loss carryforward                           $       3,606,000
Depreciation                                                        (18,000)
Research and development tax credit
  carryforwards                                                      34,000
Allowance and reserves                                               31,000
                                                          -----------------

                                                                  3,653,000

Valuation allowance                                              (3,653,000)
                                                          -----------------

                                                          $               -
                                                          -----------------

At December 31, 1998, the Company had net operating loss carryforwards of approximately $9,600,000 and research and development tax credit carryforwards of approximately $34,000. These carryforwards are available to offset future taxable income and begin to expire in 2006. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.

--------------------------------------------------------------------------------
                                                                            F-17

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Capital Stock

The Company has established four series of preferred stock with a total of 5,000,000 authorized shares and a par value of $.001, the series included certain rights and privileges, and one series of common stock with a par value of $.001 and a total of 20,000,000 authorized shares.


Series A Preferred Stock
On September 1, 1993, the Company established a series of non-voting preferred shares designated as the 6% Series A Preferred Stock, consisting of 500,000 shares with $.001 par value. The Series A Preferred Stock has the following rights and privileges:

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


5. The Company may, at its option, redeem all of the then outstanding share of the Series A Preferred Stock at a price of $4.50 per share, plus accrued and unpaid dividends related to the fiscal year in which such redemption occurs.


--------------------------------------------------------------------------------
                                                                            F-18

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Capital Stock
     Continued

Series B Preferred Stock
On May 9, 1994, the Company established a series of non-voting preferred shares designated at 12% Series B Preferred Stock, consisting of 500,000 shares with $.001 par value. The Series B Preferred Stock have the following rights and privileges:

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


5. The Company may, at its option, redeem all of the then outstanding share of the Series B Preferred Stock at a price of $4.50 per share, plus accrued and unpaid dividends related to the fiscal year in which such redemption occurs.


--------------------------------------------------------------------------------
                                                                            F-19

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Capital Stock
     Continued

Series C Preferred Stock
In January 1998, the Company authorized the issuance of a total of 30,000 shares of Series C Preferred Stock, $.001 par value, $100 stated value. The Series C Preferred Stock have the following rights and privileges:

1. The holders of the shares are entitled to dividends at the rate of 12% per share per annum of the aggregate stated value. The dividends are non-cumulative and, therefore, deficiencies in dividend payments from one year are not carried forward to the next year.


2. Upon the liquidation of the Company, the holders of the Series C Preferred Stock are entitled to receive an amount per share equal to the greater of
     (a) the amount they would have received if they had converted the shares into shares of Common Stock immediately prior to such liquidation plus declared but unpaid dividends; or (b) the stated value, subject to adjustment.

3. Each share is convertible, at the option of the holder at any time until January 1, 2002, into approximately 57.14 shares of common stock at an initial conversion price, subject to adjustments for stock splits, stock dividends and certain combination or recapitalization of the common stock, equal to $1.75 per share of common stock.

4.   The holders of the shares have no voting rights.


Series D Preferred Stock
In January 1999, the Company's Board of Directors authorized the issuance of a total of 1,140,000 shares of non-voting Series D Preferred Stock, $.001 par value per share, $1.75 stated value. Each share initially is convertible into one share of Common Stock. Each share, which remains outstanding on January 1, 2002, shall be automatically converted into one share of Common Stock. Holders of the shares of Series D Preferred Stock are entitled to 10% non-cumulative dividends.


In March 1999, the Company closed a private placement of Series D Preferred Stock, selling 1,140,000 shares at a price of $1.75 per share. The net proceeds to the Company from the private placement were approximately $1.6 million.


--------------------------------------------------------------------------------
                                                                            F-20

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Capital Stock
     Continued

In August 1997, the Company entered into an investment banking agreement with Win Capital Corp. (Win Capital) for a two year period which may be extended an additional year. The Company pays a retainer to Win Capital of $2,000 per month for the first six months, $4,000 per month for the second six months and $6,000 per month for the remainder of the contract. The Company also issued a warrant to Win Capital.


8.   Stock Option Plan and Warrants

In November 1995, the Company's Board of Directors and shareholders approved the Company's 1995 Stock Option Plan (the Option Plan) which reserved 300,000 shares of the Company's authorized but unissued common stock for the granting of stock options. In June 1997, the Company's shareholders approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance thereunder by an aggregate of 300,000 shares.


The Option Plan provides for the grant of incentive stock options and non-qualified stock options to employees and non-employee directors of the Company. Incentive stock options may be granted only to employees. The Option Plan is administered by the Board of Directors or a Compensation Committee, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option.


In addition, the Company has granted warrants to purchase the Company's common stock to various entities. During the years ended December 31, 1998 and 1997, the Company granted the following warrants:

o In connection with the Company issuing Series C Preferred Stock, the Company issued warrants to purchase up to 100,000 shares of common stock at a purchase price of $3.00 per share. The warrant is currently exercisable and expires on February 24, 2001. The fair value of the warrant of $336,000 has been netted against gross proceeds from issuance of Series C Preferred Stock.



o The Company issued warrants to purchase 100,00 shares of the Company's common stock at a price of $4.00 per share to an individual, as consideration for consulting legal services. The warrants are exercisable beginning in January 1999 and expire on December 18, 2008.


--------------------------------------------------------------------------------
                                                                            F-21

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------
8.   Stock Option Plan and Warrants
     Continued

o In connection with an investment banking agreement (see Note 7), the Company issued a warrant to Win Capital to purchase up to 191,000 shares of common stock at a purchase price of $3.00 per share. The warrant is currently exercisable and expires on August 19, 2000. The fair value of the warrant of $317,060 was recorded as debt offering costs and was amortized over the term of the debt.


A schedule of the options and warrants is as follows:


                                                                    Exercise
                                              Number of            Price Per
                                     ----------------------------
                                        Options       Warrants       Share
                                     ------------------------------------------

Outstanding at January 1, 1997              378,940     1,558,125 $ 3.00 - 8.13
     Granted                                135,000       191,000   3.00 - 5.00
     Exercised                                    -       (12,500)         3.33
     Expired                                (63,740)            -          5.00
                                     ------------------------------------------

Outstanding at December 31,
  1997                                      450,200     1,736,625   3.00 - 8.13
     Granted                                319,960       200,000   2.31 - 5.00
     Forfeited                              (50,000)            -          5.00
                                     ------------------------------------------

Outstanding at December 31,
  1998                                      720,160     1,936,625 $ 3.00 - 8.13
                                     ------------------------------------------

--------------------------------------------------------------------------------
                                                                            F-22

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Earnings Per Share

Financial accounting standards requires companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:


                                                        Years Ended
                                                        December 31,
                                            ------------------------------------
                                                   1998              1997
                                            ------------------------------------
Basic and Diluted EPS:
  Net loss available to common
    stockholders                            $       (2,759,000)  $   (3,010,000)
                                            ------------------------------------

  Weighted average common shares                     4,022,000        3,663,000
                                            ------------------------------------

  Net loss per share                        $             (.69)  $         (.82)
                                            ------------------------------------




10.  Stock-Based Compensation

The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                        Years Ended
                                                        December 31,
                                            ------------------------------------
                                                   1998              1997
                                            ------------------------------------

Net loss - as reported                      $       (2,759,000)  $   (3,010,000)
Net loss - pro forma                        $       (3,044,000)  $   (3,168,000)
Loss per share - as reported                $             (.69)  $         (.82)
Loss per share - pro forma                  $             (.76)  $         (.86)
                                            ------------------------------------

--------------------------------------------------------------------------------
                                                                            F-23

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Stock-Based Compensation
     Continued

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Expected dividend yield                 $                -  $             -
Expected stock price volatility                        82%             102%
Risk-free interest rate                               5.0%             5.5%
Expected life of options                           6 years          5 years
                                        -----------------------------------



The weighted average fair value of options granted during the years ended December 31, 1998 and 1997 are $1.85 and $3.31, respectively.


The following table summarizes information about stock options and warrants outstanding at December 31, 1998:


                            Outstanding                      Exercisable
              ------------------------------------------------------------------
                               Weighted
                               Average
                  Number      Remaining    Weighted      Number        Weighted
   Range of     Outstanding  Contractual    Average    Exercisable      Average
   Exercise          at          Life       Exercise       at          Exercise
    Prices       12/31/98      (Years)       Price      12/31/98        Price
--------------------------------------------------------------------------------

$2.30 - 2.75       20,160       9.86     $    2.47            -     $     -
 3.00 - 4.00      736,625       2.91          3.29      644,958           3.19
 5.00 - 8.13    1,900,000       2.87          6.53    1,814,400           6.61
--------------------------------------------------------------------------------

$2.30 - 8.13    2,656,785       2.94     $    5.60    2,459,358     $     5.57
--------------------------------------------------------------------------------



11.  Related Party Transactions

The Company has entered into an exclusive three year design, engineering and manufacturing agreement (the Agreement) for its Photon laser cataract system with a company that is a shareholder (the Manufacturer). Under the provisions of the Agreement, the Company paid a total of $1,000,000 to the Manufacturer at various milestone dates for engineering and design services. $630,000 of this amount was charged to expense as research and development; the balance was recorded as capitalized engineering and design charges.


--------------------------------------------------------------------------------
                                                                            F-24

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Related Party Transactions
     Continued

In addition, the Company will pay the actual cost of tooling, plus a two percent mark-up, which is not expected to be significant. All items for tooling purposes will belong to the Company. The Agreement establishes the purchase price of the systems at the lesser of a fixed purchase price or the actual cost of manufacturing plus a markup.


The Company purchased research and development services, design and manufacturing services and systems from the Manufacturer in the amount of approximately $49,000 and $1,070,000 during the year ended December 31, 1998 and 1997, respectively.


The Agreement prohibits the manufacturer from participating in any activities, including manufacturing, related to laser surgical systems for any other company for a period of two years beyond the term of any renewed term of the Agreement. The Agreement includes certain termination provisions, which include the event that the Company is unable to obtain governmental or regulatory approvals. The Agreement is renewable for successive one year additional terms.


In 1997, the Company signed an amended exclusive patent license agreement with a company which owns the patent for the laser-probe used on the Photon machine. This company is owned by a shareholder of the Company. The agreement provides for the payment of a 1% royalty on all sales proceeds related directly or indirectly, to the Photon machine. The agreement terminates on July 7, 2003. Through December 31, 1998, no significant royalties have been paid under this agreement.


A law firm, of which a director of the Company is a shareholder, has rendered legal services to the Company. The Company paid this firm $97,000, and $119,000 for the year ended December 31, 1998 and 1997, respectively. As of December 31, 1998, the Company owed this firm $16,000, which is included in accounts payable.



--------------------------------------------------------------------------------
                                                                            F-25

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

12.  Supplemental Cash Flow Information

During the year ended December 31, 1998:

o The Company issued Series C Preferred Stock in exchange for long-term debt of $995,000 and debt-offering costs of $166,000.

o The Company issued common stock for future services in the amount of $94,000.

o    The Company issued common stock in exchange for long-term debt of $75,000.


o The Company issued common stock in exchange for a related-party payable of $399,000.

o The Company issued common stock in exchange for production rights of $374,000 and inventory of $126,000.

o The Company increased the accumulated deficit and additional paid-in capital by $4,870,000 due to the difference between the Series C preferred stock conversion price and the common stock fair value.


o The Company acquired computer equipment in exchange for long-term debt of $36,000.

During the year ended December 31, 1997, the Company issued warrants valued at $317,060 in exchange for services.


Actual amounts paid for interest and income taxes are as follows:


                                                      Years Ended
                                                     December 31,
                                        -----------------------------------
                                                  1998              1997
                                        -----------------------------------

Interest                                $           33,000  $        22,000
                                        -----------------------------------

Income taxes                            $                -  $             -
                                        -----------------------------------


--------------------------------------------------------------------------------
                                                                            F-26

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Export Sales

Total sales include export sales by major geographic area as follows:


                                                    Years Ended
                                                   December 31,
                                        -----------------------------------
Geographic Area                                1998              1997
---------------
                                        -----------------------------------

Middle East                             $          150,000  $         2,000
South America                                      140,000                -
Europe                                              11,000           38,000
Far East                                             3,000           18,000
                                        -----------------------------------

                                        $          304,000  $        58,000
                                        -----------------------------------


14.  Employment Agreements

Effective January 1, 1998, the Company entered into employment agreements with four officers which expire on January 1, 2003. The agreements provide for aggregate annual compensation of $480,000. In addition, the Company has entered into agreements which provide for additional payments to be made to these officers in the event the Company has a change of control.


15.  Profit Sharing Plan

The Company has adopted a profit sharing plan pursuant to which an amount equal to 10% of the pretax profits of the Company will be set aside for the benefit of the Company's officers and key employees. This amount will only be paid if the Company's qualified pretax profits exceed $10,000,000 for any fiscal year prior to December 31, 2001.


16.  Savings Plan

In November 1996, the Company established a 401(k) Retirement Savings Plan for the Company's officers and employees. The Plan provisions include eligibility after six months of service, a three year vesting provision and 100% matching contribution by the Company up to 3% of a participant's compensation. During the years ended December 31, 1998 and 1997, the Company contributed $10,646 and $36,136 to the Plan, respectively.

--------------------------------------------------------------------------------
                                                                            F-27

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------
17.  Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.


18.  Restatement of the 1997 Financial Statements

The Company had previously issued financial statements for the year ended December 31, 1997. The accompanying revised 1997 financial statements reflect an adjustment due to correction of an error. The adjustment to the financial statements arises from the expense recognition for the difference between the conversion price and the fair value of the common stock into which the security is convertible.



The following schedule summarizes the adjustment leading to the restatement of the 1997 financial statements:


                                          As Originally
                Category                     Reported         Restated
---------------------------------------------------------------------------

Net loss                                $       (2,775,000) $    (3,010,000)

Interest expense                        $           30,000  $       265,000

The revised net loss reflects a change involving the recognition of a non-cash expense for the difference between the convertible notes payable conversion price and the fair value of the common stock, on the debt issuance date and has been recorded in interest expense for the year ended December 31, 1997. This adjustment resulted in an increase to the net loss and interest expense of $235,000.

--------------------------------------------------------------------------------
                                                                            F-28

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosurec
--------------------

   None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

    The executive officers and directors of the Company, their ages and their positions are set forth below:

      Name                      Age         Position

      Thomas F. Motter          50      Chairman of the Board, President and
                                          Chief Executive Officer
      Michael W. Stelzer        51      Vice President of Operations,
                                          Chief Operating Officer, Secretary
                                          and Director
      Robert W. Millar          42      Vice President of Engineering and
                                         Manufacturing, and Director
      John W. Hemmer            72      Vice President of Finance, Treasurer,
                                         Chief Financial Officer and Director
      Patrick M. Kolenik        47      Director
      Robert L. Frome           59      Director

      The directors are elected for one year terms which expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

      Thomas F. Motter has served as Chairman of the Board of the Company since April 1993. Since December 12, 1997 and from May 1994 to August 1997, he has served as President and Chief Executive Officer of the Company. From June 1989 to April 1993, Mr. Motter served as Chief Executive Officer of Paradigm Medical, Inc. which merged with the Company in May 1994. From September 1990 to April 1992, he was employed by HGM Medical Laser Systems as general manager of their International Division. From October 1978 to June 1989, Mr. Motter was employed by SmithKline Beckman's Humphrey Instruments Division, which developed and manufactured advanced ophthalmic diagnostic instruments, serving last as National Sales Manager overseeing all domestic sales in its ophthalmic computer division. Mr. Motter received a B.A. degree in English from Stephen's College in 1970 and an M.B.A. degree from Pepperdine University in 1975.

      Michael W. Stelzer has served as Vice President of Operations and Chief Operating Officer of the Company since December 12, 1997 and its Secretary since July 30, 1998. From August 8, 1997 to December 12, 1997, he served as President and Chief Executive Officer of the Company. Mr. Stelzer joined the Company's Board of Directors in April 1993. From June 1989 to April 1993, he served as a General Counsel and a director of Paradigm Medical, Inc. which merged with the Company in May 1994. From January 1995 to August 1997, Mr. Stelzer served as the Executive Vice President and Chief Financial Officer of Rhino Marketing, Inc., a sports related holding company, and was President of one of its subsidiaries. Prior to joining Rhino, Mr. Stelzer was President and General Counsel for MarDec, Inc., a golf accessory marketing company, from 1993 to 1995. Mr. Stelzer is a licensed attorney with the state of California and has practiced law in California since 1980. From March 1972 to January 1980, Mr. Stelzer was controller of Ponderosa Telephone Company. Mr. Stelzer received a B.S. degree in business administration from the University of California, Davis in 1970 and a Juris Doctorate from Humphreys College of Law in 1979.

      Robert W. Millar has served as Vice President of Engineering and Manufacturing of the Company since December 12, 1997 and as a director of the Company since April 1993. From April 1995 to December 12, 1997, Mr. Millar served as Executive Vice President of the Company. From January 1991 to April 1993, he was employed as President by Paradigm Medical, Inc., which merged with the Company in May 1994. From January 1990 to January 1991, Mr. Millar was employed by HGM Medical Laser Systems, serving as Director of Marketing and Product Management for all ophthalmic and surgical markets. From October 1988 to December 1989, Mr. Millar was employed as Group Products Manager for the Customer Products Division of Esselte Pendaflex Corporation, a manufacturer and distributor of office supply products. From July 1986 to February 1988, Mr. Millar was employed by TechnaVision Inc., a company engaged in the manufacture of ophthalmic diagnostic and other eyecare equipment. From February 1980 to July 1986, he was employed by Pogue McJunkin & Associates, a professional industrial design firm. Mr. Millar received a B.S. degree in industrial design from the College of Design in Detroit, Michigan in 1979.

      John W. Hemmer, C.F.A., has served as Vice President of Finance, Treasurer and Chief Financial Officer of the Company and as a director since November 1995. Since October 1989, Mr. Hemmer has served as a director and consultant for Sea Pride Industries, Inc. and its subsidiaries in Gulf Breeze, Florida, which developed the first offshore marine production system licensed and permitted for use in the Gulf of Mexico. From March 1992 to July 1994, Mr. Hemmer was employed as the Secretary and Vice President of Finance of Advance Electronics, Inc., which is engaged in the retail distribution of health and beauty products. From November 1991 to December 1994, Mr. Hemmer was Secretary and Treasurer of Agro Industrial Development, Ltd., which established a Free Trade Zone in Belize for the production and export of seafood. He was the President and Chief Executive Officer of John W. Hemmer, Inc., a registered broker/dealer firm from May 1987 to May 1989, which subsequently changed its name to Westfalia Investments Inc., but retained his registered representative status until March 1995. Prior thereto, he was Vice President of Bankers Trust Company in charge of venture capital and a member of the research and investment management committees. Mr. Hemmer was Vice President of Corporate Finance at Dempsey, Tegler & Company, Inc., a Senior Analyst at Lazard Freres & Company and an Investment Officer of The Chase Manhattan Bank. Mr. Hemmer received a B. A. degree in Economics from Queens College in 1951 and an M.S. degree in Banking and Finance from Columbia University Graduate School of Business in 1952.

      Patrick M. Kolenik has been a director of the Company since November 1997. Mr. Kolenik has been Special Assistant to the President of International Heritage, Inc. since 1996 and President and Co- Founder of Cyn Del & Co., Inc. ("Cyn Del") since 1992. He was a co-founder and director of Win Capital Corp. ("Win"), an investment banking firm, but resigned as a director in 1996. As of July 1, 1998, Mr. Kolenik resumed an affiliation with Win. From 1969 to 1989, Mr. Kolenik held various positions at Sherwood Securities Corp., a securities firm, including President and Chief Executive Officer, Executive Vice President of Trading, Executive Vice President of Corporate Syndicate and Vice President of Corporate Finance. He also served as a director of Sherwood Securities Corp. Mr. Kolenik attended Baruch College where he majored in finance.

      Robert L. Frome, Esq. has been a director of the Company since September 3, 1998. He has been a Senior Partner at the Olshan Grundman Frome Rosenzweig & Wolosky LLP law firm in New York City for over twenty years. He serves as a director of HealthCare Services Group, Inc., the nation's largest provider of housekeeping, linen and laundry services to long term care facilities, and of NuCo2 Inc., the nation's largest provider of bulk carbon dioxide to restaurant, fast food outlets and convenience stores. Mr. Frome is a trustee of Daytop Village Foundation and The Hospital for Joint Diseases of New York University Medical Center. He received an LL.B. from Harvard Law School in 1961 and LL.M. and B.S. degrees from New York University in 1962 and 1958, respectively.

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

      Stephane P. Ganem, M.D. - -- Dr. Ganem is chairman of the ophthalmology department at the Rothschild Eye Institute in Paris, France.

      Frederic B. Kremer, M.D. - Dr. Kremer is an ophthalmologist in Radnor, Pennsylvania. He received his medical degree at the Jefferson Medical Center in 1976 and performed his residency at the Wills Eye Hospital in Philadelphia, Pennsylvania.

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

Board Meetings and Committees

      The Board of Directors held a total of five meetings during the fiscal year ended December 31, 1998. The Audit Committee of the Board of Directors consists of directors Michael W. Stelzer, Patrick M. Kolenik and Robert L. Frome. The Audit Committee last met on September 14, 1998 The Audit Committee is primarily responsible for reviewing the services performed by the Company's independent public accountants and internal audit department and evaluating the Company's accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Robert M. Millar, Michael W. Stelzer and Patrick M. Kolenik. The Compensation Committee also last met on September 14, 1998. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options. No director attended fewer than 75% of all meetings of the Board of Directors during the 1998 fiscal year.

      Pursuant to Nasdaq corporate governance requirements recently made applicable to Nasdaq SmallCap Market companies, the Company must have (i) a minimum of two independent directors; (ii) an audit committee with a majority of independent directors; and (iii) an annual stockholders meeting. The Company has and can presently satisfy each of these requirements. Messrs. Kolenik and Frome qualify as independent directors.

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


Item 10. Executive Compensation

      The following table sets forth, for each of the last three fiscal years and for the three month period ended December 31, 1996, the compensation received by Thomas F. Motter, the Company's Chairman of the Board, President and Chief Executive Officer, and all other executive officers (collectively, the "Named Executive Officers") at December 31, 1998 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 1998.


                                                        Summary Compensation Table

                                                                                        Long-Term Compensation
                                   Annual Compensation                          Awards                     Payouts

                                                         Other                  Securities
                                                        Annual     Restricted   Underlying      Long-term    All Other
     Name and                                          Compensa-      Stock      Options/       Incentive    Compensa-
Principal Position    Period   Salary($)    Bonus($)   tion($)(6)    Awards($)     SARs(#)       Payout($)   tion ($)(5)

Thomas F. Motter,     1998(1)   $122,497         0              0          0           0             0         $6,000
Chairman of the       1997(2)    129,584         0         $5,250          0           0             0              0
Board, President      1996(3)     33,750         0              0          0           0             0              0
and Chief Executive   1996(4)    111,042    $1,000          3,600          0           0             0          6,000
Officer

Robert W. Millar,     1998(1)    121,019         0              0          0           0             0          6,000
Vice President of     1997(2)    114,675         0          5,250          0           0             0              0
Engineering and       1996(3)     31,250         0              0          0           0             0              0
Manufacturing         1996(4)     99,792     1,000          3,600          0           0             0          6,000

John W. Hemmer,       1998(1)    117,884         0              0          0           0             0          6,000
Treasurer, Chief      1997(2)    112,670         0          5,250          0           0             0              0
Financial Officer     1996(3)     30,000         0              0          0           0             0              0
and Director          1996(4)     80,000         0          3,600(6)       0      20,000(6)          0          4,000



(1)   For the fiscal year ended December 31, 1998
(2)   For the fiscal year ended December 31, 1997.
(3)   For the three month period ended December 31, 1996.
(4)   For the fiscal year ended September 30, 1996.
(5) The amounts indicated under "Other Annual Compensation" for 1996 and 1997 consist of payments related to the operation of automobiles by the named executive.
(6) On February 16, 1996, the Company granted Mr. Motter and Mr. Millar options to purchase 106,000 and 84,000 shares, respectively, of the Company's Common Stock at an exercise price of $5.00 per share. These options expire on February 15, 2001. On January 31, 1996, the Company granted Mr. Hemmer options to purchase 20,000 shares of the Company's Common Stock at an exercise price of $5.00 per share.
      These options expire January 30, 2001.

      The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31,

1998, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 1998.



             Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                        Number of Securities Underlying         Value of Unexercised
                                                           Unexercised Options/SARs         In-the-Money Options/SARs at
                                                             at December 31, 1997(#)             December 31, 1997($)
                     Shares Acquired       Value
       Name          on Exercise (#)   Realized ($)      Exercisable      Unexercisable     Exercisable      Unexercisable
Thomas F. Motter           -0-              -0-              106,000           -0-              -0-               -0-

Robert W. Millar           -0-              -0-               84,000           -0-              -0-               -0-

John W. Hemmer             -0-              -0-               20,000           -0-              -0-               -0-

Michael W.                 -0-              -0-               20,000           -0-              -0-               -0-
Stelzer


Director Compensation

      The outside directors were each granted stock options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. Outside directors are also reimbursed for their expenses in attending Board and committee meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor.

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

1995 Stock Option Plan

      The Company adopted a 1995 Stock Option Plan (the "Plan"), for officers, employees, directors and consultants of the Company on November 7, 1995. The Plan authorized the granting of stock options ("Plan Options") to purchase an aggregate of not more than 300,000 shares of the Company's Common Stock. On February 16, 1996, options for substantially all 300,000 shares were granted. On June 9, 1997, the Company's shareholders approved an amendment to the Plan to increase the number of shares of Common Stock reserved from issuance thereunder by an aggregate of 300,000 shares. That same day, 20,000 options each were granted to Michael W. Stelzer, Vice President of Operations and Chief Operating Officer of the Company, and John W. Hemmer, Vice President of Finance, Treasurer and Chief Financial Officer of the Company. On September 14, 1998, 37,450 options each were granted to Thomas F. Motter, President and Chief Executive Officer of the Company, Robert W. Millar, Vice President of Engineering and Manufacturing, and Messrs. Stelzer and Hemmer, and 75,000 options each to Patrick M.

Kolenik and Robert L. Frome, the two outside directors of the Company. There are presently outstanding options to purchase 750,000 shares of the Company's Common Stock that have been granted under the Plan. No such options have been exercised.

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

Employment Agreements

      The Company entered into employment agreements with each of Thomas F. Motter, Michael W. Stelzer, Robert W. Millar and John W. Hemmer and which commenced on January 1, 1998 and expire on January 1, 2003. The agreements require each employee to devote substantially all of his working time to the Company, provide that each of them may be terminated for "cause" (as provided in the agreements) and prohibit each of them from competing with the Company for two years following the termination of his employment agreement. The agreements provide for the payment of an initial base salary of $135,000 to Mr. Motter, $100,000 to Mr. Stelzer, $125,000 to Mr. Millar and $120,000 to Mr. Hemmer, and became effective as of January 1, 1998. In January 1998, Mr. Hemmer also received a bonus of 50,000 shares of the Company's Common Stock in recognition of the services previously rendered by him. The agreements provide for salary increases and bonuses as shall be determined at the discretion of the Board of Directors.

Change of Control Termination Agreements

      On September 14, 1998, the Company entered into a Change of Control Termination Agreement (the "Agreement") with each of Thomas F. Motter, Michael
W. Stelzer, Robert W. Millar and John W. Hemmer. The Agreements are effective as of January 1, 1998 and continue in effect through December 31, 2002. However, beginning on December 31, 2002 and each December 31 thereafter, the term of each of the Agreements shall automatically be extended for one additional year unless, no later than the preceding November 1, the Company shall have given notice that it does not wish to extend such Agreement. If a change of control occurs during the original or any extended term of the Agreement, the Agreement shall continue in effect for a period of 12 months beyond the month in which the change of control occurred.

      The Agreements provide that if there is a change of control of the Company, and provided there has been no termination of employment on account of death, disability, retirement or for cause, each of Messrs. Motter, Stelzer, Millar and Hemmer shall be entitled to receive the following benefits in the event their employment with the Company is terminated subsequent to the change of control: (i) payment of full base salary through the date of termination of employment (the "Termination Date") at the rate in effect at the time of the change of control, plus all other amounts and benefits to which each is entitled under any compensation plan of the Company; (ii) in lieu of any further salary payments for periods subsequent to the Termination Date, the Company shall pay a lump sum severance payment equal to 2.99 times the sum of the annual base salary in effect at the time of the change of control; (iii) payments of any deferred compensation, including deferred bonuses; (iv) in lieu of shares of the Company's Common Stock issuable upon the exercise of outstanding options, an amount in cash shall be distributed equal to the product of the excess of the closing price of the Company's shares as reported on the Nasdaq SmallCap Market on or nearest the Termination Date over the per share exercise price of each option times the number of shares covered by each such option; and (v) all legal fees and expenses incurred as a result of such termination including all fees and expenses incurred in contesting or disputing any termination of employment or seeking to obtain or enforce any right or benefit provided by the Agreement.

      For the purposes of the Agreement, a change of control shall have occurred if (a) any person becomes a beneficial owner of 30% or more of the combined voting power of the Company's then outstanding securities, (b) during any period of two consecutive years (not including any period prior to the execution of the Agreement), individuals who at the beginning of the period constitute the Company's Board of Directors and any new director whose election by the Board or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election were previously so approved, cease for any reason to constitute a majority, (c) the Company enters an agreement resulting in the occurrence of a change of control of the Company, (d) the Board of Directors eliminates or otherwise reduces the authority, duties and/or responsibilities of the Executive Committee, or (e) the shareholders approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior to it continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 30% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after the merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation of the Company or as agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

      If any of the events constituting a change of control of the Company shall occur, each of Messrs. Motter, Stelzer, Millar and Hemmer shall be entitled to the benefits set forth above on the subsequent termination of their employment during the term of the Agreements unless the termination is on account of death, disability, or retirement, by the Company for cause, or by such individuals other than for good reason. Termination for cause is defined in the Agreement to include termination on the willful and continued failure to substantially perform their duties with the Company after a written demand for substantial performance is delivered to the Board of Directors, which demand specifically identifies the manner in which the board believes that they have not substantially performed their duties, or the willful engaging by such individuals in conduct that is demonstrably and materially injurious to the Company. No act, or failure to act, on their part shall be deemed "willful" pursuant to the Agreement unless done, or omitted to be done, by such individuals not in good faith and without a reasonable belief that their action or omission was in the best interest of the Company. In addition, they shall not be deemed to have been terminated for cause unless or until they shall have been delivered a copy of a resolution duly adopted by the affirmative vote of not less than 75% of the entire membership of the Board of Directors at a meeting called for such purpose.

      Under the terms of the Agreements, each of Messrs. Motter, Stelzer, Millar and Hemmer are entitled to terminate their respective Agreement for good reason. Good reason is defined in the Agreements to include (1) the assignment of any duties inconsistent with their status and position immediately prior to a change in control of the Company, or substantial adverse alteration in the nature or status of their responsibilities and those in effect immediately prior to a change in control; (2) a reduction in their annual base salary as in effect on the date of this Agreement or as such salary may be increased from time to time except for across-the-board salary reductions similarly effecting all key employees of the Company and all key employees of any person in control of the Company; (3) their relocation to a location not within 25 miles of the Company's present executive offices; (4) the failure by the Company, without their consent, to pay to them any part of their current compensation, or to pay any part of an installment of deferred compensation under any deferred compensation program of the Company, within seven days of the date the compensation is due;
(5) the failure by the Company to continue to effect any bonus which they were entitled or any compensation plan which they participated immediately prior to a change of control that is material to their total compensation, including the Company's 1995 Stock Option Plan, 401(k) pretax retirement savings plan, and flexible benefit plan; (6) the failure of the Company to continue to provide them with benefits substantially similar to those enjoyed by them under the Company's life insurance, medical, health and accident, or disability plans which they are participating at the time of a change of control of the Company, and for the failure to continue to provide them with a Company automobile or allowance in lieu of it, if they were provided with such automobile or allowance in lieu of it at the time of a change of control; and (7) the failure of the Company to obtain a satisfactory agreement with any successor to assume and agree to perform the Agreements.

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

      Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.


Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

      The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of September 30, 1998 for
(i) each  executive  officer of the  Company  (ii) each  director of the Company
(iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.

                                                                    Percent of
Name and Address(1)                   Number of Shares              Ownership(2)

Thomas F. Motter(3)(6)                      520,000                      12.0%
Douglas MacLeod                             418,451                       9.6%
Robert W. Millar(4)(6)                      336,105                       7.7%
Michael W. Stelzer(5)(6)                     62,935                       1.4%
John W. Hemmer(5)(6)                         20,513                          *
Robert L. Frome(7)                           14,000                          *
Patrick M. Kolenik(8)                         1,007                          *
Executive officers and
directors as a group (6 persons)            954,560                      22.0%
---------------

*     Less than 1%.
(1) The address for Mr. Motter, Mr. Millar and Mr. Stelzer is c/o Paradigm Medical Industries, Inc., 1127 West 2320 South, Suite A, Salt Lake City, Utah 84119. The address for Mr. MacLeod is 1002 South 10th Street, Tacoma, Washington 98405. The address for Mr. Hemmer is 88 Meadow Road, Briarcliff Manor, New York 10510. The address for Mr. Frome is 505 Park Avenue, 16th Floor, New York, New York 10022. The address for Mr. Kolenik is 35 Elizabeth Drive, Laurel Hollow, New York 11791.
(2) Assumes no exercise of the Class A Warrants, the Bridge Warrants and the Attorney's Warrants and no conversion of outstanding shares of the Company's Series A, Series B and Series C Preferred Stock into Common Stock.
(3) Does not include options to purchase 143,450 shares of Common Stock granted to Mr. Motter under the Company's 1995 Option Plan.
(4)   Includes  2,000 shares held by William E.  Millar,  Mr.  Millar's  father,
      1,000 shares held by Michael S. Millar, Mr. Millar's brother; and 100 shares to Nathan Glynn, Mr. Millar's nephew. Mr. Millar disclaims beneficial ownership of these 3,100 shares. Does not include options to purchase 121,450 shares of Common Stock granted to Mr. Millar under the Company's 1995 Option Plan.
(5) Does not include options to purchase 57,450 shares of Common Stock granted to each of the two directors under the Company's 1995 Option Plan.
(6) Does not include 250 shares of Series C Convertible Preferred Stock held by each of the four management directors.
(7) Does not include 750 shares of Series C Convertible Preferred Stock held by Mr. Frome or options to purchase 75,000 shares of Common Stock granted to him.
(8) Does not include 2,000 shares of Series C Convertible Preferred Stock held by Mr. Kolenik or options to purchase 75,000 shares of Common Stock granted to him.


Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

      The information set forth herein describes certain transactions between the Company and certain affiliated parties. Future transactions, if any, will be approved by a majority of the disinterested members of the Company and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

      The Company subcontracts the manufacture of its Precisionist 3000 Plus(TM) and Precisionist Thirty Thousand(TM) Workstation(TM) to one of its shareholders, Zevex, Inc. ("Zevex") which is located in Salt Lake City, Utah. On September 23, 1996, the Company entered into a Design, Engineering and Manufacturing Agreement with Zevex for the engineering and manufacture of the Workstation(TM) and Precisionist Thirty Thousand(TM). As of December 31, 1998, Zevex has manufactured and delivered 39 systems to the Company. However, the agreement can be terminated at any time by the Company if Zevex fails for two consecutive quarters to timely fulfill the Company's purchase orders, or by Zevex if the Company fails to timely make the payments required by the agreement after having received a 20 day notice from Zevex demanding payment. Zevex is also under an exclusive contract with the Company, which expires September 23, 1999, that prohibits Zevex from manufacturing complete ultrasound or laser surgical systems for any other company, without permission from the Company. For the fiscal years ended September 30, 1996, the three month period ended December 31, 1996, the fiscal year ended December 31, 1997and the fiscal year ended December 31, 1998, the Company purchased design and manufacturing services in the amounts of $353,949, $30,386, $1,070,000 and $48,663, respectively, from Zevex.

      On January 8, 1997, the Company subcontracted the subassembly of the laser module piece of the Photon(TM) Laser Phaco(TM) from Sunrise Technologies, Inc. ("Sunrise"). During the 12 month period ending December 31, 1997, the Company purchased 10 laser module subassemblies for a total purchase price of $160,000, from Sunrise whose president was a member of the Company's Board of Directors at the time the manufacturing agreement was signed.

      On December 19, 1995, the Company entered into a settlement and release agreement (the "Settlement Agreement") with Douglas A. MacLeod, a significant shareholder of the Company. Pursuant to this agreement, Mr. MacLeod agreed to terminate certain anti-dilution rights granted to him by the Company. Under the terms of this Settlement Agreement, Mr. MacLeod agreed to terminate his anti-dilution rights in consideration for the following: (i) Mr. Motter agreeing to sell to Mr. MacLeod from his personal holdings 61,111 shares of the Company's Common Stock at a purchase price of $611.11, (ii) Mr. Millar agreeing to sell to Mr. MacLeod from his personal holdings 38,889 shares of the Company's Common Stock at a purchase price of $388.89, and (iii) the Company agreeing to issue to MacLeod an additional 20,000 shares of Common Stock. Based on the value assigned by the Company's investment banker, Kenneth Jerome & Company, Inc., of $1.50 per share, the Company recognized $30,000 of expense for the 20,000 shares issued by the Company and $149,000 of expense and additional paid-in-capital for the 100,000 shares sold by Mr. Motter and Mr. Millar. The Company represented in the Settlement Agreement that a public offering of the Company's securities would be completed by June 1, 1996. On May 24, 1996, the Company and Mr. MacLeod amended the Settlement Agreement to indicate that a public offering of the Company's securities would be completed by July 15, 1996. By order dated July 10, 1996, the SEC declared the Company's Registration Statement to be effective and following the sale of the Company's securities, the closing of the public offering occurred on July 25, 1996.

      The Photon(TM) LaserPhaco(TM) system is protected under a United States patent issued in 1987 to Daniel M. Eichenbaum, M.D. (U.S. Patent Number 4,694,828) for the utility and methods of laser ablation, aspiration and irrigation of tissue through a hand-held probe of a unique design and assigned to Photomed, a corporation owned in part by Dr. Eichenbaum. The Company secured the exclusive worldwide right to this patent shortly after its issue, and to the international patents pending, from Photomed by means of a License Agreement that entitled Dr. Eichenbaum to royalty payments equal to 1% of the proceeds from the net commercial sales of the Photon(TM) LaserPhaco(TM) system and accessories in all medical specialties. The License Agreement terminates

July 7, 2003. The License Agreement was amended on December 5, 1997 to allow Photomed the right to conduct research, development and marketing utilizing the patent in certain medical sub-specialties other than ophthalmology for which the Company would receive royalty payments equal to 1% of the proceeds from the net sales of products utilizing the patent.

      Mr. Mackey, a director of the Company from September 1995 to September 3, 1998, is President and a shareholder of the law firm of Mackey Price & Williams, which has rendered legal services to the Company since February 1995 in connection with the Company's public offering and other corporate matters. Legal fees and expenses paid to Mackey Price & Williams for the fiscal year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal year ended September 30, 1996 totaled $118,765, $25,468 and $234,504, respectively. For the fiscal year ended December 31, 1998, The Company paid legal fees and expenses in the amount of $97,414 and at year end owed $16,371. The Company also granted Mackey Price & Williams warrants to purchase 25,000 shares of Common Stock at an exercise price of $3.33 per share in partial payment for legal services relating to the Company's public offering.

      Mr. Kolenik, a director of the Company since November 1997, is a former director of Win, the placement agent for the Series C Convertible Preferred Stock offering. Under the terms of an agency agreement with Win, the Company agreed to pay to Win a commission equal to 9% of the aggregate purchase price of the Shares sold, or $269,820. Win was also paid a non-accountable expense allowance equal to 3% of the aggregate purchase price of the Shares sold. The Company has also entered into an agreement with Win dated August 20, 1997, wherein Win agreed to perform unspecified investment banking services for the Company for a two year period, for which the Company agreed to pay Win a monthly retainer of $2,000 for the first six months of the agreement, $4,000 per month for the second six months, and $6,000 per month for the remainder of the agreement. In an agreement entered into in February 1999, WIN agreed to accept $7,500 in cash plus $60,500 in Common Stock valued at the close of business the day prior to the initial close of the Series D Preferred Offering in addition to a $50,000 finders fee as it relates to the Series D Preferred Stock Offering.
   In addition, the Company issued Win warrants to purchase 191,000 shares of Common Stock at an exercise price of $3.00 per share in connection with the investment banking agreement and additional warrants to purchase 100,000 shares of Common Stock at $3.00 per share for services rendered in the private placement of Series C Convertible Preferred Stock (collectively, the "Win Warrants").

      Prior to the initial closing of the Offering, the Company borrowed $75,000 from Cyn Del, of which Mr. Kolenik is President, a director and a shareholder and $25,000 from WIN Capital. The combined $100,000 loan shall bear interest at a rate of 10% per annum, which shall be payable pro rata monthly, and shall be due on the 6-month anniversary of the loan. The Company shall issue to Cyn Del five-year warrants to purchase 105,000 shares of Common Stock and WIN Capital warrants to purchase 35,000 share of Common Stock both at an initial exercise price equal to the closing price of the Company's Common Stock on the business day immediately prior to the issuance date of the warrants, subject to adjustment according to the terms contained therein. The Company also entered into a one-year consulting agreement, wherein WIN Capital will provide financial consulting services to the Company in consideration for a fee of $5,000 per month for the term of the agreement.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

      (a)         Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Table No.                            Document

 2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
 3.1  Certificate of Incorporation(1)
 3.2  Bylaws(1)
 4.1  Warrant  Agency  Agreement  with   Continental   Stock  Transfer  &  Trust
      Company(3)
 4.2  Specimen Common Stock Certificate (2)
 4.3  Specimen Class A Warrant Certificate(2)
 4.4  Form of Class A Warrant Agreement(2)
 4.5  Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
 4.6  Attorney's Warrant with Mackey Price & Williams(1)
 4.7  Warrant to Purchase Common Stock with Win Capital Corp.
 4.8  Specimen Series C Convertible Preferred Stock Certificate
 4.9 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock
10.1  Exclusive Patent License Agreement with Photomed(1)
10.2  Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3  Confidential Disclosure Agreement with Zevex, Inc.(1)
10.4  Indemnity Agreement with Zevex International, Inc.(1)
10.5  Manufacturing Agreement with Sunrise Technologies, Inc.(1)
10.6 Royalty Agreement dated January 30, 1992, with Dennis L. Oberkamp Design Services(1)
10.7 Indemnity Agreement dated January 30, 1992, with Dennis L. Oberkamp Design Services(1)
10.8 Royalty Agreement (for Ultrasonic Phaco Handpiece) with Dennis L. Oberkamp Design Services(1)
10.9  Lease Agreement with Eden Roc
10.10 Settlement and Release Agreement with Douglas A. MacLeod(1)
10.11 Form of Indemnification Agreement(1)
10.12 1995 Stock Option Plan and forms of Stock Option Grant Agreements(1)
10.13 Form of Promissory Note between the Company and third parties(1)
10.14 Form of Warrant to Purchase Common Stock between the Company and third parties(1)
10.15 Employee's Lock-Up Agreement(1)
10.16 Registering Shareholders Lock-Up Agreement(3)
10.17 Amendment of Settlement and Release Agreement with Douglas A. MacLeod (3)
10.18 Design, Engineering and Manufacturing Agreement with Zevex, Inc.(5)
10.19 License and Manufacturing Agreement with O.B.F. Labs, Ltd. (6)
10.20 Settlement Agreement with Estate of H.L. Federman (6)
10.21 Agreement with Win Capital Corp. (6)
10.22 12% Convertible, Redeemable Promissory Note (6)
10.23 Securities Exchange Agreement (6)

10.24 Stock   Exchange   for   Satisfaction   of  Debt   Agreement   with  Zevex
      International, Inc. (7)
10.25 Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare Manufacturing Corporation (7)
10.26 Agreement for Purchase and Sale of Assets with Humphrey Systems Division of Carl Zeiss, Inc. (7)
10.27 Employment Agreement with Thomas F. Motter (8)
10.28 Employment Agreement with Robert W. Millar (8)
10.29 Employment Agreement with John W. Hemmer (8)
10.30 Employment Agreement with Michael W. Stelzer (8)
10.31 Change of Control Termination Agreement with Thomas F. Motter (8)
10.32 Change of Control Termination Agreement with Robert W. Millar (8)
10.33 Change of Control Termination Agreement with John W. Hemmer (8)
10.34 Change of Control Termination Agreement with Michael W. Stelzer (8)
23.1  Consent of Medical Laser Insight(3)
23.2  Consent of Frost & Sullivan(3)
23.3  Consent of Ophthalmologists Times(3)
27    Financial Data Schedule

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2, as filed on June 28, 1996.
(5) Incorporated by reference from Annual Report on Form 10-KSB, as filed on December 30, 1996.
(6) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(7) Incorporated by reference from Quarter Report on Form 10-QSB, as filed on August 19, 1998.
(8) Incorporated by reference from Quarter Report on Form 10-QSB, as filed on November 12, 1998.

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

                                        PARADIGM MEDICAL INDUSTRIES, INC.



Dated: March 30, 1999                   By:   /s/Thomas F. Motter
                                        ----------------------------------------
                                        Thomas F. Motter, Chairman of the Board,
                                        President and Chief Executive Officer


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.



       Signature                        Title                                            Date
       ---------                        -----                                            ----

/s/Thomas F. Motter             Chairman of the Board,                               March 30, 1999
----------------------          President and Chief Executive Officer
Thomas F. Motter                (Principal Executive Officer)



/s/Michael W. Stelzer           Vice President of Operations, Chief                  March 30, 1999
----------------------          Operating Officer, Secretary and Director
Michael W. Stelzer



/s/Robert W. Millar             Vice President of Engineering and                    March 30, 1999
----------------------          Manufacturing and Director
Robert W. Millar



/s/John W. Hemmer               Vice President of Finance,                           March 30, 1999
----------------------          Treasurer, Chief Financial Officer and
John W. Hemmer                  Director (Principal Financial and
                                Accounting Officer)



/s/ Patrick M. Kolenik          Director                                             March 30, 1999
----------------------
Patrick M. Kolenik

/s/ Robert L. Frome             Director                                             March 30, 1999
----------------------
Robert L. Frome

10K-410M.PMI