Form 10QSB
period 1999-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 1999-05-17
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999         Commission File Number: 0-28498


                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                            Exact Name of Registrant.

          DELAWARE                                        87-0459536
---------------------------------                    -------------------
(State or other jurisdiction                         IRS Identification
of incorporation or organization)                          Number

1127 West 2320 South, Suite A, Salt Lake City, Utah        84119
---------------------------------------------------        -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,
  including Area Code                                  (801) 977-8970
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

                 YES  X          NO
                    -----          -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Common Stock, $.001 par value                        5,950,627
-------------------------------                     ----------
         Title of Class                             Number of Shares
                                                    Outstanding as of
                                                    March 31, 1999

Series A Preferred, $.001 par value                      8,077
------------------------------------                ----------
         Title of Class                             Number of Shares
                                                    Outstanding as of
                                                    March 31, 1999

Series B Preferred, $.001  par value                    31,236
-------------------------------------               ----------
         Title of Class                             Number of Shares
                                                    Outstanding as of
                                                    March 31, 1999

Series C Preferred, $.001  par value                     1,400
-------------------------------------               ----------
         Title of Class                             Number of Shares
                                                    Outstanding as of
                                                    March 31, 1999
Transitional Small Business Disclosure Format

         YES             NO  X
            -----          -----
                                        1



                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                                No.
                                                                                                               ----

Item 1.  Financial Statements

         Balance Sheets (unaudited) - March, 1999 and
         December 31, 1998....................................................................................... 3

         Statements of Operations (unaudited) for the three months and the nine months ended March 31, 1999 and March 31, 1998 ................................................................ 5

         Statements of Cash Flows (unaudited) for the nine months
         ended March 31, 1999 and March 31, 1998................................................................. 6

         Notes to Financial Statements (unaudited)................................................................7


Item 2.

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations..............................................................................................9


                                            PART II - OTHER INFORMATION

         Other Information...................................................................................... 12

         Signature Page......................................................................................... 15




                        PARADIGM MEDICAL INDUSTRIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                       March 31,         December 31,
                                                                                         1999                1998
                                                                                         ----                ----
                                                                                     (Unaudited)          (Audited)

ASSETS
Current assets:
  Cash and cash equivalents                                                         $   1,247,000       $     114,000
  Trade accounts receivable                                                               446,000             580,000
  Less: Allowance for Doubtful Accounts                                                   (30,000)            (30,000)
  Inventories                                                                             768,000             720,000
  Current portion of note receivable                                                       16,000              16,000
  Prepaid expenses                                                                         27,000              14,000
                                                                                    -------------       -------------
        Total current assets                                                            2,474,000           1,414,000
Prepaid financing costs                                                                       -                   -
Capitalized engineering and design charges                                                217,000             235,000
Notes receivable                                                                           44,000              44,000
Ultrasound production rights and engineering                                              374,000             374,000
Property and equipment, net                                                               169,000             173,000
                                                                                    -------------       -------------
        Total assets                                                                $   3,278,000       $   2,240,000
                                                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                            $      47,000       $     209,000
  Accounts payable - related parties                                                      107,000             107,000
  Accrued expenses                                                                        153,000             135,000
  Note payable to bank - current                                                           14,000              13,000
  Purchase Deposits                                                                        44,000              28,000
                                                                                    -------------       -------------
        Total current liabilities                                                         365,000             492,000
                                                                                    -------------       -------------
Note payable, less current portion                                                          7,000               8,000
Promissory note                                                                           100,000                 -
Capital lease                                                                              22,000              25,000
                                                                                    -------------       -------------
        Total liabilities                                                                 494,000             525,000
                                                                                    -------------       -------------

Stockholders' equity:
Preferred stock, authorized:
5,000,000 shares, $.001 par value
      Series A
        Authorized:  500,000 shares; issued and
        outstanding: 8,077 shares at March 31, 1999 and
        34,619 shares at December 31, 1998                                                    -                  -

        Series B
        Authorized:  500,000 shares; issued and
        outstanding: 31,236 shares at March 31, 1999
        and 31,236 shares at December 31, 1998                                                -                  -

       Series C
        Authorized: 30,000 shares; issued and
        outstanding: 1,400 shares at March 31, 1999
        and 6,900 shares at December 31, 1998                                                 -                  -

      Series D
        Authorized: 1,140,000 shares;

                                        3



        Issued and outstanding: 1,140,000 shares at
        March 31, 1999.                                                                     1,000                -

Common stock, authorized: 20,000,000 shares, $.001 per value;
issued and outstanding: 5,950,627 shares at March 31, 1999
and 5,500,306 shares at December 31, 1998                                                   6,000               5,000
Additional paid-in-capital                                                             20,284,000          17,704,000
Treasury stock, 2,600 shares, at cost                                                      (4,000)             (4,000)
Stock subscription receivable                                                              (8,000)             (8,000)
Unearned Compensation                                                                     (12,000)            (94,000)
Accumulated deficit                                                                   (17,483,000)        (15,888,000)
                                                                                    -------------       -------------
        Total stockholders' equity                                                      2,784,000           1,715,000
                                                                                    -------------       -------------
        Total liabilities and stockholders' equity                                  $   3,278,000       $   2,240,000
                                                                                    =============       =============


                        PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                Three months ended
                                                                                                    March 31,
                                                                                                    ---------
                                                                                               1999            1998
                                                                                               ----            ----
                                                                                            (Unaudited)     (Unaudited)


Sales                                                                                       $    102,000    $  351,000
                                                                                            ------------    ----------
   Cost of sales                                                                                  31,000       177,000
Amortization of capitalized engineering and
    and design charges                                                                            19,000        19,000
                                                                                            ------------    ----------
Net cost of sales                                                                                 50,000       196,000
                                                                                            ------------    ----------
       Gross profit (loss)                                                                        52,000       155,000
                                                                                            ------------    ----------
Operating expenses:
    Marketing and selling                                                                        200,000       158,000
    General and administrative                                                                   471,000       334,000
    Research and development                                                                     106,000        63,000
                                                                                            ------------    ----------
       Total operating expenses                                                                  777,000       555,000
                                                                                            ------------    ----------
Operating loss                                                                                  (725,000)     (400,000)
                                                                                            ------------    ----------
Other income (expense):
    Interest income                                                                                8,000        11,000
    Interest expense                                                                              (5,000)      (25,000)
    Other income (expense)                                                                           -             -
                                                                                            ------------    ----------
       Total other income (expense)                                                                3,000       (14,000)
                                                                                            ------------    ----------
    Net loss                                                                                $   (722,000)   $ (414,000)
                                                                                            ------------    ----------

Net operating loss per common share                                                         $      (0.13)   $    (0.11)
                                                                                            ============    ==========


Shares used in computing net loss per common share                                             5,706,000     3,815,000





                        PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Three months ended
                                                                                                    March 31,
                                                                                                    ---------
                                                                                               1999            1998
                                                                                               ----            ----
                                                                                           (Unaudited)     (Unaudited)


Cash flows from operating activities:
  Net loss                                                                                 $  (722,000)    $  (413,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                             28,000          26,000
      Issuance of common stock for compensation, services and
         payables                                                                              142,000             -

  (Increase) decrease from changes in:
        Trade accounts receivable                                                              134,000        (199,000)
        Inventories                                                                            (49,000)        (60,000)
        Prepaid expenses                                                                       (12,000)         (5,000)
        Deferred charges                                                                           -               -
        Debt financing cost                                                                        -           165,000
  Increase (decrease) from changes in:
        Trade accounts payable                                                                (162,000)       (171,000)
        Accrued expenses                                                                        34,000        (130,000)
                                                                                           -----------     -----------
         Net cash used in operating activities                                                (607,000)       (787,000)
                                                                                           -----------     -----------

Cash flows from investing activities:
  Purchase of property and equipment                                                            (6,000)         (2,000)
  Notes receivable                                                                                 -               -
                                                                                           -----------     -----------
        Net cash used in investing activities                                                   (6,000)         (2,000)
                                                                                           -----------     -----------
Cash flows from financing activities:
  Proceeds from exercise of warrants                                                               -               -
  Proceeds from 12% CV promissory note                                                         100,000             -
  Principle payments on notes payable                                                           (3,000)         (1,000)
  Interest payable, 12% CV promissory note                                                         -            22,000
  Net proceeds for series "C" stock issue                                                                    1,747,000
  Net proceeds for series "D" stock issue                                                    1,649,000             -
                                                                                           -----------     -----------
         Net cash provided by financing activities                                           1,746,000       1,768,000
                                                                                           -----------     -----------

Net increase (decrease) in cash and cash equivalents                                         1,133,000         979,000
Cash and cash equivalents at beginning of period                                               114,000         886,000
                                                                                           -----------     -----------
Cash and cash equivalents at end of period                                                 $ 1,247,000     $ 1,865,000
                                                                                           ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                   $     5,000     $     1,000


                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -----------


         1.       Significant Accounting Policies:
                  --------------------------------

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. ("the Company") as of March 31, 1999 and the results of its operations for the three months ended March, 1998 and 1999, and its cash flows for the three months ended March 31, 1998 and 1999. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

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

         3.       Preferred Stock Conversions:
                  ----------------------------

         Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended March 31, 1999 26,542 shares of Series A Preferred Stock and no Series B Preferred Stock were converted into 31,851 shares of common stock.

         In January 1998, the Company's Board of Directors authorized the issuance of a total of 30,000 shares of non-voting Series C Preferred Stock, $.001 par value, $100 stated value. Each share is convertible into approximately 57.14 shares of common stock at an initial conversion price, subject to adjustments for stock splits, stock dividends and certain combinations or recapitalizations of the Common stock, equal to $1.75 per share of common stock. Holders of the shares of Series C Preferred stock are entitled to 12% non-cumulative dividends. However, the shares shall be entitled to dividends declared on the Company's common stock on an as-converted basis.

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

         During the three months ended March 31, 1999, 5,500 shares of Series C Preferred Stock were converted into 314,270 shares of the Company's Common Stock.

         In January 1999, the Company's Board of Directors authorized the issuance of a total of 1,140,000 shares of non-voting Series D Preferred Stock, $.001 par value per share, $1.75 stated value. Each share initially is convertible into one share of Common Stock. Each share which remains outstanding on January 1, 2002, shall be automatically converted into one share of Common Stock. Holders of the shares of Series D Preferred Stock are entitled to 10% non-cumulative dividends.

         In March 1999, the Company closed a private placement of Series D Preferred Stock, selling 1,140,000 shares at a price of $1.75 per share. The net proceeds to the Company from the private placement were approximately $1.6 million.

         5.       Warrants:
                  ---------

         In connection with the private placement of Series C Preferred Stock, the Company issued to Win Capital a warrant to purchase 100,000 shares of the Company's common stock at a price of $3.00 per share, expiring March, 2001. The Company has recorded the fair value of the warrant at $336,000, which is being recognized as a cost of raising the capital in the private placement.

         In March 1999, in connection with the private placement of Series D Preferred Stock, the Company issued to KSH Investment Group warrants to purchase 208,000 shares Common Stock at an average price of $2.41 per share, expiring February, 2004. The Company recorded the fair value of the warrant at $361,580, which is being recognized as a cost of raising the capital in the private placement. Also in connection with the private placement, the Company issued 105,000 warrants to CynDel & Co. and 35,000 warrants to Win Capital Corp., exercisable at $2.30 per share, expiring January, 2004. The Company has recorded the fair value of these warrants at $229,600, which is being recognized as a cost of raising the capital in the private placement.

         In March, 1999, the Company issued a warrant to an officer of the Company to purchase 120,000 shares of the Company's Common Stock at a price of $2.68 per share, expiring March, 2004, in connection with his retirement agreement.

         6.       Related  Party Transactions:
                  ----------------------------

         A law firm of which a director of the Company is a partner, has rendered legal services to the Company. During the three months ended March 31, 1999, the Company paid this firm $59,765 for legal services, and, as of March 31, 1999, had no balance outstanding.

         The Company has subcontracted the manufacturing of its Precisionist ThirtyThousand(TM) and Photon(TM) laser cataract systems to a company that is a shareholder. During the three month period ended March 31, 1999, the Company purchased design and manufacturing services from that company of $9,900, and, as of March 31, 1999, owed that company $106,878, which is included in accounts payable.

         A director of the Company is a former director of Win Capital Corp. ("Win Capital"). In August, 1997, the Company entered into an investment banking agreement with Win Capital Corp. (Win Capital) for a two-year period that may be extended for an additional year. The Company pays a retainer to Win Capital of $2,000 per month for the first six months, $4,000 per month for the second six months, and $6,000 per month for the remainder of the contract. The Company also issued a warrant to Win Capital to purchase up to 191,000 shares of common stock at a purchase price of $3.00 per share. The warrant expires on August 19, 2000. On February 12, 1999, Win Capital agreed to accept 24,200 shares Common Stock at $2.50 per share for the balance of the contract. A new consulting agreement replaced the prior agreement which provides for twelve months payments at $6,000 per month.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


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

We are engaged in the design, development, manufacture and sale of high technology eye care products. Our surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. Our ultrasound diagnostic products include a pachymeter, an A-Scan, an A/B Scan and a biomicroscope, the technology for which we acquired from Humphrey Systems in 1998. In addition, we market our Blood Flow Analyzer(TM). Our activities for the twelve months ended December 31, 1998, included domestic and international sales of the Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM) cataract surgery systems, the Blood Flow Analyzer(TM), the Humphrey Systems Ultrasound diagnostic equipment, and research and development on the Photon(TM) laser cataract removal system, which received FDA approval for expansion to Phase II Clinical Trials on May 19, 1998.

We commenced delivery of the Pachymetric Analyzer, which measures corneal thickness, in December 1998, and the Ultrasound A-Scan, which measures the axial length of the eye, in March 1999. We expect to begin shipments of the Ultrasound A/B Scan, which is used by retinal specialists to identify foreign bodies in the posterior chamber of the eye and in evaluating the structural integrity of the retina, in the second quarter of 1999. We should commence shipments of the Ultrasonic Biomicroscope ("UBM"), which creates a high-resolution computer image of the unseen parts of the eye providing a map for the glaucoma surgeon, in the third quarter of 1999. In summary, we expect all four instruments to be in production in the third quarter of 1999.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Sales decreased by $249,172, or 71%, to $102,210 for the three months ended March 31, 1999, from $351,382 for the comparable period in 1998. This decrease in sales was primarily due to a reallocation of resources to meet the ultrasound diagnostic production demands and additional delays in the introduction of the new fluidic system for the Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM). Net cost of sales decreased $146,343, or 75%, to $49,691 for the three months ended March 31, 1999, from $196,034 for the comparable period in 1998, roughly in line with the decrease in sales.

The gross margin for the three months ended March 31, 1999 of 51% was higher than the gross margin of 44% for the comparable period in 1998. The increase in the gross margin in the first quarter of 1999 over the first quarter of 1998 is primarily attributable to a higher percentage of the sales mix attributable to disposable products. If the amortization of capitalized engineering and design charges, a non-cash expense, is excluded for the three months ended March 31, 1999 and the same period in 1998, the gross margin was 70% compared with 49% for the like period in 1998.

Marketing and selling expenses increased by $42,413, or 27%, to $200,575 for the three months ended March 31, 1999, from $158,162 for the comparable period in 1998. The increase was a result of the Company adding a national sales manager and a restructuring of its sales force.

General and administrative expenses increased $138,434, or 41%, to $472,502 for the three months ended March 31, 1999, from $334,068 for the comparable period in 1998. The increase was primarily the result of the 1) the return to the contractual compensation level for officers from the voluntary reduction experienced in first quarter of last year, 2) higher directors' and officers' compensation, 3) the necessity to add additional space to support the new line of diagnostic products and 4) higher investment banking fees.

Research and development expenses increased $42,842, or 68%, to $106,074 for the three months ended March 31, 1999, from $63,232 for the same period in 1998. This increase was primarily the result of the addition of new personnel.

Other income increased $16,737, or 123%, for the quarter ended March 31, 1999 compared with the same period in 1998. This was primarily due to the reduction of interest expense associated with the conversion of notes into convertible preferred stock.

Upgrades

To garner  sales,  we offer the  ultrasonic  Precisionist(TM)  system  with an
unconditional   arrangement   under  which  the   customer   may  trade  in  its
Precisionist(TM) system to upgrade to a Precisionist ThirtyThousand(TM) Ocular Surgery System(TM). Under this arrangement, the customer receives full credit for the trade-in purchase price of the Precisionist(TM) system against
the  price  of  the  new   Precisionist   ThirtyThousand(TM)   Ocular  Surgery
System(TM). As of March 31, 1999, we had distributed approximately 51 Precisionist(TM) systems under this provision. The gross margin on these original sales was approximately $295,000 or 32%. If all of these customers were to exercise their upgrade priviledge, we would exchange the Precisionist(TM) system for our new Precisionist ThirtyThousand(TM) Ocular Surgery System(TM)
and  refurbish  the  ultrasonic  Precisionist(TM)  system and sell them in the
international   market.   Any   losses   on  the   sale   of   the   refurbished
Precisionist(TM) systems, which are not expected to be significant, would reduce the gross margin on the Precisionist ThirtyThousand(TM) Ocular Surgery System(TM) sales. The total gross margin on the upgrade sales is estimated to be $1,677,000, or 41%. During the quarters ended March 31, 1999 and March 31, 1998 there were no trade-in sales.

Liquidity and Capital Resources

The Company used cash in operating activities of $607,101 for the three months ended March 31, 1999, compared to $787,047 for the three months ended March 31, 1998. The modest decrease of cash used by operating activities in the first quarter of 1999 is primarily attributable to the issuance of common stock valued at $141,750 for compensation and services. The Company used cash from investing activities of $6,174 for the three months ended March 31, 1999, compared to cash used from investing activities of $2,298 in the same quarter in 1998. The net cash provided by financing activities for the three months ended March 31, 1999 was 1,746,000, compared with $1,768,000 for the similar period in 1998. In March 1998, the Company completed the private placement of 20,030 shares of Series C Preferred Stock at $100 per share resulting in net proceeds of $1,746,640. In addition, the Company exchanged $995,000 of promissory notes for 9,950 shares of Series C Preferred Stock at $100 per share and converted a $75,000 note into Common Stock.

In March 1999, we completed a private placement of 1,140,000 shares of Series D Convertible Preferred Stock at $1.75 per share with the net proceeds approximating $1.6 million. On a pro-forma basis to reflect the March 1999 equity financing as of December 31, 1998, total stockholders equity would be about $3.3 million with cash and cash equivalents of $1.7 million. Based on our 1999 budget and the net proceeds from the 1999 Preferred Stock offering, we believe that funds are sufficient to continue operations through December 31, 1999. However, no assurances can be given that our plan will be successful in achieving positive cash flow or profitability.

We will seek funding to meet our working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of our securities or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of these or other sources on favorable terms, if at all.

Our ratio of inventory to sales for the three month period ended March 31, 1999 was 6.9, compared with 1.9 for a simialr period in 1998. With the launching of two new products within the past eighteen months, we have had to build inventory in anticipation of sales. In addition, delays in receiving the new fluidic
system  for  the  Precisionist  ThiryThousand   Workstation(TM)  have  limited
shipments of this product from inventory and the collection of outstanding receivables.

At March 31, 1999, we had net operating loss carryforwards (NOLs) of approximately $10,200,000 and research and development tax credit carry forwards of approximately $34,000. These carryforwards are available to offset future taxable income, if any, and begin to expire in the year 2006. Our ability to use NOLs to offset future income is dependant upon the tax laws in effect at the time the NOLs can be utilized. The tax Reform Act of 1996 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

Effect of Inflation and Foreign Currency Exchange

We have not realized a reduction in the selling price of the Precisionist phaco system as a result of domestic inflation. Nor have we experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers.

Impact of New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. We believe that the adoption of SFAS 133 will not have any material effect on our financial statements.

We have reviewed all other recently issued accounting standards in order to determine their effects, if any, on the results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

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

Part II: Other Information

Item 5.  Other Information

On June 26, 1998, the Company entered into a Co-Distribution Agreement (the "Co-Distribution Agreement") with Pharmacia & Upjohn Company ("Pharmacia & Upjohn") and National Healthcare Manufacturing Corporation ("National Healthcare") which provides for the marketing and sale of a range of ophthalmic products. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia & Upjohn, and National Healthcare, will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist Thirty Thousand(TM) for distribution and sale under the Co-Distribution Agreement. The Pharmacia & Upjohn products to be distributed as part of the Co-Distribution Agreement include the Healon(R) and Healongv(R) viscoelastic solution and the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery.

On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets (the "Agreement") with the Humphrey Systems Division of Carl Zeiss, Inc. ("Humphrey Systems") to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are diagnostic instruments, including the Ultrasonic Biometer Model 820, the A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging, and end-user collateral materials for each of the product lines for the sum of $500,000, payable in the form of 78,947 shares of Common Stock which were issued to Humphrey Systems, and 26,316 shares of Common Stock which were issued to Douglas Adams. However, if the net proceeds received by Humphrey Systems from the sale of the shares issued pursuant to the Agreement is less than $375,000 (after payment of commissions, transfer taxes and other expenses relating to the sale of such shares), then the Company is required to issue additional shares of Common Stock, or pay additional funds to Humphrey Systems as is necessary to increase Humphrey Systems' net proceeds from the sale of the assets to $375,000. Since Humphrey Systems realized only $162,818 from the sale of 78,947 shares of Paradigm's common stock, Paradigm issued 80,000 additional shares in January 1999, to enable Humphrey Systems to receive its guaranteed amount.

The rights to the ophthalmic diagnostic instruments that have been purchased from Humphrey Systems under the Agreement complement both the Company's cataract surgical equipment and its ocular Blood Flow Analyze(TM). The Ultrasonic Biometer calculates the prescription for the intraocular lens to be implanted during cataract surgery. The Ultrasound Pachymeter measures corneal thickness for the new refractive surgical applications that eliminate the need for eyeglasses and for the optometric applications including contact lense fitting. The A/B Scan System combines the Ultrasonic Biometer and ultrasound imaging for advanced diagnostic testing throughout the eye, and is a viable tool for retinal specialists. The Ultrasound Biomicroscope utilizes microscopic digital ultrasound resolution for detection of tumors and improved glaucoma management.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.




Table No.         Document
---------         --------

 2.1              Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
 3.1              Certificate of Incorporation(1)
 3.2              Bylaws(1)
 4.1              Warrant Agency Agreement with Continental Stock Transfer & Trust Company(3)
 4.2              Specimen Common Stock Certificate (2)
 4.3              Specimen Class A Warrant Certificate(2)
 4.4              Form of Class A Warrant Agreement(2)
 4.5              Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
 4.6              Warrant to Purchase Common Stock with Note Holders re bridge financing(1)
 4.7              Warrant to purchase Common Stock with Mackey Price & Williams(1)
 4.8              Warrant to Purchase Common Stock with Win Capital Corp.(6)
 4.9              Specimen Series C Convertible Preferred Stock Certificate
 4.10             Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred
                  Stock
 4.11             Specimen Series D Convertible Preferred Stock Certificate(10)
 4.12             Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred
                  Stock(10)
 4.13             Warrant to Purchase  Common Stock with Win Capital  Corp.(10)
 4.14             Warrant to Purchase Common Stock with Cyn Del & Co.(10)
 4.15             Warrant Agreement with KSH Investment  Group,  Inc.(10)
 4.16             Warrant to Purchase Common Stock with John W. Hemmer(11)
 5.               Opinion of Mackey Price & Williams(10)
 10.1             Exclusive Patent License Agreement with Photomed(1)
 10.2             Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
 10.3             Confidential Disclosure Agreement with Zevex, Inc.(1)
 10.4             Indemnity Agreement with Zevex International, Inc.(1)
 10.5             Manufacturing Agreement with Sunrise Technologies, Inc.(1)
 10.6             Royalty  Agreement  dated January 30, 1992,  with Dennis L. Oberkamp Design Services(1)
 10.7             Indemnity  Agreement  dated January 30, 1992,  with Dennis L. Oberkamp  Design  Services(1)
 10.8             Royalty  Agreement  (for  Ultrasonic  Phaco Handpiece) with Dennis L. Oberkamp Design  Services(1)
 10.9             Lease Agreement with Eden Roc(6)
 10.10            Settlement and Release  Agreement with Douglas A.  MacLeod(1)
 10.11            Form of  Indemnification  Agreement(1)
 10.12            1995 Stock  Option  Plan and forms of Stock Option Grant  Agreements(1)
 10.13            Form of  Promissory  Note with Note Holders re bridge financing(1)
 10.14            Employee's Lock-Up  Agreement(1)
 10.15            Registering  Shareholders Lock-Up Agreement(3)
 10.16            Amendment of Settlement and Release  Agreement  with Douglas A.  MacLeod(3)
 10.17            Design,  Engineering  and Manufacturing  Agreement  with Zevex,  Inc.(5)
 10.18            License and  Manufacturing Agreement with O.B.F.  Labs,  Ltd.(6)
 10.19            Settlement  Agreement with Estate of H.L.   Federman(6)
 10.20            Agreement  with  Win  Capital   Corp.(6)
 10.21            12% Convertible,   Redeemable   Promissory   Note(6)
 10.22            Securities   Exchange Agreement(6)
 10.23            Stock Exchange for Satisfaction of Debt Agreement with Zevex International,  Inc. (7)
 10.24            Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare
                  Manufacturing Corporation (7)
 10.25            Agreement for Purchase and Sale of Assets with Humphrey Systems Division of Carl Zeiss, Inc. (7)
 10.26            Employment Agreement with Thomas F. Motter(9)
 10.27            Employment Agreement with Robert W. Millar(9)
 10.28            Employment Agreement with John W. Hemmer(9)
 10.29            Employment Agreement with Michael W. Stelzer(9)
 10.30            Change of Control Termination Agreement with Thomas F. Motter(9)




Table No.         Document
---------         --------

 10.31            Change of Control Termination Agreement with Robert W. Millar(9)
 10.32            Change of Control Termination Agreement with John W. Hemmer(9)
 10.33            Change of Control Termination Agreement with Michael W. Stelzer(9)
 10.34            Promissory Note with Win Capital Corp.(10)
 10.35            Promissory Note with Cyn Del & Co.(10)
 10.36            Consulting Agreement with Win Capital Corp.(10)
 10.37            Agreement with Win Capital Corp.(11)
 10.38            Agreement with Cyn Del & Co.(11)
 23.1             Consent of Medical Laser Insight(3)
 23.2             Consent of Frost & Sullivan(3)
 23.3             Consent of Ophthalmologists Times(3)
 23.4             Consent of Mackey Price & Williams(10)
 23.5             Consent of Tanner & Co.(11)
 27.              Financial Data Schedule
-------
 (1)              Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
 (2)              Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
 (3)              Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
 (4)              Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2, as filed on June 28, 1996.
 (5)              Incorporated by reference from Annual Report on Form 10-KSB, as filed on December 30, 1996.
 (6)              Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
 (7)              Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 19, 1998.
 (8)              Incorporated by reference from Registration Statement on Form SB-2, as filed on June 15, 1998.
 (9)              Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on November 12, 1998.
 (10)             Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
 (11)             Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 7, 1999.

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

                                   REGISTRANT

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                                   Registrant






DATED: May 17, 1999                  By:  /s/ Michael W. Stelzer
                                     ---------------------------------
                                     Michael W. Stelzer
                                     Vice President of Operations, Secretary and
                                     Chief Operating Officer



DATED: May 17, 1999                  By:  /s/ John W. Hemmer
                                     ---------------------------------
                                     John W. Hemmer
                                     Vice President of Finance, Treasurer and
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)