Form 10QSB
period 1999-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 1999-08-12
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999                  Commission File Number: 0-28498

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                            Exact Name of Registrant.

          DELAWARE                                                  87-0459536
----------------------------                                  ------------------
(State or other jurisdiction                                  IRS Identification
of incorporation or organization)                                    Number

1127 West 2320 South, Suite A, Salt Lake City, Utah                    84119
---------------------------------------------------                   --------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number,
including Area Code                                               (801) 977-8970
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
            YES  X          NO
                ----          ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Common Stock, $.001 par value                                7,123,317
-----------------------------                                ---------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 1999

Series A Preferred, $.001 par value                          8,077
-----------------------------------                          ---------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 1999

Series B Preferred, $.001  par value                         31,236
------------------------------------                         ---------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 1999

Series C Preferred, $.001  par value                         500
------------------------------------                         ---------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 1999

Series D Preferred, $.001 par value                          323,644
-----------------------------------                          ---------
                                                             Number of Shares
                                                             Outstanding as of
                                                             June 30, 1999
Transitional Small Business Disclosure Format
         YES             NO  X
            ----           ----

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                                No.
                                                                                                               ----

Item 1.  Financial Statements
-------

         Balance Sheets (unaudited) - June 30, 1999 and
         December 31, 1998....................................................................................... 3

         Statements of Operations (unaudited) for the three months and the six months ended June 30, 1999 and June 30, 1998 .................................................................. 5

         Statements of Cash Flows (unaudited) for the six months
         ended June 30, 1999 and June 30, 1998................................................................... 6

         Notes to Financial Statements (unaudited)................................................................7


Item 2.
-------

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations............................................................................................. 10


                                            PART II - OTHER INFORMATION

         Other Information...................................................................................... 13

         Signature Page......................................................................................... 16

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                       June 30,           December 31,
                                                                                         1999                1998
                                                                                       --------           ----------
                                                                                     (Unaudited)           (Audited)

ASSETS
Current assets:
  Cash and cash equivalents                                                         $     661,000       $     114,000
  Restricted cash                                                                         495,000                 -
Trade accounts receivable                                                               1,204,000             580,000
  Less: Allowance for Doubtful Accounts                                                   (30,000)            (30,000)
  Inventories                                                                           1,089,000             720,000
  Current portion of note receivable                                                       17,000              16,000
  Prepaid expenses                                                                         61,000              14,000
                                                                                    -------------       -------------
        Total current assets                                                            3,497,000           1,414,000

Capitalized engineering and design charges                                                203,000             235,000
Notes receivable                                                                           42,000              44,000
Ultrasound production rights and engineering                                              368,000             374,000
Property and equipment, net                                                               272,000             173,000
                                                                                    -------------       -------------
        Total assets                                                                $   4,382,000       $   2,240,000
                                                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                            $     371,000       $     209,000
  Accounts payable - related parties                                                      107,000             107,000
  Accrued expenses                                                                        146,000             135,000
  Note payable to bank - current                                                           14,000              13,000
  Purchase Deposits                                                                        35,000              28,000
                                                                                    -------------       -------------
        Total current liabilities                                                         673,000             492,000
                                                                                    -------------       -------------
Note payable, less current portion                                                          6,000               8,000
Promissory note                                                                           100,000                 -
Capital lease                                                                              19,000              25,000
                                                                                    -------------       -------------
        Total liabilities                                                                 798,000             525,000
                                                                                    -------------       -------------

Stockholders' equity:
Preferred stock, authorized:
5,000,000 shares, $.001 par value
      Series A
        Authorized:  500,000 shares; issued and
        outstanding: 8,077 shares at June 30, 1999 and
        34,619 shares at December 31, 1998                                                    -                  -

        Series B
        Authorized:  500,000 shares; issued and
        outstanding: 31,236 shares at June 30, 1999
        and 31,236 shares at December 31, 1998                                                -                  -

       Series C
        Authorized: 30,000 shares; issued and
        outstanding: 500 shares at June 30, 1999
        and 6,900 shares at December 31, 1998                                                 -                  -

      Series D
        Authorized: 1,140,000 shares;



        Issued and outstanding: 323,644 shares at
        June 30, 1999 and 0 shares at December 31, 1998                                       -                 -

Common stock, authorized: 20,000,000 shares, $.001 per value;
issued and outstanding: 7,123,317 shares at June 30, 1999
and 5,500,306 shares at December 31, 1998                                                   7,000               5,000
Additional paid-in-capital                                                             21,041,000          17,704,000
Treasury stock, 2,600 shares, at cost                                                      (4,000)             (4,000)
Stock subscription receivable                                                              (8,000)             (8,000)
Unearned Compensation                                                                         -               (94,000)
Accumulated deficit                                                                   (17,452,000)        (15,888,000)
                                                                                    -------------       -------------
        Total stockholders' equity                                                      3,584,000           1,715,000
                                                                                    -------------       -------------
        Total liabilities and stockholders' equity                                  $   4,382,000       $   2,240,000
                                                                                    =============       =============


                        PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three months ended                 Six months ended
                                                                 June 30,                          June 30,
                                                                 --------                          --------
                                                            1999           1998               1999            1998
                                                            ----           ----               ----            ----
                                                        (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)

Sales                                                  $ 1,011,000      $  626,000       $  1,109,000      $   978,000
                                                       -----------      ----------       ------------      -----------
    Cost of sales                                          346,000         300,000            377,000          478,000
Amortization of capitalized engineering and
    and design charges                                      19,000          19,000             37,000           37,000
Amortization of Ultrasound Production Rights                 6,000              -               6,000               -
                                                       -----------      ----------       ------------      -----------
Net cost of sales                                          371,000         319,000            420,000          515,000
                                                       -----------      ----------       ------------      -----------
       Gross profit                                        640,000         307,000            689,000          463,000
                                                       -----------      ----------       ------------      -----------
Operating expenses:
    Marketing and selling                                  199,000         201,000            401,000          359,000
    General and administrative                             277,000         298,000            748,000          632,000
    Research and development                               134,000         163,000            240,000          226,000
                                                       -----------      ----------       ------------      -----------
       Total operating expenses                            610,000        (662,000)         1,389,000        1,217,000
                                                       -----------      ----------       ------------      -----------
Operating income (loss)                                     30,000        (355,000)          (700,000)        (754,000)
                                                       -----------      ----------       ------------      -----------
Other income (expense):
    Interest income                                         10,000          33,000             18,000           44,000
    Interest expense                                        (5,000)         (5,000)           (10,000)         (30,000)
    Other expense                                           (1,000)             -              (1,000)              -
                                                       -----------      ----------       ------------      -----------
       Total other income                                    4,000          28,000              7,000           14,000
                                                       -----------      ----------       ------------      -----------
    Net income (loss)                                  $    34,000      $ (327,000)      $   (693,000)     $  (740,000)
                                                       -----------      ----------       ------------      -----------

Net income (loss) per common share - basic and
    diluted                                            $      0.00      $    (0.08)      $      (0.11)     $     (0.19)
                                                       ===========      ==========       ============      ===========

Weighted average outstanding shares - basic and
    diluted                                              6,815,000       3,876,000          6,260,000        3,850,000
                                                       ===========      ==========       ============      ===========

                        PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                                     --------
                                                                                               1999            1998
                                                                                               ----            ----
                                                                                          (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net loss                                                                                $   (693,000)   $   (740,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                             63,000          52,000
      Issuance of common stock for compensation, services and
         payables                                                                              154,000           8,000

  (Increase) decrease from changes in:
        Trade accounts receivable                                                             (624,000)       (518,000)
        Inventories                                                                           (369,000)        (59,000)
        Prepaid expenses                                                                       (47,000)        (20,000)
        Debt financing cost                                                                        -           165,000
  Increase (decrease) from changes in:
        Trade accounts payable                                                                 162,000        (211,000)
        Trade accounts payable - related parties                                                   -          (397,000)
        Accrued expenses and deposits                                                           18,000          18,000
                                                                                          ------------    ------------
         Net cash used in operating activities                                              (1,336,000)     (1,702,000)
                                                                                          ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                                                          (124,000)         (4,000)
  Proceeds from sale of stock                                                                   21,000             -
                                                                                          ------------    ------------
         Net cash used in investing activities                                                (103,000)         (4,000)
                                                                                          ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of warrants                                                           242,000             -
  Proceeds from 12% CV promissory note                                                         100,000             -
   Principle payments on notes payable                                                          (7,000)         (2,000)
  Net proceeds for series "C" stock issue                                                          -         1,747,000
  Net proceeds for series "D" stock issue                                                    1,651,000         399,000
  Sale of Common stock                                                                         495,000             -
                                                                                          ------------    ------------
           Net cash provided by financing activities                                         2,481,000       2,144,000
                                                                                          ------------    ------------

Net increase in cash and cash equivalents                                                    1,042,000         438,000
Cash and cash equivalents at beginning of period                                               114,000         887,000
                                                                                          ------------    ------------
Cash and cash equivalents at end of period                                                $  1,156,000    $  1,325,000
                                                                                          ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                  $     10,000    $     28,000


                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         1.       Significant Accounting Policies:
                  --------------------------------

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. ("the Company") as of June 30, 1999 and the results of its operations for the three months ended June 30, 1998 and 1999, and its cash flows for the six months ended June 30, 1998 and 1999. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

         Net Income (Loss) Per Share
         ---------------------------

         Net income (loss) per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents have not been included in loss years because they are anti-dilutive.

         2.       Legal Proceedings:
                  ------------------

         The company is not a party to any legal proceedings.

         3.       Preferred Stock Conversions:
                  ----------------------------

         Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended June 30, 1999 no shares of Series A Preferred Stock or Series B Preferred Stock were converted into common stock.

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

         During the three months ended June 30, 1999, 900 shares of Series C Preferred stock were converted into 51,426 shares of the Company's Common stock.

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

         During the three months ended June 30, 1999, 816,356 shares Series D Preferred stock were converted to 816,356 shares of the Company's Common stock.

         In June 1999, the Company sold 199,908 shares Common stock at a price of $2.75 per share. Net proceeds to the Company were approximately $495,000.

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

         In March, 1999, the Company issued a warrant to an officer of the Company to purchase 125,000 shares of the Company's Common Stock at a price of $2.63 per share, expiring March, 2004, in connection with his retirement agreement.

         In June 1999 CynDel & Co. exercised 105,000 warrants at $2.30 per share. Net proceeds to the Company were $241,500.


         6.       Related  Party Transactions:
                  ----------------------------

         The Company has subcontracted the manufacturing of its Precisionist ThirtyThousand and Photon laser cataract systems to a company that is a shareholder. As of June 30, 1999, the Company owed that company $106,878, which is included in accounts payable.

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

         On May 6, 1999, the Company's Board of Directors authorized an agreement to be entered into with John W. Hemmer, Vice President of Finance, Treasurer and Chief Financial Officer of the Company, regarding the remaining term of his Employment Agreement and the Change of Control Agreement. Under the terms of the proposed agreement, Mr. Hemmer's salary continued until June 1, 1999, at which time his employment with the Company terminated. Thereafter, Mr. Hemmer became an independent consultant to the Company and received an initial payment of $12,500 with annual payments of $25,000 being paid on January 2000 and each subsequent year for two additional years and the final payment in year number four in the amount of $12,500, for a total consulting contract payment of $100,000. In addition, the Company issued Warrants to Mr. Hemmer to purchase 125,000 shares of Common stock at an exercise price of $2.63 per share, with the underlying Common stock to be registered in the Company's May 9, 1999 registration statement. Finally, the Company is to issue Warrants to Mr. Hemmer to purchase 75,000 shares of Common stock at the same exercise price as the Class A Warrants, or $7.50 per share. In consideration for the payments under the consulting contract and the Warrants to be issued to Mr. Hemmer, the Employment Agreement and the Change of Control Agreement with Mr. Hemmer was canceled as of June 1, 1999.

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

         We are engaged in the design, development, manufacture and sale of high technology eye care products. Our surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. Our ultrasound diagnostic products include a pachymeter, an A-Scan, an A/B Scan and a biomicroscope, the technology for which we acquired from Humphrey Systems in 1998. In addition, we market our Blood Flow Analyzer. Our activities for the three months ended June 30, 1999, included domestic and international sales of the Precisionist ThirtyThousand Ocular Surgery Workstation cataract surgery systems, the Blood Flow Analyzer, the Humphrey Systems Ultrasound diagnostic equipment, and research and development on the Photon laser cataract removal system, which received FDA approval for expansion to Phase II Clinical Trials on May 19, 1998.

         We commenced delivery of the Pachymetric Analyzer, which measures corneal thickness, in December 1998, and the Ultrasound A-Scan, which measures the axial length of the eye, in March 1999. We began shipments of the Ultrasound A/B Scan, which is used by retinal specialists to identify foreign bodies in the posterior chamber of the eye and in evaluating the structural integrity of the retina, in June 1999. We also commenced shipments of the Ultrasonic Biomicroscope ("UBM"), which creates a high-resolution computer image of the unseen parts of the eye providing a map for the glaucoma surgeon, in June 1999. In summary, all four instruments were in production in the second quarter of 1999.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Sales increased by $385,000, or 62%, to $1,011,000 for the three months ended June 30, 1999, from $626,000 for the comparable period in 1998. This increase in sales was primarily due to shipments of A/B Scans and UBMs during the second quarter of 1999. Net cost of sales increased $52,000, or 16%, to $371,000 for the three months ended June 30, 1999, from $319,000 for the comparable period in 1998,

         The gross margin for the three months ended June 30, 1999 of 63% was higher than the gross margin of 49% for the comparable period in 1998. The increase in the gross margin in the second quarter of 1999 over the second quarter of 1998 is primarily attributable to a higher percentage of the sales mix attributable to Ultrasound products. If the amortization of capitalized engineering and design charges and Ultrasound production rights, non-cash expenses, are excluded for the three months ended June 30, 1999 and the same period in 1998, the gross margin was 66% and 52%, respectively.

         Marketing and selling expenses decreased by $2,000, or 1%, to $199,000 for the three months ended June 30, 1999, from $201,000 for the comparable period in 1998. Marketing and selling expense for second quarter 1999 did not change significantly in spite of the marked increase in sales. This is because the high sales in second quarter were the result of pent-up demand for the Ultrasound products, which commenced shipment during this time. Marketing dollars which had been spent previously on the Blood Flow Analyzer were shifted to the Ultrasound diagnostic products.

         General and administrative expenses decreased $21,000, or 7%, to $277,000 for the three months ended June 30, 1999, from $298,000 for the comparable period in 1998. This decrease was primarily due to the engagement of Tanner + Company for a second audit in the second quarter of 1998 pertaining to the 1996 and 1997 fiscal and calendar years.

         Research and development expenses decreased $29,000, or 18%, to $134,000 for the three months ended June 30, 1999, from $163,000 for the same period in 1998. This decrease was primarily the result of lower consulting fees with regard to the Photon clinical study.

         Other income decreased $24,000, or 86 %, for the quarter ended June 30, 1999 compared with the same period in 1998. This was primarily due to interest income received from various investment instruments held in second quarter 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Sales increased by $131,000, or 13%, to $1,109,000 for the six months ended June 30, 1999, from $978,000 for the same period in 1998. The lower percentage increase in sales for the six month period versus the three month period is attributable to the Precisionist systems and Photon upgrades shipped in second quarter of 1998 pertaining to the Phase II Clinical trials. Increased sales for the six month period in 1999 is the result of shipments of Ultrasound diagnostic equipment.

         The gross margin for the six months ended June 30, 1999, of 62%, is higher than the gross margin for the comparable period in 1998, of 47%, due to the higher percentage of Ultrasound diagnostic sales in 1999. If the amortization of capitalized engineering and design charges and Ultrasound production rights, non-cash expenses, are excluded for the first six months in 1999 and the same period in 1998, the gross margin was 66% and 51% respectively.

         Marketing and selling expenses increased by $42,000, or 12%, to $401,000 for the six months ended June 30, 1999, from $359,000 for the same period in 1998. This is primarily due to the higher number of sales personnel in the first six months of 1999.

         General and administrative expenses increased by $116,000, or 18%, to $748,000 for the six months ended June 30, 1999, from $632,000 for the parallel period in 1998. This is primarily due to the expensing of vested stock compensation for services of an officer and director of the Company in first quarter 1999, and satisfaction of an investment banking agreement with WinCapital Corp via a stock transaction in February 1999.

         Research and development expenses increased by $14,000, or 6% to $240,000 for the six months ended June 30, 1999, from $226,000 for the same period in 1998. This is due to the increase in engineering and technician staff in the first six months of 1999.


Upgrades


         To garner sales, we offer the ultrasonic Precisionist system with an unconditional arrangement under which the customer may trade in its Precisionist system to upgrade to a Precisionist ThirtyThousand Ocular Surgery System. Under this arrangement, the customer receives full credit for the trade-in purchase price of the Precisionist system against the price of the new Precisionist ThirtyThousand Ocular Surgery System. As of June 30, 1999, we had distributed approximately 51 Precisionist systems under this provision. The gross margin on these original sales was approximately $295,000 or 32%. If all of these customers were to exercise their upgrade privilege, we would exchange the Precisionist system for our new Precisionist ThirtyThousand Ocular Surgery System and refurbish the ultrasonic Precisionist system and sell them in the international market. Any losses on the sale of the refurbished Precisionist systems, which are not expected to be significant, would reduce the gross margin on the Precisionist ThirtyThousand Ocular Surgery System sales. The total gross margin on the upgrade sales is estimated to be $1,677,000, or 41%. During the quarter ended June 30, 1999 there were no trade-in sales. There were, in the quarter ended June 30,1998 two trade-in sales totaling $76,000, in which the customer upgraded a Precisionist system to a Precisionist ThirtyThousand Ocular Surgery Workstation, or Photon.

Liquidity and Capital Resources

          The Company used cash in operating activities of $1,336,000 for the six months ended June 30, 1999, compared to $1,702,000 for the six months ended June 30, 1998. The decrease in cash used by operating activities for the first six months of 1999 is primarily attributable to the issuance of common stock valued at $154,000 for compensation and services, and the increase in accounts payable relative to the purchase of inventory for the production of Ultrasound diagnostic products. The Company used cash from investing activities of $103,000 for the six months ended June 30, 1999, compared to $4,000 in the same quarter in 1998. The increase in cash used in investing activities in 1999 is the result of purchases of production and testing equipment relating to the Ultrasound diagnostic products. The net cash provided by financing activities for the six months ended June 30, 1999 was 2,481,000, compared with $2,144,000 for the similar period in 1998. In March 1998, the Company completed the private placement of 20,030 shares of Series C Preferred Stock at $100 per share resulting in net proceeds of $1,747,000. In addition, the Company exchanged $995,000 of promissory notes for 9,950 shares of Series C Preferred Stock at $100 per share and converted a $75,000 note into Common Stock.

          In March 1999, the Company completed a private placement of 1,140,000 shares of Series D Convertible Preferred Stock at $1.75 per share with the net proceeds approximating $1.6 million. In June 1999, net proceeds of $242,000 were received from the exercise of 105,000 warrants by CynDel Corp. Also in June 1999, 199,908 shares Common stock were sold for net proceeds of $495,000. This amount was held in a separate escrow account as "Restricted cash" pending receipt of confirmation that all stock certificates had been received, and was deposited in the Company account in July, 1999. Based on our 1999 budget and the net proceeds from the 1999 Preferred Stock offering, we believe that funds are sufficient to continue operations through December 31, 1999. However, no assurances can be given that our plan will be successful in achieving positive cash flow or profitability.

          We will seek funding to meet our working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of our securities or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of these or other sources on favorable terms, if at all.

          Our ratio of inventory to sales for the six month period ended June 30, 1999 was .98, compared with .74 for a similar period in 1998. With the launching of four new products within the past eighteen months, we have had to build inventory in anticipation of sales. In addition, delays in receiving the new fluidic system for the Precisionist ThiryThousand Workstation have limited shipments of this product from inventory and the collection of outstanding receivables.

          At June 30, 1999, we had net operating loss carryforwards (NOLs) of approximately $10,200,000 and research and development tax credit carry forwards of approximately $34,000. These carryforwards are available to offset future taxable income, if any, and begin to expire in the year 2006. Our ability to use NOLs to offset future income is dependant upon the tax laws in effect at the time the NOLs can be utilized. The tax Reform Act of 1996 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

Effect of Inflation and Foreign Currency Exchange

          We have not realized a reduction in the selling price of the Precisionist phaco system as a result of domestic inflation. Nor have we experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers.

Impact of New Accounting Pronouncements

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. We believe the adoption of SFAS 133 will not have any material effect on our financial statements.

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

Part II: Other Information

         On June 26, 1998, the Company entered into a Co-Distribution Agreement (the "Co-Distribution Agreement") with Pharmacia & Upjohn Company ("Pharmacia & Upjohn") and National Healthcare Manufacturing Corporation ("National Healthcare") which provides for the marketing and sale of a range of ophthalmic products. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia & Upjohn, and National Healthcare, will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist Thirty Thousand&trade for distribution and sale under the Co-Distribution Agreement. The Pharmacia & Upjohn products to be distributed as part of the Co-Distribution Agreement include the Healon(R) and Healongv(R) viscoelastic solution and the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery.

         On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets (the "Agreement") with the Humphrey Systems Division of Carl Zeiss, Inc. ("Humphrey Systems") to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are diagnostic instruments, including the Ultrasonic Biometer Model 820, the A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging, and end-user collateral materials for each of the product lines for the sum of $500,000, payable in the form of 78,947 shares of Common Stock which were issued to Humphrey Systems, and 26,316 shares of Common Stock which were issued to Douglas Adams. However, if the net proceeds received by Humphrey Systems from the sale of the shares issued pursuant to the Agreement is less than $375,000 (after payment of commissions, transfer taxes and other expenses relating to the sale of such shares), then the Company is required to issue additional shares of Common Stock, or pay additional funds to Humphrey Systems as is necessary to increase Humphrey Systems' net proceeds from the sale of the assets to $375,000. Since Humphrey Systems realized only $162,818 from the sale of 78,947 shares of Paradigm's common stock, Paradigm issued 80,000 additional shares in January 1999, to enable Humphrey Systems to receive its guaranteed amount. Excess proceeds from the sale of this additional stock in the amount of $21,431 is due and payable to the Company.

         The rights to the ophthalmic diagnostic instruments that have been purchased from Humphrey Systems under the Agreement complement both the Company's cataract surgical equipment and its ocular Blood Flow Analyze&trade. The Ultrasonic Biometer calculates the prescription for the intraocular lens to be implanted during cataract surgery. The Ultrasound Pachymeter measures corneal thickness for the new refractive surgical applications that eliminate the need for eyeglasses and for the optometric applications including contact lense fitting. The A/B Scan System combines the Ultrasonic Biometer and ultrasound imaging for advanced diagnostic testing throughout the eye, and is a viable tool for retinal specialists. The Ultrasound Biomicroscope utilizes microscopic digital ultrasound resolution for detection of tumors and improved glaucoma management.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Table No.                  Document
---------                  --------

 2.1              Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
 3.1              Certificate of Incorporation(1)
 3.2              Bylaws(1)
 4.1              Warrant Agency Agreement with Continental Stock Transfer & Trust Company(3)
 4.2              Specimen Common Stock Certificate (2)
 4.3              Specimen Class A Warrant Certificate(2)
 4.4              Form of Class A Warrant Agreement(2)
 4.5              Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
 4.6              Warrant to Purchase  Common Stock with Note Holders re bridge  financing(1)
 4.7              Warrant to  purchase  Common  Stock with Mackey  Price &  Williams(1)
 4.8              Warrant to Purchase Common Stock with Win Capital  Corp.(6)
 4.9              Specimen Series C  Convertible   Preferred  Stock   Certificate(6)
 4.10             Certificate  of  the Designations,  Powers,  Preferences  and  Rights  of the  Series C  Convertible
                  Preferred Stock(6)
 4.11             Specimen Series D Convertible Preferred Stock Certificate(10)
 4.12             Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred
                  Stock(10)
 4.13             Warrant to Purchase  Common Stock with Win Capital  Corp.(10)
 4.14             Warrant to Purchase Common Stock with Cyn Del & Co.(10)
 4.15             Warrant Agreement with KSH Investment Group, Inc.(10)
 4.16             Warrant to Purchase Common Stock with John W. Hemmer(11)
 5.               Opinion of Mackey Price &  Williams(10)
 10.1             Exclusive  Patent License Agreement with Photomed(1)
 10.2             Consulting  Agreement with Dr. Daniel M.Eichenbaum(1)
 10.3             Confidential  Disclosure  Agreement with Zevex,  Inc.(1)
 10.4             Indemnity  Agreement  with  Zevex  International,   Inc.(1)
 10.5             Manufacturing Agreement  with  Sunrise  Technologies,  Inc.(1)
 10.6             Royalty  Agreement  dated January 30, 1992,  with Dennis L. Oberkamp  Design  Services(1)
 10.7             Indemnity Agreement  dated January 30, 1992,  with Dennis L. Oberkamp  Design  Services(1)
 10.8             Royalty  Agreement (for Ultrasonic Phaco Handpiece) with Dennis L. Oberkamp Design  Services(1)
 10.9             Lease Agreement with Eden Roc(6)
 10.10            Settlement and Release  Agreement  with  Douglas A.  MacLeod(1)
 10.11            Form of  Indemnification Agreement(1)
 10.12            1995  Stock  Option  Plan and forms of Stock  Option  Grant Agreements(1)
 10.13            Form of  Promissory  Note  with  Note  Holders  re  bridge financing(1)
 10.14            Employee's   Lock-Up   Agreement(1)
 10.15            Registering Shareholders  Lock-Up  Agreement(3)
 10.16            Amendment of Settlement  and Release Agreement with Douglas A. MacLeod(3)
 10.17            Design, Engineering and Manufacturing Agreement  with Zevex,  Inc.(5)
 10.18            License and  Manufacturing  Agreement with O.B.F. Labs, Ltd.(6)
 10.19            Settlement Agreement with Estate of H.L. Federman(6)





10.20             Agreement with Win Capital Corp.(6)
10.21             12% Convertible, Redeemable Promissory Note(6)
10.22             Securities Exchange Agreement(6)
10.23             Stock Exchange for Satisfaction of Debt Agreement with Zevex International, Inc. (7)
10.24             Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare
                  Manufacturing Corporation (7)
10.25             Agreement for Purchase and Sale of Assets with Humphrey Systems Division of Carl Zeiss, Inc. (7)
10.26             Employment Agreement with Thomas F. Motter(9)
10.27             Employment Agreement with Robert W. Millar(9)
10.28             Employment Agreement with John W. Hemmer(9)
10.29             Employment Agreement with Michael W. Stelzer(9)
10.30             Change of Control Termination Agreement with Thomas F. Motter(9)
10.31             Change of Control Termination Agreement with Robert W. Millar(9)
10.32             Change of Control Termination Agreement with John W. Hemmer(9)
10.33             Change of Control Termination Agreement with Michael W. Stelzer(9)
10.34             Promissory Note with Win Capital Corp.(10)
10.35             Promissory Note with Cyn Del & Co.(10)
10.36             Consulting Agreement with Win Capital Corp.(10)
10.37             Agreement with Win Capital Corp.(11)
10.38             Agreement with Cyn Del & Co.(11)
23.1              Consent of Medical Laser Insight(3)
23.2              Consent of Frost & Sullivan(3)
23.3              Consent of Ophthalmologists Times(3)
23.4              Consent of Mackey Price & Williams(10)
23.5              Consent of Tanner & Co.(11)
27.               Financial Data Schedule
-------

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

                                   REGISTRANT

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                                   Registrant






DATED: August 11, 1999       By:  Michael W. Stelzer
                                  ------------------
                                      Michael W. Stelzer
                                      Chief Financial Officer, Secretary and
                                      Chief Operating Officer



DATED: August 11, 1999       By:  Thomas F. Motter
                                  ----------------
                                      Thomas F. Motter
                                      President and Chief Executive Officer