Form 10QSB
period 1999-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 1999-11-15
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999             Commission File Number: 0-28498

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                            Exact Name of Registrant.
          DELAWARE                                                 87-0459536
          --------                                                 ----------
(State or other jurisdiction                                  IRS Identification
of incorporation or organization)                                   Number

1127 WEST 2320 SOUTH, SUITE A, SALT LAKE CITY, UTAH                     84119
---------------------------------------------------                     -----
(Address of principalexecutive offices)                               (Zip Code)

Registrant's telephone number,
including Area Code                                               (801) 977-8970
-------------------                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X          NO
                    -----          -----


State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

COMMON STOCK, $.001 PAR VALUE                       7,233,275
-----------------------------                       ---------
       Title of Class                               Number of Shares
                                                    Outstanding as of
                                                    September 30, 1999

SERIES A PREFERRED, $.001 PAR VALUE                 8,077
-----------------------------------                 -----
         Title of Class                             Number of Shares
                                                    Outstanding as of
                                                    September 30, 1999

SERIES B PREFERRED, $.001 PAR VALUE                 19,236
-----------------------------------                 ------
         Title of Class                             Number of Shares
                                                    Outstanding as of
                                                    September 30, 1999

SERIES C PREFERRED, $.001  PAR VALUE                500
------------------------------------                ----------------
         Title of Class                             Number of Shares
                                                    Outstanding as of
                                                    September 30, 1999

SERIES D PREFERRED, $.001 PAR VALUE                 318,644
-----------------------------------                 --------------
                                                    Number of Shares
                                                    Outstanding as of
                                                    September 30, 1999

Transitional Small Business Disclosure Format
         YES             NO  X
            -----          -----

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                                Page
                                                                                                                NO.
                                                                                                                ---
ITEM 1.  Financial Statements
-------

         Balance Sheets (unaudited) - September 30, 1999 and
         December 31, 1998....................................................................................... 3

         Statements of Operations (unaudited) for the three months and the nine months ended September 30, 1999 and September 30, 1998 ................................................. 4

         Statements of Cash Flows (unaudited) for the nine months
         ended September 30, 1999 and September 30, 1998......................................................... 5

         Notes to Financial Statements (unaudited)............................................................... 6

ITEM 2.
-------

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations.............................................................................................. 9

                                             PART II - OTHER INFORMATION

         Other Information...................................................................................... 12

         Signature Page......................................................................................... 15

                                          PARADIGM MEDICAL INDUSTRIES, INC.
                                                   BALANCE SHEETS
                                                     (UNAUDITED)

                                                                   September 30,    December 31,
                                                                      1999             1998
                                                                      ----             ----
                                                                   (Unaudited)      (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $   178,000        $ 114,000
  Trade accounts receivable                                           565,000          580,000
  Less: Allowance for Doubtful Accounts                               (30,000)         (30,000)
  Inventories                                                       1,636,000          720,000
  Current portion of note receivable                                   17,000           16,000
  Prepaid expenses                                                     65,000           14,000
                                                                 ------------        ---------
        TOTAL CURRENT ASSETS                                        2,431,000        1,414,000

Capitalized engineering and design charges                            210,000          235,000
Notes receivable                                                       42,000           44,000
Ultrasound production rights and engineering                          424,000          374,000
Property and equipment, net                                           224,000          173,000
                                                                 ------------      -----------
        TOTAL ASSETS                                              $ 3,331,000      $ 2,240,000
                                                                 ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                          $   328,000      $   209,000
  Accounts payable - related parties                                  107,000          107,000
  Accrued expenses                                                    141,000          135,000
  Note payable to bank - current                                       21,000           13,000
  Purchase deposits                                                    11,000           28,000
                                                                 ------------       ----------
        TOTAL CURRENT LIABILITIES                                     608,000          492,000
                                                                 ------------          -------
Note payable, less current portion                                      5,000            8,000
Capital lease                                                          26,000           25,000
                                                                 ------------       ----------
        TOTAL LIABILITIES                                             639,000          525,000
                                                                 ------------        ---------

Stockholders' equity:
Preferred stock, authorized:
5,000,000 shares, $.001 par value

      Series A
        Authorized:  500,000 shares; issued and
        outstanding: 8,077 shares at September 30, 1999 and
        34,619 shares at December 31, 1998                               -                 -

      Series B
        Authorized:  500,000 shares; issued and
        outstanding: 19,236 shares at September 30, 1999
        and 31,236 shares at December 31, 1998                           -                 -

      Series C
        Authorized: 30,000 shares; issued and
        outstanding: 500 shares at September 30, 1999
        and 6,900 shares at December 31, 1998                            -                 -

      Series D
        Authorized: 1,140,000 shares;

        Issued and outstanding: 318,644 shares at
        September 30, 1999 and 0 shares at December 31, 1998             -                -

Common stock, authorized: 20,000,000 shares, $.001 per value;
issued and outstanding: 7,123,317 shares at June 30, 1999

and 5,500,306 shares at December 31, 1998                               7,000            5,000
Additional paid-in-capital                                         21,409,000       17,704,000
Treasury stock, 2,600 shares, at cost                                  (4,000)          (4,000)
Stock subscription receivable                                          (8,000)          (8,000)
Unearned Compensation                                                    -             (94,000)
Accumulated Deficit                                               (18,712,000)     (15,888,000)
                                                                  -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY                                  2,692,000        1,715,000
                                                                   ----------      -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 3,331,000      $ 2,240,000
                                                                  ===========      ===========

                        PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three months ended                 Nine months ended
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -------------                    -------------
                                                             1999          1998                 1999            1998
                                                             ----          ----                 ----            ----
                                                        (Unaudited)     (Unaudited)          (Unaudited)     (Unaudited)


Gross Sales                                            $   253,000        $  67,000           $1,458,000     $1,231,000
Sales Returns and Discounts**                             (337,000)          (7,000)            (435,000)      (193,000)
                                                       -----------        ---------           ----------     ----------
     Net Sales                                             (84,000)          60,000            1,023,000      1,038,000
Cost of Sales                                               52,000           30,000              430,000        500,000
Amortization of Capitalized Engineering and
    and Design Charges                                      22,000           19,000               60,000         56,000
Amortization of Ultrasound Production Rights                19,000             -                  25,000           -
                                                       -----------        ---------           ----------     ----------
Net Cost of Sales                                           93,000           48,000              515,000        556,000
                                                       -----------        ---------           ----------     ----------
       Gross Profit                                       (177,000)          12,000              508,000        482,000
                                                       -----------        ---------           ----------     ----------
Operating Expenses:
    Marketing and Selling                                  238,000          207,000              638,000        566,000
    General and Administrative                             359,000          361,000            1,103,000      1,072,000
    Research and Development***                            487,000           38,000              727,000        264,000
                                                       -----------        ---------           ----------     ----------
       Total Operating Expenses                         (1,084,000)        (606,000)           2,468,000      1,902,000
                                                       -----------        ----------          ----------     ----------
Operating Income (Loss)                                 (1,261,000)        (594,000)          (1,960,000)    (1,420,000)
                                                       ------------      -----------          -----------    -----------
Other Income (Expense):
    Interest Income                                          4,000           12,000               22,000         45,000
    Interest Expense                                        (3,000)          (4,000)             (13,000)       (32,000)
    Other Expense                                           (2,000)            -                  (3,000)         1,000
                                                       ------------      -----------          -----------    -----------
      Total Other Income                                    (1,000)           8,000                6,000         14,000
                                                       ------------      -----------          -----------    -----------
    Net Income (Loss)                                  $(1,262,000)      ($ 586,000)         $(1,954,000)   $(1,406,000)
                                                       ------------      -----------         ------------   ------------

Net Income (Loss) Per Common Share - Basic and
    Diluted                                            $     (0.18)      $    (0.14)         $     (0.30)   $     (0.36)
                                                       ============      ===========         ============   ============

Weighted Average Outstanding Shares - Basic and
    Diluted                                              7,181,000        4,046,000            6,517,000      3,892,000
                                                       ============      ===========         ============   ============

** The majority of the sales returns for the third quarter of 1999 was a one-time adjustment to Photon laser sales due to restructuring of Phase II Clinical Study sites.

*** The majority of the increase in R&D expense for the three months and the nine months ended September 30, 1999 versus the same periods in 1998 was the Black-Scholes valuation of Common Stock options and the Value of Common Stock granted in a December 1998 consulting agreement, vested in 1999.

                        PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                                  -------------
                                                                              1999           1998
                                                                              ----           ----
                                                                          (Unaudited)     (Unaudited)
Cash Flows From Operating Activities:
  Net Loss                                                                $(1,954,000)    $(1,406,000)
  Adjustments to Reconcile Net Loss to Net
    Cash Used in Operating Activities:
      Depreciation and Amortization                                           114,000          78,000
      Issuance of Common Stock for Compensation, Services and
         Payables                                                             279,000         410,000
Interest and Stock Compensations Expense Related
      to Common Stock Options/Warrants                                        144,000            -
  (Increase) Decrease From Changes In:
        Trade Accounts Receivable                                              15,000        (410,000)
        Inventories                                                          (916,000)       (135,000)
        Prepaid Expenses                                                      (50,000)        (20,000)
        Debt Financing Cost                                                      -            165,000
  Increase (Decrease) From Changes In:
        Trade Accounts Payable                                                119,000        (191,000)
        Trade Accounts Payable - Related Parties                                 -           (397,000)
        Accrued Expenses and Deposits                                         (11,000)        (19,000)
                                                                          ------------    ------------
      Net Cash Used in Operating Activities                                (2,260,000)     (1,925,000)
                                                                          ------------    ------------
Cash Flows From Investing Activities:
  Purchase of Property and Equipment                                         (190,000)        (22,000)
  Proceeds From Sale of Stock                                                  21,000            -
                                                                          ------------    ------------
         Net Cash Used in Investing Activities                               (169,000)        (22,000)
                                                                          ------------    ------------
Cash Flows From Financing Activities:
  Proceeds From Exercise of Warrants                                          348,000            -
  Principle Payments On Notes Payable                                          37,000          (3,000)
  Net Proceeds for Series Ac@ Stock Issue                                        -          1,747,000
  Net Proceeds for Series Ad@ Stock Issue                                   1,649,000            -
  Sale of Common Stock                                                        488,000            -
                                                                          ------------    ------------
           Net Cash Provided by Financing Activities                        2,492,000       1,744,000
                                                                          ------------    ------------

Net Increase in Cash and Cash Equivalents                                      63,000        (203,000)
Cash and Cash Equivalents At Beginning of Period                              114,000         887,000
                                                                          ------------    ------------
Cash and Cash Equivalents At End of Period                                $   178,000     $   684,000
                                                                          ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                                      $13,000         $32,000

                                       5

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Significant Accounting Policies:
         --------------------------------

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. ("the Company") as of September 30, 1999 and the results of its operations for the three months ended September 30, 1998 and 1999, and its cash flows for the nine months ended September 30, 1998 and 1999. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

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

3.       Preferred Stock Conversions:
         ----------------------------

         Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three-month period ended September 30, 1999 no shares of Series A Preferred Stock and 12,000 shares Series B Preferred Stock were converted into 14,400 shares Common stock.

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

         In January 1998, the Company offered to the holders of the Notes, through an exchange offer the right to exchange their Notes for shares of Series C Preferred Stock. In March 1998, Notes totaling $995,000 were exchanged for 9,950 shares of Series C Preferred Stock, at $100 per share, totaling $995,000. The exchange offer has now expired.

         In September 1998, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933, registering for resale the common shares underlying the Series C Preferred Stock issue. During the three months ended September 30, 1999, no shares of Series C Preferred stock were converted into the Company's Common stock.

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

         During the three months ended September 30, 1999, 5,000 shares Series D Preferred stock were converted to 5,000 shares of the Company's Common stock.

         In June 1999, the Company sold 199,908 shares Common stock at a price of $2.75 per share. Net proceeds to the Company were approximately $495,000.

4.       Warrants:
         ---------

         In connection with the private placement of Series C Preferred Stock, the Company issued to Win Capital a warrant to purchase 100,000 shares of the Company's common stock at a price of $3.00 per share, expiring March, 2001. The Company has recorded the fair value of the warrant at $336,000, which is being recognized as a cost of raising the capital in the private placement.

         In March 1999, in connection with the private placement of Series D Preferred Stock, the Company issued to KSH Investment Group warrants to purchase 208,000 shares Common Stock at an average price of $2.41 per share, expiring February, 2004. The Company recorded the fair value of the warrant at $361,580, which is being recognized as a cost of raising the capital in the private placement. Also in connection with the private placement, the Company issued 105,000 warrants to CynDel & Co. and 35,000 warrants to Win Capital Corp., exercisable at $2.30 per share, expiring January 2004. The Company has recorded the fair value of these warrants at $229,600, which is being recognized as a cost of raising the capital in the private placement.

         In March, 1999, the Company issued a warrant to an officer of the Company to purchase 125,000 shares of the Company's Common Stock at a price of $2.63 per share, expiring March, 2004, in connection with his retirement agreement.

         In June 1999 CynDel & Co. exercised 105,000 warrants at $2.30 per share. Net proceeds to the Company were $241,500.

         In August 1999 Win Capital Corp. exercised 35,000 warrants at $2.30 per share. Net proceeds to the Company were $80,500.

         In August 1999 a former officer of the Company exercised 10,000 warrants at $2.63 per share. Net proceeds to the Company were $26,300.

         In September 1999 the Company issued warrants to members of the Board of Directors: 75,000 each to the three outside directors and 50,000 and 20,000 to the officers, for a total of 295,000 warrants, at a price of $4.00 per share, expiring September, 2004. Using the Black-Scholes valuation, the fair value of the warrants to outside members of the Board of Directors is $470,000, which, if recognized as expense, would bring the year-to-date net loss to ($2,424,000).

5.       Related Party Transactions:
         ---------------------------

         The Company has subcontracted the manufacturing of its Precisionist ThirtyThousand and Photon laser cataract systems to an engineering firm that is a shareholder. As of September 30, 1999, the Company owed that firm $106,878, which is included in accounts payable.

         In August 1997 the Company entered into an investment banking agreement with Win Capital Corp. (Win Capital) for a two-year period that may be extended for an additional year. The Company pays a retainer to Win Capital of $2,000 per month for the first six months, $4,000 per month for the second six months, and $6,000 per month for the remainder of the contract. The Company also issued a warrant to Win Capital to purchase up to 191,000 shares of Common stock at a purchase price of $3.00 per share. The warrant expires on August 19, 2000. On February 12, 1999, Win Capital agreed to accept 24,200 shares Common stock at $2.50 per share for the balance of the contract. A new consulting agreement replaced the prior agreement, which provides for twelve months payments at $6,000 per month. In July 1999 Win Capital agreed to accept 16,667 shares Common stock at $3.00 per share for the balance of the new consulting agreement.

         On May 6, 1999, the Company's Board of Directors authorized an agreement to be entered into with John W. Hemmer, Vice President of Finance, Treasurer and Chief Financial Officer of the Company, regarding the remaining term of his Employment Agreement and the Change of Control Agreement. Under the terms of the proposed agreement, Mr. Hemmer's salary continued until June 1, 1999, at which time his employment with the Company terminated. Thereafter, Mr. Hemmer became an independent consultant to the Company and received an initial payment of $12,500, with annual payments of $25,000 being paid on January 2000 and each subsequent year for two additional years. The final payment will be made in year number four in the amount of $12,500, for a total consulting contract payment of $100,000. In addition, the Company issued Warrants to Mr. Hemmer to purchase 125,000 shares of Common stock at an exercise price of $2.63 per share, with the underlying Common stock to be registered in the Company's May 9, 1999 registration statement. Finally, the Company will issue Warrants to Mr. Hemmer to purchase 75,000 shares of Common stock at the same exercise price as the Class A Warrants, or $7.50 per share. In consideration for the payments under the consulting contract and the Warrants to be issued to Mr. Hemmer, the Employment Agreement and the Change of Control Agreement with Mr. Hemmer was canceled as of June 1, 1999.

6.       Subsequent Events:
         ------------------

         On October 22, 1999, the Company finalized an Asset Purchase and Transition Agreement with Mentor Corporation, Mentor Ophthalmics, Inc., and Mentor Medical Inc. (collectively "Mentor") to acquire all right, title, and interest in and to Mentor's cataract surgery system product line. This product line consists of the Phacoemulsification S.I.S.tem, the Odyssey Phacoemulsification System, Surg-E-Trol System I and System II and all accessories thereto. The purchase price of the acquisition was $1,500,000, payable in the form of 485,781 shares of unregistered Common stock of the Company. Mentor's book value of the assets acquired by the Company was approximately $2,000,000, made up mainly of parts, finished and refurbished products and disposables inventory. Under the Transition Agreement Mentor agreed to retain several key employees to assist the Company in training and to assemble 20 S.I.S.tems and carts from existing inventory purchased by the Company under the Purchase Agreement. The Company agreed to reimburse Mentor for all out of pocket expenses related to the retention of the key employees and to purchase all components needed to complete the assembly of the 20 S.I.S.tems.

         The Mentor asset acquisition added an installed user base, which in the prior year generated over $400,000 in consumable sales. The Mentor S.I.S.tem is approved for sale in the European Community and can be serviced at the Company's factory through a loaner program. Each member of the Company's direct sales force has been issued a unit so that demonstrations can be accomplished without the expense or delay of shipping, thus affording the sales force the opportunity to vastly increase its market exposure.

         In October 1999, 520,000 shares of the Company's Common stock were sold at $3.00 per share for net proceeds of $1,419,559.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

General

         The following Management's Discussion and Analysis of Financial Condition and results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. The Company's fiscal year runs from January 1 to and including December 31.

         We are engaged in the design, development, manufacture and sale of high technology eye care products. Our surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. Our ultrasound diagnostic products include a pachymeter, an A-Scan, an A/B Scan and a biomicroscope, the technology for which we acquired from Humphrey Systems in 1998. In addition, we market our Blood Flow Analyzer. Our activities for the three months ended September 30, 1999, included domestic and international sales of the Precisionist ThirtyThousand Ocular Surgery Workstation cataract surgery systems, the Blood Flow Analyzer, the Humphrey Systems Ultrasound diagnostic equipment, and research and development on the Photon laser cataract removal system, which received FDA approval for expansion to Phase II Clinical Trials on May 19, 1998.

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

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Gross sales increased by $186,000, or 278%, to $253,000 for the three months ended September 30, 1999, from $67,000 for the comparable period in 1998. Sales returns and discounts increased by $330,000, or 471%, to $337,000, from $7,000. The majority of the $330,000 increase was a one-time adjustment to Photon laser sales in third quarter 1999 due to restructuring of Phase II clinical study sites. The large adjustment to the sales return account brought net sales for the third quarter of 1999 to ($84,000), a decrease of $144,000, or 240%, from $60,000 in1998.

         Marketing and selling expenses increased by $31,000, or 15%, to $238,000 for the three months ended September 30, 1999, from $207,000 for the comparable period in 1998. This increase was the result of increased sales commissions expense for the third quarter of 1999 over the same period in 1998, and expenses for Phaco training seminars held in August and September 1999.

          General and administrative expenses decreased $2,000, or 0.5% to $359,000 for the three months ended September 30, 1999, from $361,000 for the comparable period in 1998.

         Research and development expenses increased $449,000, or 118%, to $487,000 for the three months ended September 30, 1999, from $38,000 for the same period in 1998. The majority of this increase was attributed to the Black-Scholes valuation of Common stock options and the value of Common stock granted as compensation under a December 1998 consulting agreement and vested in 1999. Also contributing to the increase was additional expenses relating to Phase II clinical site studies and an increase in personnel in 1999 versus1998.

         Other income decreased $9,000 to ($1,000) for the quarter ended September 30, 1999 from $8,000 for the same period in 1998. This was primarily due to interest income received from various investment instruments held in second quarter 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Gross sales increased by $227,000, or 18%, to $1,458,000 for the nine months ended September 30, 1999, from $1,231,000 for the same period in 1998. Sales returns and discounts increased by $242,000, or 125%, to $435,000, from $193,000 in 1998. The majority of the $242,000 increase in sales returns was a one-time adjustment to Photon laser sales in the third quarter of 1999 due to restructuring of Phase II clinical study sites. The large adjustment to the sales return account brought net sales for the nine months ended September 30, 1999 to $1,023,000, a decrease of $15,000, or 1%, from $1,038,000 in 1998.

         Marketing and selling expenses increased by $72,000, or 13%, to $638,000 for the nine months ended September 30, 1999, from $566,000 for the same period in 1998. This increase was primarily due to increased sales commissions, August and September 1999 Phaco training seminars, and increased travel for the international sales staff.

         General and administrative expenses increased by $31,000, or 3%, to $1,103,000 for the nine months ended September 30, 1999, from $1,072,000 for the same period in 1998. This is primarily due to the expensing of vested stock compensation for services of an officer and director of the Company in first quarter 1999, and satisfaction of an investment banking agreement with WinCapital Corp via stock transactions in February and August 1999.

         Research and development expenses increased by $463,000, or 175%, to $727,000 for the nine months ended September 30, 1999, from $264,000 for the same period in 1998. The majority of this increase was attributed to the Black-Scholes valuation of Common stock options and the value of Common stock granted as compensation under a December 1998 consulting agreement and vested in 1999. Also contributing to the increase was additional expenses relating to Phase II clinical site studies and an increase in personnel in 1999 versus1998.

Upgrades

         To garner sales, we offer the ultrasonic Precisionist system with an unconditional arrangement under which the customer may trade in its Precisionist system to upgrade to a Precisionist ThirtyThousand Ocular Surgery System. Under this arrangement, the customer receives full credit for the trade-in purchase price of the Precisionist system against the price of the new Precisionist ThirtyThousand Ocular Surgery System. As of September 30, 1999, we had distributed approximately 51 Precisionist systems under this provision. The gross margin on these original sales was approximately $295,000 or 32%. If all of these customers were to exercise their upgrade privilege, we would exchange the Precisionist system for our new Precisionist ThirtyThousand Ocular Surgery System and refurbish the ultrasonic Precisionist system and sell them in the international market. Any losses on the sale of the refurbished Precisionist systems, which are not expected to be significant, would reduce the gross margin on the Precisionist ThirtyThousand Ocular Surgery System sales. The total gross margin on the upgrade sales is estimated to be $1,677,000, or 41%. During the quarters ended September 30, 1999 and September 30, 1998 there were no trade-in sales. There have been no trade-in sales for the year 1999, but there were in the quarter ended June 30, 1998 two trade-in sales totaling $76,000, in which the customer upgraded a Precisionist system to a Precisionist ThirtyThousand Ocular Surgery Workstation, or Photon.

Liquidity and Capital Resources

The Company used cash in operating activities of $2,260,000 for the nine months ended September 30, 1999, compared to $1,925,000 for the nine months ended September 30, 1998. The increase in cash used by operating activities for the first nine months of 1999 is primarily attributable to purchase of inventory for production preparatory to anticipated fourth quarter sales. The Company used cash from investing activities of $169,000 for the nine months ended September 30, 1999, compared to $22,000 in the same quarter in 1998. The increase in cash used in investing activities in 1999 is the result of purchases of production and testing equipment relating to the Ultrasound diagnostic products. Net cash provided by financing activities for the nine months ended September 30, 1999 was 2,492,000, compared to $1,744,000 for the similar period in 1998. In March 1998, the Company completed the private placement of 20,030 shares of Series C Preferred Stock at $100 per share resulting in net proceeds of $1,747,000. In addition, the Company exchanged $995,000 of promissory notes for 9,950 shares of Series C Preferred Stock at $100 per share and converted a $75,000 note into Common Stock.

In March 1999, the Company completed a private placement of 1,140,000 shares of Series D Convertible Preferred Stock at $1.75 per share with the net proceeds approximating $1.6 million. In June 1999, net proceeds of $242,000 were received from the exercise of 105,000 warrants by CynDel Corp. Also in June 1999, 199,908 shares of Common stock were sold for net proceeds of $488,000. This amount was held in a separate escrow account as "Restricted cash" pending receipt of confirmation that all stock certificates had been received, and was deposited in the Company account in July, 1999. Based on our 1999 budget and the net proceeds from the 1999 Preferred Stock offering and sale of Common stock, the Company believes that funds are sufficient to continue operations through December 31, 1999. However, no assurances can be given that our plan will be successful in achieving positive cash flow or profitability.

The Company will seek funding to meet our working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of our securities or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of these or other sources on favorable terms, if at all.

The Company's ratio of inventory to sales for the nine-month period ended September 30, 1999 was 1.60 compared with .93 for a similar period in 1998. With the launching of four new products within the past eighteen months, the Company have had to build inventory in anticipation of sales. In addition, delays in receiving the new fluidic system for the Precisionist ThiryThousand Workstation have limited shipments of this product from inventory and the collection of outstanding receivables.

At September 30, 1999, the Company had net operating loss carryforwards (NOLs) of approximately $10,200,000 and research and development tax credit carry forwards of approximately $34,000. These carryforwards are available to offset future taxable income, if any, and begin to expire in the year 2006. The Company's ability to use NOLs to offset future income is dependant upon the tax laws in effect at the time the NOLs can be utilized. The tax Reform Act of 1996 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

Effect of Inflation and Foreign Currency Exchange

The Company has not realized a reduction in the selling price of the Precisionist phaco system as a result of domestic inflation. Nor has the Company experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers.

Impact of New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes the adoption of SFAS 133 will not have any material effect on our financial statements.

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

Part II: Other Information

         On June 26, 1998, the Company entered into a Co-Distribution Agreement (the "Co-Distribution Agreement") with Pharmacia & Upjohn Company ("Pharmacia & Upjohn") and National Healthcare Manufacturing Corporation ("National Healthcare") which provides for the marketing and sale of a range of ophthalmic products. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia & Upjohn, and National Healthcare, will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist Thirty Thousand&trade for distribution and sale under the Co-Distribution Agreement. The Pharmacia & Upjohn products to be distributed as part of the Co-Distribution Agreement include the Healon and Healongv viscoelastic solution and the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery.

         On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets (the "Agreement") with the Humphrey Systems Division of Carl Zeiss, Inc. ("Humphrey Systems") to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are diagnostic instruments. These include the Ultrasonic Biometer Model 820, the A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging, and end-user collateral materials for each of the product lines. The sum of the agreement was $500,000, payable in the form of 78,947 shares of Common Stock which were issued to Humphrey Systems, and 26,316 shares of Common Stock which were issued to Douglas Adams. If the net proceeds received by Humphrey Systems from the sale of the shares issued pursuant to the Agreement is less than $375,000, after payment of commissions, transfer taxes and other expenses relating to the sale of such shares, the Company is required to issue additional shares of Common Stock, or pay additional funds to Humphrey Systems as is necessary to increase Humphrey System's net proceeds from the sale of the assets to $375,000. Since Humphrey Systems realized only $162,818 from the sale of 78,947 shares of Paradigm's common stock, Paradigm issued 80,000 additional shares in January 1999, to enable Humphrey Systems to receive its guaranteed amount. $21,431 was paid to the Company as excess proceeds from the sale of this additional stock.

         The rights to the ophthalmic diagnostic instruments that have been purchased from Humphrey Systems under the Agreement complement both the Company's cataract surgical equipment and its ocular Blood Flow Analyze & trade. The Ultrasonic Biometer calculates the prescription for the intraocular lens to be implanted during cataract surgery. The Ultrasound Pachymeter measures corneal thickness for the new refractive surgical applications that eliminate the need for eyeglasses and for the optometric applications including contact lense fitting. The A/B Scan System combines the Ultrasonic Biometer and ultrasound imaging for advanced diagnostic testing throughout the eye, and is a viable tool for retinal specialists. The Ultrasound Biomicroscope utilizes microscopic digital ultrasound resolution for detection of tumors and improved glaucoma management.

         On October 22, 1999, the Company finalized an Asset Purchase and Transition Agreement with Mentor Corporation, Mentor Ophthalmics, Inc., and Mentor Medical Inc. (collectively "Mentor") to acquire all right, title, and interest in and to Mentor's cataract surgery system product line. This product line consists of the Phacoemulsification S.I.S.tem, the Odyssey Phacoemulsification System, Surg-E-Trol System I and System II and all accessories thereto. The purchase price of the acquisition was $1,500,000 payable in the form of 485,781 shares of unregistered Common stock of the Company. Mentor's book value of the assets acquired by the Company was approximately $2,000,000, made up mainly of parts, finished and refurbished products and disposables inventory. Under the Transition Agreement, Mentor agreed to retain several key employees to assist the Company in training and to assemble 20 S.I.S.tems and carts from existing inventory purchased by the Company under the Purchase Agreement. The Company agreed to reimburse Mentor for all out of pocket expenses related to the retention of the key employees and to purchase all components needed to complete the assembly of the 20 S.I.S.tems.

         The Mentor asset acquisition added an installed user base, which in the prior year generated over $400,000 in consumable sales. The Mentor S.I.S.tem is approved for sale in the European Community and can be serviced at the Company's factory through a loaner program. Each member of the Company's direct sales force has been issued a unit so that demonstrations can be accomplished without the expense or delay of shipping, thus affording the sales force the opportunity to vastly increase its market exposure.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             --------

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

TABLE NO.                  DOCUMENT
2.1      Amended   Agreement  and  Plan  of  Merger  between   Paradigm  Medical
         Industries,   Inc.,  a  California  corporation  and  Paradigm  Medical
         Industries, Inc., a Delaware corporation (1)
3.1      Certificate of Incorporation (1)
3.2      Bylaws (1)
4.1      Warrant  Agency  Agreement  with  Continental  Stock  Transfer  & Trust
         Company (3) 4.2 Specimen Common Stock Certificate (2)
4.3      Specimen Class A Warrant Certificate (2)
4.4      Form of Class A Warrant Agreement (2)
4.5      Underwriter's Warrant with Kenneth Jerome & Co., Inc. (3)
4.6      Warrant to Purchase Common Stock with Note Holders re bridge  financing
         (1)
4.7      Warrant to Purchase Common Stock with Mackey, Price & Williams (1)
4.8      Warrant to Purchase Common Stock with Win Capital Corp. (6)
4.9      Specimen Series C Convertible Preferred Stock Certificate (6)
4.10     Certificate of the Designations,  Powers, Preferences and Rights of the
         Series  C  Convertible  Preferred  Stock  (6)
4.11     Specimen Series D Convertible Preferred Stock Certificate (10)
4.12     Certificate of the Designations,  Powers, Preferences and Rights of the
         Series D  Convertible  Preferred  Stock (10)
4.13     Warrant to Purchase Common Stock with Win Capital Corp. (10)
4.14     Warrant to Purchase Common Stock with Cyn Del & Co. (10)
4.15     Warrant Agreement with KSH Investment Group, Inc. (10)
4.16     Warrant to Purchase Common Stock with John W. Hemmer (11)
5.       Opinion of Mackey Price & Williams (10)

10.1     Exclusive Patent License Agreement with Photomed (1)
10.2     Consulting Agreement with Dr. Daniel M. Eichenbaum (1)
10.3     Confidential Disclosure Agreement with Zevex, Inc. (1)
10.4     Indemnity Agreement with Zevex International, Inc. (1)
10.5     Manufacturing Agreement with Sunrise Technologies, Inc.(1)
10.6     Royalty  Agreement  dated  January 30,  1992,  with Dennis L.  Oberkamp
         Design Services (1)
10.7     Indemnity  Agreement  dated  January 30, 1992,  with Dennis L. Oberkamp
         Design Services (1)
10.8     Royalty  Agreement  (for  Ultrasonic  Phaco  Handpiece)  with Dennis L.
         Oberkamp Design Services (1)
10.9     Lease Agreement with Eden Roc (6)
10.10    Settlement and Release Agreement with Douglas A. MacLeod (1)
10.11    Form of Indemnification Agreement (1)
10.12    1995 Stock Option Plan and forms of Stock Option Grant Agreements (1)
10.13    Form of Promissory Note with Note Holders re bridge financing (1)
10.14    Employee's Lock-Up Agreement (1)
10.15    Registering Shareholders Lock-Up Agreement (3)
10.16    Amendment of Settlement  and Release  Agreement with Douglas A. MacLeod
         (3)
10.17    Design, Engineering and Manufacturing Agreement with Zevex, Inc. (5)
10.18    License and Manufacturing Agreement with O.B.F. Labs, Ltd. (6)
10.19    Settlement Agreement with Estate of H.L. Federman (6)
10.20    Agreement with Win Capital Corp. (6)
10.21    12% Convertible, Redeemable Promissory Note (6)
10.22    Securities Exchange Agreement (6)
10.23    Stock   Exchange  for   Satisfaction   of  Debt  Agreement  with  Zevex
         International, Inc. (7)
10.24    Co-Distribution  Agreement with Pharmacia & Upjohn Company and National
         Healthcare Manufacturing Corporation (7)
10.25    Agreement  for  Purchase  and  Sale of  Assets  with  Humphrey  Systems
         Division of Carl Zeiss, Inc. (7)
10.26    Employment Agreement with Thomas F. Motter (9)
10.27    Employment Agreement with Robert W. Millar (9)
10.28    Employment Agreement with John W. Hemmer (9)
10.29    Employment Agreement with Michael W. Stelzer (9)
10.30    Change of Control Termination Agreement with Thomas F. Motter (9)
10.31    Change of Control Termination Agreement with Robert W. Millar (9)
10.32    Change of Control Termination Agreement with John W. Hemmer (9)
10.33    Change of Control Termination Agreement with Michael W. Stelzer (9)
10.34    Promissory Note with Win Capital Corp. (10)
10.35    Promissory Note with Cyn Del & Co. (10)
10.36    Consulting Agreement with Win Capital Corp. (10)
10.37    Agreement with Win Capital Corp. (11)
10.38    Agreement with Cyn Del & Co. (11)
10.39    Asset Purchase Agreement with Mentor
10.40    Transition Agreement with Mentor
23.1     Consent of Medical Laser Insight (3)
23.2     Consent of Frost & Sullivan (3)
23.3     Consent of Ophthalmologists Times (3)
23.4     Consent of Mackey Price & Williams (10)
23.5     Consent of Tanner & Co. (11)
27.      Financial Data Schedule

(1)      Incorporated by reference from Registration  Statement on Form SB-2, as filed on March 19, 1996.
(2)      Incorporated   by  reference  from  Amendment  No.  1  to  Registration
         Statement on Form SB-2, as filed on May 14, 1996.
(3)      Incorporated   by  reference  from  Amendment  No.  2  to  Registration
         Statement on Form SB-2, as filed on June 13, 1996.
(4)      Incorporated   by  reference  from  Amendment  No.  3  to  Registration
         Statement on Form SB-2, as filed onJune 28, 1996.
(5)      Incorporated  by reference from Annual Report on Form 10-KSB,  as filed on December 30, 1996.
(6)      Incorporated  by reference from Annual Report on Form 10-KSB,  as filed on April 16, 1998.
(7)      Incorporated  by reference  from  Quarterly  Report on Form 10-QSB,  as filed on August 19, 1998.
(8)      Incorporated by reference from Registration  Statement on Form SB-2, as filed on June 15, 1998.
(9)      Incorporated  by reference  from  Quarterly  Report on Form 10-QSB,  as filed on November 12, 1998.
(10)     Incorporated by reference from Registration  Statement on Form SB-2, as filed on April 29, 1999.
(11)     Incorporated   by  reference  from  Amendment  No.  1  to  Registration
         Statement on Form SB-2, as filed on May 1999.

         (b) Reports On Form 8-K
             -------------------

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

                                   REGISTRANT

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                                   Registrant

DATED: NOVEMBER 15, 1999            BY:     MICHAEL W. STELZER
                                            ------------------
                                                     Michael W. Stelzer
                                                     Chief Financial Officer,
                                                     Secretary and Chief
                                                     Operating Officer

DATED: NOVEMBER 15, 1999            BY:     THOMAS F. MOTTER
                                            ----------------------------------
                                                     Thomas F. Motter
                                                     President and Chief
                                                     Executive Officer