Form 10QSB/A
period 1999-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 1999-12-06
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                                  FORM 10-QSB
                                 (Amendment 1)

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

                                             PART II - OTHER INFORMATION

         Other Information...................................................................................... 12

         Signature Page......................................................................................... 15

                                          PARADIGM MEDICAL INDUSTRIES, INC.
                                                   BALANCE SHEETS
                                                     (UNAUDITED)

                                                                   September 30,    December 31,
                                                                      1999             1998
                                                                      ----             ----
                                                                   (Unaudited)      (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $   178,000        $ 114,000
  Trade accounts receivable                                           565,000          580,000
  Less: Allowance for doubtful accounts                               (30,000)         (30,000)
  Inventories                                                       1,636,000          720,000
  Current portion of note receivable                                   17,000           16,000
  Prepaid expenses                                                     65,000           15,000
                                                                 ------------        ---------
        TOTAL CURRENT ASSETS                                        2,431,000        1,415,000

Capitalized engineering and design charges                            210,000          235,000
Notes receivable                                                       42,000           44,000
Ultrasound production rights and engineering                          424,000          374,000
Property and equipment, net                                           224,000          173,000
                                                                 ------------      -----------
        TOTAL ASSETS                                              $ 3,331,000      $ 2,241,000
                                                                 ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                          $   328,000      $   209,000
  Accounts payable - related parties                                  107,000          107,000
  Accrued expenses                                                    141,000          135,000
  Note payable to bank - current                                       21,000           13,000
  Purchase deposits                                                    11,000           28,000
                                                                 ------------       ----------
        TOTAL CURRENT LIABILITIES                                     608,000          492,000
                                                                 ------------          -------
Note payable, less current portion                                      5,000            8,000
Capital lease                                                          26,000           25,000
                                                                 ------------       ----------
        TOTAL LIABILITIES                                             639,000          525,000
                                                                 ------------        ---------

Stockholders' equity:
Preferred stock, authorized:
5,000,000 shares, $.001 par value

      Series A
        Authorized:  500,000 shares; issued and
        outstanding: 8,077 shares at September 30, 1999 and
        34,619 shares at December 31, 1998                               -                 -

      Series B
        Authorized:  500,000 shares; issued and
        outstanding: 19,236 shares at September 30, 1999
        and 31,236 shares at December 31, 1998                           -                 -

      Series C
        Authorized: 30,000 shares; issued and
        outstanding: 500 shares at September 30, 1999
        and 6,900 shares at December 31, 1998                            -                 -

      Series D
        Authorized: 1,140,000 shares;

        Issued and outstanding: 318,644 shares at
        September 30, 1999 and 0 shares at December 31, 1998             -                -

Common stock, authorized: 20,000,000 shares, $.001 per value;
issued and outstanding: 7,123,317 shares at June 30, 1999

and 5,500,306 shares at December 31, 1998                               7,000            5,000
Additional paid-in-capital                                         21,409,000       17,704,000
Treasury stock, 2,600 shares, at cost                                  (4,000)          (4,000)
Stock subscription receivable                                          (8,000)          (8,000)
Unearned Compensation                                                    -             (94,000)
Accumulated Deficit                                               (18,712,000)     (15,887,000)
                                                                  -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY                                  2,692,000        1,716,000
                                                                   ----------      -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 3,331,000      $ 2,241,000
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

                        PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                                  -------------
                                                                              1999           1998
                                                                              ----           ----
                                                                          (Unaudited)     (Unaudited)
Cash Flows From Operating Activities:
  Net Loss                                                                $(1,954,000)    $(1,406,000)
  Adjustments to Reconcile Net Loss to Net
    Cash Used in Operating Activities:
      Depreciation and Amortization                                           116,000          78,000
      Issuance of Common Stock for Compensation, Services and
         Payables                                                             278,000         410,000
Interest and Stock Compensations Expense Related
      to Common Stock Options/Warrants                                        144,000            -
  (Increase) Decrease from Changes In:
        Trade Accounts Receivable                                              15,000        (410,000)
        Inventories                                                          (916,000)       (135,000)
        Prepaid Expenses                                                      (50,000)        (20,000)
        Debt Financing Cost                                                      -            165,000
  Increase (Decrease) from Changes In:
        Trade Accounts Payable                                                119,000        (191,000)
        Trade Accounts Payable - Related Parties                                 -           (397,000)
        Accrued Expenses and Deposits                                         (11,000)        (19,000)
                                                                          ------------    ------------
      Net Cash Used in Operating Activities                                (2,259,000)     (1,925,000)
                                                                          ------------    ------------
Cash Flows from Investing Activities:
  Purchase of Property and Equipment                                         (190,000)        (22,000)
                                                                            ------------    ------------
         Net Cash Used in Investing Activities                               (190,000)        (22,000)
                                                                          ------------    ------------
Cash Flows from Financing Activities:
  Proceeds from Exercise of Warrants                                          348,000            -
  Proceeds from Capital Lease                                                  19,000            -
  Principle Payments on Notes Payable                                         (13,000)         (3,000)
  Net Proceeds for Series C Preferred Stock Issue                                -          1,747,000
  Net Proceeds for Series D Preferred Stock Issue                           1,649,000            -
  Sale of Common Stock                                                        510,000            -
                                                                          ------------    ------------
           Net Cash Provided by Financing Activities                        2,513,000       1,744,000
                                                                          ------------    ------------

Net Increase in Cash and Cash Equivalents                                      64,000        (203,000)
Cash and Cash Equivalents at Beginning of Period                              114,000         887,000
                                                                          ------------    ------------
Cash and Cash Equivalents at End of Period                                $   178,000     $   684,000
                                                                          ============    ============

Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                                      $13,000         $32,000

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

Liquidity and Capital Resources

The Company used cash in operating activities of $2,259,000 for the nine months ended September 30, 1999, compared to $1,925,000 for the nine months ended September 30, 1998. The increase in cash used by operating activities for the first nine months of 1999 is primarily attributable to purchase of inventory for production preparatory to anticipated fourth quarter sales. The Company used cash from investing activities of $190,000 for the nine months ended September 30, 1999, compared to $22,000 in the same quarter in 1998. The increase in cash used in investing activities in 1999 is the result of purchases of production and testing equipment relating to the Ultrasound diagnostic products. Net cash provided by financing activities for the nine months ended September 30, 1999 was 2,513,000, compared to $1,744,000 for the similar period in 1998. In March 1998, the Company completed the private placement of 20,030 shares of Series C Preferred Stock at $100 per share resulting in net proceeds of $1,747,000. In addition, the Company exchanged $995,000 of promissory notes for 9,950 shares of Series C Preferred Stock at $100 per share and converted a $75,000 note into Common Stock.

In March 1999, the Company completed a private placement of 1,140,000 shares of Series D Convertible Preferred Stock at $1.75 per share with the net proceeds approximating $1.6 million. In June 1999, net proceeds of $241,500 were received from the exercise of 105,000 warrants by CynDel Corp. Also in June 1999, 199,908 shares of Common stock were sold for net proceeds of $488,000. This amount was held in a separate escrow account as "Restricted cash" pending receipt of confirmation that all stock certificates had been received, and was deposited in the Company account in July, 1999. In August 1999 net proceeds of $80,500 were received from the exercise of 35,000 warrants by Win Capital. Also in August 1999 net proceeds of $26,300 were received from the exercise of 10,000 warrants by a former director and officer of the Company. Based on our 1999 budget and the net proceeds from the 1999 Preferred Stock offering and sale of Common stock, the Company believes that funds are sufficient to continue operations through December 31, 1999. However, no assurances can be given that our plan will be successful in achieving positive cash flow or profitability.

The Company will seek funding to meet our working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of our securities or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of these or other sources on favorable terms, if at all.

The Company's ratio of inventory to sales for the nine-month period ended September 30, 1999 was 1.60 compared with .93 for a similar period in 1998. With the launching of four new products within the past eighteen months, the Company has had to build inventory in anticipation of sales. In addition, delays in receiving the new fluidic system for the Precisionist ThiryThousand Workstation have limited shipments of this product from inventory and the collection of outstanding receivables.

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