Form 10KSB
period 1999-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2000-03-30
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                           Commission File No. 0-28498


                       PARADIGM MEDICAL INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                               87-0459536
(State or other jurisdiction                                 IRS Identification
of incorporation or organization)                                  Number

2355 South 1070 West, Salt Lake City, Utah                      84119
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

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended December 31, 1999 were $1,701,373.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 2000 was approximately $96,372,000 based on the closing price on that date on the Nasdaq SmallCap Market.

As of March 23, 2000, Registrant had outstanding 9,884,330,shares of Common Stock, 8,077 shares of Series A Preferred Stock, 19,236 shares of Series B Preferred Stock, no shares of Series C Preferred Stock and 283,328 shares of Series D Preferred Stock

                       DOCUMENTS INCORPORTED BY REFERENCE:

Additional documents set forth in Part IV hereof are incorporated by reference.


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

Item 1. Description of Business
-------------------------------

General

      The Company develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic equipment, instrumentation and related accessories, including disposable products. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company markets three ultrasound cataract surgery systems with related instruments, accessories and disposable products. The Company's flagship ultrasound system, the Precisionist(TM),is manufactured as the base surgery system for the Company's Precisionist(TM) Ophthalmic Surgical Workstation(TM). The Company is currently developing a laser cataract surgery system as an adjunct to its ultrasound cataract surgery equipment. This product is currently undergoing investigational trials in the United States. If successfully developed and approved for medical uses, the Company plans to market the laser system as a plug-in module for its Workstation(TM). The Company's ultrasound diagnostic products include a pachymeter, an A-Scan, an A/B Scan and the UBM biomicroscope, the technology for which was acquired from Humphrey Systems in 1998. In addition, the Company markets its Blood Flow Analyzer(TM). This product s a portable computerized system for which the Company has secured a license granting it the right to market the product in the United States. This product is designed for the measurement of intraocular pressure and pulsatile ocular blood flow volume for detection and treatment of glaucoma. The Company is currently developing additional applications for all of its diagnostic products.

      A cataract is a condition, which largely affects the elderly population, in which the natural lens of the eye hardens and becomes cloudy, thereby reducing visual acuity. Treatment consists of removal of the cloudy lens and replacement with a synthetic lens implant which restores visual acuity. Cataract surgery is the single largest volume and revenue producing outpatient surgical procedure for ophthalmologists worldwide. The Health Care Finance Administration reports that in the United States approximately 2 million cataract removal procedures are performed annually, making this the largest outpatient procedure reimbursed by Medicare. Most cataract procedures are performed using a method called phacoemulsification or "phaco", which employs a high frequency (40 kHz to 60 kHz)ultrasonic probe needle device to fragment the cataract while still in the eye and remove it in pieces by suction through a small incision.

      The Company manufactures and sells three phaco systems with instruments, accessories and disposable products. The Odyssey(TM) is a low-cost portable system intended primarily for the international market.

      The Paradigm SIStem(TM) is the Company's mid-range ultrasonic phaco and competes in the market segment that wants an ultrasonic phaco only. Paradigm acquired both technologies from Mentor in October, 1999.

      The Precisionist(TM) Ocular Surgery Workstation(TM) is the Company's newest generation system which is the base for its expandable surgical "workstation" platform. The Company's Precisionist model includes a newly developed proprietary fluidics panel which is completely non-invasive for improved sterility and to provide a surgical environment in the eye that virtually eliminates fluidic surge and chamber maintenance problems normally associated with phaco cataract surgery. This new fluidics system provides greater control for the surgeon and allows the safe operation at much higher vacuum settings by sampling changes in aspiration 100 times per second. Greater vacuum in phaco surgery means less use of ultrasound or laser energy to fragment the cataract and less chance for surrounding tissue damage.

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

      The Company believes that in certain surgical conditions, its laser system will be easier to use and safer than present phaco systems. The probe will be smaller than typical probes which employ an ultrasonic needle and will deliver laser energy directly to the desired tissue area by means of a smooth blunt end. The laser probe has been shown to eliminate high-frequency vibrations in the eye and to significantly reduce heat build-up which is one of the complications associated with ultrasound phaco. In 1996, the Company received FDA approval to conduct clinical trials in the United States with the Photon(TM) laser system. During these Phase I clinical trials the Company discovered that the Photon(TM)laser system was effective in removing softer grade cataracts. The Company also discovered that the Photon(TM)laser System may not effectively remove harder grade cataract, although hard cataracts can be removed using the already existing ultrasound capability of the Workstation(TM). The Company completed its Phase I clinical trials in 1997, and received FDA approval to proceed to an expanded Phase II clinical trial to refine the laser system and to provide the statistical data required to approve the Photon(TM) laser system for laser cataract removal. There is no assurance, however, that the Company will successfully complete the Phase II clinical trials or be successful in improving the laser system, or that additional disadvantages or problems unique to the Photon(TM) laser system will not be discovered during the Phase II clinical trials or following FDA approval of the system.

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

      In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(TM) for measurement of intraocular pressure and pulsatile ocular blood flow for the detection of glaucoma and other retina related diseases. Ocular blood flow is critical, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow Analyzer(TM)is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. The Company has secured a license granting it the exclusive right to private label, package and market the product in the United States, with full international marketing rights.

      On June 26, 1998, the Company entered into a Co-Distribution Agreement with Pharmacia & Upjohn Company and MAXXIM Corporation which provides for the marketing and sale of a range of ophthalmic products. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia & Upjohn MAXXIM will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist(TM) for distribution and sale under the Co-Distribution Agreement. The Pharmacia & Upjohn products to be distributed as part of the Co-Distribution Agreement include the Healon(R) and Healon-GV(R), and Healon V, the new visco-elastic solution, scheduled for introduction mid-year 2000. Pharmacia & Upjohn also manufacture the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery.

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

      On October 21, 1999, the Company purchased Mentor's surgical product line, consisting of the Phaco SIStem(TM), the Odyssey(TM) and the Surg-E-Trol(TM). This acquisition rounds out the Company's cataract surgery product line by adding high-quality, moderately-priced cataract surgery products. The transaction was paid for with $1.5 million worth of Paradigm common stock.

Background

      Corporate History: The Company's business originated with Paradigm Medical, Inc., a California corporation formed in October 1989 "PMI". PMI developed the Company's present ophthalmic business and was operated by its founders Thomas F. Motter and Robert W. Millar. In May 1993, PMI merged with and into the Company. At the time of the merger, the Company was a dormant public shell existing under the name French Bar Industries, Inc. ("French Bar"). French Bar had operated a mining and tourist business in Montana. Prior to its merger with PMI in 1993, French Bar had disposed of its mineral and mining assets in a settlement of outstanding debt and had returned to the status of a dormant entity. Pursuant to the merger, the Company caused a 1-for-7.96 reverse stock split of its shares of Common Stock. The Company then acquired all of the issued and outstanding shares of Common Stock of PMI using shares of its own Common Stock as consideration. As part of the merger, the Company changed its name from French Bar Industries, Inc. to Paradigm Medical Industries, Inc. and the management of PMI assumed control of the Company. In April 1994, the Company caused a 1-for-5 reverse stock split of its shares of Common Stock. In February 1996, the Company re-domesticated to Delaware pursuant to a reorganization.

Overview

      Disorders of the Eye: The human eye is a complex organ which functions much like a camera, with a lens in front and a light-sensitive screen, the retina, in the rear. The intervening space contains a transparent jelly-like substance, the vitreous, which together with the outer layer, the sclera and cornea, helps the eyeball to maintain its shape. Light enters through the cornea, a transparent domed window at the front of the eye. The size of the pupil, an aperture in the center of the iris, controls the amount of light that is then focused by the lens onto the retina as an upside-down image. The lens is the internal optical component of the eye and is responsible for adjusting focus. The lens is enclosed in a capsule. The retina is believed to contain more than 130 million light-receptor cells. These cells convert light into nerve impulses that are transmitted right side up by the optic nerve to the brain, where they are interpreted. Muscles attached to the eye control its movements.

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

      Ultrasound Technology: Ultrasound devices have been used in ophthalmology since the late 1960's for diagnostic and surgical applications when treating or correcting eye disorders. In diagnostics, ultrasound instruments are used to measure distances and shapes of various parts of the eye for prescription of eyeglasses and contact lenses and for calculation of lens implant prescriptions for cataract surgery treatment. These devices emit sound waves through a hand-held probe that is placed onto or near the eye with the sound waves emitted being reflected by the targeted tissue. The reflection "echo" is computed into a distance value that is presented as a visual image, or cross-section of the eye, with precise measurements displayed and printed for diagnostic use by the surgeon.

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

      Laser Technology: The term "laser" is an acronym for Light Amplification by Stimulated Emission of Radiation. Lasers have been commonly used for a variety of medical and ophthalmic 4 procedures since the 1960's. Lasers emit photons into a highly intense beam of energy that typically radiates at a single wavelength or color. Laser energy is generated and intensified in a laser tube or solid-state cavity by charging and exciting photons of energy contained within material called the lazing medium. This stored light energy is then delivered to targeted tissue through focusing lenses by means of optical mirrors or fiber optics. Most laser systems use solid state crystals or gases as their lazing medium. Differing wavelengths of laser light are produced by the selection of the lazing medium. The medium selected determines the laser wavelength emitted, which in turn is absorbed by the targeted tissue in the body. Different tissues absorb different wavelengths or colors of laser light. The degree of absorption by the tissue also varies with the choice of wavelength and is an important variable in treating various tissue. In a surgical laser, light is emitted in either a continuous stream or in a series of short duration "pulses," thus interacting with the tissue through heat and shock waves, respectively. Several factors, including the wavelength of the laser and the frequency and duration of the pulse or exposure, determine the amount of energy that interacts with the targeted tissue and, thus, the amount of surgical effect on the tissue.

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

Products

      The Company's principal surgical product is an ultrasonic system for use by ophthalmologists to perform surgical treatment procedures to remove cataracts. In 1990, the Company received clearance from the FDA pursuant to
Section 510(k) of the Food, Drug and Cosmetics Act (the "FDC Act") on its Precisionist 3000(TM) phaco system for cataract surgery, which system was upgraded to the Precisionist 3000 Plus(TM) in 1994. The Company also completed its preclinical in vitro and in vivo (animal)testing of its Photon(TM) laser cataract surgical system and submitted a Section 510(k)Premarket Notification to the FDA for the Photon(TM) laser cataract system in September 1993, with a follow-up Investigational Device Exemption ("IDE") application submitted in October 1994 to provide additional clinical data through human cases to support its earlier filing. The IDE was approved in May 1995. Phase I clinical trials were begun in April 1996 with surgeries completed in December 1996. Patient follow-up examinations as mandated by the FDA study were completed in July 1997, and the Company submitted its final report to the FDA thereafter. During the Phase I clinical trials the Company discovered that the Nd:YAG (Neodymium:
Yttrium-Aluminum-Garnet) laser system is most effective on soft cataracts. Hard cataracts can be removed using the already existing ultrasound capability of the Workstation(TM). The FDA approved Phase II trials on soft cataracts in May 1998. Seven laser systems are now installed in the United States and surgeries are being performed with trial completion expected in the first half of 2000.

      The Odyssey(TM): The Odyssey(TM) replaced the Precisionist 3000 and Precisionist 3000 Plus. The Odyssey(TM) is a reliable, portable, low-cost phaco system, with a very low operating cost. The primary market for the Odyssey(TM) is in foreign countries where phaco technology is emerging and price-points are relatively low. The Odyssey(TM) is also a reliable back-up system. The system features a simple analog presentation of the ultrasound power, and aspiration. The Odyssey(TM) provides the basic standard features for phaco surgery including: continuous ultrasound tuning, ultrasound energy regulation and anterior vitrectomy.

      The SIStem(TM): The SIStem(TM) is the Company's state-of-the-art phacoemulsification system, bridging the gap between the Odyssey(TM) and the Precisionist(TM). The SIStem(TM) is designed to be a full-featured, cost-effective, reliable phaco machine. The competitive feature package includes automated priming and tuning, error detection, audible feedback, patented fluidics system, pneumatic vitrectomy and bipolar electrosurgical coagulation. With both reusable and single-use consumables, the SIStem(TM) is positioned for the world's primary ultrasonic phaco markets, including the United States, Europe and Asia.

      Precisionist ThirtyThousand(TM): The Precisionist ThirtyThousand(TM) (the "Precisionist(TM)") is the Company's core phaco surgical technology and the base system for its Precisionist(TM) Ocular Surgery Workstation(TM). The Precisionist(TM) was placed into production and sale in 1997. As a phaco cataract surgery system, the Company believes the Precisionist(TM) with its new fluidics panel is equal or superior to the present competitive systems in the United States. The system features a graphic color display and unique proprietary on-board computer and graphic user interface linked to soft-key membrane panel for flexible programmable operation. The system provides real-time "on-the-fly" adjustment capabilities for each surgical parameter during the surgical procedure for high-volume applications. In addition, the Precisionist(TM) provides one hundred pre-programmable surgery set-ups, with a second level of sub-programmed custom modes within each major surgical screen (i.e., ultrasound phaco and irrigation/aspiration modes). The Precisionist(TM) features the Company's newly developed proprietary fluidics panel which is completely non-invasive for improved sterility and to provide a surgical environment in the eye that virtually eliminates fluidic surge and chamber maintenance problems normally associated with phaco cataract surgery. This new fluidics system provides greater control for the surgeon and allows the safe operation at much higher vacuum settings by sampling changes in aspiration 100 times per second. Greater vacuum in phaco surgery means less use of ultrasound or laser energy to fragment the cataract and less chance for surrounding tissue damage. In addition to the full complement of surgical modalities (e.g., irrigation, aspiration, bipolar coagulation and anterior vitrectomy), system automation includes "dimensional" audio feedback of vacuum levels and voice confirmation for major system functions, providing an intuitive environment in which the advanced phaco surgeon can concentrate on the surgical technique rather than the equipment.

      Photon Workstation: The Precisionist(TM) Ocular Surgery Workstation(TM) (the Workstation(TM)) which comprises the base system for the Precisionist(TM) is the first system to the knowledge of the Company which uses the expansive capabilities of today's advanced computer technology to offer seamless open architecture expandability of the system hardware and software modules. The Workstation utilizes an embedded computer developed for the Company and controlled by a proprietary software system developed by the Company that interfaces with all components of the system: ultrasound, fluidics (irrigation), aspiration, venting, coagulation and anterior vitrectomy (pneumatic). Each component is controlled as a peripheral module within this fully integrated system. This approach allows for seamless expansion and refinement of the Workstation(TM) with the ability to add other hardware and software features. Expansion such as the Company's Photon(TM) laser system, when approved by the FDA, and hardware for additional surgical applications are easily 6 implemented by means of a pre-existing expansion rack which resides in the base of the Workstation. These expanded capabilities could include, but would not be limited to: laser systems, video surgical fiber optic imaging, cutting and electrosurgery equipment. However, there is no guarantee that the Workstation(TM) will be accepted in the market place.

      Photon(TM) Laser System: The Photon(TM) laser cataract system, which is still subject to FDA approval, is designed to be installed as a seamless plug-in upgrade or add-on to the Company's Precisionist(TM) Ocular Surgery Workstation(TM). The plug-in platform concept is unique in the ophthalmic surgical market for systems of this magnitude and presents a unique market opportunity for the Company. The main elements of the laser system are the
Nd:YAG laser  module,  Photon(TM)  laser  software  package and  interchangeable disposable hand-held fiber optic laser Photofragmentation Probe(TM) (the "LCP"(TM). The Photon(TM) laser utilizes the on-board microprocessor computer of the Workstation(TM) to generate short pulse laser energy developed through the patented LCP (TM) to targeted cataract tissue inside the eye, while simultaneously irrigating the eye and aspirating the diseased cataract tissue from the eye. The probe is smaller in diameter than conventional ultrasound phaco needles and presents no damaging vibration or heat build-up in the eye. The Company's Phase I clinical trials demonstrated that this probe can easily reduce the size of the cataract incision from 3.0 mm to under 2.0 mm thereby reducing surgical trauma and complementing current foldable intraocular implant technology. The laser probe may also eliminate any possibility for burns around the incision or at the cornea and may therefore be used with cataract surgery techniques which utilize a more delicate clear cornea incision which can eliminate sutures and be conducted with topical anesthesia. However, this system may not effectively remove harder grade cataracts. Harder grade cataracts can be removed using the already existing ultrasound capability of the Workstation(TM). The Company intends to refine the laser delivery system and laser cataract surgical technique used on soft cataracts through expanded research and clinical studies. As far as the Company can determine, no integrated single laser photofragmenting probe is presently available on the market that uses laser energy directly, contained in an enclosed probe, to plasmatize cataract tissue at a precise location inside the eye while simultaneously irrigating and aspirating the site.

      The Company's laser system is based upon the concept that pulsed laser energy produced with the micro-processor controlled Nd:YAG laser system provides ophthalmic surgeons with a more precise and less traumatic alternative in cataract surgery. Although conventional ultrasonic surgical systems have proven effective and reliable in clinical use for many years, their use of high frequency shock waves and vibration to fragment the cataract can make the procedure difficult and can present risk of complication both during and after surgery. In contrast, the Company's laser system, which utilizes short centralized energy bursts, should permit the delivery of the laser beam with less trauma to adjacent tissue. Therefore, unlike ultrasonic systems, whose vibrations and shock waves affect(and can damage) non-cataractous tissues within the eye, the Company's Photon(TM) laser cataract system should only affect tissues it comes into direct contact with.

      Surgical Instruments, Accessories and Disposables: In addition to the cataract surgery equipment, the Company is aggressively pursuing development and product introductions for a range of cataract surgery instruments and accessories that will be sold with its surgical systems and will complement other competitive systems. In January 1998, the Company received FDA 510(k) clearance for a line of proprietary titanium ultrasonic phaco needles it produces at its Salt Lake City facility. The needles were released for sale in May 1998 in a sterile Phaco PAK (TM). In May 1998, the Company received FDA 510(k) clearance for a line of irrigation/aspiration probes and tips. Product release occurred in

October 1998. These products and additional instruments were previously sourced from third-party vendors. The Company believes that by developing its own instruments and accessories it can improve product performance, introduce innovative differentiation and improve sales margins. The Company's surgical systems utilize or will utilize accessory instruments and disposables, some of which are proprietary to the Company. These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, instrument drapes and laser cataract probes. The Company intends to expand its disposable accessories as it further penetrates the cataract surgery market and expands the treatment applications for its Workstation.

      Diagnostic Eye Care Products: Glaucoma is a leading cause of blindness in the world. Glaucoma is described as a partial or total loss of visual field resulting from certain progressive disease or degeneration of the retina, macula or nerve fiber bundle. The cause and mechanism of the glaucoma pathology is not completely understood. Present detection methods focus on the measurement of intraocular pressure in the eye to determine the possibility of pressure being exerted upon the retina, and optic nerve fiber bundle, which can diminish visual field. Recently, retinal blood circulation has been indicated as a key component in the presence of glaucoma. Several companies produce color Doppler equipment in the $150,000 price range intended to provide measurement of ocular blood flow activity in order to diagnose and treat glaucoma at an earlier stage.

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

      Blood Flow Analyzer(TM): This was the Company's first diagnostic eye care device. The device is manufactured for the Company and is being marketed by the Company pursuant to a license agreement. The device is a portable desktop system that utilizes a proprietary patented pneumatic Air Membrane Applanation Probe(TM) (the "AMAP TM") which is attached to any model of standard examination slitlamp which is then placed on the cornea of the patient's eye to measure the intraocular pressure within the eye. The device is unique in that it reads a series of intraocular pressure pulses over a short period of time (approximately five to ten seconds) and generates a wave form profile which can be correlated to blood flow volume within the eye. The blood flow volume is calculated by a proprietary software algorithm developed by David M. Silver, Ph.D., at Johns Hopkins. The device presents a numerical intraocular pressure reading and blood flow analysis rating in a concise printout which is affixed to the patient history file. In addition, the data generated by the device can be downloaded to a personal computer system for advanced database development and management. The Company markets the Blood Flow Analyzer(TM) as a stand-alone Model 100 SE unit, and packaged with a custom built computer system as the Model 100 LE. The Blood Flow Analyzer(TM) utilizes a single-use disposable cover for its AMAP (TM) corneal probe which is shipped in sterile packages. The AMAP (TM) probe tip cover provides accurate readings and acts as a prophylactic barrier for the patient. The device has been issued a patent in the European Economic Community and the United States and has a patent pending in Japan. The FDA cleared the Blood Flow Analyzer(TM) for marketing in June 1997 and the Company commenced selling the system in September 1997. In addition to the Humphrey 8 products, this diagnostic product will permit the Company to expand its market to approximately 35,000 optometry practitioners in the United States in addition to the approximately 18,000 ophthalmic practitioners who currently perform eye surgeries and are candidates for the Company's surgical systems. International sales of the Blood Flow Analyzer(TM) will be further expanded in 1999.

      Pachymetric Analyzer and LASIK Pachymeter: Paradigm produces two Ultrasonic Pachymeters used for measurement of corneal thickness. The Model P55 is positioned as a standard office pachymeter. In November 1999, the Company introduced the Model P55L LASIK Pachymeter, with its enhanced dynamic range to measure thinner corneas. This device is targeted to the refractive surgery market.

      Ultrasonic A Scan: The Ultrasonic A Scan was and remains the industry standard for axial length eye measurement, which is a prerequisite procedure reimbursed by Medicare and is performed before every cataract surgery. Over 5,000 A-Scan systems have been installed in the worldwide market, representing a substantial market opportunity for software upgrades and extended warranty contract sales.

      Ultrasonic A/B Scan: The A/B Scan is used by retinal sub-specialists to identify foreign bodies in the posterior chamber of the eye and to evaluate the structural integrity of the retina. The A/B Scan is attractive to the general ophthalmic community at large because of its lower price point.

      Ultrasonic Biomicroscope ("UBM"): The UBM was developed by Humphrey Systems in conjunction with the New York Eye and Ear Infirmary in Manhattan and the University of Toronto. The UBM creates a high-resolution computer image of the unseen parts of the eye that is a "map" for the glaucoma surgeon. The UBM is an "enabling technology" for the ophthalmologist, one that the Company has repositioned for broader market sales penetration. Formerly sold only to glaucoma sub-specialty practitioners, the Company reintroduced the UBM at a price-point targeted for the average practitioner seeking to add glaucoma filtering surgical procedures and income to his/her cataract surgical practice. The UBM related surgical filtering procedures are fully reimbursable by Medicare and insurance providers. This untapped new market positions the Company as a leader in the rapidly expanding glaucoma imaging and treatment segment.

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

      Current Market Acceptance and Potential: The Company's distribution base includes over 200 of the Precisionist 3000, Precisionist 3000 Plus(TM), Odyssey(TM), and SIStem(TM) phaco systems. Fourteen of the new Precisionist(TM) Ocular Surgery Workstation(TM)s and eleven Photon(TM) Precisionist(TM) Ocular Surgery Workstations(TM)s have also been placed. The principal purchasers have been ophthalmologists and clinics in many countries throughout the world. The Company believes that the market for its products is being driven by: (i) the aging of the population, which is evidenced by the domestic and international cataract surgery volume growth trend over the past ten years, (ii) the entry by emerging countries (including China, Russia, and other countries in Asia, Eastern Europe and Africa)into advanced technology medical care for their populations, (iii)increased awareness worldwide of the benefits of the minimally invasive phaco cataract procedure and (iv) the introduction of technology improvements such as the Company's laser system.


      Marketing Organization: The Company markets its products internationally through a network of dealers and domestically through direct sales representatives. As of December 31, 1999, the Company had seven direct domestic sales representatives in the United States and twenty-one foreign dealers. This is in addition to the fifty-three Paradigm Pharmacia & Upjohn Alliance representatives and eighty MAXXIM representatives domestically. These sales representatives are assigned exclusive territories and have entered into contracts with the Company that contain performance quotas. The Company also plans to continue to market its products by identifying customers through internal market research, trade shows and direct marketing programs. The Company also utilizes a Clinical Advisory Board comprised of leading ophthalmic surgeons in the United States and Europe who speak at conventions, train ophthalmologists and visit foreign doctors and dealers to promote the Company's products.

      The Company, when marketing its surgical Workstation(TM), will emphasize the expandable features of the Workstation(TM). The Company's marketing approach will be to focus on the upgradeability of the Workstation(TM) and to develop the image of the Workstation(TM) as the most versatile, upgradeable and cost effective surgical equipment available. The Company will continue to focus its sales efforts towards ophthalmic hospital and surgical center facilities specializing in cataract surgery. However, as systems are installed, the Company will expand its focus to provide additional ophthalmic and non-ophthalmic surgical applications as part of its Workstation(TM). Additional surgical applications will expand the market for the Workstation(TM) as well as associated sales of disposable surgical products.

      The Company disseminated the innovative capabilities of its products through advertisement and printed materials at the Company's exhibition at the annual meeting of the American Academy of Ophthalmology in Orlando, Florida in October 1999. The theme of the Company's advertisement for its Ocular Surgery Workstation(TM) was "The Future of Phaco is Laser Cataract Surgery." The Company will expand upon the concept of the "Workstation(TM)" with additional advanced laser and surgical capabilities. The Company has also continued its campaign for the Blood Flow Analyzer(TM). The product was introduced to the ophthalmic marketplace at the American Academy of Ophthalmology meeting in October 1997 and to the Optometric marketplace at the California Optometric Association and Vision Expo Easy New York meetings. The theme of the Company's advertisement for its Blood Flow Analyzer is "Don't Miss Half of Your Glaucoma Patients... A Fast, Clinically Proven Test For Ocular Blood Flow".

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

      Manufacturing and Raw Materials: Currently, the Company is moving into a 29,000 square foot facility in Salt Lake City. This facility accommodates the Company's expanded manufacturing, marketing and engineering capabilities. The Company manufactures under system of quality control and testing, which complies with the Quality System Requirements (QSR) guidelines established by the FDA, as well as similar guidelines established by foreign governments, including CE Mark and IS0-9001.

      The laser cavity, optical train and power source for the Photon(TM) laser cataract system are supplied by Sunrise Technologies, Inc. in Fremont, California ("Sunrise"). The Company has established an internal laser cataract probe manufacturing facility and performs all probe production in Salt Lake City. The remaining operating elements of the Photon(TM) laser cataract system, the computer controller, fluidics and ancillary surgical modalities, manufactured at the Company's new facility. Although substantial reliance has been placed with Sunrise, the Company believes it would be able to find alternative laser sources, including eventual in-house manufacture.

      The Company subcontracts the manufacturing of some of its ancillary instruments, accessories and disposables through specified vendors in the United States. These products are contracted in quantities and at costs consistent with the Company's financial purchasing capabilities and pricing needs. The Company manufactures the LCP (TM) laser cataract probe and some of its surgical instruments, accessories and fluidics surgical tubing sets at its facility in Salt Lake City.

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

      Product Service and Support: Service for the Company's products is overseen from its Salt Lake City, Utah headquarters and is augmented by its international dealer network who provide technical service and repair. Installation, on-site training and a limited product warranty are included as the standard terms of sale. The Company provides distributors with replacement parts at no charge during the warranty period. To date, the Company has incurred minimal expenses under this warranty program. International distributors are responsible for installation, repair and other customer service to installed systems in their territory. All systems parts are modular sub-components that are easily removed and replaced. The Company maintains an adequate parts inventory and provides overnight replacement parts shipment to its dealers. After the warranty period expires, the Company offers one year and three year service contracts to its domestic customers and will continue to sell parts to international dealers who in turn create their own service plans with their customers.

      Third-Party Reimbursement: It is expected that the Company's laser systems and diagnostic systems will generally be purchased by ophthalmologists and hospitals as well as optometrists who will then bill various third-party payors for the health care services provided to their patients. These payors include Medicare, Medicaid and private insurers. Government agencies generally reimburse at a fixed rate based on the procedure performed. Some of the potential procedures for which the Photon(TM) laser cataract systems may be used, may be determined to be elective in nature, and third-party reimbursement may not be available for such procedures, even if approved by the FDA. In addition, third-party payors may deny reimbursement if they determine that the procedure was unnecessary, inappropriate, not cost-effective, experimental or used for a non-approved indication. There can be no assurance that reimbursement from third-party payors will be available, or if available, that reimbursement will not be limited, thereby having a material adverse effect on the Company's ability to develop new products on a profitable basis, its operating results and financial condition.

      Co-Distribution Agreement with Pharmacia & Upjohn Company and MAXXIM: The Company has entered into a Co-Distribution Agreement as of June 26, 1998 with Pharmacia & Upjohn Company and MAXXIM, which provides for the marketing and sale of a range of ophthalmic products. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia & Upjohn and MAXXIM will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist(TM) for distribution and sale under the Co-Distribution Agreement. The Pharmacia & Upjohn products to be distributed as part of the Co- Distribution Agreement include Healon(R) and HealonGV(R) viscoelastic solution and the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery. It is too soon to determine the full effect of these agreements on the Company. However, some possible benefits may be lower marketing costs for the Company's products and a greater appeal of the Company's products to hospitals and other buyers who prefer a comprehensive and more cost-effective package.

Research and Development

      The Company's primary market for its surgical products is the cataract surgery market. However, the Company believes that its laser systems may potentially have broader ophthalmic applications. Consequently, the Company believes that a strong research and development capability is important for the Company's future. In addition to the Company's expanded in-house R&D capabilities, it has enlisted several recognized and respected consultants and other technical personnel to act in technical and medical advisory capacities. Several of these consultants serve on the Company's clinical Advisory Board to provide expert and technical support for current and proposed products, programs and services of the Company. In addition, the Company is conducting research in conjunction with MEOS Photonics through the University of Utah Medical Laser Laboratory. The research is aimed at improving the laser system's performance for cataract surgery and exploring additional surgical applications.

      The Company believes its research and development capabilities provide it with the ability to respond to regulatory developments, including new products, new product features devised from its users and new applications for its products on a timely and proprietary basis. The Company intends to continue investing in research and development and to strengthen its ability to enhance existing products and develop new products. The Company spent $540,148 in fiscal year ended December 31, 1997, $298,187 in the year ended December 31, 1998, and $677,225 in the fiscal year ended December 31, 1999.

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

      Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA began classifying medical devices in commercial distribution into one of three classes: Class I, II or III. This classification is based on the controls that are perceived to be necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those devices, the safety and effectiveness of which can reasonably be ensured through general controls, such as adequate labeling, advertising, Premarket notification and adherence to the FDA's Quality System Requirements (QSR) regulations. Some Class I devices are exempt from some of the general controls. Class II devices are those devices the safety and effectiveness of which can reasonably be assured through the use of special controls, such as performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices are devices that must receive Premarket approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life- supporting or implantable devices, or to new devices that have been found not to be substantially equivalent to legally marketed devices.

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

      Upon receipt of the PMA application, the FDA makes a threshold determination whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA has by regulation 90 days to review it; however, the review time is often extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's QSR requirements prior to approval of a PMA. While the FDA has responded to PMA applications within the allotted time period, PMA reviews generally take approximately 12 to 18 months or more from the date of filing to approval. The PMA process is lengthy and expensive, and there can be no assurance that such approval will be obtained for any of the Company's products determined to be subject to such requirements. A number of devices for which PMA approval has been sought by other companies have never been approved for marketing.

      Any products manufactured or distributed by the Company pursuant to a premarket clearance notification or PMA are or will be subject to pervasive and continuing regulation by the FDA. The FDC Act also requires that the Company's products be manufactured in registered establishments and in accordance with QSR regulations. Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of medical devices is also subject to regulation in certain instances. In addition, the use of the Company's products may be regulated by various state agencies.

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

      Although the Company believes that it currently complies and will continue to comply with all applicable regulations regarding the manufacture and sale of medical devices, such regulations are always subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in review guidelines, regulations or administrative interpretations by the FDA or other regulatory bodies, with possible retroactive effect, will not materially adversely affect the Company. In addition to the foregoing, the Company is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of potentially hazardous substance. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon the Company's ability to conduct business.

      The Company and the manufacturers of the Company's products may be inspected on a routine basis by both the FDA and individual states for compliance with current QSR regulations and other requirements.

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

Regulatory Status of Products

      The SIStem(TM), Odyssey(TM) and Surg-E-Trol(TM) are approved for sale in the U. S. by the FDA under 510(k)s. The products have also been accepted for import into various non-EC countries. The SIStem(TM) has been certified to bear the CE mark, allowing sales in European Community countries.

      The Photon(TM) Laser Cataract System. The Company acquired permission from the FDA to manufacture the device and approval to export it to qualified investigator sites outside the United States under an open IDE granted by the FDA in May 1995. Although the Photon(TM) laser cataract system is uniquely configured in an original and proprietary manner, the laser system, a Nd:YAG laser, is not proprietary to the device or the Company and is widely used in the medical industry and other industries as well. Of particular significance is the fact that this particular component has received previous market clearance from the FDA for other ophthalmic and medical applications. Also of significance is the Company's belief that the surgical treatment method used with the Photon(TM) laser cataract is similar to the current ultrasound cataract treatment employed by ophthalmologists. The Company thus believes that it can obtain Section 510(k) clearance for the Photon(TM) laser cataract system sometime in 2000.

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

      Blood Flow Analyzer(TM)(Paradigm BFA). The FDA granted market clearance pursuant to Section

510(k) of the FDC Act, for the commercial sale of the Paradigm Blood Flow Analyzer(TM) in June 1997 for the intended use and claims of applanation tonometry and blood flow analysis. The clearance allows immediate marketing in the United States for this new product and allows the Company to expand its product base into the ophthalmic office and optometric office with a diagnostic system.

Employees

      As of December 31, 1999, the Company had 26 full-time employees. This number does not include the Company's manufacturer's representatives who are independent contractors rather than employees of the Company. The Company also utilizes several consultants and advisors. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. None of the Company's employees is a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.

Item 2. Description of Property
-------------------------------

      The Company's executive offices are currently located at 2355 South 1070 West, Salt Lake City, Utah. This facility consists of approximately 29,088 square feet of leased office space under a three year lease that will expire on March 1, 2003 with an additional three year renewal option. These facilities are leased from Eden Roc, a California partnership, at a base monthly rate of $15,999 plus a $2,356 monthly common area maintenance fee. The base monthly rent increases to $16,479 and $16,973 for the second and third years of the lease, respectively. Pursuant to the lease, the Company pays all real estate and personal property taxes and the insurance costs on the premises. The Company believes that these facilities are adequate and satisfy its needs for the foreseeable future.

Item 3. Legal Proceedings
-------------------------

      The Company is not a party to any material legal proceedings outside the ordinary course of its business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company's financial condition or results of operations.

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

      The Company's Common Stock and Class A Warrants trade on The Nasdaq SmallCap Market under the respective symbols of "PMED" and "PMEDW." Prior to July 22, 1996, there was no public market for the Common Stock. As of March 23, 2000 the closing sale prices of the Common 21

Stock and Class A Warrants were $9.750 per share and $3.313 per warrant, respectively. The following are the high and low sales prices for the Common Stock and Class A Warrants by quarter as reported by Nasdaq since July 22, 1996.


                                                         Common Stock                         Class A Warrants
                                                          Price Range                            Price Range
          Period (Calendar Year)            High                Low                        High                 Low
1996
  Third Quarter (since July 22, 1996).....  6.000               2.000                      1.188                  0.125
  Fourth Quarter..........................  5.625               2.875                      1.438                  0.438

1997
  First Quarter...........................  6.375               3.000                      1.563                  0.750
  Second Quarter..........................  5.750               3.000                      1.000                  1.500
  Third Quarter...........................  6.000               1.563                      1.375                  0.125
  Fourth Quarter..........................  4.625               2.438                      0.875                  0.250

1998
  First Quarter...........................  4.688               2.875                      0.938                  0.250
  Second Quarter..........................  6.500               3.813                      1.313                  0.250
  Third Quarter...........................  4.563               2.500                      0.688                  0.438
  Fourth Quarter..........................  3.000               1.563                      1.188                  0.438

1999
  First Quarter                             4.000               2.094                      1.063                  0.047
  Second Quarter                            3.938               2.688                      0.875                  0.594
  Third Quarter                             4.594               2.688                      1.000                  0.438
  Fourth Quarter                            7.938               2.875                      2.313                  0.438



      The Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not publicly traded. As of March 23,2000, there were 659 record holders of Common Stock, 6 record holders of Series A Preferred Stock, 4 record holders of Series B Preferred Stock, no record holders of Series C Preferred Stock and 28 record holders of Series D Preferred Stock.

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

      The Company is engaged in the design, development, manufacture and sale of high technology eye care products. The Company's surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. The Company's ultrasound diagnostic products include a pachymeter, an A-Scan, an A/B Scan and a biomicroscope, the technology for which was acquired from Humphrey Systms in 1998. In addition, the Company markets its Blood Flow Analyzer(TM). Paradigm's activities for the twelve months ended December 31, 1999 include domestic sales of the Precisionist ThirtyThousand(TM) and Humphrey Systems ultrasound diagnostic equipment, acquisition of new product lines, and research and development on the Photon(TM) laser cataract removal system which received FDA approval for expansion to Phase II Clinical Trials on May 19, 1998.

      In July 1998, the Company announced the acquisition of the exclusive manufacturing rights to four FDA-approved ophthalmic diagnostic instruments from Humphrey Sysems, a division of Carl Zeiss, Inc. which complement the Company's cataract surgical equipment and its Blood Flow Anylyzer(TM). The Company commenced delivery of the Pachymetric Analyzer, which measures corneal thickness, in December, 1998 and the Ultrasound A-Scan, which measures the axial length of the eye, in March,1999. The Company began shipments of the Ultrasound A/B Scan, which is used by retinal specialists to identify foreign bodies in the posterior chamber of the eye and in evaluating the structural integrity of the retina, in the second quarter of 1999. The Ultrasonic Biomicroscope ("UBM"), which creates a high-resolution computer image of the unseen parts of the eye providing a map for the glaucoma surgeon, also commenced shipments in the second quarter of 1999.

      In October 1999 the Company entered into an agreement with Mentor to purchase the rights to develop, manufacture, market and sell their Phaco product line. The phaco line includes the Mentor SIStem(TM), the Odyssey(TM), and the Surg- E-Trol(TM). Shipments of the Mentor SIStem(TM) commenced immediately upon purchase, and have continued in first quarter of 2000.

      In  November,  1999,  the  Company  entered  into  a  Mutual  Release  and
Settlement    agreement   with   the    manufacturer    of   the    Precisionist
ThirtyThousand(TM) Ocular Surgery Workstation(TM) in which the Company terminated its Manufacturing Agreement and completed the purchase from them of outstanding finished goods and raw material inventory. The company took over the development and manufacture of the ThirtyThousand(TM) Ocular Surgery Workstation(TM).

      On January 27, 2000, the Company entered into a letter of intent to acquire Vismed, dba Dicon, a California corporation, a manufacturer and distributor of proprietary medical diagnostic instrumentation for chronic eye diseases.


Results of Operations

      Fiscal year Ended December 31, 1999, Compared to Fiscal year Ended December 31, 1998:

      Sales increased by $443,000, or 35%, to $1,701,000 for the twelve months ended December 31, 1999, from $1,258,000 for the comparable period in 1998. Production and shipment of the Humphrey ophthalmic diagnostic instruments commenced in the first and second quarters of 1999. The Company shipped a total of 105 A-Scans, 22 A/B Scans, 21 Ultrasonic Biomicroscopes, and 31 Pachymeters. Also, upon the purchase of the Mentor phaco product line in the fourth quarter of 1999, the Company shipped two Mentor SIStem(TM) surgery workstations, as well as associated accessories. The new fluidic panel for the Precisionist(TM) was completed late in the year, rather than in March 1999, as was anticipated at the end of 1998. As a result, the Company shipped only one Precisionist(TM) in 1999. Due to the restructuring of Phase II clinical study sites in the third quarter of 1999, which was done to expedite completion of the clinical studies, sales returns were posted of approximately $500,000.

      Cost of sales increased by $218,000, or 27%, to $1,031,000 for the twelve months ended December 31, 1999, from $813,000 for the comparable period in 1998. The 39% gross margin on sales for the twelve months ended December 31, 1999, was 4% higher than the 35% gross margin on sales for the comparable period in 1998. If the amortization of capitalized engineering and design charges, a non-cash expense, 23 is excluded, gross margins for 1999 and 1998 were 44% and 41%, respectively.


      Marketing and selling expenses decreased by $106,000, or 10%, to $915,000 for the twelve months ended December 31, 1999, from $1,021,000 for the comparable period in 1998. Sales and marketing activities pertaining to the Humphrey ophthalmic diagnostic instruments were launched during the 1999 year, although there were no changes in the size of the sales force.

      General and administrative expenses increased by $870,000, or 47%, to $2,711,000 in 1999, from $1,841,000 for the twelve months ended December 31, 1998. The majority of the increase was attributable to the Black-Scholes valuation of common stock warrants and common stock granted as compensation for consulting services during the year and an increase in bad debt expense relating to receivables. In addition, approximately $85,000 in design expense was recognized as a result of the Mutual Release and Settlement Agreement with the manufacturer of the Precisionist(TM), which was entered into in preparation for taking the development and manufacture of the Precisionist(TM) in-house.

      Research and development expenses increased by $379,000, or 127%, to $677,000 for the year ended December 31, 1999, from $298,000 for comparable period in 1998. The increase between 1998 and 1999 was ascribed to an increase in personnel pursuant to bringing the Humphrey line into full production and taking over the manufacture of the Precisionist(TM).

      Other income(expense)increased by $55,000,to $11,000 for the year ended December 31, 1999, from ($44,000) for the same period in 1998. This was the result of a reduction in interest expense recognized in 1999 and a billing adjustment posted in 1998.

      The Company had a net loss of $3,622,000, or $.54 per share, for the year ended December 31, 1999, compared to a net loss of $2,759,000, or $.69 per share, for the year ended December 31, 1998, an increase of $863,000. The increase in net loss was attributable to a reduction in sales of the Precisionist(TM) as a result of delays in the release of the new fluidic panel, sales returns pursuant to restructuring the Phase II clinical study sites, the valuation of the warrants granted to outside consultants, expenses recognized in connection with the Mutual Release and Settlement Agreement with the manufacturer of the Precisionist(TM), and an increase in bad debt allowance for receivables.

      Fiscal Year Ended December 31, 1998, Compared to Fiscal Year Ended December 31, 1997:

      Sales increased by $794,000,or 171%, to $1,258,000 for the twelve months ended December 31, 1998 from $464,000 for the comparable period in 1997. The higher level of sales in fiscal 1998 was primarily due to the sale of 21 Precisionist(TM) and 17 Blood Flow Analyzer(TM)s compared with 8
Precisionist(TM)s and 3 Blood Flow Analyzer(TM)s in fiscal 1997. Sales of products in the surgery equipment market are contingent upon customer evaluation and acceptance. In 1998, two Precisionist(TM)s were returned compared with five in 1997 when certain software and hardware revisions were identified and corrected. With the introduction of teh new fluidic system in March 1999 for the Precisionist Thirty Thousand Workstation(TM), coupled with the shipment of the four new ophthalmic diagnostic instruments, management anticipates a significant improvement in sales.

      The cost of sales increased $480,000, or 144%, to $813,000 for the twelve months ended December 31, 1998, from $333,000 for the comparable period in 1997. The gross margin for the twelve months ended December 31, 1998 of 35%, was 7% higher than the gross margin for the comparable period in 1997, of 28%, primarily as a result of the amortization of capitalized engineering and design charges. If the amortization of capitalized engineering and design charges, a non-cash expense, is excluded, the gross margin for 1998 and 1999 is 41% or slightly less than the gross margin of 41% for 1997.

      Marketing and selling expenses increased by $430,000, or 73%, to $1,021,000 for the twelve months ended December 31, 1998, from $591,000 for the comparable period in 1997. The increase was a result of the Company adding a sales manager and two additional sales representatives, an increase in advertising promotional activities associated with trade shows and laser seminars for ophthalmic surgeons in conjunction with launching the Photon Ocular Surgery Workstation(TM), and service problems due to software and hardware revisions to the Precisionist(TM)Ocular Surgery Workstation(TM).

      General and administrative expenses increased $39,000 from $1,802,000 in 1997 or 2% to $1,841,000 for the twelve months ended December 31, 1998, primarily due to higher costs associated with the implementation of a new computer network and accounting, manufacturing and inventory control system.

      Research and development expenses decreased by $242,000, or 45%, for the year ended December 31, 1998, to $298,000 from $540,000 for the comparable period in 1997. The decrease was primarily the result of the completion of a substantial part of the engineering and design changes on the Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM).

      Other expenses decreased by $164,000 to $44,000 for the year ended December 31,1998, compared to $208,000 for the same period in 1997. This is primarily due to the conversion of promissory notes into convertible preferred stock.

      The Company had a net loss of $2,759,000, or $.69 per share, for the year ended December 31, 1998 as compared to a net loss of $3,010,000, or $.82 per share, for the year ended December 31, 1997, a decrease of $251,000. The decrease was a result of increased sales and decreased research and development expenses offset by increased costs of sales, marketing, and selling expenses.


Upgrades

      To garner sales, the Company offers the ultrasonic Precisionist(TM) system with an unconditional arrangement under which the customer may trade in their Precisionist(TM) system to upgrade to a Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM). Under this arrangement, the customer receives full credit for the trade in purchase price of the Precisionist(TM) system against the price of the new Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM). As of December 31, 1999, the Company has distributed approximately 51 Precisionist(TM) systems under this provision. The gross margin on these original sales was approximately $295,000, or 32%. If all of these customers were to exercise their upgrade privilege, the Company would exchange the Precisionist(TM) system for the Company's new Precisionist Thirty Thousand(TM) Ocular Surgery Workstation(TM) and refurbish the ultrasonic Precisionist(TM) systems and sell them in the international market. Any losses on the sale of the refurbished Precisionist(TM) systems, which are not expected to be significant, would reduce the gross margin on the Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM) sales. The total gross margin on the upgrade sales is estimated to be $1,677,000, or 41%. During the year ended December 31, 1999, there were no trade-in sales, compared with two trade-in sales totaling $76,000 for the year ended December 31, 1998.

Liquidity and Capital Resources

      The Company used cash in operating activities of $3,623,000 for the twelve months ended December 31, 1999, compared to $2,414,000 for the twelve months ended December 31, 1998. The increase in cash used for operating activities in 1999 was attributed to the purchase of inventory associated with the production of the Humphrey diagnostic line and a decrease in collections on receivables. The Company used cash from investing activities of $4,000 for the twelve months ended December 31, 1999, compared to $92,000 in fiscal 1998. The difference was attributable to a note receivable recognized in 1998 but reversed in 1999. Investment in property and equipment in both years was about the same. Net cash provided by financing activities for the twelve months ended December 31, 1999, was $4,515,000, compared with $1,733,000 for 1998. In March 1999, the Company completed a private placement of 1,140,000 shares of Series D Convertible
Preferred Stock at $1.75 per share with the net proceeds to the Company approximating $1,649,000. In several sale transactions, 920,900 shares of Common Stock were sold for net proceeds of $2,485,000. In addition, First Associated Securities warrants, Noteholders' warrants, the Win and Cyndel working capital loan warrants, and Hemmer warrants were exercised for total proceeds of $398,000.

      The Company will seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms, if at all.

      The Company's ratio of inventory to sales for the twelve month period ended December 31, 1999, was 2.44, compared with .57, for the same period in 1998. With the launching of new products within the past eighteen months, management has had to build inventory in anticipation of sales. As a result, the ratio of inventory to sales, particularly computed on the basis of inventory to quarterly sales, tends to fluctuate widely depending on the Company's purchase orders with the manufacturers, the time lags between customer's purchase orders, delivery and sales, the number of demonstration units in the field, the accuracy of the sales forecast and seasonal factors.

      At December 31, 1999,  the Company had net  operating  loss  carryforwards
(NOLs)of approximately $12,000,000 and research and development tax credit carryforwards of approximately $34,000. These carryforwards are available to offset future taxable income, if any, and begin to expire in the year 2006. The Company's ability to use its NOLs to offset future income is dependant upon the tax laws in effect at the time the NOL's can be utilized. The Tax Reform Act of 1996 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of change of ownership.

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

Item 7. Financial Statements
----------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Index to Financial Statements


--------------------------------------------------------------------------------




                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2


Balance Sheet                                                                F-3


Statement of Operations                                                      F-4


Statement of Stockholders' Equity                                            F-5


Statement of Cash Flows                                                      F-7


Notes to Financial Statements                                                F-8





--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                             F-1

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                    INDEPENDENT AUDITORS' REPORT








To the Board of Directors of
Paradigm Medical Industries, Inc.


We have audited the balance sheet of Paradigm Medical Industries, Inc. (the Company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.




                                       TANNER + Co.





Salt Lake City, Utah
March 16, 2000




                                                                         PARADIGM MEDICAL INDUSTRIES, INC.

                                                                                             Balance Sheet

                                                                                         December 31, 1999
----------------------------------------------------------------------------------------------------------



              Assets
              ------

Current assets:
     Cash                                                                               $        1,002,000
     Receivables, net                                                                              561,000
     Inventories                                                                                 4,153,000
     Prepaid expenses                                                                               91,000
                                                                                        ------------------

                  Total current assets                                                           5,807,000

Intangibles, net                                                                                   611,000
Property and equipment, net                                                                        204,000
                                                                                        ------------------

                  Total assets                                                          $        6,622,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Payables                                                                           $          252,000
     Accrued liabilities                                                                           142,000
     Current portion of long-term debt                                                              23,000
                                                                                        ------------------

                  Total current liabilities                                                        417,000
                                                                                        ------------------

Long-term debt                                                                                      25,000
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Preferred stock,  $.001 par value,  5,000,000
       shares  authorized,  341,457 shares
       issued and outstanding (aggregate
       liquidation preference of $684,000)                                                               -
     Common stock, $.001 par value, 20,000,000
       shares authorized, 8,785,548 shares
       issued and outstanding                                                                        9,000
     Additional paid-in capital                                                                 26,564,000
     Treasury stock, at cost                                                                        (4,000)
     Stock subscription receivable                                                                  (8,000)
     Accumulated deficit                                                                       (20,381,000)
                                                                                        ------------------

                  Total stockholders' equity                                                     6,180,000
                                                                                        ------------------

                  Total liabilities and stockholders' equity                            $        6,622,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                       F-3




                                                                         PARADIGM MEDICAL INDUSTRIES, INC.

                                                                                   Statement of Operations

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------




                                                                             1999              1998
                                                                       -----------------------------------

Sales                                                                  $       1,701,000   $     1,258,000

Cost of sales                                                                  1,031,000           813,000
                                                                       -----------------------------------

         Gross profit                                                            670,000           445,000
                                                                       -----------------------------------

Operating expenses:
     General and administrative                                                2,711,000         1,841,000
     Marketing and selling                                                       915,000         1,021,000
     Research and development                                                    677,000           298,000
                                                                       -----------------------------------

         Total operating expenses                                              4,303,000         3,160,000
                                                                       -----------------------------------

         Operating loss                                                       (3,633,000)       (2,715,000)
                                                                       -----------------------------------

Other income (expense):
     Interest income                                                              30,000            49,000
     Interest expense                                                            (15,000)          (33,000)
     Other                                                                        (4,000)          (60,000)
                                                                       -----------------------------------

         Total other income                                                       11,000           (44,000)
                                                                       -----------------------------------

         Loss before provision for income taxes                               (3,622,000)       (2,759,000)

Provision for income taxes                                                             -                 -
                                                                       -----------------------------------

         Net loss                                                      $      (3,622,000)  $    (2,759,000)
                                                                       -----------------------------------

Loss per common share - basic and diluted                              $            (.54)  $          (.69)
                                                                       -----------------------------------

Weighted average common shares - basic and diluted                             6,733,000         4,022,000
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




                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                       Statement of Stockholders' Equity

                                                                                  Years Ended December 31, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------
                                                        Preferred Stock
                         -----------------------------------------------------------------------------
                            Series A           Series B             Series C             Series D         Common Stock
                         -----------------------------------------------------------------------------------------------
                         Shares  Amount    Shares    Amount     Shares    Amount     Shares    Amount    Shares   Amount
                         -----------------------------------------------------------------------------------------------
Balance at
January 1, 1998           50,122    $   -    45,383     $    -         -     $    -         -     $   - 3,798,931  $4,000

Issuance of Series C
preferred stock for:                                                                        -         -
  Cash                         -        -         -          -    19,937          -         -         -         -       -
  Debt                         -        -         -          -     9,950          -         -         -         -       -
  Subscription                 -        -         -          -        93          -         -         -         -       -
  receivable

Conversion of preferred
stock to common stock   (15,503)        -  (14,147)          -  (23,080)          -         -         - 1,354,424   1,000

Issuance of common
stock for:
  Services                     -        -         -          -         -          -         -         -    93,135       -
  Payables                     -        -         -          -         -          -         -         -    90,000       -
  Debt                         -        -         -          -         -          -         -         -    37,500       -
  Assets                       -        -         -          -         -          -         -         -   126,316       -

Issuance of stock
options for services           -        -         -          -         -          -         -         -         -       -

Difference between the
series C preferred
stock conversion price
and common stock fair          -        -         -          -         -          -         -         -         -       -
value

Net loss                       -        -         -          -         -          -         -         -         -       -

Balance at December 31,
1998                      34,619        -    31,236          -     6,900          -         -         - 5,500,306   5,000
--------------------------------------------------------------------------------------------------------------------------

                         Additional                   Unearned Stock sub-     Accum-
                          Paid-In    Treasury Stock    Compen-  scription     ulated
                                    ------------------
                          Capital    Shares  Amount    sation  Receivable    Deficit
                        -----------------------------------------------------------------
Balance at
January 1, 1998           $8,834,000   2,600  $(4,000) $      -     $    -  $(8,258,000)

Issuance of Series C
preferred stock for:
  Cash                     1,739,000       -         -        -          -             -
  Debt                       829,000       -         -        -          -             -
  Subscription                 8,000       -         -        -    (8,000)             -
  receivable

Conversion of preferred
stock to common stock        (1,000)       -         -        -          -             -

Issuance of common
stock for:
  Services                   290,000       -         - (94,000)          -             -
  Payables                   399,000       -         -        -          -             -
  Debt                        75,000       -         -        -          -             -
  Assets                     500,000       -         -        -          -             -

Issuance of stock
options for services         161,000       -         -        -          -             -

Difference between the
series C preferred
stock conversion price
and common stock fair      4,870,000       -         -        -          -   (4,870,000)
value

Net loss                           -       -         -        -          -   (2,759,000)
                        -----------------------------------------------------------------
Balance at December 31,
1998                      17,704,000   2,600   (4,000) (94,000)    (8,000)  (15,887,000)
-----------------------------------------------------------------------------------------
                                                                                      F-5

                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                       Statement of Stockholders' Equity

                                                                                  Years Ended December 31, 1999 and 1998
------------------------------------------------------------------------------------------------------------------------
                                                        Preferred Stock
                         -----------------------------------------------------------------------------
                            Series A           Series B             Series C             Series D         Common Stock
                         -----------------------------------------------------------------------------------------------
                         Shares  Amount    Shares    Amount     Shares    Amount     Shares    Amount    Shares   Amount
                         -----------------------------------------------------------------------------------------------


Issuance of Series D
preferred stock for cash      -        -         -         -         -         -   1,140,000     1,000          -       -

Conversion of preferred
stock                   (26,542)       -  (12,000)         -   (6,400)         -   (826,356)   (1,000)  1,238,199   1,000

Issuance of common
stock for:
  Cash                        -        -         -         -         -         -           -         -    920,900   1,000
  Exercise of warrants
    and options               -        -         -         -         -         -           -         -    166,980       -
  Assets                      -        -         -         -         -         -           -         -    819,257   1,000
  Satisfaction of
    payables                  -        -         -         -         -         -           -         -     23,426       -
  Services                    -        -         -         -         -         -           -         -    116,510   1,000

Offering costs for:
    Preferred stock           -        -         -         -         -         -           -         -          -       -
    Common stock              -        -         -         -         -         -           -         -          -       -

Amortization of unearned
  compensation                -        -         -         -         -         -           -         -          -       -

Issuance of stock
options
  and warrants for            -        -         -         -         -         -           -         -          -       -
  services

Difference between the
Series D preferred
stock conversion price
and common stock fair         -        -         -         -         -         -           -         -          -       -
value

Net loss
                        --------------------------------------------------------------------------------------------------

Balance at
December 31, 1999         8,077    $   -    19,236    $    -       500    $    -     313,644     $   -  8,785,578  $9,000
                        ==================================================================================================

                         Additional                   Unearned Stock sub-     Accum-
                          Paid-In    Treasury Stock    Compen-  scription     ulated
                                    ------------------
                          Capital    Shares  Amount    sation  Receivable    Deficit
                        -----------------------------------------------------------------
Issuance of Series D
preferred stock for cash   1,995,000       -        -         -          -             -

Conversion of preferred
stock                              -       -        -         -          -             -

Issuance of common
stock for:
  Cash                     2,620,000       -        -         -          -             -
  Exercise of warrants
    and options              398,000       -        -         -          -             -
  Assets                   2,656,000       -        -         -          -             -
  Satisfaction of
    payables                 107,000       -        -         -          -             -
  Services                   366,000       -        -         -          -             -

Offering costs for:
    Preferred stock        (347,000)       -        -         -          -             -
    Common stock           (136,000)       -        -         -          -             -

Amortization of unearned
  compensation                     -       -        -    94,000          -             -

Issuance of stock
options
  and warrants for           329,000       -        -         -          -             -
  services

Difference between the
Series D preferred
stock conversion price
and common stock fair        872,000       -        -         -          -     (872,000)
value

Net loss                                                                     (3,622,000)
                        -----------------------------------------------------------------
Balance at
December 31, 1999        $26,564,000   2,600 $(4,000)     $   -   $(8,000) $(20,381,000)
                        =================================================================


-----------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                      F-6



                                                                         PARADIGM MEDICAL INDUSTRIES, INC.

                                                                                   Statement of Cash Flows

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                                1999              1998
                                                                       -----------------------------------

Cash flows from operating activities:
     Net loss                                                          $      (3,622,000)  $    (2,759,000)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                           163,000           106,000
         Amortization of unearned compensation                                    94,000                 -
         Issuance of common stock for services                                   367,000           196,000
         Issuance of stock option/warrant for services                           329,000           161,000
         Provision for losses on receivables                                     345,000            30,000
         (Increase) decrease in:
              Receivables                                                       (340,000)         (475,000)
              Inventories                                                       (905,000)          240,000
              Debt offering cost                                                       -           259,000
              Prepaid expenses                                                   (76,000)            1,000
         Increase (decrease) in:
              Payables                                                            43,000            14,000
              Accrued liabilities                                                (21,000)         (187,000)
                                                                       -----------------------------------
                  Net cash used in
                  operating activities                                        (3,623,000)       (2,414,000)
                                                                       -----------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                          (48,000)          (48,000)
     Notes receivable                                                             44,000           (44,000)
                                                                       -----------------------------------
                  Net cash used in
                  investing activities                                            (4,000)          (92,000)
                                                                       -----------------------------------

Cash flows from financing activities:
     Proceeds from issuance of Series C preferred stock                                -         1,739,000
     Proceeds from issuance of Series D preferred stock                        1,649,000                 -
     Proceeds from issuance of common stock                                    2,485,000                 -
     Principal payments on long-term  debt                                       (17,000)           (6,000)
     Proceeds from exercise of common stock warrants and
       options                                                                   398,000                 -
                                                                       -----------------------------------
                  Net cash provided by
                  financing activities                                         4,515,000         1,733,000
                                                                       -----------------------------------

Net increase (decrease) in cash                                                  888,000          (773,000)

Cash, beginning of year                                                          114,000           887,000
                                                                       -----------------------------------

Cash, end of year                                                      $       1,002,000   $       114,000
                                                                       -----------------------------------



----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                       F-7

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies

Organization

Paradigm Medical Industries, Inc. (the Company) is a Delaware Corporation incorporated in October 1989. The Company is engaged in marketing and selling advanced surgical systems for cataracts, various attachments and disposable accessories and diagnostic equipment and instrumentation.

The Company is in the business of developing and selling laser-based and other surgical eye care equipment and products.

Liquidity

The Company incurred a net loss and negative cash flows from operating activities for the year ended December 31, 1999 and has an accumulated deficit. Subsequent to year-end the Company has continued to have individuals exercise their options or warrants. As a result, management believes that if sales projections are realized these net proceeds, plus existing working capital, will be sufficient to assure continuation of the Company's operations through December 31, 2000. However, no assurances can be given that management's plans will be successful in achieving profitability to positive cash flows.

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


--------------------------------------------------------------------------------
                                                                             F-8

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

Intangible Assets

The Company capitalized a portion of payments to manufacturers for engineering and design services. These costs are being amortized using the straight line method over a three to five year period. At December 31, 1999 and 1998, the accumulated amortization was $253,000 and $135,000, respectively. Amortization expense for the years ended December 31, 1999 and 1998 was $118,000 and $74,000, respectively.

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

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies Continued

Revenue Recognition

Revenues for sales of the Photon product, are recognized upon installation and acceptance by the customer. Revenues for sales of other surgical systems, ultrasound diagnostic devices, and disposable products are recognized when the product is shipped.

The Company offers certain products with an unconditional arrangement under which the customer may trade in the product to upgrade to other systems, such as the Photon. Under this agreement, the customer will receive full credit for the purchase price of the product traded against the price of the other system.

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

During the year ended December 31, 1999, the Company had sales to a major customer which represented approximately 14% of total net sales. During the year ended December 31, 1998, no single customer represented more than 10% of total net sales.

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

Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform with the presentation of the current year financial statements.



--------------------------------------------------------------------------------
                                                                            F-11

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Detail of Certain Balance Sheet Accounts

Receivables:

     Trade receivables                                        $         916,000
     Employee receivables                                                10,000
     Other                                                               10,000
     Allowance for doubtful accounts                                   (375,000)
                                                              -----------------

                                                              $         561,000
                                                              -----------------



Inventories:
     Finished goods                                           $       2,081,000
     Raw materials                                                    2,072,000
                                                              -----------------

                                                              $       4,153,000
                                                              -----------------



Preferred stock:
     Series A 500,000 shares authorized, 8,077
       shares issued and outstanding (aggregate
       liquidation preference of $8,000)                      $               -
     Series B, 500,000 shares authorized, 19,236
       shares issued and outstanding (aggregate
       liquidation preference of $77,000)                                     -
     Series C, 30,000 shares authorized, 500
       shares issued and outstanding (aggregate
       liquidation preference of $50,000)                                     -
     Series D 1,140,000 shares authorized,
       313,644 shares issued and outstanding
       (aggregate liquidation preference of $549,000)                         -
                                                              -----------------

                                                              $               -
                                                              -----------------


--------------------------------------------------------------------------------
                                                                            F-12

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Property and Equipment

Property and equipment consists of the following:


Office equipment                                          $         187,000
Computer equipment                                                  108,000
Automobile                                                           26,000
Furniture and fixtures                                               21,000
                                                          -----------------

                                                                    342,000

Accumulated depreciation and
amortization                                                       (138,000)
                                                          -----------------

                                                          $         204,000
                                                          -----------------



4.   Long-Term Debt

Long-term debt consists of the following:


Note payable to a bank in monthly installments of
$418, including interest at 9.95% secured by an
automobile and due September 2001                         $           8,000

Capital lease obligations (see note 5)                               40,000
                                                          -----------------

                                                                     48,000

Less current portion                                                (23,000)
                                                          -----------------

                                                          $          25,000
                                                          -----------------



Future maturities are as follows:


Year Ending December 31,                                       Amount
------------------------                                       ------

                           2000                           $          23,000
                           2001                                      24,000
                           2002                                       1,000
                                                          -----------------

                                                          $          48,000
                                                          -----------------



--------------------------------------------------------------------------------
                                                                            F-13

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Lease Obligations

During the year ended December 31, 1999 the Company leased certain equipment under noncancellable capital leases. These leases provide the Company the option to purchase the leased assets at the end of the initial lease term. Assets under capital leases included in fixed assets and are as follows:


Computer and other equipment                              $          54,000

Less accumulated amortization                                       (10,000)
                                                          -----------------

                                                          $          44,000
                                                          -----------------

Amortization expense on assets under capital leases during the year ended December 31, 1999 was $10,000.

Capital lease obligations have imputed interest rates of approximately 15% to 22% and are payable in aggregate monthly installments of approximately $2,000 through 2001 and $1,000 through April 2002. The leases are secured by equipment. Future minimum payments on the capital lease obligations are as follows:


2000                                                      $          23,000
2001                                                                 23,000
2002                                                                  3,000
                                                          -----------------

                                                                     49,000

Less amount representing interest                                    (9,000)
                                                          -----------------

Present value of future minimum lease payments            $          40,000
                                                          -----------------



--------------------------------------------------------------------------------
                                                                            F-14

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Lease Obligations Continued

The Company leases office and warehouse space under an operating lease agreement. Future minimum rental payments under the noncancelable operating lease as of December 31, 1999 is approximately as follows:


Year Ending December 31,                                       Amount
------------------------                                       ------

              2000                                        $         176,000
              2001                                                  197,000
              2002                                                  203,000
              2003                                                   17,000
                                                          -----------------

             Total future minimum rental payments         $         593,000
                                                          -----------------

Rent  expense  related  to  noncancelable  operating  leases  was  approximately
$102,000  and  $41,000  for  the  years  ended   December  31,  1999  and  1998,
respectively.


6.   Income Taxes

The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before provision for income taxes for the following reasons:


                                                     Years Ended
                                                    December 31,
                                          ---------------------------------
                                                1999             1998
                                          ---------------------------------

Federal income tax benefit at
  statutory rate                          $       1,200,000  $      938,000
Other                                                     -          45,000
Change in valuation allowance                    (1,200,000)       (983,000)
                                          ---------------------------------

                                          $              -   $           -
                                          ---------------------------------



--------------------------------------------------------------------------------
                                                                            F-15

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Income Taxes Continued

Deferred tax assets (liabilities) are comprised of the following:


Net operating loss carryforward                           $       4,080,000
Depreciation and amortization                                       (23,000)
Allowance and reserves                                              146,000
Research and development tax credit
  carryforwards                                                      34,000
                                                          -----------------

                                                                  4,237,000

Valuation allowance                                              (4,237,000)
                                                          -----------------

                                                          $               -
                                                          -----------------


A valuation allowance has been established for the net deferred tax asset due to the uncertainty of the Company's ability to realize such asset.

At December 31, 1999, the Company had net operating loss carryforwards of approximately $12,000,000 and research and development tax credit carryforwards of approximately $34,000. These carryforwards are available to offset future taxable income and begin to expire in 2006. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.



--------------------------------------------------------------------------------
                                                                            F-16

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Capital Stock

The Company has established a series of preferred stock with a total of 5,000,000 authorized shares and a par value of $.001, and one series of common stock with a par value of $.001 and a total of 20,000,000 authorized shares.

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

2. Upon the liquidation of the Company, the holders of the Series B Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $4.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Such right, however, is subordinate to the rights of the holders of Series A Preferred Stock to receive a distribution of $1.00 per share plus accrued and unpaid dividends.

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


Series D Preferred Stock

In January 1999, the Company's Board of Directors authorized the issuance of a total of 1,140,000 shares of Series D Preferred Stock $.001 par value, $1.75 stated value. The Series D Preferred Stock has the following rights and privileges:

1. The holders of the shares are entitled to dividends at the rate of 10% per share per annum of the aggregate stated value. The dividends are non-cumulative and, therefore, deficiencies in dividend payments from one year are not carried forward to the next year.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Capital Stock Continued

Series D Preferred Stock - continued

2. Upon the liquidation of the Company, the holders of the Series D Preferred Stock are entitled to receive an amount per share equal to the greater of
     (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment.

3. Each share is convertible, at the option of the holder at any time until January 1, 2002, into one share of Common Stock at an initial conversion price, subject to adjustment. The Series D Preferred Stock shall be converted into one share of the Common Stock subject to adjustment (a) on January 1, 2002 or (b) upon 30 days written notice by the Company to the holders of the Shares, at any time after (i) the 30-day anniversary of the registration statement on which the shares of Common Stock issuable upon conversion of the Series D Preferred Stock were registered and (ii) the average closing price of the Common Stock for the 20-day period immediately prior to the date on which notice of redemption is given by the Company to the holders of the Series D Preferred Stock is at least $3.50 per share.

4.   The holders of the shares have no voting rights.


8.   Stock Option Plan and Warrants

The Company has a Stock Option Plan (the Option Plan) which reserves 300,000 shares of the Company's authorized but unissued common stock for the granting of stock options. An amendment to the Plan increases the number of shares of common stock reserved for issuance thereunder by an aggregate of 300,000 shares.

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


--------------------------------------------------------------------------------
                                                                            F-20

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Stock Option Plan and Warrants Continued

In addition, the Company has granted warrants to purchase the Company's common stock to various entities. During the years ended December 31, 1999 and 1998, the Company granted the following warrants:

o In connection with the Company issuing Series C Preferred Stock, the Company issued warrants to purchase up to 100,000 shares of common stock at a purchase price of $3.00 per share. The warrant is currently exercisable and expires on February 24, 2001.

o The Company issued warrants to purchase 100,000 shares of the Company's common stock at a price of $4.00 per share to an individual, as consideration for consulting and legal services. The warrants are currently exercisable and expire on December 18, 2008.

o In connection with the Company issuing Series D Preferred Stock, the Company issued warrants to purchase up to 211,400 shares of common stock at a purchase price of between $2.38 and $2.69 per share. The warrants are currently exercisable and expire on February 12, 2004.


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

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Stock Option Plan and Warrants Continued

A schedule of the options and warrants is as follows:



                                              Number of             Exercise
                                     ----------------------------  Price Per
                                        Options       Warrants       Share
                                     ------------------------------------------

Outstanding at January 1,
  1998                                      450,200     1,736,625  $3.00 - 8.13
     Granted                                319,960       200,000   2.31 - 5.00
     Forfeited                              (50,000)            -          5.00
                                     ------------------------------------------

Outstanding at December 31,
 1998                                       720,160     1,936,625  $3.00 - 8.13
     Granted                                310,040       801,400   2.30 - 7.50
     Exercised                                    -      (166,980)  2.30 - 3.00
     Expired                                      -       (17,945)  3.00 - 4.00
     Forfeited                             (121,450)            -          5.00
                                     ------------------------------------------

Outstanding at December 31,
  1999                                      908,750     2,553,100  $2.30 - 8.13
                                     ------------------------------------------



9.   Stock-Based Compensation

The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                        Years Ended
                                                        December 31,
                                            ------------------------------------
                                                   1999              1998
                                            ------------------------------------

Net loss - as reported                      $       (3,622,000)  $   (2,759,000)
Net loss - pro forma                        $       (4,433,000)  $   (3,044,000)
Loss per share - as reported                $             (.54)  $         (.69)
Loss per share - pro forma                  $             (.66)  $         (.76)
                                            ------------------------------------


--------------------------------------------------------------------------------
                                                                            F-22

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Stock-Based Compensation Continued

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   December 31,
                                        -----------------------------------
                                               1999             1998
                                        -----------------------------------

Expected dividend yield                 $               -    $           -
Expected stock price volatility                        81%              82%
Risk-free interest rate                               6.0%             5.0%
Expected life of options                       2 - 5 years          6 years
                                        -----------------------------------


The weighted average fair value of options granted during the years ended December 31, 1999 and 1998 are $1.24 and $1.85, respectively.

The following table summarizes information about stock options and warrants outstanding at December 31, 1999:


                            Outstanding                      Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining    Weighted                   Weighted
   Range of                 Contractual    Average                   Average
   Exercise      Number        Life       Exercise      Number       Exercise
    Prices     Outstanding    (Years)       Price     Exercisable     Price
--------------------------------------------------------------------------------

$2.30 - 5.00   2,186,850        3.35     $    3.75    2,114,630   $         3.73
 7.50 - 8.13   1,275,000        1.53          7.55    1,200,000             7.55
--------------------------------------------------------------------------------

$2.30 - 8.13   3,461,850        2.61     $    5.15    3,314,630   $         5.12
--------------------------------------------------------------------------------


10.  Related Party Transactions

The Company has an amended exclusive patent license agreement with a company which owns the patent for the laser-probe used on the Photon machine. This company is owned by a shareholder of the Company. The agreement provides for the payment of a 1% royalty on all sales proceeds related directly or indirectly, to the Photon machine. The agreement terminates on July 7, 2003. Through December 31, 1999, no significant royalties have been paid under this agreement.


--------------------------------------------------------------------------------
                                                                            F-23

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Related Party Transactions Continued

A law firm, of which a former director of the Company is a shareholder, has rendered legal services to the Company. The Company paid this firm $53,000 and $97,000, for the year ended December 31, 1999 and 1998, respectively. As of December 31, 1999, the Company owed this firm $9,000 which is included in accounts payable.

The Company had an investment banking agreement with Win Capital Corp. (Win) for a two year period which may be extended an additional year. A former director of the Company is also a former director of Win. The Company pays a retainer to Win Capital of $2,000 per month for the first six months, $4,000 per month for the second six months and $6,000 per month for the remainder of the contract. The Company also issued a warrant to Win Capital to purchase up to 191,000 shares of common stock at a purchase price of $3.00 per share. In March 1998, the Company issued to Win Capital a warrant to purchase 100,000 shares of the Company's common stock at a price of $3.00 per share. The Company satisfied the cash portion of this agreement in 1999 through the payment of $7,500 and the issuance of 24,200 shares of common stock.

Prior to the initial closing of the Series D Preferred Offering, the Company borrowed $75,000 from Cyn Del, of which a former director of the Company is President, a director and shareholder and $25, 000 from Win Capital. The combined $100,000 loan bore interest at a rate of 10% per annum, and was paid back at the end of six months. The Company issued to Cyn Del warrants to purchase 105,000 shares of Common Stock and Win Capital warrants to purchase 35,000 shares. The Company also entered into a one-year consulting agreement, wherein Cyn Del would provide consulting services to the Company in consideration for a fee of $5,000 per month for the term of the agreement. In April, 1999 the Board of Directors agreed to grant 25,000 warrants to Win and 75,000 warrants to Cyn Del, both at an exercise price of $4.00 per share, if they exercised their outstanding warrants, which they did.



--------------------------------------------------------------------------------
                                                                            F-24

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Supplemental Cash Flow Information

During the year ended December 31, 1999:

o The Company issued common stock in exchange for inventory of $2,528,000, intangible assets of $120,000, equipment of $9,000 and accounts payable of $107,000.

o The Company increased the accumulated deficit and additional paid-in capital by $872,000 due to the difference between the Series D preferred stock conversion price and the common stock fair value.

o The Company acquired property and equipment in exchange for long-term debt of $19,000.


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

o The Company increased the accumulated deficit and additional paid- in capital by $4,870,000 due to the difference between the Series C preferred stock conversion price and the common stock fair value.

o The Company acquired computer equipment in exchange for long-term debt of $36,000.


--------------------------------------------------------------------------------
                                                                            F-25

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Supplemental Cash Flow Information Continued

Actual amounts paid for interest and income taxes are as follows:


                                                    Years Ended
                                                   December 31,
                                        -----------------------------------
                                               1999              1998
                                        -----------------------------------

Interest                                $        15,000   $        33,000
                                        -----------------------------------

Income taxes                            $             -   $             -
                                        -----------------------------------



12.  Export Sales

Total sales include export sales by major geographic area as follows:


                                                    Years Ended
                                                   December 31,
                                        -----------------------------------
Geographic Area                                1999              1998
---------------
                                        -----------------------------------

Far East                                $          556,000  $         3,000
South America                                      266,000          140,000
Middle East                                        151,000          150,000
Europe                                              30,000           11,000
                                        -----------------------------------

                                        $        1,003,000  $       304,000
                                        -----------------------------------


13.  Profit Sharing Plan

The Company has adopted a profit sharing plan pursuant to which an amount equal to 10% of the pretax profits of the Company will be set aside for the benefit of the Company's officers and key employees. This amount will only be paid if the Company's qualified pretax profits exceed $10,000,000 for any fiscal year prior to December 31, 2001.



--------------------------------------------------------------------------------
                                                                            F-26

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14.  Savings Plan

In November 1996, the Company established a 401(k) Retirement Savings Plan for the Company's officers and employees. The Plan provisions include eligibility after six months of service, a three year vesting provision and 100% matching contribution by the Company up to 3% of a participant's compensation. During the years ended December 31, 1999 and 1998, the Company contributed approximately $19,000 and $11,000 to the Plan, respectively.


15.  Commitments and Contingencies

Consulting Agreements

During the year ended December 31, 1999 the Company entered a consulting agreement with a former officer of the Company, which expires in 2004 and requires annual payments of $25,000 through 2003 and a payment of $12,500 in 2004.

During the year ended December 31, 1999 the Company entered into a business development agreement with an individual. The terms of this agreement are for one year and provide for a commission of 10% up to a maximum of $1,000,000 in the event the individual is able to find a party to acquire the Company.

Employment Agreements

The Company has employment agreements with an officer and key employees which expire between December 2001 and December 2002. The agreements provide for aggregate annual compensation of $195,000 through 2001, and $135,000 through 2002. In addition, the Company has entered into agreements which provide for additional payments to be made to the officer in the event the Company has a change of control.

Litigation

The Company may become or is subject to investigations, claims or lawsuits ensuing out of conduct of its business, including those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse effect on its financial position.


--------------------------------------------------------------------------------
                                                                            F-27

                                               PARADIGM MEDICAL INDUSTRIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


16.  Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


17.  Recent Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.


18.  Subsequent Event

On January 28, 2000, the Company entered into a letter of intent with a company to purchase all the outstanding shares of common stock of that company. As consideration for the purchase the Company will issue 750,000 common shares to the company.



--------------------------------------------------------------------------------
                                                                            F-28

Item  8. Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosures
--------------------

   None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

    The executive officers and directors of the Company, their ages and their positions are set forth below:

      Name                      Age         Position

      Thomas F. Motter          51      Chairman of the Board, President and
                                        Chief Executive Officer and acting
                                        Chief Financial Officer
      Robert L. Frome           60      Director
      David M. Silver, Ph.D.    58      Director
      Randall Mackey            54      Director

      The directors are elected for one year terms which expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

      Thomas F. Motter has served as Chairman of the Board of the Company since April 1993. Since December 12,1997 and from May 1994 to August 1997, he has served as President and Chief Executive Officer of the Company. From June 1989 to April 1993, Mr. Motter served as Chief Executive Officer of Paradigm Medical, Inc. which merged with the Company in May 1994. From September 1990 to April 1992, he was employed by HGM Medical Laser Systems as general manager of their International Division. From October 1978 to June 1989, Mr. Motter was employed by SmithKline Beckman's Humphrey Instruments Division, which developed and manufactured advanced ophthalmic diagnostic instruments, serving last as National Sales Manager overseeing all domestic sales in its ophthalmic computer division. Mr. Motter received a B.A. degree in English from Stephen's College in 1970 and an M.B.A. degree from Pepperdine University in 1975.

      Robert L. Frome, has been a director of the Company since September 3, 1998. He has been a Senior Partner at the Olshan Grundman Frome Rosenzweig & Wolosky LLP law firm in New York City for over twenty years. He serves as a director of HealthCare Services Group, Inc., the nation's largest provider of housekeeping, linen and laundry services to long term care facilities, and of NuCo2 Inc., the nation's largest provider of bulk carbon dioxide to restaurant, fast food outlets and convenience stores. Mr. Frome is a trustee of Daytop Village Foundation and The Hospital for Joint Diseases of New York University Medical Center. He received an LL.B. from Harvard Law School in 1961 and LL.M. and B.S. degrees from New York University in 1962 and 1958, respectively.

      David M. Silver, Ph.D. has been re-appointed a director of the Company in January 2000. He had served as a director of the Company from November 1995 to September 1998. Dr. Silver is a Principal Senior Scientist in the Milton S. Eisenhower Research and Technology Development Center at the Johns Hopkins University Applied Physics Laboratory, where he has been employed since 1970. He served as the J. H. Fitzgerald Dunning Professor of Ophthalmology in the Johns Hopkins Wilmer Eye Institute in Baltimore during 1998-99. He received a B.S. degree from Illinois Institute of Technology, an M.A. degree from Johns Hopkins University and a Ph.D. degree from Iowa State University before holding a postdoctoral fellowship at Harvard University and a visiting scientist position at the University of Paris.

      Randall A. Mackey has been re-appointed a director of the Company in January 2000. He had served as a director of the Company from November 1995 to September 1998. Since 1989, Mr. Mackey has been a shareholder of the Salt Lake City law firm of Mackey Price & Williams and its predecessor firms. Mr. Mackey received a B.S. degree in Economics from the University of Utah in 1968, a M.B.A. degree from Harvard University in 1970, a J.D. degree from Columbia University in 1975 and a B.C.L. degree from Oxford University in 1977. Since January 1998, Mr. Mackey has served as a director of Cimetrix Incorporated, a software development company. Mr. Mackey is Vice Chair of the Board of Trustees of Salt Lake Community College.

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

      Marc A. Michelson, M.D. -- Dr. Michelson is an ophthalmologist in Birmingham, Alabama. He received his medical degree at the University of Alabama in 1975, and performed his residency at the Eye Foundation Hospital in Birmingham, Alabama.

      Lawrence E. Noble, M.D. -- Dr. Noble is an ophthalmologist in Provo, Utah. He received his medical degree at the University of Oregon in 1964, and performed his residency at the Good Samaritan Hospital.

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

Board Meetings and Committees

      The Board of Directors held a total of nine meetings during the fiscal year ended December 31, 1999. The Audit Committee of the Board of Directors consists of directors Robert L. Frome, David M. Silver, and Randall A. Mackey. The Audit Committee last met on September 10, 1999. The Audit Committee is primarily responsible for reviewing the services performed by the Company's independent public accountants and internal audit department and evaluating the Company's accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Thomas F. Motter, David M. Silver, and Randall A. Mackey. The Compensation
Committee also last met on September 10, 1999. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options. No director attended fewer than 75% of all meetings of the Board of Directors during the 1999 fiscal year.

      Pursuant to Nasdaq corporate governance requirements recently made applicable to Nasdaq SmallCap Market companies, the Company must have (i) a minimum of two independent directors; (ii) an audit committee with a majority of independent directors; and (iii) an annual stockholders meeting. The Company has and can presently satisfy each of these requirements. Messrs. Frome, Silver, and Mackey qualify as independent directors.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934


Item 10. Executive Compensation

      The following table sets forth, for each of the last three fiscal years, the compensation received by Thomas F. Motter, Chairman of the Board, President, Chief Executive Officer, and acting Chief Financial Officer of the Company all other executive officers (collectively, the "Named Executive Officers") at December 31, 1999 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 1999.


                                                        Summary Compensation Table

                                                                                        Long-Term Compensation
                                   Annual Compensation                            Awards                     Payouts

                                                         Other                  Securities
                                                        Annual     Restricted   Underlying      Long-term    All Other
     Name and                                          Compensa-      Stock      Options/       Incentive    Compensa-
Principal Position    Period   Salary($)    Bonus($)   tion($)(6)    Awards($)    SARs(#)       Payout($)    tion ($)(5)

Thomas F. Motter,     1999(1)   $141,208         0              0          0           50,000(5)      0        $5,000(4)
Chairman of the       1998(2)   $122,497         0              0          0                0         0        $6,000(4)
Board, President      1997(3)   $129,584         0         $5,250          0                0         0             0
and Chief Executive
Officer

Robert W. Millar(6),  1999(1)   $114,383         0              0          0                0         0        $3,125(4)
Vice President of     1998(2)   $121,019         0         $5,250          0                0         0        $6,000(4)
Engineering and       1997(3)    114,675         0              0          0                0         0             0
Manufacturing

Michael W. Stelzer(7),1999(1)   $113,019         0              0          0           20,000(5)      0        $8,000(4)
Secretary/Treasurer,  1998(2)    $78,541         0              0          0                0         0             0
Chief Financial       1997(3)    $20,060         0              0          0                0         0             0
Officer, Chief
Operating Officer,
Vice President of
Operations, Director

(1)  For the fiscal year ended December 31, 1999

(2)  For the fiscal year ended December 31, 1998

(3)  For the fiscal year ended December 31, 1997

(4) The amounts indicated under "Other Annual Compensation" for 1998 and 1999 consist of payments related to the operation of automobiles by the named executive.

(5) On September 10, 1999, the Company granted Mr. Motter and Mr. Stelzer options to purchase 50,000 and 20,000 shares, respectively, of the Company's Common Stock at an exercise price of $4.00 per share. These options expire on September 10, 2004.

(6) Mr. Millar resigned as an officer of the Company on August 27, 1999, and as a director on September 30, 1999.

(7) Mr. Stelzer resigned as an officer and a director of the Company on January 21, 2000.

      The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31,

1999, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 1999.



             Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                        Number of Securities Underlying         Value of Unexercised
                                                           Unexercised Options/SARs         In-the-Money Options/SARs at
                                                             at December 31, 1999(#)             December 31, 1999($)
                     Shares Acquired       Value
       Name          on Exercise (#)   Realized ($)      Exercisable      Unexercisable     Exercisable      Unexercisable
Thomas F. Motter           -0-              -0-              193,450               -0-      193,450                  -0-

Robert W. Millar           -0-              -0-                  -0-           121,450          -0-                  -0-

John W. Hemmer             -0-              -0-               57,450               -0-       57,450                  -0-

Michael W. Stelzer         -0-              -0-               77,450               -0-       77,450                  -0-

Curtis G. Page             -0-              -0-               10,080               -0-        3,360                6,720

Richard D. Dirkson         -0-              -0-                5,040               -0-        5,040                  -0-

Director Compensation

   Steven J. Bayern and Patrick M. Kolenik, who were directors of the Company during 1999, and subsequently resigned as directors on January 21, 2000, and Robert L. Frome were each granted stock options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. Outside directors are also reimbursed for their expenses in attending Board and committee meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor.

Employee 401(k) Plan

      In October 1996, the Company's Board of Directors adopted a 401(k) Retirement Savings Plan. Under the terms of the 401(k) plan, effective as of November 1, 1996, the Company may make discretionary employer matching contributions to its employees who choose to participate in the plan. The plan allows the Board to determine the amount of the contribution at the beginning of each year. The Board adopted a contribution formula specifying that such discretionary employer matching contributions would equal 100% of the participating employee's contribution to the plan up to a maximum discretionary employee contribution of 3% of a participating employee's compensation, as defined by the plan. All persons who have completed at least six months' service with the Company and satisfy other plan requirements are eligible to participate in the 401(k)plan.

1995 Stock Option Plan

      The Company adopted a 1995 Stock Option Plan (the "Plan"), for officers, employees, directors and consultants of the Company on November 7, 1995. The Plan authorized the granting of stock options ("Plan Options")to purchase an aggregate of not more than 300,000 shares of the Company's Common Stock. On February 16,1996, options for substantially all 300,000 shares were granted. On June 9, 1997, the Company's shareholders approved an amendment to the Plan to increase the number of shares of Common Stock reserved from issuance thereunder by an aggregate of 300,000 shares. That same day, 20,000 options each were granted to Michael W. Stelzer, formerly Vice President of Operations and Chief Operating Officer of the Company, and John W. Hemmer, then Vice President of Finance, Treasurer and Chief Financial Officer of the Company. On September 14, 1998, 37,450 options each were granted to Thomas F. Motter, President and Chief Executive Officer of the Company, Robert W. Millar, then Vice President of Engineering and Manufacturing, and Messrs. Stelzer and Hemmer, and 75,000 options each to Patrick M.

Kolenik and Robert L. Frome, two outside directors of the Company at the time.

      On September 10, 1999, 50,000 options were granted to Mr. Motter, 20,000 options were granted to Mr. Stelzer, and 75,000 options were granted each to Messrs. Kolenik, Frome and Steven J. Bayern, the three outside directors of the Company at the time. There are presently outstanding options to purchase 908,750 shares of the Company's Common Stock that have been granted under the Plan. No such options had been exercised as of December 31, 1999.

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

      Options under the Plan may be either incentive stock options ("ISOs"), as such term is defined in the Internal Revenue Code of 1986, as amended, or non-ISOs. ISOs may only be granted to persons who are employees of the Company. Non-ISOs may be granted to any person, including, but not limited to, employees of the Company, independent agents, consultants, as the Board of Directors or the Compensation Committee, as the case may be, believes has contributed, or will contribute, to the success of the Company. The Board of Directors or the Compensation Committee as the case may be, shall determine the exercise price of options granted under the Plan, provided that, in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of voting power of the Company's stock) of the fair market value (as defined in the
Plan) of the Common Stock on the date of grant. The aggregate fair market value (determined at the time of option grant)of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000.

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

Employment Agreements

      The Company entered into employment agreements with each of Thomas F. Motter, Michael W. Stelzer, Robert W. Millar and John W. Hemmer and which commenced on January 1, 1998 and expire on January 1, 2003. The agreements require each employee to devote substantially all of his working time to the Company, provide that each of them may be terminated for "cause" (as provided in the agreements)and prohibit each of them from competing with the Company for two years following the termination of his employment agreement. The agreements provide for the payment of an initial base salary of $135,000 to Mr. Motter, $100,000 to Mr. Stelzer, $125,000 to Mr. Millar and $120,000 to Mr. Hemmer, and became effective as of January 1, 1998. In January 1998, Mr. Hemmer also received a bonus of 50,000 shares of the Company's Common Stock in recognition of the services previously rendered by him. The agreements provide for salary increases and bonuses as shall be determined at the discretion of the Board of Directors.

Profit Sharing Plan

      On February 16, 1996, the Company adopted a Profit Sharing Plan, pursuant to which an amount equal to 10% of the pretax profits of the Company will be set aside for the benefit of the Company's officers and key employees. This funding will be paid to the Company's officers and key employees as follows: Thomas W. Motter, Chairman of the Board, President and Chief Executive Officer--30%; and a pool of 70% to be allocated among the other officers and key employees as determined by the Compensation Committee and approved by the Board of Directors. This funding will only be paid if the Company's qualified pretax profits exceed $10,000,000 for any fiscal year beginning October 1, 1996 and ending December 31, 2001. If the Company's pretax profits reach $10,000,000 for any fiscal year, the entire pretax profits for that year will qualify for the funding. The plan expires at the end of its fifth fiscal year on December 31, 2001, when all funds held will be disbursed.

Limitation of Liability and Indemnification

      The Company re-incorporated in Delaware in February 1996, in part, to take advantage of certain provisions in Delaware's corporate law relating to limitations on liability of corporate officers and directors. The Company believes that the re-incorporation into Delaware, the provisions of its Certificate of Incorporation and Bylaws and the separate indemnification agreements outlined below are necessary to attract and retain qualified persons as directors and officers. The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. This provision is intended to allow the Company's directors the benefit of Delaware General Corporation Law which provides that directors of Delaware corporations may be relieved of monetary liabilities for breach of their fiduciary duties as directors, except under certain circumstances, including breach of their duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation of law, unlawful payments of dividends or unlawful stock repurchases or redemptions or any transaction from which the director derived an improper personal benefit. The Company's Bylaws provide that the Company shall indemnify its officers and directors to the fullest extent provided by Delaware law. The Bylaws authorize the use of indemnification agreements and the Company has entered into such agreements with each of its directors and executive officers.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

      The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 1999 for
(i) each  executive  officer of the  Company  (ii) each  director of the Company
(iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.

                                                  Percent of
Name and Address(1)       Number of Shares        Ownership(2)

Thomas F. Motter(3)         495,083                  5.6%
Douglas MacLeod             418,451                  4.8%
Michael W. Stelzer(4)        77,450                    *
Patrick M. Kolenik (5)       29,577                    *
Robert L. Frome(6)           56,855                    *
Steven J. Bayern(7)               0                    *
Curtis G. Page (8)            3,176                    *
Richard D. Dirkson (9)            0                    *

Executive officers and
directors as a group
     (8 persons)          1,080,592                 12.3%
---------------

*     Less than 1%.

(1) The address for Mr. Motter is c/o Paradigm, 2355 South 1070 West, Salt Lake City, UT, 84119. The address for Mr. Stelzer is 7468 Tall Oaks Drive, Park City, UT 84098. The address for Mr. MacLeod is 1002 South 10th Street, Tacoma, Washington 98405. The address for Mr. Frome is 505 Park Avenue, 16th Floor, New York, New York 10022. The address for Mr. Kolenik is 35 Elizabeth Drive, Laurel Hollow, New York 11791. The address for Mr. Bayern is 5 Cedarwood Court, Laurel Hollow, New York, 11791.
(2)     Assumes no exercise of Class A Warrants.
(3) Includes 300 shares held by Jerry Motter, Mr. Motter's wife, but does not include options to purchase 193,450 shares of Common Stock granted to Mr. Motter under the Company's 1995 Option Plan.
(4) Does not include options to purchase 77,450 shares of Common Stock granted to Mr. Stelzer under the Company's 1995 Option Plan.
(5) Includes 28,570 shares held by an IRA account for the benefit of Mr. Kolenik, does not include options to purchase 150,000 shares of Common Stock granted to Mr. Kolenik, 105,000 shares held by Cyndel & Co., and warrants to purchase 150,000 shares of Common Stock granted by the Company to Cyndel & Co., of which Mr. Kolenik is an officer, director, and 50% owner, 40,200 shares of Common Stock held by Win, and warrants to purchase 435,000 shares of Common Stock granted by the Company to Win, of which Mr. Kolenik is an officer, director, and shareholder.
(6) Does not include options to purchase 150,000 shares of Common Stock granted to Mr. Frome.
(7) Does not include options to purchase 75,000 shares of Common Stock granted to Mr. Bayern, 105,000 shares of Common Stock held by Cyndel & Co., and warrants to purchase 150,000 shares of Common Stock granted by the Company to Cyndel & Co., of which Mr. Bayern is an officer, director, and 50% owner, 40,200 shares of Common Stock held by Win, and warrants to purchase 435,000 shares of Common Stock granted by the Company to Win, of which Mr. Bayern is an officer, director, and shareholder.
(8) Does not include options to purchase 10,080 shares of Common Stock granted to Mr. Page under the Company's 1995 Option Plan.
(9) Does not include options to purchase 5,040 shares of Common Stock granted to Mr. Dirkson under the Company's 1995 Option Plan.

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

      The Company had subcontracted the manufacture of its Precisionist(TM) Ocular Surgery Workstation(TM) to one of its shareholders, Zevex, Inc. ("Zevex") which is located in Salt Lake City, Utah. On September 23, 1996, the Company entered into a Design, Engineering and manufacturing Agreement with Zevex for the engineering and manufacture of the Workstation(TM)and Precisionist(TM). On November 24, 1999 the Company entered into a Mutual Release and Settlement Agreement, in which the Company purchased the remaining finished good and raw material inventory pertaining to the Precisionist(TM), with the intent to take its development and manufacture in house. For the fiscal year ended ended December 31, 1999, the Company purchased design and manufacturing services in the amount of $225,252 from Zevex.

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

      On December 19, 1995, the Company entered into a settlement and release agreement(the "Settlement Agreement") with Douglas A. MacLeod, a significant shareholder of the Company. Pursuant to this agreement, Mr. MacLeod agreed to terminate certain anti-dilution rights granted to him by the Company. Under the terms of this Settlement Agreement, Mr. MacLeod agreed to terminate his anti-dilution rights in consideration for the following:(i) Mr. Motter agreeing to sell to Mr. MacLeod from his personal holdings 61,111 shares of the Company's Common Stock at a purchase price of $611.11, (ii) Mr. Millar agreeing to sell to Mr. MacLeod from his personal holdings 38,889 shares of the Company's Common Stock at a purchase price of $388.89, and (iii) the Company agreeing to issue to MacLeod an additional 20,000 shares of Common Stock. Based on the value assigned by the Company's investment banker, Kenneth Jerome & Company, Inc., of $1.50 per share, the Company recognized $30,000 of expense for the 20,000 shares issued by the Company and $149,000 of expense and additional paid-in-capital for the 100,000 shares sold by Mr. Motter and Mr. Millar. The Company represented in the Settlement Agreement that a public offering of the Company's securities would be completed by June 1, 1996. On May 24, 1996, the Company and Mr. MacLeod amended the Settlement Agreement to indicate that a public offering of the Company's securities would be completed by July 15, 1996. By order dated July 10, 1996, the SEC declared the Company's Registration Statement to be effective and following the sale of the Company's securities, the closing of the public offering occurred on July 25, 1996.

      The Photon(TM) Laser Phaco(TM) system is protected under a United States patent issued in 1987 to Daniel M. Eichenbaum, M.D. (U.S. Patent Number 4,694,828) for the utility and methods of laser ablation, aspiration and irrigation of tissue through a hand-held probe of a unique design and assigned to Photomed, a corporation owned in part by Dr. Eichenbaum. The Company secured the exclusive worldwide right to this patent shortly after its issue, and to the international patents pending, from Photomed by means of a License Agreement that entitled Dr. Eichenbaum to royalty payments equal to 1% of the proceeds from the net commercial sales of the Photon(TM) Laser Phaco(TM) system and accessories in all medical specialties. The License Agreement terminates

July 7, 2003. The License Agreement was amended on December 5, 1997 to allow Photomed the right to conduct research, development and marketing utilizing the patent in certain medical sub-specialties other than ophthalmology for which the Company would receive royalty payments equal to 1% of the proceeds from the net sales of products utilizing the patent.

      Mr. Mackey, a director of the Company from September 1995 to September 3, 1998, and a director since January 21, 2000, is President and a shareholder of the law firm of Mackey Price & Williams, which has rendered legal services to the Company since February 1995 in connection with the Company's public offering and other corporate matters. Legal fees and expenses paid to Mackey Price & Williams for the ended December 31, 1999, the Company paid legal fees and expenses in the amount of $53,324 and at year end owed $8,967.

      Mr. Kolenik, a director of the Company from November 1997 to January 21 2000, and Mr. Bayern, a director of the company from July, 1999, to January 21, 2000, are officers, directors, and shareholders of Win, the placement agent for the Series C Convertible Preferred Stock offering. Under the terms of an agency agreement with Win, the Company agreed to pay to Win a commission equal to 9% of the aggregate purchase price of the Shares sold, or $269,820. Win was also paid a non-accountable expense allowance equal to 3% of the aggregate purchase price of the Shares sold. The Company has also entered into an agreement with Win dated August 20, 1997, wherein Win agreed to perform unspecified investment banking services for the Company for a two year period, for which the Company agreed to pay Win a monthly retainer of $2,000 for the first six months of the agreement, $4,000 per month for the second six months, and $6,000 per month for the remainder of the agreement. In an agreement entered into in February 1999, WIN agreed to accept $7,500 in cash plus $60,500 in Common Stock valued at the close of business April 1, 1999, in addition to a $50,000 finders fee as it relates to the Series D Preferred Stock Offering.

      In addition, the Company issued Win warrants to purchase 191,000 shares of Common Stock at an exercise price of $3.00 per share in connection with the investment banking agreement and additional warrants to purchase 100,000 shares of Common Stock at $3.00 per share for services rendered in the private placement of Series C Convertible Preferred Stock (collectively, the "Win Warrants").

      Prior to the initial closing of the Offering, the Company borrowed $75,000 from Cyndel, of which Messrs. Kolenik and Bayern are each an officer, director, and 50% shareholder, and $25,000 from Win. The combined $100,000 loan bore interest at a rate of 10% per annum, and was paid back at the end of six months. The Company issued to Cyndel five-year warrants to purchase 105,000 shares of Common Stock and Win warrants to purchase 35,000 share of Common Stock, both at an initial exercise price equal $2.30, the closing price of the Company's Common Stock on the business day immediately prior to the issuance date of the warrants. The Company also entered into a one-year consulting agreement, wherein Win would provide financial consulting services to the Company in consideration for a fee of $5,000 per month for the term of the agreement. On April 7, 1999 the Board of Directors agreed to grant 25,000 warrants to Win and 75,000 warrants to Cyndel, both at an exercise price of 4.00 per share, if they exercised their outstanding warrants, which warrants were exercised in June and August of 1999.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

      (a)         Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Table No.                            Document

 2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
 3.1  Certificate of Incorporation(1)
 3.2  Bylaws(1)
 4.1  Specimen Common Stock Certificate (2)
 4.2  Specimen Class A Warrant Certificate(2)
 4.3  Form of Class A Warrant Agreement(2)
 4.4  Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
 4.5  Attorney's Warrant with Mackey Price & Williams(1)
 4.6  Warrant to Purchase Common Stock with Win Capital Corp.(5)
 4.7  Specimen Series C Convertible Preferred Stock Certificate(5)
 4.8 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(5)
10.1  Exclusive Patent License Agreement with Photomed(1)
10.2  Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3  Confidential Disclosure Agreement with Zevex, Inc.(1)
10.4  Indemnity Agreement with Zevex International, Inc.(1)
10.5  Manufacturing Agreement with Sunrise Technologies, Inc.(1)
10.6 Royalty Agreement dated January 30, 1992, with Dennis L. Oberkamp Design Services(1)
10.7 Indemnity Agreement dated January 30, 1992, with Dennis L. Oberkamp Design Services(1)
10.8 Royalty Agreement (for Ultrasonic Phaco Handpiece) with Dennis L. Oberkamp Design Services(1)
10.9  Lease Agreement with Eden Roc
10.10 1995 Stock Option Plan and forms of Stock Option Grant Agreements(1)
10.11 Design, Engineering and Manufacturing Agreement with Zevex, Inc.(4)
10.12 License and Manufacturing Agreement with O.B.F. Labs, Ltd. (5)
10.13 Agreement with Win Capital Corp. (5)
10.14 Securities Exchange Agreement (5)

10.15 Stock   Exchange   for   Satisfaction   of  Debt   Agreement   with  Zevex
      International, Inc. (6)
10.16 Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare Manufacturing Corporation (6)
10.17 Agreement for Purchase and Sale of Assets with Humphrey Systems Division of Carl Zeiss, Inc. (6)
10.18 Employment Agreement with Thomas F. Motter (7)
10.19 Employment Agreement with Robert W. Millar (7)
10.20 Employment Agreement with John W. Hemmer (7)
10.21 Employment Agreement with Michael W. Stelzer (7)
10.22 Change of Control Termination Agreement with Thomas F. Motter (7)
10.23 Change of Control Termination Agreement with Robert W. Millar (7)
10.24 Change of Control Termination Agreement with John W. Hemmer (7)
10.25 Change of Control Termination Agreement with Michael W. Stelzer (7)
10.26 Asset Purchase Agreement with Mentor Corp., Mentor Ophthalmics Inc., and Mentor Medical Inc.
10.27 Transition Services Agreement with Mentor Corp., Mentor Ophthalmics Inc., and Mentor Medical Inc.
10.28 Severance Agreement and General Release with Michael W. Stelzer
10.29 Consulting Agreement with Dr. Michael B. Limberg
10.30 Renewed Consulting Agreement with Dr. Michael B. Limberg
10.31 Mutual Release and Settlement Agreement with Zevex, Inc.
10.32 Consulting Agreement with Douglas Adams
27    Financial Data Schedule

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on December 30, 1996.
(5) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(6) Incorporated by reference from Quarter Report on Form 10-QSB, as filed on August 19, 1998.
(7) Incorporated by reference from Quarter Report on Form 10-QSB, as filed on November 12, 1998.

      (b)  Reports on Form 8-K
           -------------------
        No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PARADIGM MEDICAL INDUSTRIES, INC.



Dated: March 30, 2000                   By:   /s/Thomas F. Motter
                                        ----------------------------------------
                                        Thomas F. Motter, Chairman of the Board,
                                        President and Chief Executive Officer


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.



       Signature                        Title                                            Date
       ---------                        -----                                            ----

/s/Thomas F. Motter             Chairman of the Board,                               March 30, 2000
----------------------          President and Chief Executive Officer
Thomas F. Motter                (Principal Executive Officer)



/s/Randall A. Mackey, Esq.      Secretary and Director                               March 30, 2000
----------------------
Randall A. Mackey, Esq.


/s/Robert L. Frome, Esq.        Director                                             March 30, 2000
----------------------
Robert L. Frome, Esq.


/s/David M. Silver, Ph.D.       Director                                             March 30, 2000
----------------------
David M. Silver, Ph.D.


