Form 10QSB
period 2000-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2000-05-15
CIK 916444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2000                     Commission File Number: 0-28498

PARADIGM MEDICAL INDUSTRIES, INC.

Exact Name of Registrant.

          DELAWARE                                                87-0459536
--------------------------------                                  ---------------
(State or other jurisdiction                                      IRS Identification
of incorporation or organization)                                 Number

2355 S. 1070 W., Salt Lake City, Utah                             84119
-------------------------------------                             ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number,
  including Area Code                                             (801) 977-8970
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

                      YES  X          NO
                          ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Common Stock, $.001 par value                                10,083,990
------------------------------------                         ----------------
      Title of Class                                         Number of Shares
                                                             Outstanding as of
                                                             March 31, 2000

Series A Preferred, $.001 par value                          8,077
------------------------------------                         ----------------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2000

Series B Preferred, $.001  par value                         15,236
-------------------------------------                        ----------------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2000

Series C Preferred, $.001  par value                         0
-------------------------------------                        ----------------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2000

Series D Preferred, $.001 par value                          283,328
------------------------------------                         ----------------
                                                             Number of Shares
                                                             Outstanding as of
                                                             March 31, 2000

Transitional Small Business Disclosure Format
         YES             NO  X
             ---            ---
PARADIGM MEDICAL INDUSTRIES, INC.

FORM 10-QSB

QUARTER ENDED MARCH 31, 2000

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                                No.
                                                                                                               ----

Item 1. Financial Statements

         Balance Sheets (unaudited) - March 31, 2000 and
         December 31, 1999................................................................................. 3

         Statements of Operations (unaudited) for the three months
         ended March 31, 2000 and March 31, 1999 .......................................................... 5

         Statements of Cash Flows (unaudited) for the three months
         ended March 31, 2000 and March 31, 1999........................................................... 6

         Notes to Financial Statements (unaudited)......................................................... 7

Item 2.

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations....................................................................................... 10

                                          PART II - OTHER INFORMATION

         Other Information................................................................................ 12

         Signature Page................................................................................... 15
PARADIGM MEDICAL INDUSTRIES, INC.
BALANCE SHEETS
(UNAUDITED)
                                                                                March 31,        December 31,
                                                                                2000             1999
                                                                                ----             ----
                                                                               (Unaudited)      (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $3,309,000        $ 1,002,000
  Receivables, net                                                                 846,000            561,000
  Inventories                                                                    4,022,000          4,153,000
  Prepaid expense                                                                   80,000             91,000
   Note Receivable                                                                 750,000               -
                                                                                   -------         ----------
        Total current assets                                                     9,007,000          5,807,000
Intangibles, Net                                                                   568,000            611,000
Property and equipment, net                                                        461,000            204,000
                                                                                   -------        -----------
        Total assets                                                           $10,036,000         $6,622,000
                                                                               ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                           197,000            252,000
  Accrued expenses                                                                 222,000            142,000
  Current portion of long term debt                                                 24,000             23,000
                                                                                    ------             ------
        Total current liabilities                                                  443,000            417,000
                                                                                   -------            -------
Capital lease                                                                       20,000             25,000
                                                                                    ------             ------
        Total liabilities                                                          463,000            442,000
                                                                                   -------            -------

Stockholders' equity:
Preferred stock, authorized:
5,000,000 shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 8,077 shares at March 31, 2000, and
        8,077 shares at December 31, 1999                                             -                  -

     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 15,236 shares at March 31, 2000,
        and 19,236 shares at December 31, 1999                                        -                  -

     Series C
        Authorized: 30,000 shares; issued and
        outstanding: 0 shares at March 31, 2000,
        and 500 shares at December 31, 1999                                           -                  -

     Series D
        Authorized: 1,140,000 shares;
        Issued and outstanding: 283,328 shares at
        March 31, 2000, and 313,644 shares at December 31, 1999                       -                  -

Common stock, authorized: 20,000,000 shares, $.001 per value;
issued and outstanding: 10,083,990 shares at March 31, 2000,
and 8,785,578 shares at December 31, 1999                                           10,000              9,000
Additional paid-in-capital                                                      31,330,000         26,564,000
Treasury stock, 2,600 shares, at cost                                               (4,000)            (4,000)
Stock subscription receivable                                                       (8,000)            (8,000)

Accumulated deficit                                                            (21,755,000)       (20,381,000)
                                                                               ------------       ------------
        Total stockholders' equity                                               9,573,000          6,180,000
                                                                                 ---------          ---------
        Total liabilities and stockholders' equi                              $ 10,036,000        $ 6,622,000
                                                                              ============        ===========

                                              PARADIGM MEDICAL INDUSTRIES, INC.
                                                  STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                                                   Three months ended
                                                                                        March 31,
                                                                                        ---------
                                                                                  2000            1999
                                                                                  ----            ----
                                                                              (Unaudited)      (Unaudited)

Sales                                                                           $1,080,000           $102,000
                                                                                ----------           --------
Cost of sales                                                                      541,000             31,000
    Amortization of capitalized engineering and design charges                      43,000             19,000
                                                                                ----------          ---------
    Net cost of sales                                                              584,000             50,000
                                                                                   -------
       Gross profit                                                                496,000             52,000
                                                                                ----------          ---------
Operating expenses:
    Marketing and selling                                                          294,000            200,000
    General and administrative                                                   1,346,000            471,000
    Research and development                                                       261,000            106,000
                                                                                ----------          ---------
       Total operating expenses                                                  1,901,000            777,000
                                                                                ----------          ---------
Operating income (loss)                                                         (1,405,000)          (725,000)
Other income:
    Interest income                                                                 29,000              8,000
    Interest expense                                                                (2,000)            (5,000)
    Other income (expense)                                                           4,000               -
                                                                                ----------          ---------
       Total other income                                                          31 ,000              3,000
                                                                                ----------          ---------
    Net loss                                                                   $(1,374,000)         $(722,000)
                                                                                ----------          ---------

Net loss per common share - basic and diluted                                  $     (0.14)         $   (0.13)
                                                                                ===========         =========

Weighted average outstanding shares - basic and diluted                          9,537,000          5,706,000
                                                                                ===========         =========

                                              PARADIGM MEDICAL INDUSTRIES, INC.
                                                  STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                    Three months ended
                                                                                         March 31,
                                                                                         ---------
                                                                                   2000             1999
                                                                                   ----             ----
                                                                                (Unaudited)       (Unaudited)

Cash flows from operating activities:
  Net loss                                                                     $(1,374,000)        $(722,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                                 57,000            28,000
      Issuance of common stock for compensation, services and payables             763,000           142,000

  (Increase) decrease from changes in:
        Trade accounts receivable                                                 (285,000)          134,000
        Inventories                                                                131,000           (49,000)
        Prepaid expenses                                                            11,000           (12,000)
  Increase (decrease) from changes in:
        Trade accounts payable                                                     (55,000)         (162,000)
        Accrued expenses and deposits                                               80,000            34,000
                                                                                 ----------         --------
      Net cash used in operating activities                                       (672,000)         (607,000)
                                                                                  ---------         --------

Cash flows from investing activities:
  Purchase of property and equipment                                              (271,000)           (6,000)
  Notes receivable                                                                (750,000)             -
                                                                                  ---------         --------
         Net cash used in investing activities                                  (1,021,000)           (6,000)
                                                                                -----------         --------
Cash flows from financing activities:
  Proceeds from exercise of warrants                                             4,004,000              -
   Principle payments on notes payable                                              (4,000)           (3,000)
        Net proceeds for series C stock issue                                         -            1,649,000
  Net proceeds for series D stock issue                                               -                 -
  Proceeds from 12% convertible promissory note                                       -              100,000
                                                                                -----------        ---------
           Net cash provided by financing activities                             4,000,000         1,746,000
                                                                                -----------        ---------

Net increase in cash and cash equivalents                                        2,307,000         1,133,000
Cash and cash equivalents at beginning of period                                 1,002,000           114,000
                                                                                 ---------         ---------
Cash and cash equivalents at end of period                                      $3,309,000        $1,247,000
                                                                                ==========        ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                            $2,000            $5,000
PARADIGM MEDICAL INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
---------------

1. Significant Accounting Policies:

In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (“the Company”) as of March 31, 2000, its results of operations for the three months ended March 31, 1999 and 2000, and its cash flows for the three months ended March 31, 1999 and 2000. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

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

2. Legal Proceedings:

The Company is not a party to any material legal proceedings.

3. Preferred Stock Conversions:

Under the Company’s Articles of Incorporation, holders of the Company’s Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company’s common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three-month period ended March 31, 2000, no shares of Series A Preferred Stock and 4,000 shares Series B Preferred Stock were converted into 4,800 shares Common stock.

In January 1998, the Company’s Board of Directors authorized the issuance of a total of 30,000 shares of non-voting Series C Preferred Stock, $.001 par value, $100 stated value. Each share is convertible into approximately 57.14 shares of common stock at an initial conversion price, subject to adjustments for stock splits, stock dividends and certain combinations or recapitalizations of the Common stock, equal to $1.75 per share of common stock. Holders of the shares of Series C Preferred stock are entitled to 12% non-cumulative dividends. However, the shares shall be entitled to dividends declared on the Company’s common stock on an as-converted basis.

In March 1998, the Company closed a private placement of Series C Preferred Stock, selling 20,030 shares at a price of $100 per share. The net proceeds to the Company from the private placement were approximately $1.7 million.

In January 1998, the Company offered to the holders of $1,070,000 in notes, through an exchange offer the right to exchange their notes for shares of Series C Preferred Stock. In March 1998, notes totaling $995,000 were exchanged for 9,950 shares of Series C Preferred Stock, at $100 per share, totaling $995,000. In September 1998, notes totaling $75,000 were exchanged for 37,500 shares Common Stock at $2 per share, totaling $75,000, and bringing the total of notes converted to $1,070,000.

In September 1998, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933, registering for resale the common shares underlying the Series C Preferred Stock issue. During the three months ended March 31, 2000, 500 shares Series C Preferred Stock were converted to Common, bringing the balance of Series C Preferred shares to zero.

In January 1999, the Company’s Board of Directors authorized the issuance of a total of 1,140,000 shares of non-voting Series D Preferred Stock, $.001 par value per share, $1.75 stated value. Each share initially is convertible into one share of Common Stock. Each share, which remains outstanding on January 1, 2002, shall be automatically converted into one share of Common Stock. Holders of the shares of Series D Preferred Stock are entitled to 10% non-cumulative dividends.

In March 1999, the Company closed a private placement of Series D Preferred Stock, selling 1,140,000 shares at a price of $1.75 per share. The net proceeds to the Company from the private placement were approximately $1.6 million. During the three months ended December 31, 1999, 5,000 shares of Series D Preferred Stock were converted to Common. During the three months ended March 31, 2000, 30,316 shares of Series D Preferred were converted to Common.

In October 1999, the Company sold 520,000 shares Common stock at a price of $3.00 per share. Net proceeds to the Company were approximately $1,420,000. In December 1999, the Company sold 200,992 shares Common stock at a price of $3.00 per share. Net proceeds to the Company were approximately $549,000.

4. Warrants:

In connection with the private placement of Series C Preferred Stock, the Company issued to Win Capital a warrant to purchase 100,000 shares of the Company’s common stock at a price of $3.00 per share, expiring March, 2001. The Company has recorded the fair value of the warrant at $336,000, which is being recognized as a cost of raising the capital in the private placement.

In March 1999, in connection with the private placement of Series D Preferred Stock, the Company issued to KSH Investment Group warrants to purchase 208,000 shares Common Stock at an average price of $2.41 per share, expiring February, 2004. The Company recorded the fair value of the warrant at $361,580, which is being recognized as a cost of raising the capital in the private placement. As of March 31, 2000, 170,000 warrants have been exercised.

Also in connection with the private placement, the Company issued 105,000 warrants to Cyndel & Co. and 35,000 warrants to Win Capital Corp., exercisable at $2.30 per share, expiring January 2004.

In April 1999, the Company issued 75,000 warrants Cyndel & Co. and 25,000 warrants to Win Capital Corp exercisable at $4.00 per share, expiring April 2004, as incentive to exercise the 105,000 and 35,000 warrants, respectively. In June 1999 Cyndel & Co. exercised 105,000 warrants at $2.30 per share. Net proceeds to the Company were $241,500. In August 1999 Win Capital Corp. exercised 35,000 warrants at $2.30 per share. Net proceeds to the Company were $80,500. In January 2000, Cyndel & Co. exercised 75,000 warrants at $4.00 per share, for net proceeds to the Company of $300,000. In March 2000, Win Capital Corp exercised 25,000 warrants at $4.00 per share, for net proceeds to the Company of $100,000.

In October 1999, the Company issued 100,000 warrants to R.F. Lafferty and Co., exercisable at $4.00 per share, expiring October 15, 2004 as compensation for services as an investment banker. R.F. Lafferty & Co. exercised these warrants in January 2000, for net proceeds of $400,000. Using the Black-Scholes calculation, the fair market value of the R. F. Lafferty warrants, the Cyndel 105,000 and 75,000 warrants, and the Win Capital Corp 35,000 and 25,000 warrants, of $155,000, was expensed in 1999.

In March 1999, the Company issued a warrant to an officer of the Company to purchase 125,000 shares of the Company’s Common Stock at a price of $2.63 per share, expiring March, 2004, in connection with his retirement agreement. The board also granted this officer a warrant to purchase 75,000 shares of the Company’s Common Stock at a price of $7.50 per share, expiring July 10, 2001, and exercisable once the warrant for 125,000 shares was fully exercised. As of March 31, 2000, this officer has fully exercised the warrant for 125,000 shares.

In December 1999, under a December 1998 agreement, a consultant was granted a warrant to purchase 50,000 shares of the Company’s Common Stock at a price of $4.75, expiring in November 2004. This warrant vests in May 2000. Using the Black-Scholes valuation, the fair value of the warrant is $133,000, and will be recorded as expense in May 2000.

During the three month period ended March 31, 2000, warrants for a total of 1,017,000 shares of the Company’s Common Stock were exercised. These warrants included Attorney’s warrants, Underwriters’ warrants, KSH Warrants, Note Holders’ warrants, Win Capital warrants, Cyndel & Co. warrants, and Class A Public warrants. Also exercised were approximately 62,000 options previously issued to officers of the Company. Net proceeds for the exercise of warrants and options during this period were approximately $4,004,000.

5. Related Party Transactions:

On January 21, 2000 the Board of Directors granted Thomas F. Motter, CEO and President, 100,000 shares of the Company’s Common Stock. 61,111 shares of this total amount were considered repayment for the 61,111 shares Mr. Motter sold to Douglas A. MacLeod prior to the Company’s initial public offering in July 1996, under a settlement agreement to terminate certain anti-dilution rights granted Mr. MacLeod by the Company. The balance of 38,889 shares was deemed by the Board as a bonus for work done by Mr. Motter since the initial public offering. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $486,000 was recognized.

On January 21, 2000 the Board of Directors granted Michael W. Stelzer, an officer of the Company, 20,000 shares of the Company’s Common Stock as part of a severance agreement, and as part of settlement of Mr. Stelzer’s employment agreement. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $250,000 was recognized.

6. Subsequent Event

Letter of intent to acquire Vismed, Inc., d/b/a Dicon.

MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

General

        The following Management’s Discussion and Analysis of Financial Condition and results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. The Company’s fiscal year runs from January 1 to and including December 31.

        The Company is engaged in the design, development, manufacture and sale of high technology eye care products. Its surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. Its ultrasound diagnostic products include a pachymeter, an A-Scan, an A/B Scan and a biomicroscope, the technology for which was acquired from Humphrey Systems in 1998. In addition, it markets a Blood Flow Analyzer. In October 1999, the Company purchased the inventory and design and production rights another line of surgical equipment, also designed to perform minimally invasive cataract surgery. The line includes the Mentor SIStem™, the Odyssey™, and the Surgitrol™. In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist ThirtyThousand™ in which the Company purchased the raw material and finished goods inventory to bring manufacture of this product in-house. The Company has commenced preparation for ISO 9000 and CE Mark certifications. Activities for the three months ended March 31, 2000, included sales of the Mentor SIStem™ and associated accessories, sales of the ultrasound diagnostic products, and R&D associated with ISO 9000 certification CE Mark batch testing of the Mentor SIStem™, the Precisionist ThirtyThousand™ and production design for the Precisionist ThirtyThousand, Photon, and Mentor lines.

Results of Operations

Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999

        Net sales increased by $978,000, or 959%, to 1,080,000 for the three months ended March 31, 2000, from $102,000 for the comparable period in 1999. This is due to increased sales in diagnostic and surgical equipment, including the Mentor SIStem™ and Odyssey™, and increased sales in disposables and accessories in the first quarter of 2000 over the first quarter of 1999.

        The gross margin for the three months ended March 31, 2000, of 46%, was lower than the gross margin of 52% for the three months ended March 31, 1999. This decrease in sales margin from first quarter 1999 to first quarter 2000 is attributable to the higher percentage of accessories and disposables and diagnostic instruments in the sales mix for the first quarter of 1999 over first quarter 2000. If the amortization of capitalized engineering and design charges, a non-cash expense, is excluded for the three months ended March 31, 2000, and for the same period in 1999, the gross margin was 50% and 70%, respectively.

        Marketing and selling expenses increased by $94,000, or 47%, to $294,000 for the three months ended March 31, 2000, from $200,000 for the comparable period in 1999. This was primarily the result of an increase in sales and marketing personnel, increased sales commissions and increased advertising expense for first quarter 2000 over the same period in 1999.

        General and administrative expenses increased $875,000, or 186% to $1,346,000 for the three months ended March 31, 2000, from $471,000 for the comparable period in 1999. This was the result of the valuation of Common Stock granted two officers of the Company in first quarter 2000 and an increase in consulting expense for first quarter 2000 compared over the same period in 1999.

        Research and development expenses increased $155,000, or 146%, to $261,000 for the three months ended March 31, 2000, from $106,000 for the same period in 1999. This was the result of an increase in personnel and consulting fees for ISO 9000 and CE Mark certification.

        Other income increased $28,000, or 933%, to $31,000 for the quarter ended March 31, 2000 from $3,000 for the same period in 1999. This was primarily due to interest earned on a greater amount in the Company’s cash account in the first quarter of 2000 over the same period in 1999.

Upgrades

        To garner sales, the Company offers the ultrasonic Precisionist system with an unconditional arrangement under which the customer may trade in its Precisionist system to upgrade to a Precisionist ThirtyThousand™ Ocular Surgery Workstation™. Under this arrangement, the customer receives full credit for the trade-in purchase price of the Precisionist system against the price of the new Precisionist ThirtyThousand™ Ocular Surgery Workstation™. As of March 31, 2000, the Company had distributed approximately 51 Precisionist systems under this provision. The gross margin on these original sales was approximately $295,000 or 32%. If all of these customers were to exercise their upgrade privilege, the Company would exchange the Precisionist system for our new Precisionist ThirtyThousand™ Ocular Surgery Workstation™ and refurbish the ultrasonic Precisionist system and sell them in the international market. Any losses on the sale of the refurbished Precisionist systems, which are not expected to be significant, would reduce the gross margin on the Precisionist ThirtyThousand™ Ocular Surgery Workstation™ sales. The total gross margin on the upgrade sales is estimated to be $1,677,000, or 41%. There were no trade-in sales for the year 1999, and no trade-ins for the three months ended March 31, 2000.

Liquidity and Capital Resources

The Company used cash in operating activities of $672,000 for the three months ended March 31, 2000, compared to $607,000 for the three months ended March 31, 1999. The increase in cash used by operating activities for the first three months of 2000 is primarily attributable to an increase in receivables due to increased sales. The Company used cash from investing activities of $1,021,000 for the three months ended March 31, 2000, compared to $6,000 in the same quarter in 1999. The increase in cash used in investing activities in first quarter 2000 is partly the result of the purchase of computer equipment and software to upgrade the Company’s information system and furniture and equipment added with the move to a larger facility. Also, the Company issued a short-term $750,000 promissory note to Vismed, Inc., d/b/a Dicon., due and payable March 18, 2000, with two amendments extending the term to May 18, 2000, at an interest rate of 8% per annum. Net cash provided by financing activities was $4,000,000 for the three months ended March 31, 2000, compared to $1,746,000 for the same period in 1999. The Company received approximately $4,004,000 in first quarter 2000 from the exercise of public and private warrants.

In March 1999, the Company completed a private placement of 1,140,000 shares of Series D Convertible Preferred Stock at $1.75 per share with the net proceeds approximating $1.6 million. Also, in first quarter 1999, proceeds of $100,000 were received from a six-month promissory note.

Based on our 2000 budget and the net proceeds from the exercise of warrants, the Company believes that funds are sufficient to continue operations through December 31, 2000. However, no assurances can be given that the Company’s plan will be successful in achieving positive cash flow or profitability.

The Company will seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of these or other sources on favorable terms, if at all.

The ratio of inventory to sales for the three-month period ended March 31, 2000 was 3.7 compared with 7.5 for the same period in 1999. Purchases of product lines and their associated raw material and finished goods inventories have resulted in abnormally high inventory levels over the course of the past 18 months.

At March 31, 2000, the Company had net operating loss carryforwards (NOLs) of approximately $12,000,000 and research and development tax credit carry forwards of approximately $34,000. These carryforwards are available to offset future taxable income, if any, and begin to expire in the year 2006. The Company’s ability to use NOLs to offset future income is dependant upon the tax laws in effect at the time the NOLs can be utilized. The tax Reform Act of 1996 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

Effect of Inflation and Foreign Currency Exchange

The Company has not realized a reduction in the selling price of the Precisionist phaco system as a result of domestic inflation. Nor has it experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers.

Impact of New Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the results of operations or financial position. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

Part II: Other Information

        On June 26, 1998, the Company entered into a Co-Distribution Agreement (the “Co-Distribution Agreement”) with Pharmacia & Upjohn Company (“Pharmacia & Upjohn”) and National Healthcare Manufacturing Corporation (“National Healthcare”) which provides for the marketing and sale of a range of ophthalmic products. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia & Upjohn, and National Healthcare, will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist Thirty Thousand™ for distribution and sale under the Co-Distribution Agreement. The Pharmacia & Upjohn products to be distributed as part of the Co-Distribution Agreement include the Healon and Healongv viscoelastic solution and the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery.

        On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets (the “Agreement”) with the Humphrey Systems Division of Carl Zeiss, Inc. (“Humphrey Systems”) to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are diagnostic instruments. These include the Ultrasonic Biometer Model 820, the A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging, and end-user collateral materials for each of the product lines. The sum of the agreement was $500,000, payable in the form of 78,947 shares of Common Stock which were issued to Humphrey Systems, and 26,316 shares of Common Stock which were issued to Douglas Adams. If the net proceeds received by Humphrey Systems from the sale of the shares issued pursuant to the Agreement is less than $375,000, after payment of commissions, transfer taxes and other expenses relating to the sale of such shares, the Company is required to issue additional shares of Common Stock, or pay additional funds to Humphrey Systems as is necessary to increase Humphrey System’s net proceeds from the sale of the assets to $375,000. Since Humphrey Systems realized only $162,818 from the sale of 78,947 shares of Paradigm’s common stock, Paradigm issued 80,000 additional shares in January 1999, to enable Humphrey Systems to receive its guaranteed amount. $21,431 was paid to the Company as excess proceeds from the sale of this additional stock.

        The rights to the ophthalmic diagnostic instruments that have been purchased from Humphrey Systems under the Agreement complement both the Company’s cataract surgical equipment and its ocular Blood Flow Analyze&trade. The Ultrasonic Biometer calculates the prescription for the intraocular lens to be implanted during cataract surgery. The Ultrasound Pachymeter measures corneal thickness for the new refractive surgical applications that eliminate the need for eyeglasses and for the optometric applications including contact lense fitting. The A/B Scan System combines the Ultrasonic Biometer and ultrasound imaging for advanced diagnostic testing throughout the eye, and is a viable tool for retinal specialists. The Ultrasound Biomicroscope utilizes microscopic digital ultrasound resolution for detection of tumors and improved glaucoma management.

        In October 1999, the Company entered into an agreement with Mentor Corp. to purchase the rights to develop, manufacture, market and distribute their Phaco product line. The phaco line includes the Mentor SIStem™, the Odyssey™, and the Surg-E-Trol™. The sum of the agreement was $1,500,000, payable in the form of 485,751 shares of Common Stock which were issued to Mentor Corp. Shipments of the Mentor SIStem™ commenced immediately upon purchase and have continued in the first quarter of 2000.

        In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of its Precisionist ThirtyThousand™ Ocular Surgery Workstation™ and Photon™ laser cataract systems, in which the Company terminated its Manufacturing Agreement and completed the purchase from them of outstanding finished goods and raw material inventory. The sum of the agreement was $1,386,750, payable in the form of 300,000 shares of Common Stock. The payment included the outstanding payables to this firm.

Item 6.  Exhibits and Reports on Form 8-K

         None.

         (a)      Exhibits
                  --------
          The following  Exhibits  are filed  herewith  pursuant to Rule 601 of
          Regulation S-B or are incorporated by reference to previous filings.

Table No.        Document
---------       ---------
2.1      Amended   Agreement  and  Plan  of  Merger  between  Paradigm  Medical
         Industries,  Inc.,  a  California  corporation  and  Paradigm  Medical
         Industries, Inc., a Delaware corporation (1)
3.1      Certificate of Incorporation (1)
3.2      Bylaws (1)
4.1      Specimen Common Stock Certificate (2)
4.2      Specimen Class A Warrant Certificate (2)
4.3      Form of Class A Warrant Agreement (2)
4.4      Underwriter's Warrant with Kenneth Jerome & Co., Inc. (3)
4.5      Warrant to Purchase Common Stock with Mackey, Price & Williams (1)
4.6      Warrant to Purchase Common Stock with Win Capital Corp. (5)
4.7      Specimen Series C Convertible Preferred Stock Certificate (5)
4.8      Certificate of the Designations, Powers, Preferences and Rights of the
         Series C Convertible Preferred Stock (5)
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
         Design Services (1)

10.7     Indemnity Agreement dated January 30, 1992, with Dennis L. Oberkamp
         Design Services (1)
10.8     Royalty Agreement (for Ultrasonic Phaco Handpiece) with Dennis L.
         Oberkamp Design Services (1)
10.9     Lease Agreement with Eden Roc (8)
10.10    1995 Stock Option Plan and forms of Stock Option Grant Agreements (1)
10.11    Design, Engineering and Manufacturing Agreement with Zevex, Inc. (4)
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
         and Mentor Medical Inc. (8)
10.27    Transition Services Agreement with Mentor Corp., Mentor Ophthalmics
         Inc., and Mentor Medical Inc. (8)
10.28    Severance Agreement and General Release with Michael W. Stelzer (8)
10.29    Consulting Agreement with Dr. Michael B. Limberg (8)
10.30    Renewed Consulting Agreement with Dr. Michael B. Limberg (8)
10.31    Mutual Release and Settlement Agreement with Zevex, Inc. (8)
10.32    Consulting Agreement with Douglas Adams (8)
10.33    Letter of Intent with Vismed, Inc., d/b/a Dicon (9)
10.34    Promissory Note with Vismed, Inc., d/b/a Dicon
10.35    Security Agreement with Vismed, Inc., d/b/a Dicon
10.36    Amendment to Promissory Note with Vismed, Inc., d/b/a Dicon
10.37    Second Amendment to Promissory Note with Vismed, Inc. d/b/a Dicon
27.      Financial Data Schedule
-----
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
(5)      Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(6)      Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 19, 1998.
(7)      Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on November 12, 1998.
(8)      Incorporated by reference from Annual Report on Form 10-KSB, as filed on March 30, 2000.
(9)      Incorporated by reference from Form 8-K, as filed on February 17, 2000.

         (b) Reports on form 8-K
             -------------------
          On February 17, 2000, the Company filed a report on Form 8-K regarding entering into a letter of intent to acquire Vismed, Inc., a California corporation, d/b/a Dicon.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT
PARADIGM MEDICAL INDUSTRIES, INC.
Registrant

DATED: May 15, 2000              By:      Thomas F. Motter
                                          ----------------
                                          Thomas F. Motter
                                          Chairman of the Board, President,
                                          Chief Executive Officer, and Chief
                                          Financial Officer (Principle Executive,
                                          Financial, and Accounting Officer)

DATED: May 15, 2000              By:      Randall A. Mackey, Esq.
                                          ----------------------
                                          Randall A. Mackey, Esq.
                                          Secretary and Director