Form 10QSB
period 2000-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2000-08-16
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000                  Commission File Number: 0-28498

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                            Exact Name of Registrant.

          DELAWARE                                                  87-0459536
----------------------------                                  ------------------
(State or other jurisdiction                                  IRS Identification
of incorporation or organization)                                    Number

2355 South 1070 West, Salt Lake City, Utah                            84119
---------------------------------------------------                   --------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number,
including Area Code                                               (801) 977-8970
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
            YES  X          NO
                ----          ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Common Stock, $.001 par value                                11,559,187
-----------------------------                                ----------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2000

Series A Preferred, $.001 par value                          5,957
-----------------------------------                          -----
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2000

Series B Preferred, $.001  par value                         15,236
------------------------------------                         ------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2000

Series C Preferred, $.001  par value                         0
------------------------------------                         ---
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2000

Series D Preferred, $.001 par value                          52,500
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             June 30, 2000
Transitional Small Business Disclosure Format
         YES             NO  X
            ----           ----

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION




Page

No.

----


Item 1.  Financial Statements
-------
         Balance Sheets (unaudited) - June 30, 2000.......................................... 3

         Statements of Operations (unaudited) for the three months and the six months ended June 30, 2000 and June 30, 1999 ...............................................5

         Statements of Cash Flows (unaudited) for the six months
         ended June 30, 2000 and June 30, 1999 .............................................. 6

         Notes to Financial Statements (unaudited)............................................7


Item 2.
-------

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations..........................................................................10


                           PART II - OTHER INFORMATION

         Other Information...................................................................13

         Signature Page......................................................................16




                        PARADIGM MEDICAL INDUSTRIES, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                             June 30,
                                                                               2000
                                                                          -------------
                                                                           (Unaudited)
ASSETS
Current Assets
  Cash & Cash Equivalents                                                       2,850,000
  Receivables, Net                                                                907,000
  Prepaid Expenses                                                                116,000
  Inventory                                                                     5,822,000
  Notes Receivable                                                                 11,000
                                                                          ---------------
                                                   Total Current Assets         9,706,000
Inventory - Noncurrent                                                             62,000
Intangibles, Net                                                                1,580,000
Property and Equipment, Net                                                       672,000
Deposits and Other Assets                                                          86,000
                                                                          ---------------
                                                           Total Assets        12,106,000
                                                                          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                                          559,000
  Accrued Expenses                                                                890,000
  Current Portion of Long-term Debt                                                96,000
                                                                          ---------------
                                             Total Current Liabilities          1,545,000

  Long-term Debt                                                                   17,000
                                                                          ---------------
                                                      Total Liabilities         1,562,000

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,957 shares at June 30, 2000
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 15,236 shares at June 30, 2000
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at June 30, 2000
     Series D
        Authorized: 1,140,000 shares; issued and outstanding: 52,500 shares at June 30, 2000

Common Stock, Authorized:
20,000,000 Shares, $.001 par value; issued and
outstanding: 11,599,187 shares at June 30, 2000                                    12,000
Additional paid-in-capital                                                     37,430,000
Treasury Stock, 2,600 shares, at cost                                              (4,000)
Stock Subscription Receivable                                                      (8,000)
Accumulated Deficit                                                           (26,886,000)
                                                                          ---------------
                                             Total Stockholders' Equity        10,544,000
                                                                          ---------------
                             Total Liabilities and Stockholders' Equity      $ 12,106,000
                                                                          ===============


                        PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                        Three Months Ended            Six Months Ended
                                            June 30,                       June 30,
                                          ------------                   ------------
                                      2000           1999           2000           1999
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Sales                                 1,695,000      1,455,000      3,716,000      3,752,000
                                  -------------  -------------  -------------  -------------
  Cost of Sales                       1,044,000        765,000      2,174,000      1,766,000
  Amortization of Capitialized
  Engineering, Design, and
  Production Right Charges               44,000         18,000         87,000         43,000
                                   ------------   ------------   ------------   ------------
  Net Cost of Sales                   1,088,000        783,000      2,261,000      1,809,000
                                   ------------   ------------   ------------   ------------
                    Gross Profit        607,000        672,000      1,455,000      1,943,000
                                   ------------   ------------   ------------   ------------
Operating Expenses:
  Marketing and Selling               1,178,000        678,000      1,891,000      1,292,000
  General and Administrative          1,157,000        647,000      2,672,000      1,099,000
  Research and Development              412,000        233,000        817,000        499,000
                                   ------------   ------------   ------------   ------------
        Total Operating Expenses      2,747,000      1,558,000      5,380,000      2,890,000
                                   ------------   ------------   ------------   ------------
Operating Income (Loss)              (2,140,000)      (886,000)    (3,925,000)      (947,000)

Other Income and (Expense):
  (Loss) gain from Discontinued
    Product                              (1,000)       (95,000)        14,000       (182,000)
  Interest Income                        45,000          8,000         75,000         18,000
  Interest Expense                        3,000        (13,000)        (7,000)       (23,000)
  Other Income (Expense)                  6,000              -         10,000         (1,000)
                                   ------------   ------------   ------------   ------------
    Total Other Income and
    (Expense)                            53,000       (100,000)        92,000       (188,000)
                                   ------------   ------------   ------------   ------------

    Net loss before provision        (2,087,000)      (986,000)    (3,833,000)    (1,135,000)
       for income taxes            ============      =========      =========      =========

Provision for income taxes                    -              -              -              -
                                   ------------   ------------   ------------   ------------
                        Net Loss     (2,087,000)      (986,000)    (3,833,000)    (1,135,000)
                                   ============   ============   ============   ============

Net Loss Per Common Share - Basic
    and Diluted                           (.19)           (.13)          (.36)          (.16)
                                          =====           =====          =====          =====
Weighted Average Outstanding
    Shares - Basic and Diluted      11,214,000       7,737,000     10,847,000      7,182,000
                                   ============   ============   ============   ============


                        PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months       Six Months
                                                            ended 6/30/00    ended 6/30/99
                                                            (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                                       (3,833,000)          (1,135,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                                224,000              147,000
       Issuance of Common Stock for Compensation,
          Services and Payables                                     957,000              154,000
       Issuance of Stock Option/Warrant for Services                133,000                    -
       Provision for Losses on Receivables                          (22,000)                   -

(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                    845,000             (679,000)
       Inventories                                                 (499,000)            (548,000)
       Prepaid Expenses                                             112,000              128,000
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                        11,000              254,000
       Accrued Expenses and Deposits                                (93,000)              (2,000)
                                                            ---------------      ---------------
       Net Cash Used in Operating Activities                     (2,165,000)          (1,681,000)
                                                            ---------------      ---------------
Cash Flow from Investing Activities:
  Purchase of Property and Equipment                               (407,000)            (139,000)
  Proceeds from Sale of Stock                                             -               21,000
  Patents and Intangibles                                            (7,000)                   -
  Sale of Long-term Investment                                            -                    -
  Net Cash Paid in Acquisition                                      (95,000)                   -
  Notes Receivable                                                  (11,000)                   -
                                                            ---------------      ---------------
       Net Cash Used in Investing Activities                       (520,000)            (118,000)
                                                            ---------------      ---------------
Cash Flows from Financing Activities:
  Proceeds from Exercise of Warrants and Options                  4,525,000              242,000
  Proceeds from 12% CV Promissory Note                                    -              100,000
  Principle Payments on Notes Payable                              (108,000)             (18,000)
  Proceeds from Bank Line of Credit                                       -              330,000
  Net Proceeds from Series D Stock Issue                                  -            1,651,000
  Sale of Common Stock                                                    -              495,000
                                                            ---------------      ---------------
       Net Cash Provided by Financing Activities                  4,417,000            2,800,000
                                                            ---------------      ---------------
Net Increase in Cash and Cash Equivalents                         1,732,000            1,001,000
Cash and Cash Equivalents at Beginning of Period                  1,118,000              161,000
                                                            ---------------      ---------------
Cash and Cash Equivalents at End of Period                        2,850,000            1,162,000
                                                            ===============      ===============
Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                              6,629               23,000
                                                            ===============      ===============


                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                        Significant Accounting Policies:
                        --------------------------------

In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. ("the Company") as of June 30, 2000 and the results of its operations for the three and six months ended June 30, 1999 and 2000, and its cash flows for the six months ended June 30, 1999 and 2000. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

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

                          Preferred Stock Conversions:
                          ----------------------------

Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended June 30, 2000 2,120 shares of Series A Preferred Stock and 4,000 of Series B Preferred Stock were converted into common stock.

During the three months ended June 30, 2000, 230,828 shares Series D Preferred stock were converted to 230,828 shares of the Company's Common stock.


                                    Warrants:
                                    ---------

During the three month period ended June 30, 2000, warrants for a total of 136,825 shares of the Company's Common Stock were exercised. These warrants included KSH Warrants, Win Capital Corp. Warrants, Cyndel & Co., Inc. Warrants, and Class A Public Warrants. Net proceeds for the exercise of warrants and options during this period were approximately $490,000.


                           Related Party Transactions:
                           ---------------------------

On January 21, 2000 the Board of Directors granted Thomas F. Motter, CEO and President, 100,000 shares of the Company's Common Stock. 61,111 shares of this total amount were considered repayment for the 61,111 shares Mr. Motter sold to Douglas A. MacLeod prior to the Company's initial public offering in July 1996, under a settlement agreement to terminate certain anti-dilution rights granted Mr. MacLeod by the Company. The balance of 38,889 shares was deemed by the Board as a bonus for work done by Mr. Motter since the initial public offering. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $486,000 was recognized.


On January 21, 2000 the Board of Directors granted Michael W. Stelzer, an officer of the Company, 20,000 shares of the Company's Common Stock as part of a severance agreement, and as part of settlement of Mr. Stelzer's employment agreement. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $250,000 was recognized.



On June 5, 2000 the Company issued Mark Miehle 28,500 shares of the Company's Common stock for a signing bonus as part of Mr. Miehle's employment agreement. The market price on the date of the grant was $6.8125 per share, and compensation expense in the amount of $194,000 was recognized.



                       Supplemental Cash Flow Information
                       ----------------------------------

During the six months ended June 30, 2000 the Company acquired the assets and liabilities of Ocular Blood Flow, Ltd. (OBF) in a purchase transaction. The transaction required the payment of $100,000 and 100,000 shares of common stock. The Company recorded the following:

Acconts receivable                                           22,000
Prepaids                                                     18,000
Inventory                                                    28,000
Intangibles                                                 799,000
Property, Plant and Equipments                               25,000
Accounts payable                                            (48,000)
Accrued liabilities                                          (8,000)
Debt                                                        (66,000)
Common stock issued                                        (675,000)
                                                --------------------
Net cash paid                                                95,000
                                                ====================




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

The Company is engaged in the design, development, manufacture and sale of high technology eye care products. Its surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. Its diagnostic products include a pachymeter, a A-Scan, a A/B Scan, a biomicroscope, a perimeter, a corneal topographer, and a blood flow analyzer. The ultrasound diagnostic product technology was acquired from Humphrey Systems in 1998. In October 1999, the Company purchased the inventory, design and production rights of a surgical equipment line, also designed to perform minimally invasive cataract surgery. The line includes the Mentor SIStem(TM), the Odyssey(TM), and the Surgitrol(TM). In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist ThirtyThousand(TM)which allowed the Company to purchase the raw material and finished goods inventory and to bring manufacture of this product in-house. The Dicon(TM)Perimeter and the Dicon(TM) Topographer were acquired from Vismed in June 2000. The blood flow analyzer was acquired with the purchase of Ocular Blood Flow, Ltd. (OBF) also in June 2000. The Company has received approval for ISO 9000 and CE Mark certifications. Activities for the three and six months ended June 30, 2000, included sales of the Mentor SIStem(TM) and associated accessories, sales of the ultrasound diagnostic products, sales for the Dicon(TM)products. Other activities include R&D expenditures associated with ISO 9000 certification and transaction costs in connection Vismed and OBF.

                              Results of Operations

 Three Months Ended June 30, 2000, Compared to Three Months Ended June 30, 1999

Net sales increased by $240,000, or 16.5%, to $1,695,000 for the three months ended June 30, 2000, from $1,455,000 for the comparable period in 1999. This was due to increased sales in diagnostic and surgical equipment.

The gross margin for the three months ended June 30, 2000, of 36%, was lower than the gross margin of 46% for the three months ended June 30, 1999. This decrease in the gross margin from second quarter 1999 to second quarter 2000 was related to the Company previously using outside production facilities, in addition to pre-production costs previously expensed through Research and Development.


Marketing and selling expenses increased by $500,000, or 74%, to $1,178,000 for the three months ended June 30, 2000, from $678,000 for the comparable period in 1999. This was primarily the result of an increase in sales and marketing personnel and increased sales commissions and advertising expense for second quarter 2000 as compared to the same period in 1999.

General and administrative expenses increased by $510,000, or 79% to $1,157,000 for the three months ended June 30, 2000, from $647,000 for the comparable period in 1999. This was primarily due to increased cost related to transactions to acquire Dicon and OBF, which took place during the second quarter.

Research and development expenses increased by $179,000, or 77%, to $412,000 for the three months ended June 30, 2000, from $233,000 for the same period in 1999. This was the result of an increase in personnel and consulting fees in connection with ISO 9000, CE Mark certification, and FDA submission.

Other income increased by $153,000, or 153%, to $53,000 for the quarter ended June 30, 2000 from a loss of $100,000 for the same period in 1999. This was primarily due to interest earned on a greater amount of funds in the Company's cash account in the second quarter of 2000 as compared to the same period in 1999.


Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999

Net sales decreased by $36,000, or 1%, to $3,716,000 for the six months ended June 30, 2000, from $3,752,000 for the comparable period in 1999. This figure is in-line with current projections as the Company ramps up for sales in the second half of 2000.

The gross margin for the six months ended June 30, 2000, of 39%, was lower than the gross margin of 52% for the six months ended June 30, 1999. This decrease in sales margin from June 30, 1999 compared to June 30, 2000 was related to the Company previously using outside production facilities, in addition to pre-production costs previously expensed through Research and Development.

Marketing and selling expenses increased by $599,000, or 46%, to $1,891,000 for the six months ended June 30, 2000, from $1,292,000 for the comparable period in 1999. This was primarily the result of an increase in sales and marketing personnel, increased sales commissions and increased advertising expense for six months of 2000 as compared to the same period in 1999.

General and administrative expenses increased by $1,573,000, or 143% to $2,672,000 for the six months ended June 30, 2000, from $1,099,000 for the comparable period in 1999. This was the result of having recorded the fair market value of Common Stock granted to two officers of the Company in the first quarter 2000, in addition to the costs related to transactional expenses to acquire Dicon and OBF, and the recording of the Black-Scholes expense for first six months of 2000 compared to the same period in 1999.

Research and development expenses increased by $318,000, or 64%, to $817,000 for the six months ended June 30, 2000, from $499,000 for the same period in 1999. This was the result of an increase in personnel and consulting services in connection with the ISO 9000, CE Mark certification, and FDA submission.

Other income increased by $280,000, or 149%, to $92,000 for the first six months ended June 30, 2000 from a loss of $188,000 for the same period in 1999. This was primarily due to interest earned on a greater amount of funds in the Company's cash account in the first six months of 2000 compared to the same period in 1999.

                         Liquidity and Capital Resources

The Company used cash in operating activities of $2,165,000 for the six months ended June 30, 2000, compared to $1,681,000 for the six months ended June 30, 1999. The increase in cash used by operating activities for the first six months of 2000 was primarily attributable to the Net Operating Loss. The Company used cash from investing activities of $520,000 for the six months ended June 30, 2000, compared to $118,000 in the same period in 1999. The increase in cash used in investing activities in first six months 2000 was partly the result of the purchase of computer equipment and software to upgrade the Company's information system and furniture and equipment added with the move to a larger facility. Net cash provided by financing activities was $4,417,000 for the six months ended June 30, 2000, compared to $2,305,000 for the same period in 1999. The Company received approximately $490,000 in second quarter of 2000 from the exercise of public and private warrants.

In March 1999, the Company completed a private placement of 1,140,000 shares of Series D Convertible Preferred Stock at $1.75 per share with the net proceeds approximating $1.6 million. Also, in first quarter of 1999, proceeds of $100,000 were received from a six-month promissory note.

Based on our 2000 budget and the net proceeds from the exercise of warrants, the Company believes that funds are sufficient to continue operations through December 31, 2000. However, no assurances can be given that the Company's plan will be successful in achieving positive cash flow or profitability.

The Company will seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of these or other sources on favorable terms, if at all.

The ratio of inventory to sales for the three-month period ended June 30, 2000 was 3.43 compared with 2.07 for the same period in 1999. Purchases of product lines and their associated raw material and finished goods inventories have resulted in abnormally high inventory levels.

The Company's ability to use Net Operating Loss Carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time the NOLs can be utilized. The Tax Reform Act of 1996 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.


                Effect of Inflation and Foreign Currency Exchange

The Company has not realized a reduction in the selling price of the Precisionist Phaco system as a result of domestic inflation. Nor has it experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers.

                     Impact of New Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. In addition, the FASB has issued SFAS 138 which amends certain parts of SFAS 133. The Company believes that the adoption of SFAS 133 and 138 will not have any material effect on the financial statements of the Company.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the results of operations or financial position. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

                                    Upgrades

To garner sales, the Company offers the ultrasonic Precisionist system with an unconditional arrangement under which the customer may trade in its Precisionist system to upgrade to a Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM) . Under this arrangement, the customer receives full credit for the trade-in purchase price of the Precisionist system against the price of the new Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM). As of June 30, 2000, the Company had distributed approximately 51 Precisionist systems under this provision. If all of these customers were to exercise their upgrade privilege, the Company would exchange the Precisionist system for our new Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM) and refurbish the ultrasonic Precisionist system and sell them in the international market. There were no trade-in sales for the year 1999, and no trade-ins for the three months ended June 31, 2000.

                           Part II: Other Information


On June 26, 1998, the Company entered into a Co-Distribution Agreement (the "Co-Distribution Agreement") with Pharmacia & Upjohn Company ("Pharmacia & Upjohn") and National Healthcare Manufacturing Corporation ("National Healthcare") which provides for the marketing and sale of a range of ophthalmic products. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia & Upjohn, and National Healthcare, will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist Thirty Thousand(TM) for distribution and sale under the Co-Distribution Agreement. The Pharmacia & Upjohn products to be distributed as part of the Co-Distribution Agreement include the Healon and Healongv viscoelastic solution and the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery. This agreement was renewed in April of 2000.

On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets (the "Agreement") with the Humphrey Systems Division of Carl Zeiss, Inc. ("Humphrey Systems") to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are diagnostic instruments. These include the Ultrasonic Biometer Model 820, the A Scan System, A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging, and end-user collateral materials for each of the product lines. The sum of the agreement was $500,000, payable in the form of 78,947 shares of Common Stock which were issued to Humphrey Systems, and 26,316 shares of Common Stock which were issued to Douglas Adams. If the net proceeds received by Humphrey Systems from the sale of the shares issued pursuant to the Agreement is less than $375,000, after payment of commissions, transfer taxes and other expenses relating to the sale of such shares, the Company is required to issue additional shares of Common Stock, or pay additional funds to Humphrey Systems as is necessary to increase Humphrey System's net proceeds from the sale of the assets to $375,000. Since Humphrey Systems realized only $162,818 from the sale of 78,947 shares of Paradigm's common stock, Paradigm issued 80,000 additional shares in January 1999, to enable Humphrey Systems to receive its guaranteed amount. The amount of $21,431 was paid to the Company as excess proceeds from the sale of this additional stock.

The rights to the ophthalmic diagnostic instruments that have been purchased from Humphrey Systems under the Agreement complement both the Company's cataract surgical equipment and its ocular Blood Flow Analyzer. The Ultrasonic Biometer calculates the prescription for the intraocular lens to be implanted during cataract surgery. The Ultrasound Pachymeter measures corneal thickness for the new refractive surgical applications that eliminate the need for eyeglasses and for the optometric applications including contact lense fitting. The A/B Scan System combines the Ultrasonic Biometer and ultrasound imaging for advanced diagnostic testing throughout the eye, and is a viable tool for retinal specialists. The Ultrasound Biomicroscope utilizes microscopic digital ultrasound resolution for detection of tumors and improved glaucoma management.

In October 1999, the Company entered into an agreement with Mentor Corp. to purchase the rights to develop, manufacture, market and distribute their Phaco product line. The phaco line includes the Mentor SIStem(TM) , the Odyssey(TM), and the Surg-E-Trol(TM). The sum of the agreement was $1,500,000, payable in the form of 485,751 shares of Common Stock which were issued to Mentor Corp. Shipments of the Mentor SIStem(TM)commenced immediately upon purchase and have continued in the second quarter of 2000.

In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of its Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM) and Photon(TM) laser cataract systems, in which the Company terminated its Manufacturing Agreement and completed the purchase from them of outstanding finished goods and raw material inventory. The sum of the agreement was $1,386,750, payable in the form of 300,000 shares of Common Stock. The payment included the outstanding payables to this firm.

In June 2000, the Company entered into a pooling of interests reorganization with Vismed. Vismed, a privately held company located in California, was founded in 1989 and manufactures and distributes Dicon branded diagnostic products. These products include a perimeter used in the detection and monitoring of glaucoma and a corneal topographer used to measure the curvature of the cornea which is useful the fitting of contact lenses and refractive surgery. The transaction was completed in exchange for 921,500 shares of Common Stock. Under the terms of the transaction and in accordance with the requirements of a pooling all Vismed employee stock options were converted into the Company's stock option plan.

In June 2000 the Company completed the purchase of Ocular Blood Flow Ltd. (OBF). OBF manufactures a blood flow analyzer representing proprietary technology for measuring blood flow to the eye. Many clinicals have been performed demonstrating the clinical efficacy of the product in glaucoma.

Strategically the company feels the Vismed and OBF acquisitions add to the diagnostic product line-up and provide experienced management to assist the Company in its transition into the growth phase.

Overall, the Company has invested heavily into all departments in anticipation of FDA Approval for it's Photon Laser Surgical System and the new product lines obtained through the acquisitions.

                            Item 1. Legal Proceedings

                                   .........

The Company is not a party to any legal proceedings outside the ordinary course of its business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company or its business.


Item 6. Exhibits and Reports on Form 8-K

None.

(a) Exhibits
--------
The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.



    Exhibit No.            Document
    -----------            --------

      2.1        Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
      3.1        Certificate of Incorporation(1)
      3.2        Bylaws(1)
      4.1        Warrant Agency Agreement with Continental Stock Transfer & Trust Company(3)
      4.2        Specimen Common Stock Certificate (2)
      4.3        Specimen Class A Warrant Certificate(2)
      4.4        Form of Class A Warrant Agreement(2)
      4.5        Underwriter's  Warrant with Kenneth Jerome & Co., Inc.(3)
      4.6        Warrant to Purchase  Common  Stock with Note  Holders re bridge  financing(1)
      4.7        Warrant to Purchase  Common  Stock with  Mackey  Price &  Williams(1)
      4.8        Warrant to Purchase  Common  Stock with Win Capital  Corp.(4)
      4.9        Specimen Series C Convertible  Preferred Stock  Certificate(4)
      4.10       Certificate of  the  Designations,   Powers,  Preferences  and  Rights  of  the  Series  C
                 Convertible Preferred Stock(4)
      4.11       Specimen Series D Convertible Preferred Stock Certificate (7)
      4.12       Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible
                 Preferred Stock (10)
      4.13       Warrant to Purchase Common Stock with Win Capital Corp. (7)
      4.14       Warrant to Purchase Common Stock with Cyndel & Co. (7)
      4.15       Warrant Agreement with KSH Investment Group, Inc. (7
      4.16       Warrant to Purchase Common Stock with John R. Hemmer (7)
      4.17       Warrant to Purchase Common Stock with R.F. Lafferty & Co., Inc.(7)
      4.18       Warrant to Purchase Common Stock with Dr. David B. Limberg
      4.19       Warrant to Purchase Common Stock with John R. Hemmer
     10.1        Exclusive Patent License Agreement with Photomed(1)
     10.2        Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
     10.3        Lease Agreement with Eden Roc (4)
     10.4        1995 Stock Option Plan and forms of Stock Option Grant Agreements(1)
     10.5        Form of Promissory Note with Note Holders re bridge financing(1)
     10.6        Co-Distribution Agreement with Pharmacia & Upjohn Company and National
                 Healthcare Manufacturing Corporation (5)
     10.7        Agreement for Purchase and Sale of Assets with Humphrey Systems Division of Carl Zeiss, Inc.(5)
     10.8        Employment Agreement with Thomas F. Motter(6)
     10.9        Asset Purchase Agreement with Mentor Corp., Mentor Opthalmics, Inc., and Mentor Medical, Inc. (8)
     10.10       Transition Services Agreement with Mentor Corp., Mentor Opthalmics, Inc., and Mentor Medical, Inc. (8)
     10.11       Severance Agreement and General Release with Michael W. Stelzer (8)
     10.12       Consulting Agreement with Dr.Michael B. Limberg (8)
     10.13       Renewed Consulting Agreement with Dr. Michael B. Limberg
     10.14       Mutual Release and Settlement Agreement with Zevex International, Inc. (8)
     10.15       Consulting Agreement with Douglas Adams (8)
     10.16       Agreement and Plan of Reorganization with Paradigm Subsidiary, Inc. and Vismed, Inc. d/b/a
                 Dicon (9)
     10.17       Agreement and Plan of Merger with Paradigm Subsidiary, Inc. and Vismed, Inc. d/b/a Dicon (9)
     10.18       Registration rights Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc.,
                 d/b/a Dicon (9)
     10.19       Indemnification Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed,
                 Inc., d/b/a Dicon (9)
     10.20       Consulting Agreement with Cyndel & Co., Inc.


     10.21       Stock Purchase Agreement with Ocular Blood Flow, Ltd. and Malcolm Redman
     10.22       Consulting Agreement with Malcolm Redman
     10.23       Royalty Agreement with Malcolm Redman
     10.24       Registration Rights Agreement with Malcolm Redman
     27.         Financial Data Schedule
     ----------------------------

     (1)         Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
     (2)         Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as
                 filed on May 14, 1996.
     (3)         Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as
                 filed on June 13, 1996.
     (4)         Incorporated by reference from Annual Report on Form 10-KSB,  as filed on April 16, 1998
     (5)         Incorporated  by reference from Quarterly  Report on Form 10-QSB,  as filed on August 19, 1998.
     (6)         Incorporated  by reference from Quarterly Report on Form 10-QSB, as filed on November 12, 1998.
     (7)         Incorporated by reference from Registration  Statement on Form SB-2, as filed on April 29, 1999.
     (8)         Incorporated  by reference from Annual Report on Form 10-KSB,  as filed on March 30, 2000.
     (9)         Incorporated by reference from Report on Form 8-K, as filed on June 5, 2000.



(b) Reports on form 8-K
    -------------------

On February 17, 2000, the Company filed a report on Form 8-K regarding entering into a letter of intent to acquire Vismed, Inc., a California Corporation, d/b/a Dicon.

On June 5, 2000, the Company filed a Report on Form 8-K regarding completion of the transaction to acquire Vismed, Inc. d/b/a Dicon.

On August 7, 2000, the Company filed an Amended Report on Form 8-K regarding completion of the transaction to acquire Vismed, Inc. d/b/a/ Dicon.



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

                                             REGISTRANT

                                             PARADIGM MEDICAL INDUSTRIES, INC.
                                             ---------------------------------
                                             Registrant






DATED: August 14, 2000 By: Mark R. Miehle
                           -----------------
                           Mark R. Miehle
                           President and Chief Operating Officer



DATED: August 14, 2000 By: Thomas F. Motter
                           ----------------
                           Thomas F. Motter
                           Chairman of the Board, Chief
                           Executive Officer and Chief Financial Officer