Form 10QSB
period 2000-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2000-11-14
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000             Commission File Number: 0-28498

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

            YES  X          NO
                ----          ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Common Stock, $.001 par value                                12,512,919
-----------------------------                                ----------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2000

Series A Preferred, $.001 par value                          5,957
-----------------------------------                          -----
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2000

Series B Preferred, $.001  par value                         15,236
------------------------------------                         ------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2000

Series C Preferred, $.001  par value                         0
------------------------------------                         ---
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2000

Series D Preferred, $.001 par value                          52,500
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             September 30, 2000
Transitional Small Business Disclosure Format
         YES             NO  X
            ----           ----

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION






Item 1.  Financial Statements
-------

         Balance Sheet (unaudited) - September 30, 2000...............        3

         Statements of Operations (unaudited) for the three
         months and the nine months ended September 30, 2000
         and September 30, 1999 ......................................        5

         Statements of Cash Flows (unaudited) for the nine months
         ended September 30, 2000 and September 30, 1999 .............        6

         Notes to Financial Statements (unaudited)....................        7


Item 2.
-------

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations...................................................       10

PART II - OTHER INFORMATION
         Other Information............................................       13

         Signature Page...............................................       16

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                                      September 30,
                                                                                           2000
                                                                                      -------------
                                                                                       (Unaudited)
ASSETS
Current Assets
  Cash & Cash Equivalents                                                            $        3,257,000
  Receivables, Net                                                                              755,000
  Inventory                                                                                   6,124,000
  Prepaid Expenses                                                                              289,000
  Notes Receivable                                                                               32,000
                                                                                     ------------------
                                   Total Current Assets                                      10,457,000
Inventory - Noncurrent                                                                           62,000
Intangibles, Net                                                                              1,577,000
Property and Equipment, Net                                                                     652,000
Deposits and Other Assets                                                                        97,000
                                                                                     ------------------
                                   Total Assets                                              12,845,000
                                                                                     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                                                        405,000
  Accrued Expenses                                                                              833,000
  Current Portion of Long-term Debt                                                              95,000
                                                                                     ------------------
                                   Total Current Liabilities                                  1,333,000
  Long-term Debt                                                                                 12,000
                                                                                     ------------------
                                   Total Liabilities                                          1,345,000

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                                      September 30,
                                                                                           2000
                                                                                      -------------
                                                                                       (Unaudited)


Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,957 shares at September 30, 2000
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 15,236 shares at September 30, 2000
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at September 30, 2000
     Series D
        Authorized: 1,140,000 shares; issued and outstanding: 52,500 shares at September 30, 2000

Common Stock, Authorized:
20,000,000 Shares, $.001 par value; issued and
outstanding: 12,512,919 shares at September 30, 2000                                             13,000
Additional paid-in-capital                                                                   40,149,000
Treasury Stock, 2,600 shares, at cost                                                            (4,000)
Stock Subscription Receivable                                                                    (8,000)

Accumulated Deficit                                                                         (28,650,000)
                                                                                     ------------------
                                   Total Stockholders' Equity                                11,500,000
                                                                                     ------------------
                                   Total Liabilities and Stockholders' Equity        $       12,845,000
                                                                                     ==================

                        PARADGIM MEDICAL INDUSTRES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                          Three Months Ended         Nine Months Ended
                                                            September 30,                September 30,
                                                         --------------------       -------------------
                                                         2000          1999         2000          1999
                                                      (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)


Sales                                                 $ 1,603,000   $ 1,225,000   $  5,318,000  $  4,975,000
                                                      -----------   -----------   ------------  ------------

  Cost of Sales                                         1,305,000       813,000      3,479,000     2,580,000
  Amortization of Capitialized Engineering,
  Design, and Production Right Charges                     43,000        41,000        130,000        85,000
                                                      -----------   -----------   ------------  ------------

  Net Cost of Sales                                     1,348,000       854,000      3,609,000     2,665,000
             Gross Profit                                 255,000       371,000      1,709,000     2,310,000
                                                      -----------   -----------   ------------  ------------

Operating Expenses:
  Marketing and Selling                                   835,000       596,000      2,727,000     1,887,000
  General and Administrative                              651,000       518,000      3,323,000     1,613,000
  Research and Development                                556,000       649,000      1,373,000     1,147,000
                                                      -----------   -----------   ------------  ------------

             Total Operating Expenses                    2,042,000     1,763,000      7,423,000     4,647,000

Operating Income (Loss)                                (1,787,000)   (1,392,000)    (5,714,000)   (2,337,000)
Other Income and (Expense):
  (Loss) Gain from Discontinued Product                    (2,000)      (92,000)        11,000      (256,000)
  Interest Income                                          34,000        (3,000)       110,000       (13,000)
  Interest Expense                                         (7,000)      (10,000)       (13,000)      (23,000)
  Other Income (Expense)                                   (1,000)            -          9,000             -
                                                      -----------   -----------   ------------  ------------
             Total Other Income and (Expense)              24,000      (105,000)       117,000      (292,000)

Loss Before Income Taxes                               (1,763,000)   (1,497,000)    (5,597,000)   (2,629,000)
Income Taxes                                                    -             -              -             -
                                                      -----------   -----------   ------------  ------------

             Net Loss                                 $(1,763,000)  $(1,497,000)  $ (5,597,000) $ (2,629,000)
                                                      ===========   ===========   ============  ============

Net Loss Per Common Share - Basic
    and Diluted                                       $      (.15)  $      (.19)  $       (.50) $       (.37)

Weighted Average Outstanding Shares -
    Basic and Diluted                                  11,877,885     8,103,274     11,191,806     7,174,175


                        PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months       Nine Months
                                                                    ended 9/30/00     ended 9/30/99
                                                                    -------------     -------------
                                                                    (Unaudited)        (Unaudited)

Cash Flows from Operating Activities:
  Net Loss                                                        $   (5,597,000)    $  (2,629,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                                     352,000           241,000
       Issuance of Common Stock for Compensation,
       Services and Payables                                           1,047,000           278,000
       Issuance of Stock Option/Warrant for Services                     133,000           144,000
       Provision for Losses on Receivables                               (64,000)                -

(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                       1,039,000           195,000
       Inventories                                                      (801,000)         (911,000)
       Prepaid Expenses                                                 (117,000)          177,000
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                           (142,000)           82,000
       Accrued Expenses and Deposits                                    (150,000)          (31,000)
                                                                  --------------     -------------
       Net Cash Used in Operating Activities                          (4,300,000)       (2,454,000)

Cash Flow from Investing Activities:
  Purchase of Property and Equipment                                    (450,000)         (210,000)
  Patents and Intangibles                                                (25,000)          (33,000)
  Net Cash Paid in Acquisition                                           (95,000)                -
  Notes Receivable                                                       (32,000)                -
                                                                  --------------     -------------
       Net Cash Used in Investing Activities                            (602,000)         (243,000)

Cash Flows from Financing Activities:
  Proceeds from Exercise of Warrants and Options                       4,583,000           348,000
  Proceeds from Capital Lease                                                  -            19,000
  Principle Payments on Notes Payable                                   (114,000)          177,000
  Net Proceeds from Series D Stock Issue                                       -         1,649,000
  Proceeds Issued from Common Stock                                    2,572,000           510,000
                                                                  --------------     -------------
       Net Cash Provided by Financing Activities                       7,041,000         2,703,000

Net Increase in Cash and Cash Equivalents                              2,139,000             6,000
Cash and Cash Equivalents at Beginning of Period                       1,118,000           161,000
                                                                  --------------     -------------
Cash and Cash Equivalents at End of Period                        $    3,257,000     $     167,000

Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                          $       12,000     $      34,000


                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         1. Significant Accounting Policies:
         -----------------------------------

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. ("the Company") as of September 30, 2000 and the results of its operations for the three months and nine months ended September 30, 1999 and 2000, and its cash flows for the nine months ended September 30, 1999 and 2000. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

         In June 2000, the Company acquired Vismed, Inc. dba Dicon in exchange for 921,500 shares of common stock. The business combination has been accounted for by the pooling-of-interest method in accordance with APB16. Accordingly, the historical financial statements have been restated to reflect the combination with Vismed as if it had occurred as of the beginning of the period.

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

         2.  Legal Proceedings:
         ----------------------

         The Company is not a party to any legal proceedings, which, if adversely determined, would have a material adverse effect on the Company or its business.

         3.  Preferred Stock Conversions:
         --------------------------------

         Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended September 30, 2000 no shares of Series A Preferred Stock or Series B Preferred Stock were converted into common stock.

         During the three months ended September 30, 2000, no shares Series D Preferred stock were converted to the Company's Common stock.


         4. Warrants:
         ------------

         During the three month period ended September 30, 2000, warrants for a total of 20,445 shares of the Company's Common Stock were exercised. These warrants included KSH Warrants and Win Capital Corp. Warrants. Net proceeds for the exercise of warrants and options during this period were approximately $58,000.


         5. Related Party Transactions:
         ------------------------------

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


         6. Supplemental Cash Flow Information
         -------------------------------------

         During the nine months ended September 30, 2000 the Company acquired the assets and liabilities of Ocular Blood Flow, Ltd. (OBF) in a purchase transaction. The transactions required the payment of $100,000 and 100,000 shares of common stock. The Company recorded the following:

             Acconts receivable                              $     22,000
             Prepaids                                              18,000
             Inventory                                             28,000
             Intangibles                                          799,000
             Property, Plant and Equipments                        25,000
             Accounts payable                                     (48,000)
             Accrued liabilities                                   (8,000)
             Debt                                                 (66,000)
             Common stock issued                                 (675,000)
                                                             -------------
             Net cash paid                                   $     95,000
                                                             -------------

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

         The Company is engaged in the design, development, manufacture and sale of high technology surgical and diagnostic eye care products. Its surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. Its diagnostic products include a pachymeter, an A-Scan, an A/B Scan, a biomicroscope, a perimeter, a corneal topographer, and a blood flow analyzer.

         Its ultrasound diagnostic products technology were acquired from Humphrey Systems in 1998. In October 1999, the Company purchased the inventory and design and production rights another line of surgical equipment, also designed to perform minimally invasive cataract surgery. The line includes the Mentor SIStem (TM), the Odyssey (TM), and the Surgitrol (TM). In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist Thirty Thousand (TM) in which the Company purchased the raw material and finished goods inventory to bring manufacture of this product in-house. The Dicon (TM) perimeter and the Dicon (TM) topographer were acquired when it acquired Vismed in June 2000. The blood flow analyzer was acquired when Ocular Blood Flow LTD (OBF) was purchased in June 2000. The Company has received approval for ISO 9000 and CE Mark certifications in June 2000.

         Activities for the three months ended September 30, 2000, included sales of the Photon Laser Cataract Removal Workstation into the international market, the Mentor SIStem(TM), associated accessories, and sales of the Dicon
(TM) diagnostic products: the ultrasound, topography, perimetry and blood flow analyzer. Other activities include continued expenses in connections with the FDA approval of the Photon Laser Cataract Removal Workstation and on-going expenses in the development of a direct sales force.

Results of Operations

Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999

         Net sales increased by $378,000, or 30.9%, to $1,603,000 for the three months ended September 30, 2000, from $1,225,000 for the comparable period in 1999. This increase was due to increased sales of the Photon Laser Cataract Removal Workstation in the international market and the Mentor SIStem(TM) and associated accessories, and the sales of the Dicon(TM) diagnostic products, including the ultrasound, topography, perimetry and blood flow analyzer.

         The gross margin for the three months ended September 30, 2000, of 15.9%, was lower than the gross margin of 30.3% for the three months ended September 30, 1999. This decrease was attributable to an inventory adjustment taken in the third quarter of 2000 and the capture of manufacturing costs associated with the Photon Laser Cataract Removal Workstation and the Mentor Phaco system. The inventory adjustment was the result of the Company establishing a valuation allowance for obsolescence and implementing a more sophisticated accounting system that is capable of identifying inventory shortages.

         Marketing and selling expenses increased by $239,000, or 40.1%, to $835,000 for the three months ended September 30, 2000, from $596,000 for the comparable period in 1999. This increase was the result of the cost of additional sales and marketing personnel as the Company established a direct sales force in the third quarter of 2000 for the sales of its products in the United States.

         General and administrative expenses increased $133,000, or 25.7%, to $651,000 for the three months ended September 30, 2000, from $518,000 for the comparable period in 1999. This increase was primarily due to increased expenses related to financing activities and on-going financial consulting for the third quarter of 2000 as compared to the same period in 1999.

         Research and development expenses decreased $93,000, or 14%, to $556,000 for the three months ended September 30, 2000, from $649,000 for the same period in 1999. This decrease was due to the transfer of pre-production costs of the Photon Laser Cataract Removal Workstation and the Mentor Phaco SIStem(TM) into manufacturing.

         Other income increased by $130,000, or 123.8%, to $24,000 for the three months ended September 30, 2000, from an expense of $105,000 for the same period in 1999. This increase was due to the sales of discontinued products and the interest earned on the Company's cash account in the third quarter of 2000 over the same period in 1999.

Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999

         Net sales increased by $343,000, or 6.9%, to $5,318,000 for the nine months ended September 30, 2000, from $4,975,000 for the comparable period in 1999. This was due to increased sales of the Photon Laser Cataract Removal Workstation in the international market and the Mentor SIStem(TM) and associated accessories, and the sales of the Dicon(TM) diagnostic products, including the ultrasound, topography, perimetry and blood flow analyzer for the nine months ended September 30, 2000.

         The gross margin for the nine months ended September 30, 2000, of 32.1%, was lower than the gross margin of 46.4% for the nine months ended September 30, 1999. This increase was attributable to an inventory adjustment taken in the third quarter of 2000 and the capture of manufacturing costs associated with the Photon Laser Cataract Removal Workstation and the Mentor Phaco SIStem(TM). The inventory adjustment was the result of the Company establishing a valuation allowance for obsolescence and implementing a more sophisticated accounting system that is capable of identifying inventory shortages.

         Marketing and selling expenses increased by $840,000, or 44.5%, to $2,727,000 for the nine months ended September 30, 2000, from $ 1,887,000 for the comparable period in 1999. This increase was the result of additional cost of sales and marketing personnel as the Company established a direct sales during the nine months ending September 30, 2000 for the sales of its products in the United States.

         General and administrative expenses increased by $1,710,000, or 106%, to $3,323,000 for the nine months ended September 30, 2000, from $1,613,000 for the comparable period in 1999. This increase was primarily due to expenses related to financing activities, on-going financial consulting, the recording of the fair market value of common stock granted to two officers of the Company in the first quarter of 2000, transaction costs associated with the acquisitions of Dicon and OBF, Ltd., and the recording of the warrant-related expenses for the nine months ended September 30,2000 over the same period in 1999.

         Research and development expenses increased $226,000, or 19.7%, to $1,373,000 for the nine months ended September 30, 2000, from $1,147,000 for the same period in 1999. This increase was due to the additional personnel costs and consulting fees relating to ISO 9000, CE Mark certification, and FDA submission during the nine months ended September 30, 2000 as compared to the same period in 1999.

         Other income increased by $409,000, or 140.1%, to $117,000 for the quarter ended September 30, 2000 from an expense of $292,000 for the same period in 1999. This increase was due to the sales of discontinued products and the interest earned on the Company's cash account for nine months ended September 30, 2000 over the same period in 1999.

Liquidity and Capital Resources

         The Company used cash in operating activities of $4,300,000 for the nine months ended September 30, 2000, compared to $2,454,000 for the nine months ended September 30, 1999. The increase in cash used by operating activities for the first nine months of 2000 was primarily attributable to the Net Operating Loss. The Company used cash in investing activities of $602,000 for the nine months ended September 2000, compared to the $243,000 in the same period in 1999. The increase in cash used in investing activities in the first nine months of 2000 was primarily for the purchase of computer equipment and software to upgrade the Company's information system and furniture and equipment added with the move to a larger facility. Net cash provided by financing activities was $7,041,000 for the nine months ended September 30, 2000, compared to $2,703,000 for the same period in 1999. The Company received approximately $2,572,000 in the third quarter of 2000 from private placement transactions.

         In March 1999, the Company completed a private placement of 1,140,000 shares of Series D Convertible Preferred Stock at $1.75 per share with the net proceeds approximating $1.6 million. Also, in first quarter 1999, proceeds of $100,000 were received from a six-month promissory note.

         In August and September 2000, the Company completed private placements of a aggregate of 800,000 shares of common stock at $3.625 per share with net proceeds of $2,309,125.

         Based on our 2000 budget and the net proceeds from the fund raising activities, the Company believes that funds are sufficient to continue operations through December 31, 2000. However, no assurances can be given that the Company's plan will be successful in achieving positive cash flow or profitability.

         The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. There can be no assurance, however, that additional funds, if required, will be available from any of these or other sources on favorable terms, if at all.

         The Company's ability to use Net Operating Loss Carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1996 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

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

         In October 1999, the Company entered into an agreement with Mentor Corp. to purchase the rights to develop, manufacture, market and distribute their Phaco product line. The phaco line includes the Mentor SIStem(TM) , the Odyssey(TM), and the Surg-E-Trol(TM). The sum of the agreement was $1,500,000, payable in the form of 485,751 shares of Common Stock which were issued to Mentor Corp. Shipments of the Mentor SIStem(TM) commenced immediately upon purchase and have continued in the second quarter of 2000.

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

         In June 2000, the Company entered into a reorganization with Vismed. Vismed, a privately held company located in California, was founded in 1989 and manufactures and distributes Dicon branded diagnostic products. These products include a perimeter used in the detection and monitoring of glaucoma and a corneal topographer used to measure the curvature of the cornea which is useful the fitting of contact lenses and refractive surgery. The transaction was completed in exchange for 921,500 shares of Common Stock. All Vismed employee stock options were converted into the Company's stock option plan.

         In June 2000, the Company completed the purchase of Ocular Blood Flow Ltd. (OBF). OBF manufactures a blood flow analyzer representing proprietary technology for measuring blood flow to the eye. Many clinicals have been performed demonstrating the clinical efficacy of the product in glaucoma.

         Strategically the company feels the Vismed and OBF acquisitions add to the diagnostic product line-up and provide experienced management to assist the Company in its transition from a development stage into the growth phase.

         Overall, the Company has invested heavily into all departments in anticipation of FDA Approval for it's Photon Laser Surgical System and the new product lines obtained through the acquisitions.

Item 1. Legal Proceedings

         The Company has received demand letters dated September 14, 2000 and October 17, 2000 from Mentor Corporation ("Mentor") claiming that the Company failed to register 485,751 shares of common stock issued to Mentor under the Asset Purchase Agreement dated October 15, 1999, among the Company. Mentor, Mentor Ophthalmics, Inc. and Mentor Medical, Inc. The Asset Purchase Agreement related to the Company's purchase of Mentor's phacoemulsification product line in consideration for the issuance by the Company to Mentor of 485,751 shares of its common stock, valued at the sum of $1,500,000 at the time of closing.

         The Asset Purchase Agreement required the Company to register the 485,751 shares of common stock issued to Mentor whenever the Company determined to register any of its shares of common stock. Mentor alleges that because the Company did not register the 485,751 shares in a Registration Statement which became effective on January 6, 2000 (the "January 6, 2000 Registration Statement"), that it was unable to sell the shares at the time and, as a result, lost approximately $5,000,000 due to Company's alleged breach of the Asset Purchase Agreement.

         The Company maintains that an authorized officer of Mentor agreed to waive the registration rights of Mentor in having the 485,751 shares registered in the January 6, 2000 Registration Statement. As a consequence, the Company believes that is has not breached the Asset Purchase Agreement and that Mentor is not owed any moneys for not having registered the shares of the Company's common stock held by Mentor in the January 6, 2000 Registration Statement. The Company and Mentor are currently engaged in discussions in an attempt to resolve the matter.

         The Company is not a party to any legal proceedings or threatened to be party to any other legal proceedings outside the ordinary course of the Company's business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company or its business.

Item 2.  Changes in Securities

            None

Item 3.   Defaults Upon Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

            None

Item 5.  Other Information

         The Company received a warning letter dated August 30, 2000, from the Office of Compliance, Center for Devices and Radiological Health of the Food and Drug Administration ("FDA") relating to the human clinical trials of its Photon(TM) Laser Cataract System. The warning letter concerns the conditions found by the FDA during several audits that it performed during the period from June 5, 2000 to June 26, 2000 at the Company's clinical sites. The Company responded to the warning letter in a submission dated September 27, 2000. In the submission the Company took corrective action that included submitting a revised clinical protocol and case report forms and procedures for the collection and control of data. In a subsequent letter dated November 2, 2000 to the Company, the FDA requested clarification of two issues. The Company anticipates that these issues will be resolved by year end. While the results of the audit are still under review, the Company expects to receive a report soon from the FDA detailing any requirements for continuing clinical trials.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------
          The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Table No.        Document
---------       ---------

2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation (1)
3.1      Certificate of Incorporation (1)
3.2      Bylaws (1)
4.1      Warrant Agency Agreement with Continental Stock Transer & Trust Company
         (3)
4.2      Specimen Common Stock Certificate (2)
4.3      Specimen Class A Warrant Certificate (2)
4.4      Form of Class A Warrant Agreement (2)
4.5      Underwriter's Warrant with Kenneth Jerome & Co., Inc. (3)
4.6      Warrant to Purchase Common Stock with Note Holders re bridge financing
         (1)
4.7      Warrant to Purchase Common Stock with Mackey Price & Williams (1)
4.8      Specimen Series C Convertible Preferred Stock Certificate (4)
4.9 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock (4)
4.10     Specimen Series D Convertible Preferred Stock Certificate (7)

4.11 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (10)
4.12     Warrant to Purchase Common Stock with Cyndel & Co.(7)
4.13     Warrant Agreement with KSH Investment Group, Inc. (7)
4.14     Warrant to Purchase Common Stock with R.F. Lafferty & Co., Inc. (7)
4.15     Warrant to Purchase Common Stock with Dr. David B. Limberg (10)
4.16     Warrant to Purchase Common Stock with John W. Hemmer (10)
5.       Opinion of Mackey Price & Williams
10.1     Exclusive Patent License Agreement with Photomed (1)
10.2     Consulting Agreement with Dr. Daniel M. Eichenbaum (1)
10.3     Lease with Eden Roc (4)
10.4     1995 Stock Option Plan and forms of Stock Option Grant Agreement (1)
10.5     Form of Promissory Note with Note Holders re bridge financing (1)
10.6 Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare Manufacturing Corporation (5)
10.7 Agreement for Purchase and Sale of Assets with Humphrey Systems Division of Carl Zeiss, Inc. (5)
10.8     Employment Agreement with Thomas F. Motter (6)
10.9 Asset Purchase Agreement with Mentor Corp., Mentor Opthalmics, Inc., and Mentor Medical, Inc. (8)
10.10 Transition Services Agreement with Mentor Corp., Mentor Opthalmics, Inc., and Mentor Medical, Inc. (8)
10.11    Severance Agreement and General Release with Michael W. Stelzer (8)
10.12    Consulting Agreement with Dr. Michael B. Limberg (8)
10.13    Renewed Consulting Agreement with Dr. Michael Limberg (10)
10.14    Mutual Release and Settlement Agreement with Zevex International, Inc.
         (8)
10.15    Consulting Agreement with Douglas Adams (8)
10.16 Agreement and Plan of Reorganization with Paradigm Subsidiary, Inc. and Vismed, Inc. d/b/a Dicon (9)
10.17 Agreement and Plan of Merger with Paradigm Subsidiary, Inc. and Vismed, Inc. d/b/a Dicon (9)
10.18 Registration Rights Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc., d/b/a Dicon (9)
10.19 Indemnification Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc., d/b/a Dicon (9)
10.20    Consulting Agreement with Cyndel & Co., Inc. (10)
10.21 Stock Purchase Agreement with Ocular Blood Flow, Ltd. and Malcolm Redman (10)

10.22    Consulting Agreement with Malcolm Redman (10)
10.23    Royalty Agreement with Malcolm Redman (10)
10.24    Registration Rights with Malcolm Redman (10)
10.25 General Financial Advisory Services Agreement with McDonald Investments, Inc.
10.26    Agreements with Steven J. Bayern and Patrick M. Kolenik
27       Financial Data Schedule
-------------

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(5) Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 19, 1998.
(6) Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on November 12, 1998.
(7) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(8) Incorporated by reference from Annual Report on Form 10-KSB, as filed on March 30, 2000.
(9)      Incorporated by reference from Form 8-K, as filed on June 5, 2000.
(10) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.

         (b) Reports on form 8-K
             -------------------

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

                                   REGISTRANT

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                                   Registrant



DATED: November 14, 2000       By:/s/  Thomas F. Motter
                                  ----------------
                                    Thomas F. Motter
                                    Chairman of the Board and Chief
                                    Executive Officer (Principal Executive
                                    Officer)

DATED: November 14, 2000       By:/s/ John W. Hemmer
                                  ----------------
                                    Vice President of Finance, Treasurer, and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)