Form 10KSB
period 2000-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2001-04-16
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2000

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

Registrant's revenues for the fiscal year ended December 31, 2000 were $7,989,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 6, 2001 was approximately $23,539,000 based on the closing price on that date on the Nasdaq SmallCap Market.

As of March 23, Registrant had outstanding 12,792,876,shares of Common Stock, 5,957 shares of Series A Preferred Stock, 15,236 shares of Series B Preferred Stock, no shares of Series C Preferred Stock and 46,500 shares of Series D Preferred Stock.

                       DOCUMENTS INCORPORTED BY REFERENCE:

Additional documents set forth in Part IV hereof are incorporated by reference.


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                                     PART I

Item 1. Description of Business
-------------------------------

General

         The Company develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic instrumentation and related accessories, including disposable products. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company markets three cataract surgery systems with related, accessories and disposable products. The Company's flagship cataract removal system, the Photon(TM), is a laser cataract surgery system marketed as the next generation of cataract removal. The Photon(TM) product is currently undergoing investigational trials in the United States. The Photon(TM) is available for sale in many markets outside of the United States. The Photon(TM) is manufactured and marketed with the Precisionist(TM), an ultrasonic cataract removal system. Both the Photon(TM) and the Precisionist(TM) are manufactured as an Ophthalmic Surgical Workstation (TM). The Company plans to market the Ophthalmic Surgical Workstation (TM) as a plug-in module for the Photon(TM) and other lasers for use in eyecare and other medical specialties.

         The Company's diagnostic products include a pachymeter, an A-Scan, an A/B Scan, an UBM biomicroscope, a perimeter, a corneal topographer and the Blood flow Analyzer (TM). The diagnostic ultrasonic products including the pachymeter, the A-Scan, the A/B Scan and the UBM biomicroscope were acquired from Humphrey Systems a division of Carl Zeiss in 1998. The perimeter and the corneal topographer were added when the company acquired the outstanding shares of the stock of Vismed, Inc. d/b/a/ Dicon (TM) in June of 2000. The Company purchased O.B.F. Labs in June of 2000 whose principal product is the Blood Flow
Analyzer(TM). This product is designed for the measurement of intraocular pressure and pulsatile ocular blood flow volume for detection and treatment of glaucoma. The Company is currently developing additional applications for all of its diagnostic products.

         A cataract is a condition, which largely affects the elderly population, in which the natural lens of the eye hardens and becomes cloudy, thereby reducing visual acuity. Treatment consists of removal of the cloudy lens and replacement with a synthetic lens implant, which restores visual acuity. Cataract surgery is the single largest volume and revenue producing outpatient surgical procedure for ophthalmologists worldwide. The Health Care Finance Administration reports that in the United States approximately 2 million cataract removal procedures are performed annually, making this the largest outpatient procedure reimbursed by Medicare. Most cataract procedures are performed using a method called phacoemulsification or "phaco", which employs a high frequency (40 kHz to 60 kHz) ultrasonic probe needle device to fragment the cataract while still in the eye and remove it in pieces by suction through a small incision.

         The  Company   manufactures   and  sells  three  phaco   systems   with
instruments, accessories and disposable products. The Odyssey(TM) is a low-cost portable system intended primarily for the international market.

         The Paradigm SIStem(TM) is a mid-range priced ultrasonic phaco and competes in the market segment that wants an ultrasonic phaco only. Paradigm acquired both technologies from Mentor in October 1999.

         The Precisionist(TM) Ocular Surgery Workstation(TM) is the Company's newest generation system, which is the base for its expandable surgical "workstation" platform. This new fluidics system provides greater control for the surgeon and allows the safe operation at much higher vacuum settings by sampling changes in aspiration 100 times per second. Greater vacuum in phaco surgery means less use of ultrasound or laser energy to fragment the cataract and less chance for surrounding tissue damage.

         The Company believes that in certain surgical conditions, its laser system will be easier to use and safer than present phaco systems. The probe will be smaller than typical probes, which employ an ultrasonic needle and will deliver laser energy directly to the desired tissue area by means of a smooth blunt end. The laser probe has been shown to eliminate high-frequency vibrations in the eye and to significantly reduce heat build-up which is one of the complications associated with ultrasound phaco. In 1996, the Company received FDA approval to conduct clinical trials in the United States with the Photon(TM) laser system. During these Phase I clinical trials the Company discovered that the Photon(TM) laser system was effective in removing softer grade cataracts. The Company also discovered that the Photon(TM) laser System may not effectively remove harder grade cataract, although hard cataracts can be removed using the already existing ultrasound capability of the Workstation(TM). The Company completed its Phase I clinical trials in 1997, and received FDA approval to proceed to an expanded Phase II clinical trial to refine the laser system and to provide the statistical data required to approve the Photon(TM) laser system for laser cataract removal. There is no assurance, however, that the Company will successfully complete the Phase II clinical trials or be successful in improving the laser system, or that additional disadvantages or problems unique to the Photon(TM) laser system will not be discovered during the Phase II clinical trials or following FDA approval of the system.

         In addition to cataract surgery, the Company believes that its Photon(TM) laser system is capable of being configured with specialty probes for use in other ophthalmic surgical procedures. In October of 2000, the Company received FDA approval for the Photon(TM) Workstation(TM) with a 532nm green laser. This approval represents only one of the potential applications that could represent substantial growth opportunities including additional sales of equipment, instruments, accessories and disposables. However, there can be no assurance that these applications will be developed or approved. Further there is no guarantee that the laser will be accepted by the ophthalmic surgery market in this capacity.

         In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(TM) for measurement of intraocular pressure and pulsatile ocular blood flow for the detection of glaucoma and other retina related diseases. Ocular blood flow is critical, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow Analyzer(TM) is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. In June of 2000 the company purchased O.B.F. Labs, the manufacture of the Blood Flow Analyzer(TM). The terms and conditions of the sales were $100,000 in cash and 100,000 shares of common stock.

         On June 26, 1998, the Company entered into a Co-Distribution Agreement with Pharmacia Corporation ("Pharmacia") & Upjohn Company and MAXXIM Corporation, which provides for the marketing and sale of a range of ophthalmic products. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia and MAXXIM will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist(TM) for distribution and sale under the Co-Distribution Agreement. The Pharmacia products to be distributed as part of the Co-Distribution Agreement include the Healon(R) and Healon-GV(R), and Healon V, the new visco-elastic solution, scheduled for introduction mid-year 2000. Pharmacia also manufactures the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery.

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

         The rights to the ophthalmic diagnostic instruments which have been purchased from Humphrey Systems under the Agreement complement both the Company's cataract surgical equipment and its ocular Blood Flow Analyzer(TM). The Ultrasonic Biometer calculates the prescription for the intraocular lens to be implanted during cataract surgery. The Ultrasound Pachymeter measures corneal thickness for the new refractive surgical applications that eliminate the need for eyeglasses and for optometric applications including contact lens fitting. The A/B Scan System combines the Ultrasonic Biometer and ultrasound imaging for advanced diagnostic testing throughout the eye and is a viable tool for retinal specialists. The Ultrasound Biomicroscope utilizes microscopic digital ultrasound resolution for detection of tumors and improved glaucoma management.

         On October 21, 1999, the Company purchased Mentor's surgical product line, consisting of the Phaco SIStem(TM), the Odyssey(TM) and the Surg-E-Trol(TM). This acquisition rounds out the Company's cataract surgery product line by adding high-quality, moderately priced cataract surgery products. The transaction was paid for with $1.5 million worth of Paradigm common stock.

         On June 5, 2000, the Company purchased Vismed Inc. d/b/a Dicon (TM) under a pooling of interest accounting treatment. The purchase included the Dicon TM) perimeter product line consisting of the LD 400, the TKS 4000, the SST(TM), FieldLink(TM), FieldView(TM) and Advanced FieldView and the corneal topographer product line the CT 200(TM), the CT 50 and an ongoing service and software business. Perimeters are used to determine retinal sensitivity testing the visual pathway. Corneal topographers are used to determine the shape and integrity of the corneal the anterior surface of the eye. Corneal topographers are used for the refractive surgical applications that eliminate the need for eyeglasses and for optometric applications including contact lens fitting.

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

Overview

         Disorders of the Eye: The human eye is a complex organ which functions much like a camera, with a lens in front and a light-sensitive screen, the retina, in the rear. The intervening space contains a transparent jelly-like substance, the vitreous, which together with the outer layer, the sclera and cornea, helps the eyeball to maintain its shape. Light enters through the cornea, a transparent domed window at the front of the eye. The size of the pupil, an aperture in the center of the iris, controls the amount of light that is then focused by the lens onto the retina as an upside-down image. The lens is the internal optical component of the eye and is responsible for adjusting focus. The lens is enclosed in a capsule. The retina is believed to contain more than 130 million light-receptor cells. These cells convert light into nerve impulses that are transmitted right-side up by the optic nerve to the brain, where they are interpreted. Muscles attached to the eye control its movements.

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

         Lasers are widely accepted in the ophthalmic community for treatment of certain eye disorders and are popular for surgical applications because of their relatively non-invasive nature. In general, ophthalmic lasers, such as argon, Nd:YAG and excimer (argon-fluoride) are used to coagulate, cut or ablate targeted tissue. The argon laser is used to treat leaking blood vessels on the retina (retinopathy) and retinal detachment. The excimer laser is used corneal refractive surgery. The Nd:YAG pulsed laser is used to perforate clouded posterior capsules (posterior capsulotomy) and to relieve glaucoma-induced elevated pressure in the eye (iridotomy, trabeulorplasty, transcleral cyclophotocoqulation). Argon, Nd:YAG and excimer lasers are primarily used for one or two clinical applications each. In contrast to these conventional laser systems, the Company's Photon(TM) laser cataract system is designed to be used for multiple ophthalmic applications, including certain new applications that may be made possible with the Company's proprietary technology. Such new applications, however, must be tested in clinical trials and be approved by the FDA.

Products

         The Company's principal surgical products are systems for use by ophthalmologists to perform surgical treatment procedures to remove cataracts. In 1990, the Company received clearance from the FDA pursuant to Section 510(k) of the Food, Drug and Cosmetics Act (the "FDC Act") on its Precisionist 3000(TM) phaco system for cataract surgery, which system was upgraded to the Precisionist 3000 Plus(TM) in 1994. The Company also completed its preclinical in vitro and in vivo (animal) testing of its Photon(TM) laser cataract surgical system and submitted a Section 510(k) Premarket Notification to the FDA for the Photon(TM) laser cataract system in September 1993, with a follow-up Investigational Device Exemption ("IDE") application submitted in October 1994 to provide additional clinical data through human cases to support its earlier filing. The IDE was approved in May 1995. Phase I clinical trials were begun in April 1996 with surgeries completed in December 1996. Patient follow-up examinations as mandated by the FDA study were completed in July 1997, and the Company submitted its final report to the FDA thereafter. During the Phase I clinical trials the Company discovered that the Nd:YAG (Neodymium: Yttrium-Aluminum-Garnet) laser system is most effective on soft cataracts. Hard cataracts can be removed using the already existing ultrasound capability of the Workstation(TM). The FDA approved Phase II trials on soft cataracts in May 1998. Seven laser systems are now installed in the United States and surgeries are being performed with trial completion expected in the first half of 2000.

         The Company received a warning letter dated August 30, 2000, from the Office of Compliance, Center for Devices and Radiological Health of the Food and Drug Administration ("FDA") relating to the human clinical trials of its Photon(TM) Laser Cataract System. The warning letter concerns the conditions found by the FDA during several audits at Company's clinical sites. The Company responded to the warning letter in a submission dated September 27, 2000. In the submission the Company took corrective action that included submitting a revised clinical protocol and case report forms and procedures for the collection and control of data. In a subsequent letter dated November 2, 2000 to the Company, the FDA requested clarification of two issues. The Company believes that these issues have been resolved. Subsequent to the warning letter the Company has received approval to continue its clinical trials and is the process of collecting more data.

         The Odyssey(TM): The Odyssey(TM) replaced the Precisionist 3000 and Precisionist 3000 Plus. The Odyssey(TM) is a reliable, portable, low-cost phaco system, with a very low operating cost. The primary market for the Odyssey(TM) is in foreign countries where phaco technology is emerging and price-points are relatively low. The Odyssey(TM) is also a reliable back-up system. The system features a simple analog presentation of the ultrasound power, and aspiration. The Odyssey (TM) provides the basic standard features for phaco surgery including continuous ultrasound tuning, ultrasound energy regulation and anterior vitrectomy.

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

         Photon(TM) Workstation: The Precisionist(TM) Ocular Surgery Workstation(TM) (the Workstation(TM)) which comprises the base system for the Precisionist(TM) is the first system to the knowledge of the Company which uses the expansive capabilities of today's advanced computer technology to offer seamless open architecture expandability of the system hardware and software modules. The Workstation(TM) utilizes an embedded computer developed for the Company and controlled by a proprietary software system developed by the Company that interfaces with all components of the system: ultrasound, fluidics
(irrigation), aspiration, venting, coagulation and anterior vitrectomy (pneumatic). Each component is controlled as a peripheral module within this fully integrated system. This approach allows for seamless expansion and refinement of the Workstation(TM) with the ability to add other hardware and software features. Expansion such as the Company's Photon(TM) laser system, when approved by the FDA, and hardware for additional surgical applications are easily implemented by means of a pre-existing expansion rack which resides in the base of the Workstation. These expanded capabilities could include, but would not be limited to laser systems, video surgical fiber optic imaging, cutting and electrosurgery equipment. However, there is no guarantee that the Workstation(TM) will be accepted in the market place.

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

         Diagnostic Eye Care Products: Glaucoma is a second leading cause of adult blindness in the world. Glaucoma is described as a partial or total loss of visual field resulting from certain progressive disease or degeneration of the retina, macula or nerve fiber bundle. The cause and mechanism of the glaucoma pathology is not completely understood. Present detection methods focus on the measurement of intraocular pressure in the eye, visual field and observation of the optic nerve head to determine the possibility of pressure being exerted upon the retina, and optic nerve fiber bundle, which can diminish visual field. Recently, retinal blood circulation has been indicated as a key component in the presence of glaucoma. Several companies produce color Doppler equipment in the $80,000 price range intended to provide measurement of ocular blood flow activity in order to diagnose and treat glaucoma at an earlier stage.

         In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(TM) for early detection and treatment management of glaucoma and other retina related diseases. The device measures not only intraocular pressure but also pulsatile ocular blood flow, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow Analyzer(TM) is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner that is marketed for around $10,000.

         Blood Flow Analyzer(TM): This was the Company's first diagnostic eye care device. The device is manufactured for the Company and is being marketed by the Company pursuant to a license agreement. The device is a portable desktop system that utilizes a proprietary patented pneumatic Air Membrane Applanation Probe(TM) (the "AMAP TM") which is attached to any model of standard examination slitlamp which is then placed on the cornea of the patient's eye to measure the intraocular pressure within the eye. The device is unique in that it reads a series of intraocular pressure pulses over a short period of time (approximately five to ten seconds) and generates a wave form profile which can be correlated to blood flow volume within the eye. The blood flow volume is calculated by a proprietary software algorithm developed by David M. Silver, Ph.D., at Johns Hopkins. The device presents a numerical intraocular pressure reading and blood flow analysis rating in a concise printout which is affixed to the patient history file. In addition, the data generated by the device can be downloaded to a personal computer system for advanced database development and management. The Company markets the Blood Flow Analyzer(TM) as a stand-alone Model 100 SE unit, and packaged with a custom built computer system as the Model 100 LE. The Blood Flow Analyzer(TM) utilizes a single-use disposable cover for its AMAP(TM) corneal probe which is shipped in sterile packages. The AMAP (TM) probe tip cover provides accurate readings and acts as a prophylactic barrier for the patient. The device has been issued a patent in the European Economic Community and the United States and has a patent pending in Japan. The FDA cleared the Blood Flow Analyzer(TM) for marketing in June 1997 and the Company commenced selling the system in September 1997. In addition to the Humphrey products, this diagnostic product will permit the Company to expand its market to approximately 35,000 optometry practitioners in the United States in addition to the approximately 18,000 ophthalmic practitioners who currently perform eye surgeries and are candidates for the Company's surgical systems. International sales of the Blood Flow Analyzer(TM) will be further expanded in 1999.

         Dicon(TM) perimeters consists of the LD 400, the TKS 4000, the SST(TM), FieldLink(TM), FieldView(TM) and Advanced FieldView Perimeters are used to determine retinal sensitivity testing the visual pathway. Perimeters have become standard of care in the detection and monitoring of Glaucoma worldwide. Perimetry is reimbursable worldwide. The Dicon(TM) perimeters feature patented kinetic fixation and voice synthesis now in 27 different languages. Software programs are sold to assist in the analysis of the test results.

         Dicon(TM) corneal topographers include the CT 200(TM) and the CT 50. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Clinical applications for corneal topographers include refractive surgery that eliminates the need for eyeglasses and optometric applications including contact lens fitting.

         Pachymetric Analyzer: Paradigm produces two Ultrasonic Pachymeters used for measurement of corneal thickness. The Model P55 is positioned as a standard office pachymeter. This device is targeted to the refractive surgery market.

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

The UBM related surgical filtering procedures are fully reimbursable by Medicare and insurance providers. This untapped new market positions the Company as a leader in the rapidly expanding glaucoma imaging and treatment segment. In the fall of 2000 the company introduced the P45 which combines the UBM, the A-Scan and the B-Scan all in one instrument. The Company believes that by combining functions that the P45 will appeal to a broader market.

         In July of 2000, the Company received ISO 9001 and EN 46001 certification using TUV as the notified body. Under ISO 9001 certification, all of the Companies products are now CE marked. The CE mark allows the Company to ship product for revenue into the European Community.

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

         Current Market Acceptance and Potential: The Company's distribution base includes over 200 of the Precisionist 3000, Precisionist 3000 Plus(TM), Odyssey(TM), and SIStem(TM) phaco systems. Fourteen of the new Precisionist(TM) Ocular Surgery Workstation(TM) and eleven Photon(TM) Precisionist(TM) Ocular Surgery Workstations(TM)s have also been placed. The principal purchasers have been ophthalmologists and clinics in many countries throughout the world. The Company believes that the market for its products is being driven by: (i) the aging of the population, which is evidenced by the domestic and international cataract surgery volume growth trend over the past ten years, (ii) the entry by emerging countries (including China, Russia, and other countries in Asia, Eastern Europe and Africa) into advanced technology medical care for their populations, (iii) increased awareness worldwide of the benefits of the minimally invasive phaco cataract procedure and (iv) the introduction of technology improvements such as the Company's laser system.

         Marketing Organization: The Company markets its products internationally through a network of dealers and domestically through direct sales representatives. As of December 31, 2000, the Company had ten direct domestic sales representatives in the United States and twenty-one foreign dealers. This is in addition to the fifty-three Paradigm, Pharmacia & Upjohn Alliance representatives and eighty MAXXIM representatives domestically. These sales representatives are assigned exclusive territories and have entered into contracts with the Company that contain performance quotas. The Company also plans to continue to market its products by identifying customers through internal market research, trade shows and direct marketing programs. The Company also utilizes a Clinical Advisory Board comprised of leading ophthalmic surgeons in the United States and Europe who speak at conventions, train ophthalmologists and visit foreign doctors and dealers to promote the Company's products.

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

         The Company disseminated the innovative capabilities of its products through advertisement and printed materials at the Company's exhibition at the annual meeting of the American Academy of Ophthalmology in Dallas, Texas in October 2000. The theme of the Company's advertisement for its Ocular Surgery Workstation(TM) was "The Future of Phaco is Laser Cataract Surgery." The Company will expand upon the concept of the "Workstation(TM)" with additional advanced laser and surgical capabilities. The Company has also continued its campaign for the Blood Flow Analyzer(TM) in addition to having a full diagnostic product line.

         Product advertising is focused in the major industry trade newspapers. Most of the ophthalmologists or optometrists in the United States receive one or more of these magazines through professional subscription programs. The media has shown strong interest in the Company's technology and products, as evidenced by several recent front-page articles in these publications.

         Manufacturing and Raw Materials: Currently, the Company a 29,000 square foot facility in Salt Lake City, a 26,000 square foot facility in San Diego and a small facility in England. These facilities accommodate the Company's expanded manufacturing, marketing and engineering capabilities. The Company manufactures under system of quality control and testing, which complies with the Quality System Requirements (QSR) guidelines established by the FDA, as well as similar guidelines established by foreign governments, including CE Mark and IS0-9001.

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

         Product Service and Support: Service for the Company's products is overseen from its Salt Lake City and San Diego, and is augmented by its international dealer network who provide technical service and repair. Installation, on-site training and a limited product warranty are included as the standard terms of sale. The Company provides distributors with replacement parts at no charge during the warranty period. To date, the Company has incurred minimal expenses under this warranty program. International distributors are responsible for installation, repair and other customer service to installed systems in their territory. All systems parts are modular sub-components that are easily removed and replaced. The Company maintains adequate parts inventory and provides overnight replacement parts shipment to its dealers. After the warranty period expires, the Company offers one year and three year service contracts to its domestic customers and will continue to sell parts to international dealers who in turn create their own service plans with their customers.

         Co-Distribution Agreement with Pharmacia Company and MAXXIM: The Company has entered into a Co-Distribution Agreement as of June 26, 1998 with Pharmacia Company and MAXXIM, which provides for the marketing and sale of a range of ophthalmic products. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia and MAXXIM will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist(TM) for distribution and sale under the Co-Distribution Agreement. The Pharmacia products to be distributed as part of the Co-Distribution Agreement include Healon(R) and HealonGV(R) viscoelastic solution and the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery. It is too soon to determine the full effect of these agreements on the Company. However, some possible benefits may be lower marketing costs for the Company's products and a greater appeal of the Company's products to hospitals and other buyers who prefer a comprehensive and more cost-effective package.

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

         The Company believes its research and development capabilities provide it with the ability to respond to regulatory developments, including new products, new product features devised from its users and new applications for its products on a timely and proprietary basis. The Company intends to continue investing in research and development and to strengthen its ability to enhance existing products and develop new products. The Company spent $771,000 in fiscal year ended December 31, 1998, and $1,220,000 in fiscal year ended December 31, 1999 and $1,425,000 in fiscal year ended December 31, 2000.

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

         The typical list price of a competitive advanced ultrasonic system ranges from approximately $25,000 to $60,000. Lower cost models generally have a list price ranging from approximately $15,000 to $25,000. The list price for the Precisionist Thirty Thousand(TM) ocular surgery system is $49,950. The Company's Photon(TM) Laser Phaco(TM) will be sold at a price of approximately $100,000. The international market, with significantly lower medical budgets, has not been able to justify the expense of using disposable components. Budgetary constraints have limited current manufacturers from gaining a significant share of the international ultrasound equipment market, and have provided a niche for the emerging smaller companies discussed above.

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

         Laser Equipment Manufacturers. To the Company's knowledge, there are several other companies attempting to develop laser equipment for cataract surgery. These companies can be differentiated by the laser wavelength employed for the cataract surgery. Based on the information currently available to the Company, Er:YAG laser wavelength appears to offer a less viable means of removing cataracts than the Nd:Yag wavelength used by the Photon. One competitor uses a Nd:YAG wavelength, however the laser is used only vibrate an ultrasonic needle. Thus the device remains an ultrasonic system subject to same risk factors of phaco, thereby eliminating the benefits of using a laser to remove the cataract. The Company also believes that its product is sufficiently distinctive and, if properly marketed, can capture a significant share of the cataract surgical device market. However, there are substantial risks in undertaking a new venture in an established and already highly competitive industry. In the short-term, the Company is seeking to exploit these opportunities. Depending upon further developments, the Company may ultimately exploit those opportunities through a merger with a stronger entity already established or one that desires to enter the medical industry.

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

         The Retinal Diagnostic Market. The Glaucoma Research Foundation suggests that with the aging of the so-called baby boom generation, there will be an increase of macular degeneration and glaucoma in the United States, the leading causes of adult blindness worldwide. The damage caused by these diseases is irreversible. The preconditions for the onset of macular degeneration or glaucoma are low ocular blood flow and/or high intraocular pressure. Diagnostic screening is important for individuals susceptible to these diseases. People in high-risk categories include: African Americans over 40 years of age, all persons over 60 years of age, persons with a family history of glaucoma or diabetes, and the very near-sighted. The glaucoma Research Foundation recommends that these high-risk individuals be tested once every two years for glaucoma. According to the U.S. Census Bureau, in 1995 there were over 30 million adults 65 years of age and older and 8 million African Americans 45 years of age and older. The Glaucoma Research Foundation reports that glaucoma currently accounts for more than 7 million visits to physicians annually.

         The Company is subject to intense competition in the ophthalmic diagnostic market from well-financed, established companies with recognizable trade names and product lines and new and developing technologies. The industry is dominated by several large entities which the Company believes account for the majority of diagnostic equipment sales. The Company expects to derive revenues from the sale of its newly acquired ultrasound diagnostic equipment and blood flow analyzer. The blood flow analyzer is designed to detect glaucoma in an earlier stage than is presently possible. In addition, the device performs tonometry and blood flow analysis. The blood flow analyzer has a list price of $10,450. Other ophthalmic diagnostic devices that do not detect glaucoma in the early stages of the disease as does the Company's analyzer retail at comparable prices. The Company thus believes that it can compete in the diagnostic market place based upon the lower price and improved diagnostic functions of the analyzer.

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

         The Blood Flow Analyzer(TM) has been granted a patent in the European Economic Community and the United States and has a patent pending in Japan.

         The Dicon(TM) perimeter and the Dicon(TM) corneal topographer each have US patent with a wide scope of claims.

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

         Congress has considered several comprehensive federal health care programs designed to broaden coverage and reduce the costs of existing government and private insurance programs. These programs have been the subject of criticism within Congress and the health care industry, and many alternative programs and features of programs have been proposed and discussed. Therefore, the Company cannot predict the content of any federal health care program, if any is passed by Congress, or its effect on Company and its business. Some measures that have been suggested as possible elements of a new program, such as government price ceilings on non-reimbursable procedures and spending limitations on hospitals and other healthcare providers for new equipment, could have an adverse effect on the Company's business, operating results or financial condition. Uncertainty concerning the features of any health care program considered by the Congress, its adoption by the Congress and the effect of the program on the Company's business could result in volatility of the market price of the Company's Common Stock.

         Furthermore, the introduction of the Company's products in foreign countries may require the Company to obtain foreign regulatory clearances. The Company believes that only a limited number of foreign countries have extensive regulatory requirements, including France, Germany, Korea and Japan. The time involved for regulatory approval in foreign countries varies and can take a number of years. A number of European and other economically advanced countries, including Italy, Norway, Spain and Sweden, have not developed regulatory agencies for intensive supervision of such devices. Instead, they generally have been willing to accept the approval of the FDA. Therefore, a PMA, Section 510(k) or approved IDE from the FDA is tantamount to approval in those countries. These countries and most developing countries have simply deferred direct discretion to licensed practicing surgeons to determine the nature of devices that they will use in medical procedures. The Company's two ultrasound systems, the Photon(TM) laser cataract system the Company is developing and the ocular blood flow analyzer are all devices, which require FDA approval. Therefore, a significant aspect of the acceptance of the devices in the market is the effectiveness of the Company in obtaining the necessary approvals. Having an approved IDE allows the Company to export a product to qualified investigational sites.

Regulatory Status of Products

         All of the Companies products, with the exception of the Photon(TM) are approved for sale in the U. S. by the FDA under a 510(k). All of the Companies products have been accepted for import into CE countries and various non-CE countries.

         The Company acquired permission from the FDA to manufacture the Photon(TM) Laser Cataract System the device and approval to export outside the United States under an open IDE granted by the FDA in September 1994. Although the Photon(TM) laser cataract system is uniquely configured in an original and proprietary manner, the laser system, a Nd:YAG laser, is not proprietary to the device or the Company and is widely used in the medical industry and other industries as well. Of particular significance is the fact that this particular component has received previous market clearance from the FDA for other ophthalmic and medical applications. Also of significance is the Company's belief that the surgical treatment method used with the Photon(TM) laser cataract is similar to the current ultrasound cataract treatment employed by ophthalmologists.

         The Company submitted a Premarket Notification 510(k) application to the FDA for the Photon(TM) laser cataract system in September 1993. The FDA requested clinical support data for claims made in the 510(k), and in October 1994 the Company submitted an IDE application to provide for a "modest clinical study" in order to collect the data required by the FDA for clearance of the

Photon(TM) laser cataract system. The FDA granted this IDE in May 1995 for a Phase I Feasibility Study. The Company began human clinical trials in April 1996 and completed the Phase I study in November 1997. The Company started Phase II trials in September 1998. The Company received a warning letter dated August 30, 2000, from the Office of Compliance, Center for Devices and Radiological Health of the Food and Drug Administration ("FDA") relating to the human clinical trials of its Photon(TM) Laser Cataract System. The warning letter concerns the conditions found by the FDA during several audits at Company's clinical sites. The Company responded to the warning letter in a submission dated September 27, 2000. In the submission the Company took corrective action that included submitting a revised clinical protocol and case report forms and procedures for the collection and control of data. In a subsequent letter dated November 2, 2000 to the Company, the FDA requested clarification of two issues. The Company believes that these issues have been resolved. Subsequent to the warning letter the Company has received approval to continue its clinical trials and is the process of collecting more data.

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

Employees

         As of December 31, 2000, the Company had 80 full-time employees. This number does not include the Company's manufacturer's representatives who are independent contractors rather than employees of the Company. The Company also utilizes several consultants and advisors. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. None of the Company's employees is a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.

Item 2. Description of Property
-------------------------------

         The Company's executive offices are currently located at 2355 South 1070 West, Salt Lake City, Utah. This facility consists of approximately 29,088 square feet of leased office space under a three-year lease that will expire on March 1, 2003 with an additional three-year renewal option. These facilities are leased from Eden Roc, a California partnership, at a base monthly rate of $15,999 plus a $2,356 monthly common area maintenance fee. The base monthly rent increases to $16,479 and $16,973 for the second and third years of the lease, respectively. Pursuant to the lease, the Company pays all real estate and personal property taxes and the insurance costs on the premises.

         The Company maintains a facility located at 10373 Roselle Street, San Diego, California. This facility consists of approximately 25,952 square feet of leased office space under a five-year lease that will expire on August 1, 2002. These facilities are leased from Torrey Sorrento Associates, Ltd., a California limited partnership, at a gross monthly rate of $16,531. The monthly rate increases to $17,025 and $17,544 in the fourth and fifth years of the lease, respectively.

         The Company believes that these facilities are adequate and satisfy its needs for the foreseeable future.



Item 3. Legal Proceedings
-------------------------
         An action was brought against the Company in March 2000 by George Wiseman, a former employee, in the Third District Court of Salt Lake County, State of Utah. The complaint alleges that the Company owes Mr. Wiseman 6,370 shares of its common stock plus costs, attorney's fees and a wage penalty pursuant to Utah law. The Company believes the complaint is without merit and intends to vigorously defend against the action.

         An action was brought against the Company in September 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees. Currently, some discovery has taken place and the Company is endeavoring to determine the amount of royalties that are currently due.

         The Company has received demand letters dated September 14, 2000 and October 17, 2000 from Mentor Corporation ("Mentor") claiming that the Company failed to register 485,751 shares of common stock issued to Mentor under the Asset Purchase Agreement dated October 15, 1999, among the Company, Mentor, Mentor Ophthalmics, Inc. and Mentor Medical, Inc. The Asset Purchase Agreement related to the Company's purchase of Mentor's phacoemulsification product line in consideration for the issuance by the Company to Mentor of 485,751 shares of its common stock, valued at the sum of $1,500,000 at the time of closing.

         The Asset Purchase Agreement required the Company to register the 485,751 shares of common stock issued to Mentor whenever the Company determined to register any of its shares of common stock. Mentor alleges that because the Company did not register the 485,751 shares in a Registration Statement, which became effective on January 6, 2000 (the "January 6, 2000 Registration Statement"), that it was unable to sell the shares at the time and, as a result, lost approximately $5,000,000 due to Company's alleged breach of the Asset Purchase Agreement.

         The Company maintains that an authorized officer of Mentor agreed to waive the registration rights of Mentor in having the 485,751 shares registered in the January 6, 2000 Registration Statement. As a consequence, the Company believes that it has not breached the Asset Purchase Agreement and that Mentor is not owed any moneys for not having registered the shares of the Company's common stock held by Mentor in the January 6, 2000 Registration Statement. The Company is in the process of further review of the matter and denies liability and for the damages asserted by Mentor.

         The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company's financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         At the annual shareholders meeting held on November 29, 2000, the following matters were acted upon: (i) four directors consisting of Thomas F. Motter, Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz were elected to serve until the next annual shareholders meeting and until their respective successors are elected and qualified (with votes cast of 7,552,l82 shares for, 66,357 shares against and l,067,100 abstaining on each of the nominees); (ii) the Company's l995 Stock Option Plan was amended to authorize an additional 500,000 shares of Common Stock to be available for issuance under the Plan (with votes cast of 8,062,164 shares for, 573,222 against and 50,253 shares abstaining on the motion); (iii) stock options were granted to Robert L. Frome, Patrick N. Kolenik and Steven J. Bayern, former directors of the Company, to each receive options to purchase 75,000 shares of Common Stock at $4.00 per share, and to Dr. David M. Silver and Randall A. Mackey, current directors of the Company, to each receive options to purchase 75,000 shares of Common Stock at $6.00 per share (with votes cast of 7,876,819 shares for, 673,801 shares against and 40,621 shares abstaining on the motion); and (iv) the appointment of Tanner & Co. as the Company's independent accountants for the fiscal year ending December 31, 2000 was ratified(with votes cast of 8,522,006 for, 123,012 votes against and 40,621 abstaining on the motion).



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

         The Company's Common Stock and Class A Warrants trade on The Nasdaq SmallCap Market under the respective symbols of "PMED" and "PMEDW." Prior to July 22, 1996, there was no public market for the Common Stock. As of March 23, 2001 the closing sale prices of the Common Stock and Class A Warrants were $1.688 per share and $0.15 per warrant, respectively. The following are the high and low sales prices for the Common Stock and Class A Warrants by quarter as reported by Nasdaq since January 1, 1999.


                                                   Common Stock                                Class A Warrants
                                                   Price Range                                   Price Range
          Period (Calendar Year)            High                Low                        High                 Low



1999
  First Quarter...........................  4.000               2.094                      1.063                  0.047
  Second Quarter..........................  3.938               2.688                      0.875                  0.594
  Third Quarter...........................  4.594               2.688                      1.000                  0.438
  Fourth Quarter..........................  7.938               2.875                      2.313                  0.438

2000
  First Quarter........................... 14.500               6.880                      6.500                  2.630
  Second Quarter.......................... 10.500               4.190                      3.630                  1.190
  Third Quarter...........................  6.190               3.380                      2.000                  0.500
  Fourth Quarter..........................  4.940               1.310                      1.250                  0.500


         The Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are not publicly traded. As of March 23,2000, there were 1,713 record holders of Common Stock, six record holders of Series A Preferred Stock, four record holders of Series B Preferred Stock, no record holders of Series C Preferred Stock and five record holders of Series D Preferred Stock.

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


Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

         This report contains forward-looking statements and information relating to the Company that is based on beliefs of management as well as assumptions made by, and information currently available to management. These statements reflect the current view of the Company respecting future events are subject to risks, uncertainties and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward-looking statements not to come true as anticipated, believed, projected, expected or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.

General

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements which involve risks and uncertainty. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. The Company has changed its fiscal year to the period from January 1 to and including December 31.

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

         In July 1998, the Company announced the acquisition of the exclusive manufacturing rights to four FDA-approved ophthalmic diagnostic instruments from Humphrey Systems, a division of Carl Zeiss, Inc. which complement the Company's cataract surgical equipment and its Blood Flow Analyzer(TM). The Company commenced delivery of the Pachymetric Analyzer, which measures corneal thickness, in December 1998 and the Ultrasound A-Scan, which measures the axial length of the eye, in March 1999. The Company began shipments of the Ultrasound A/B Scan, which is used by retinal specialists to identify foreign bodies in the posterior chamber of the eye and in evaluating the structural integrity of the retina, in the second quarter of 1999. The Ultrasonic Biomicroscope ("UBM"), which creates a high-resolution computer image of the unseen parts of the eye providing a map for the glaucoma surgeon, also commenced shipments in the second quarter of 1999.

         In October 1999 the Company entered into an agreement with Mentor to purchase the rights to develop, manufacture, market and sell their Phaco product line. The phaco line includes the Mentor SIStem(TM), the Odyssey(TM), and the Surg-E-Trol(TM). Shipments of the Mentor SIStem(TM) commenced immediately upon purchase, and have continued in first quarter of 2000.

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

         On June 5, 2000 the Company purchased under a pooling of interest Vismed Inc. d/b/a Dicon(TM, a California Corporation and manufacturer and distributor of diagnostic instrumentation for the detection of chronic eye diseases. The purchase included the Dicon(TM) perimeter product line consisting of the LD 400, the TKS 4000, the SST(TM), FieldLink(TM), FieldView(TM) and Advanced FieldView and the corneal topographer product line the CT200(TM), the CT50 and an ongoing service and software business. Perimeters are used to determine retinal sensitivity, testing the visual pathway. Corneal topographers are used to determine the shape and integrity of the corneal and anterior surface of the eye. Corneal topographers are used for the refractive surgical applications that eliminate the need for eyeglasses and for optometric applications, including contact lens fitting.

Results of Operations

         Fiscal Year Ended December 31, 2000, Compared to Fiscal Year Ended December 31, 1999:

         It should be noted that the Company concluded a pooling of interests transaction with Vismed inc. d/b/a Dicon on June 5, 2000. As a result of the pooling, and in accordance with GAAP, the financial results of each organization are reported as though they were one for all periods presented.

         Consolidated sales increased by $515,000, or 7%, to $7,989,000 for the twelve months ended December 31, 2000, from $7,474,000 for the comparable period in 1999. Sales of the phaco surgical line, the ultrasonic product line, and related accessories increased $2,258,000, which were offset by a decrease in sales of the Perimeter, the Corneal Topographer, and the Blood Flow Analyzer.

         Cost of sales increased by $2,002,000, or 43%, to $6,626,000 for the twelve months ended December 31, 2000, from $4,624,000 for the like period in 1999. The gross profit on sales of 17% for the fiscal year ended December 31, 2000 was 55% lower than the gross profit on sales of 38% for the year ended December 31, 1999. This sharp profit margin decline can be attributed principally to an inventory write-down of $1,596,000 for the fiscal year 2000 to net realizable value and an increase of $167,000 in the reserve for obsolete inventory. Many inventory items obtained principally through the acquisition of new product lines were reduced in cost to reflect obsolescence, technological advances and product enhancements.

         Marketing and selling expenses increased by $994,000, or 34%, to $3,950,000 for the twelve months ended December 31, 2000, from $2,956,000 for the comparable period in 1999. This increase was partly the result of the addition of three international area managers in an effort to improve the international distribution system, and employing a United States direct sales force rather than working through distributors. The increase also included building of additional awareness in the international market, increased tradeshow participation, and updating marketing materials to reflect company integration, as a result of the merger.

         General and administrative expenses increased by $2,049,000, or 61%, to $5,432,000 for the twelve months ended December 31, 2000, from $3,383,000 for the comparable period in 1999. This increase was mainly due to certain non-cash transactions in the total amount of $1,933,000, resulting from warrants granted to non-employees as payment for services, stock bonuses granted to officers of the company, and stock granted to non-employees as payment for services. Also included in the increase is $167,000 paid to Cyndel & Co. for consulting services rendered during the year 2000.

         Research and development expenses increased by $205,000, or 17%, to $1,425,000 for the twelve months ended December 31, 2000, from $1,220,000 for the same period in 1999. This increase was the result of added personnel in engineering and regulatory affairs and expenses related to ISO 9001 and CE Mark certification, development of new products, and expenses associated with production design, and expenses related to FDA clinical site monitoring.

         Other income (expense) increased by $161,000, or 732%, to $139,000 for the twelve months ended December 31, 2000, from ($22,000) for the same period in 1999. This was due to interest earned on investment in money market instruments in the year 2000 and a decrease in interest paid on debt in the same year.

         The Company had a net loss of $9,305,000, or $.81 per share, based on 11,547,000 weighted average shares outstanding for the year ended December 31, 2000. This is compared to a net loss of $4,731,000, or $.62 per share, based on 7,655,000 weighted average shares outstanding for the year ended December 31, 1999, an increase of $4,574,000. The increase in the net loss was partially attributable to the Black-Scholes valuation for warrants granted non-employees in payment for services ($529,000), the valuation of stock granted non-employees and officers of the company ($1,404,000), and a write-down of inventory ($1,596,000) principally for devaluation of certain active inventory items due to technical advances, product enhancements, and obsolescence. Also included in the increase in net loss were consulting and regulatory fees paid in connection with ISO 9001 and CE Mark certification, FDA compliance and investment banking fees, and an increase in marketing and selling expenses and additional personnel.

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

         Cost of sales increased by $218,000, or 27%, to $1,031,000 for the twelve months ended December 31, 1999, from $813,000 for the comparable period in 1998. The 39% gross margin on sales for the twelve months ended December 31, 1999, was 4% higher than the 35% gross margin on sales for the comparable period in 1998. If the amortization of capitalized engineering and design charges, a non-cash expense, its excluded, gross margins for 1999 and 1998 were 44% and 41%, respectively.

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

         Other income (expense) increased by $55,000, to $11,000 for the year ended December 31, 1999, from ($44,000) for the same period in 1998. This was the result of a reduction in interest expense recognized in 1999 and a billing adjustment posted in 1998.

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


Liquidity and Capital Resources

         The Company used cash in operating activities of $5,424,000 for twelve months ended December 31, 2000, compared to $3,613,000 for the twelve months ended December 31, 1999. The increase in cash used for operating activities in 2000 was attributed to an increase in personnel and marketing and selling expenses, expenses related to FDA clinical site monitoring, and consulting and regulatory fees paid in connection with ISO 9001 and CE Mark certification and investment banking and expenses in connection with the integration of merged companies. The company used cash in investing activities of $725,000 for the twelve months ended December 31, 2000, compared to $16,000 for the year 1999. The difference was due to investment in property and equipment for production of the Precisionist(TM) system, the move to a larger facility, and cash paid for the acquisition of OBF Labs and the merger with Vismed d/b/a Dicon. Net cash provided by financing activities for the twelve months ended December 31, 2000, was $7,225,000, compared to $4,586,000 for the year ended December 31, 1999. Sale transactions of common stock provided $2,572,000, and the exercise of options and warrants to purchase common stock provided $4,842,000 in the year 2000, offset by a reduction of $189,000 in debt.

         At the present time the Company has raised a limited amount of funds through a $20,000,000 equity line of credit under an investment banking arrangement, which the Company will continue to use, if required. The Company will also seek funding to meet its working capital requirements through other collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings, if necessary. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms.

         At December 31, 2000, the Company had net operating loss carry-forwards
(NOLs) of approximately $25,000,000 and research and development tax credit carry-forwards of approximately $240,000. These carry-forwards are available to offset future taxable income, if any, and begin to expire in the year 2001. The Company's ability to use its NOLs to offset future income is dependent upon the tax laws in effect at the time the NOL's can be utilized. The Tax Reform Act of 1996 significantly limits the annual amount that can be utilized for certain of these carry-forwards as a result of changes of ownership.


Effect of Inflation and Foreign Currency Exchange

         The Company has not realized a reduction in the selling price of the Precisionist phaco system as a result of domestic inflation. Nor has the Company experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers.

Impact of New Accounting Pronouncements

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB
133". This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

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


Item 7. Financial Statements
----------------------------

PARADIGM MEDICAL INDUSTRIES, INC.
Financial Statements

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Index to Financial Statements

--------------------------------------------------------------------------------




                                                                        Page
                                                                        ----

Report of Tanner + Co.                                                   F-2


Report of Lavine, Lofgren, Morris & Engelberg                            F-3


Balance Sheet                                                            F-4


Statement of Operations                                                  F-5


Statement of Stockholders' Equity                                        F-6


Statement of Cash Flows                                                  F-8


Notes to Financial Statements                                            F-9



--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                             F-1

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors of
Paradigm Medical Industries, Inc.


We have audited the balance sheet of Paradigm Medical Industries, Inc. (the Company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1999 financial statements of Vismed, Inc. (dba Dicon), which was acquired by the Company in June 2000 in a pooling of interests transaction. Such financial statements reflect total revenues and net loss constituting 77% and 23%, respectively, of the related consolidated totals for the year ended December 31, 1999. Those statements were audited by other auditors whose report dated March 15, 2000 has been furnished to us and our opinion, insofar as it relates to data included for Vismed, Inc. (dba Dicon), is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.


                                      TANNER + CO.


Salt Lake City, Utah
March 2, 2001

--------------------------------------------------------------------------------
                                                                             F-2

                                                    INDEPENDENT AUDITORS' REPORT








To the Board of Directors
VISMED, INC. dba DICON
San Diego, California

We have audited the accompanying balance sheet of VISMED, INC. dba DICON as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of VISMED, INC. dba DICON as of December 31, 1998, were audited by other auditors whose report dated February 26, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VISMED, INC. dba DICON as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                       LAVINE, LOFGREN, MORRIS & ENGELBERG






March 15, 2000


--------------------------------------------------------------------------------
                                                                             F-3



                                                                         PARADIGM MEDICAL INDUSTRIES, INC.

                                                                                             Balance Sheet

                                                                                         December 31, 2000
----------------------------------------------------------------------------------------------------------



              Assets
              ------

Current assets:
     Cash                                                                               $        2,194,000
     Receivables, net                                                                            1,607,000
     Inventories, net                                                                            4,447,000
     Prepaid and other assets                                                                      177,000
                                                                                        ------------------

                  Total current assets                                                           8,425,000

Intangibles, net                                                                                 1,472,000
Property and equipment, net                                                                        738,000
Other assets                                                                                        88,000
                                                                                        ------------------

                  Total assets                                                          $       10,723,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Payables                                                                           $          687,000
     Accrued liabilities                                                                         1,200,000
     Current portion of long-term debt                                                              22,000
                                                                                        ------------------

                  Total current liabilities                                                      1,909,000
                                                                                        ------------------

Long-term debt                                                                                      10,000
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000 shares authorized, 73,693 shares issued and outstanding (aggregate liquidation
       preference of $159,000)                                                                           -
     Common stock, $.001 par value, 20,000,000 shares authorized,
       12,611,189 shares issued and outstanding                                                     13,000
     Additional paid-in capital                                                                 41,157,000
     Stock subscription receivable                                                                  (8,000)
     Accumulated deficit                                                                       (32,358,000)
                                                                                        ------------------

                  Total stockholders' equity                                                     8,804,000
                                                                                        ------------------

                  Total liabilities and stockholders' equity                            $       10,723,000
                                                                                        ------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                       F-4

                                                                         PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                   Statement of Operations

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------




                                                                               2000              1999
                                                                       -----------------------------------

Sales                                                                  $       7,989,000   $     7,474,000

Cost of sales                                                                  6,626,000         4,624,000
                                                                       -----------------------------------

         Gross profit                                                          1,363,000         2,850,000
                                                                       -----------------------------------

Operating expenses:
     General and administrative                                                5,432,000         3,383,000
     Marketing and selling                                                     3,950,000         2,956,000
     Research and development                                                  1,425,000         1,220,000
                                                                       -----------------------------------

         Total operating expenses                                             10,807,000         7,559,000
                                                                       -----------------------------------

         Operating loss                                                       (9,444,000)       (4,709,000)
                                                                       -----------------------------------

Other income (expense):
     Interest income                                                             146,000            30,000
     Interest expense                                                            (16,000)          (42,000)
     Other income (expense)                                                        9,000           (10,000)
                                                                       -----------------------------------

         Total other income (expense)                                            139,000           (22,000)
                                                                       -----------------------------------

         Loss before provision for income taxes                               (9,305,000)       (4,731,000)

Provision for income taxes                                                             -                 -
                                                                       -----------------------------------

         Net loss                                                      $      (9,305,000)  $    (4,731,000)
                                                                       -----------------------------------

Loss per common share - basic and diluted                              $            (.81)  $          (.62)
                                                                       -----------------------------------

Weighted average common shares - basic and diluted                            11,547,000         7,655,000
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                       F-5


                                                                                           PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           Statement of Stockholders' Equity

                                                                                      Years Ended December 31, 2000 and 1999
----------------------------------------------------------------------------------------------------------------------------

                                                       Preferred Stock
                        ------------------------------------------------------------------------------
                            Series A              Series B            Series C          Series D             Common Stock
                        ----------------------------------------------------------------------------------------------------
                        Shares   Amount     Shares    Amount     Shares    Amount    Shares    Amount      Shares    Amount
                        ----------------------------------------------------------------------------------------------------

Balance at January 1,
1999                     34,619  $     -    31,236  $      -     6,900   $     -          -   $     -    6,421,806  $  6,000

Issuance of Series D
preferred stock for cash      -        -         -         -         -         -   1,140,000    1,000            -         -

Conversion of preferred
stock                   (26,542)       -   (12,000)        -    (6,400)        -    (826,356)  (1,000)   1,238,199     1,000

Issuance of common stock
for:
  Cash                        -        -         -         -         -         -          -         -      920,900     1,000
  Exercise of warrants
    and options               -        -         -         -         -         -          -         -      166,980         -
  Assets                      -        -         -         -         -         -          -         -      819,257     1,000
  Satisfaction of
    payables                  -        -         -         -         -         -          -         -       23,426         -
  Services                    -        -         -         -         -         -          -         -      116,510     1,000

Offering costs for:
    Preferred stock           -        -         -         -         -         -          -         -            -         -
    Common stock              -        -         -         -         -         -          -         -            -         -

Amortization of unearned
  compensation                -        -         -         -         -         -          -         -            -         -

Issuance of stock options
  and warrants for
  services                    -        -         -         -         -         -          -         -            -         -





                                        --------------------------------------------------------------------------

                                          Additional     Treasury Stock      Unearned    Stock sub-     Accum-
                                           Paid-In      -----------------     Compen-     scription     ulated
                                           Capital       Shares   Amount      sation      Receivable    Deficit
                                        --------------------------------------------------------------------------


Balance at January 1,
1999                                    $  22,282,000    2,600   $  (4,000) $  (94,000) $  (8,000)  $ (18,559,000)

Issuance of Series D
preferred stock for cash                    1,995,000        -           -           -          -               -

Conversion of preferred
stock                                               -        -           -           -          -               -

Issuance of common stock
for:
  Cash                                      2,620,000        -           -           -          -               -
  Exercise of warrants
    and options                               398,000        -           -           -          -               -
  Assets                                    2,656,000        -           -           -          -               -
  Satisfaction of
    payables                                  107,000        -           -           -          -               -
  Services                                    366,000        -           -           -          -               -

Offering costs for:
    Preferred stock                          (347,000)       -           -           -          -               -
    Common stock                             (136,000)       -           -           -          -               -

Amortization of unearned
  compensation                                      -        -           -      94,000          -               -

Issuance of stock options
  and warrants for
  services                                    329,000        -           -           -          -               -


------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                               F-6


                                                                                           PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           Statement of Stockholders' Equity
                                                                                                                   Continued

----------------------------------------------------------------------------------------------------------------------------

                                                       Preferred Stock
                        ------------------------------------------------------------------------------
                            Series A              Series B            Series C          Series D             Common Stock
                        ----------------------------------------------------------------------------------------------------
                        Shares   Amount     Shares    Amount     Shares    Amount    Shares    Amount      Shares    Amount
                        ----------------------------------------------------------------------------------------------------

Difference between the
Series D preferred
stock conversion price
and common stock fair
value                         -        -         -         -         -         -           -        -            -         -

Net loss
                        ------------------------------------------------------------------------------------------------------

Balance at
December 31, 1999         8,077        -    19,236         -       500         -     313,644        -    9,707,078    10,000

Treasury stock retired        -        -         -         -         -         -           -        -       (2,600)        -

Conversion of preferred
stock                    (2,120)       -    (4,000)        -      (500)        -    (261,144)       -      297,238         -

Issuance of common stock
for:
  Cash                        -        -         -         -         -         -           -        -      910,933     1,000
  Exercise of warrants
    and stock options         -        -         -         -         -         -           -        -    1,355,646     1,000
  Assets                      -        -         -         -         -         -           -        -      100,000         -
  Services                    -        -         -         -         -         -           -        -      242,894     1,000

Issuance of stock
options and warrants
for services                  -        -         -         -         -         -           -        -            -         -

Net loss                      -        -         -         -         -         -           -        -            -         -
                        ------------------------------------------------------------------------------------------------------

Balance at
December 31, 2000          5,957  $    -    15,236  $      -    $    -         -      52,500  $     -   12,611,189  $ 13,000
                        ------------------------------------------------------------------------------------------------------






                                        --------------------------------------------------------------------------

                                          Additional     Treasury Stock      Unearned    Stock sub-     Accum-
                                           Paid-In      -----------------     Compen-     scription     ulated
                                           Capital       Shares   Amount      sation      Receivable    Deficit
                                        --------------------------------------------------------------------------


Difference between the
Series D preferred
stock conversion price
and common stock fair
value                                         872,000        -           -           -          -        (872,000)

Net loss                                                                                               (3,622,000)
                                        -------------------------------------------------------------------------

Balance at
December 31, 1999                          31,142,000    2,600      (4,000)          -     (8,000)    (23,053,000)

Treasury stock retired                         (4,000)  (2,600)      4,000           -          -               -

Conversion of preferred
stock                                               -        -           -           -          -               -

Issuance of common stock
for:
  Cash                                      2,571,000        -           -           -          -               -
  Exercise of warrants
    and stock options                       4,841,000        -           -           -          -               -
  Assets                                      675,000        -           -           -          -               -
  Services                                  1,403,000        -           -           -          -               -

Issuance of stock
options and warrants
for services                                  529,000        -           -           -          -               -

Net loss                                            -        -           -           -          -      (9,305,000)
                                        -------------------------------------------------------------------------

Balance at
December 31, 2000                       $  41,157,000        -   $       -  $        -  $  (8,000)  $ (32,358,000)
                                        -------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                              F-7



                                                                         PARADIGM MEDICAL INDUSTRIES, INC.

                                                                                   Statement of Cash Flows

                                                                                 Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------



                                                                               2000              1999
                                                                       -----------------------------------


Cash flows from operating activities:
     Net loss                                                          $      (9,305,000)  $    (4,731,000)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                           528,000           332,000
         Amortization of unearned compensation                                         -            94,000
         Issuance of common stock for services                                 1,404,000           367,000
         Issuance of stock option/warrant for services                           529,000           329,000
         Provision for losses on receivables                                     (30,000)          345,000
         Provision for losses on inventory                                       489,000                 -
         (Gain) loss on disposal of assets                                        (2,000)            5,000
         Write-down of assets                                                          -           331,000
         (Increase) decrease in:
              Receivables                                                        153,000          (284,000)
              Inventories                                                        449,000          (558,000)
              Prepaid and other assets                                             4,000           134,000
         Increase (decrease) in:
              Payables                                                           140,000            19,000
              Accrued liabilities                                                217,000            48,000
                                                                       -----------------------------------

                  Net cash used in
                  operating activities                                        (5,424,000)       (3,613,000)
                                                                       -----------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                         (613,000)          (82,000)
     Increase in intangibles                                                     (26,000)          (26,000)
     Proceeds from the disposal of assets                                          9,000            48,000
     Net cash paid in acquisition                                                (95,000)                -
                                                                       -----------------------------------

                  Net cash used in
                  investing activities                                          (725,000)          (16,000)
                                                                       -----------------------------------

Cash flows from financing activities:
     Proceeds from issuance of Series D preferred stock                                -         1,649,000
     Proceeds from issuance of common stock                                    2,572,000         2,485,000
     Principal payments on notes payable and long-term debt                     (189,000)          (38,000)
     Proceeds from note payable                                                        -            92,000
     Proceeds from exercise of common stock warrants and options               4,842,000           398,000
                                                                       -----------------------------------

                  Net cash provided by
                  financing activities                                         7,225,000         4,586,000
                                                                       -----------------------------------

Net increase in cash                                                           1,076,000           957,000

Cash, beginning of year                                                        1,118,000           161,000
                                                                       -----------------------------------

Cash, end of year                                                      $       2,194,000   $     1,118,000
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

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

1.   Organization       Organization
     and                Paradigm  Medical  Industries,  Inc.  (the Company) is a
     Significant        Delaware  Corporation  incorporated in October 1989. The
     Accounting         Company   is  engaged   in  the   design,   development,
     Policies           manufacture,  and sale of high  technology  surgical and
                        diagnostic eye care products.  Its surgical equipment is
                        designed to perform minimally  invasive cataract surgery
                        and  is  comprised  of  surgical   devices  and  related
                        instruments  and   accessories,   including   disposable
                        products. Its diagnostic products include a pachymeter, an A-Scan, an A/B Scan, a biomicroscope, a perimeter, a corneal topographer, and a blood flow analyzer.

                        Its ultrasound diagnostic products technology were acquired from Humphrey Systems in 1998. In October 1999, the Company purchased the inventory and design and production rights of another line of surgical equipment, also designed to perform minimally invasive cataract surgery. The line includes the Mentor SIStem (TM), the Odyssey (TM), and the Surgitrol (TM). In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist Thirty Thousand (TM) in which the Company purchased the raw material and finished goods inventory to bring manufacture of this product in-house. The Dicon (TM) perimeter and the Dicon (TM) topographer were acquired when the Company acquired Vismed in June 2000. The blood flow analyzer was acquired when Ocular Blood Flow LTD
                        (OBF) was purchased in June 2000.

                        Liquidity
                        The Company has incurred net losses and negative cash flows from operating activities for the year ended December 31, 2000 and 1999 and has an accumulated deficit. The Company currently has a private equity line of credit agreement with Triton West Group, Inc., (Triton), which allows the Company to sell $20 million of common stock over a three year period beginning June 30, 2000 to Triton by tendering put notices to purchase shares (see note 4). Management believes that the combination of existing working capital and the private equity line of credit will be sufficient to assure continuation of the Company's operations through December 31, 2001. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity financing will be available on terms acceptable to the Company in the future. If the Company is unable to obtain such financing or secure debt financing, it may be unable to continue development of its products and may be required to substantially curtail operations.

--------------------------------------------------------------------------------
                                                                             F-9

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Cash Equivalents
     and                For  purposes  of the  statement  of  cash  flows,  cash
     Significant        includes  all  cash  and   investments   with   original
     Accounting         maturities to the Company of three months or less.
     Policies
     Continued          The Company  maintains its cash in bank deposit accounts
                        which, at times,  may exceed  federally  insured limits.
                        The  Company  has not  experienced  any  losses  in such
                        account   and   believes   it  is  not  exposed  to  any
                        significant credit risk on cash and cash equivalents.

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

                        Intangible Assets
                        Intangible assets consist of the purchase price in excess of net assets acquired in the purchase of Ocular Blood Flow, Ltd., product rights, capitalized payments to manufacturers for engineering and design services and patent costs. These costs are being amortized using the straight line method over a three to ten year period.

                        Evaluation of Intangible and Other Long-Lived Assets
                        The Company evaluates the carrying value of the unamortized balances of intangible and other long-lived assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management's projections of the undiscounted future cash flows associated with each asset. If management's evaluation were to indicate that the carrying values of these assets were impaired, such impairment would be recognized by a write down of the applicable asset.


--------------------------------------------------------------------------------
                                                                            F-10

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Income Taxes
     and                Deferred income taxes are provided in amounts sufficient
     Significant        to  give  effect  to   temporary   differences   between
     Accounting         financial  and tax  reporting,  principally  related  to
     Policies           depreciation,  stock compensation  expense,  and accrued
     Continued          liabilities.

                        Earnings Per Share
                        The  computation  of basic  earnings per common share is
                        based  on  the   weighted   average   number  of  shares
                        outstanding during each year.

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 3,412,181 and 3,684,990 shares of common stock at prices ranging from $2.30 to $12.98 per share were outstanding at December 31, 2000 and 1999, respectively, but were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

                        Revenue Recognition
                        Revenues for sales of products that require specific installation and acceptance by the customer are recognized upon such installation and acceptance by the customer. Revenues for sales of other surgical systems, ultrasound diagnostic devices, and disposable products are recognized when the product is shipped.

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

--------------------------------------------------------------------------------
                                                                            F-11

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Concentration of Risk - Continued
     and                The Company's high technology  product line requires the
     Significant        Company  to  deal  with  suppliers  and   subcontractors
     Accounting         supplying  highly  specialized  parts,  operating highly
     Policies           sophisticated   and  narrow   tolerance   equipment  and
     Continued          performing  highly  technical  calculations  and  tasks.
                        Although  there are a limited  number of  suppliers  and
                        manufacturers  that  meet the  standards  required  of a
                        regulated medical device, management believes that other
                        suppliers  and   manufacturers   could  provide  similar
                        components and services.

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

                        During the year ended December 31, 1999, the Company had sales to a major customer which represented approximately 14% of total net sales. During the year ended December 31, 2000, no single customer represented more than 10% of total net sales.

                        Accounts receivable are due from medical distributors, surgery centers, hospitals and ophthalmologists located throughout the U.S. and a number of foreign countries. The receivables are generally due within thirty days for domestic customers and sixty days for international customers. The Company maintains an allowance for estimated potentially uncollectible amounts.

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


--------------------------------------------------------------------------------
                                                                            F-12

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Warranty
     and                The Company provides  product  warranties on the sale of
     Significant        certain products that generally extend for one year from
     Accounting         the date of sale.  The  Company  maintains a reserve for
     Policies           estimated warranty costs based on historical  experience
     Continued          and management's best estimates.

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

                        Reclassifications
                        Certain amounts in the 1999 financial statements have been reclassified to conform with the presentation of the current year financial statements.


2.   Acquisitions       In June 2000,  the Company  acquired  Vismed,  Inc.  dba
                        Dicon in exchange  for 921,500  shares of common  stock.
                        The business combination has been accounted for by the pooling-of-interest method in accordance with APB 16.
                        Accordingly, the historical financial statements have been restated to reflect the combination with Vismed as if it had occurred as of January 1, 1999. Vismed was founded in 1989 and manufactures and distributes Dicon branded diagnostic products. These products include a perimeter used to detect retinal sensitivity and a corneal topographer used to measure the curvature of the cornea which is useful in the fitting of contact lenses and refractive surgery.

                        In June 2000, the Company completed the purchase of Ocular Blood Flow, Ltd. (OBF) for $100,000 and 100,000 shares of common stock. This transaction has been accounted for using the purchase method of accounting. OBF manufactures a blood flow analyzer representing proprietary technology for measuring blood flow to the eye. Pro forma results of operations as if the companies had been combined have not been presented since OBF operations were not significant.



--------------------------------------------------------------------------------
                                                                            F-13

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3.   Detail of
     Certain
     Balance
     Sheet
     Accounts

Receivables:
     Trade receivables                                       $        1,963,000
     Other                                                               14,000
     Allowance for doubtful accounts                                   (370,000)
                                                             ------------------

                                                             $        1,607,000
                                                             ------------------

Inventories:
     Finished goods                                          $        1,513,000
     Work in process                                                    334,000
     Raw materials                                                    3,089,000
     Reserve for obsolescence                                          (489,000)
                                                             ------------------

                                                             $        4,447,000
                                                             ------------------

Accrued liabilities:
     Warranty and return allowance                           $          475,000
     Customer deposits                                                   38,000
     Payroll and employee benefits                                      191,000
     Royalties                                                           58,000
     Commissions                                                        143,000
     Deferred revenue                                                   121,000
     Other                                                              174,000
                                                             ------------------

                                                             $        1,200,000
                                                             ------------------

Intangible assets:
     Purchase price in excess of net asset acquired          $          799,000
     Product and technology rights                                      773,000
     Engineering and design costs                                       482,000
     Patents                                                            143,000
                                                             ------------------
                                                                      2,197,000
Accumulated amortization                                               (725,000)
                                                             ------------------

Net intangible assets                                        $        1,472,000
                                                             ------------------


                        Amortization expense for the years ended December 31, 2000 and 1999 was $260,000 and $203,000, respectively.

--------------------------------------------------------------------------------
                                                                            F-14

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Detail of
     Certain
     Balance
     Sheet
     Accounts
     Continued


Preferred stock:
     Series A 500,000 shares authorized, 5,957
       shares issued and outstanding (aggregate
       liquidation preference of $6,000)                      $                -
     Series B, 500,000 shares authorized, 15,236
       shares issued and outstanding (aggregate
       liquidation preference of $61,000)                                      -
     Series C, 30,000 shares authorized, no
       shares issued and outstanding                                           -
     Series D 1,140,000 shares authorized,
       52,500 shares issued and outstanding
       (aggregate liquidation preference of $92,000)                           -
                                                              ------------------

                                                              $                -
                                                              ------------------



4.   Property and       Property and equipment consists of the following:
     Equipment


Office equipment                                          $         547,000
Computer equipment                                                  554,000
Automobile                                                           56,000
Furniture and fixtures                                              258,000
Leasehold improvements                                              182,000
                                                          -----------------

                                                                  1,597,000

Accumulated depreciation and amortization                          (859,000)
                                                          -----------------

                                                          $         738,000
                                                          -----------------




--------------------------------------------------------------------------------
                                                                            F-15

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Equity Line        The  Company  currently  has a  private  equity  line of
     of Credit          credit agreement with Triton West Group, Inc., (Triton),
                        which  allows the  Company to sell $20 million of common
                        stock over a three year period  beginning  June 30, 2000
                        to Triton by tendering  put notices to purchase  shares.
                        The put  notices  may be  tendered by the Company at the
                        Company's  discretion.  Upon the put  notice  Triton  is
                        obligated  to  purchase  shares  at 88%  of  the  lowest
                        closing  bid  price  on  the  trading  day   immediately
                        following a five day period commencing two days prior to put notice and ending two days after such put notice date. The total amount per put is determined based on the stock closing bid price and the 30 trading day volume, with a maximum put amount of $2 million.


5.   Long-Term          Long-term debt consists of the following:
     Debt


                        Note payable to a bank in monthly
                        installments of $418, including interest
                        at 9.95% secured by an automobile, due
                        September 2001                               $    3,000

                        Note payable to a bank in monthly
                        installments of $471, including interest
                        at 1% over the bank's prime lending rate
                        which was 10.5% at December 31, 2000. The
                        note is secured by equipment and is due
                        June 2001                                         3,000

                        Capital lease obligations (see note 6)           26,000
                                                                     ----------

                                                                         32,000

                        Less current portion                             22,000
                                                                     ----------

                                                                     $   10,000
                                                                     ----------


                        Future maturities are as follows:


                        Year Ending December 31,                Amount
                        ------------------------          -----------------

                           2001                           $          22,000
                           2002                                      10,000
                                                          -----------------

                                                          $          32,000
                                                          -----------------


--------------------------------------------------------------------------------
                                                                            F-16

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6.   Lease              During the year ended  December  31,  2000,  the Company
     Obligations        leased certain  equipment under  noncancellable  capital
                        leases. These leases provide the Company the option to purchase the leased assets at the end of the initial lease term. Assets under capital leases included in fixed assets and are as follows:

                        Computer and other equipment         $          53,000

                        Less accumulated amortization                  (20,000)
                                                             -----------------

                                                             $          33,000
                                                             -----------------

                        Amortization expense on assets under capital leases during the year ended December 31, 2000 and 1999 was $10,000.

                        Capital lease obligations have imputed interest rates of approximately 15% to 22% and are payable in aggregate monthly installments of approximately $2,000 through 2001 and $1,000 through October 2002. The leases are secured by equipment. Future minimum payments on the capital lease obligations are as follows:


                        2001                              $          25,000
                        2002                                          5,000
                                                          -----------------

                                                                     30,000

                        Less amount representing
                         interest                                    (4,000)
                                                          -----------------

                        Present value of future
                          minimum lease payments          $          26,000
                                                          -----------------



--------------------------------------------------------------------------------
                                                                            F-17

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6.   Lease              The Company  leases office and warehouse  space under an
     Obligations        operating   lease   agreement.   Future  minimum  rental
     Continued          payments under the  noncancelable  operating lease as of
                        December 31, 2000 is approximately as follows:

                        Year Ending December 31,                Amount
                        ------------------------          -----------------

                           2001                           $         401,000
                           2002                                     410,000
                           2003                                      63,000
                           Thereafter                                     -
                                                          -----------------

                           Total future minimum rental
                             payments                     $         874,007
                                                          -----------------

                        Rent expense related to noncancelable operating leases was approximately $362,000 and $289,000 for the years ended December 31, 2000 and 1999, respectively.


7.   Income             The provision for income taxes is different than amounts
     Taxes              which  would  be  provided  by  applying  the  statutory
                        federal income tax rate to loss before provision for income taxes for the following reasons:

                                                     Years Ended
                                                    December 31,
                                          ---------------------------------
                                                2000             1999
                                          ---------------------------------

Federal income tax benefit at
  statutory rate                          $       3,443,000  $      1,806,000
Expiration of research and
  development tax credit
  carryforwards                                    (107,000)              -
Tax credits                                          44,000          49,000
Other                                               (35,000)        (22,000)
Change in valuation allowance                    (3,345,000)     (1,833,000)
                                          ---------------------------------

                                          $               -  $            -
                                          ---------------------------------



--------------------------------------------------------------------------------
                                                                            F-18

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Income             Deferred tax assets  (liabilities)  are comprised of the
     Taxes              following:
     Continued
                        Net operating loss carryforward       $       9,170,000
                        Depreciation and amortization                   102,000
                        Allowance and reserves                          487,000
                        Research and development tax credit
                         carryforwards                                  240,000
                                                              -----------------

                                                                      9,999,000

                        Valuation allowance                          (9,999,000)
                                                              -----------------

                                                              $              -
                                                              -----------------

                        A valuation allowance has been established for the net deferred tax asset due to the uncertainty of the Company's ability to realize such asset.

                        At December 31, 1999, the Company had net operating loss carryforwards of approximately $25,000,000 and research and development tax credit carryforwards of approximately $240,000. These carryforwards are available to offset future taxable income and begin to expire in 2001. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.


8.   Capital            The Company has  established a series of preferred stock
     Stock              with a total of  5,000,000  authorized  shares and a par
                        value of $.001, and one series of common stock with a par value of $.001 and a total of 20,000,000 authorized shares.



--------------------------------------------------------------------------------
                                                                            F-19

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Capital Stock      Series A Preferred Stock
     Continued          On September 1, 1993,  the Company  established a series
                        of  non-voting  preferred  shares  designated  as the 6%
                        Series A Preferred Stock, consisting of 500,000 shares with $.001 par value. The Series A Preferred Stock has the following rights and privileges:

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


--------------------------------------------------------------------------------
                                                                            F-20

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Capital Stock      Series B Preferred Stock
     Continued          On May 9,  1994,  the  Company  established  a series of
                        non-voting  preferred shares  designated at 12% Series B
                        Preferred Stock, consisting of 500,000 shares with $.001 par value. The Series B Preferred Stock have the following rights and privileges:

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


--------------------------------------------------------------------------------
                                                                            F-21

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Capital Stock      Series C Preferred Stock
     Continued          In January 1998, the Company  authorized the issuance of
                        a total of 30,000  shares of Series C  Preferred  Stock,
                        $.001  par  value,  $100  stated  value.  The  Series  C
                        Preferred   Stock   have  the   following   rights   and
                        privileges:

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


--------------------------------------------------------------------------------
                                                                            F-22

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Capital Stock      Series D Preferred Stock - Continued
     Continued
                        2.  Upon the liquidation of the Company,  the holders of
                            the Series D Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment.

                        3. Each share is convertible, at the option of the holder at any time until January 1, 2002, into one share of Common Stock at an initial conversion price, subject to adjustment. The Series D Preferred Stock shall be converted into one share of the Common Stock subject to adjustment (a) on January 1, 2002 or (b) upon 30 days written notice by the Company to the holders of the Shares, at any time after (i) the 30-day anniversary of the registration statement on which the shares of Common Stock issuable upon conversion of the Series D Preferred Stock were registered and (ii) the average closing price of the Common Stock for the 20-day period immediately prior to the date on which notice of redemption is given by the Company to the holders of the Series D Preferred Stock is at least $3.50 per share. The Company in 1999 recorded $872,000 as in increase to additional paid-in capital and a change to accumulated deficit related to the differences in the conversion price of the preferred stock to common stock.

                        4.  The holders of the shares have no voting rights.


9.   Stock Option       The  Company has a Stock  Option Plan (the Option  Plan)
     Plan and           which   reserves   300,000   shares  of  the   Company's
     Warrants           authorized but unissued common stock for the granting of
                        stock options. An amendment to the Plan increases the number of shares of common stock reserved for issuance thereunder by an aggregate of 300,000 shares.

                        The Option Plan provides for the grant of incentive stock options and non-qualified stock options to employees and directors of the Company. Incentive stock options may be granted only to employees. The Option Plan is administered by the Board of Directors or a Compensation Committee, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option.


--------------------------------------------------------------------------------
                                                                            F-23

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Stock Option       In addition,  the Company granted the following  options
     Plan and           and  warrants  to  non-employees  during the years ended
     Warrants           December 31:
     Continued
                        2000
                        ----

                        o Warrants to purchase 50,000 shares of common stock at an exercise price of $7.27, vested immediately, to an entity in connection with a private placement sale of common stock.

                        o Warrants to purchase 100,000 shares of common stock at an exercise price of $4.00, vested immediately, as incentive for an individual to exercise 100,000 warrants that had been previously granted for consulting services.

                        o Warrants to purchase 50,000 shares of common stock at an exercise price of $6.75, vested in November 2000, to a consultant in connection with the extension of the consulting agreement.

                        o Warrants to purchase 150,000 shares of common stock at an exercise price of $4.00, vested immediately, to an entity of which a former director is the President as payment for services rendered in connection with a private placement sale of common stock.

                        o Warrants to purchase 50,000 shares of common stock at an exercise price of $4.00, vesting in May 2001, to a consultant in connection with the extension of the consulting agreement.

                        o Options to purchase 20,000 shares of common stock at an exercise price of $5.00, vested immediately, to various non-employees as payment for services rendered.


--------------------------------------------------------------------------------
                                                                            F-24

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Stock Option       1999
     Plan and           ----
     Warrants
     Continued          o   Warrants to purchase  211,400 shares of common stock
                            at an exercise price between $2.38 and $2.69 per share, vested immediately, to various entities in connection with the sale of Series D Preferred Stock

                        o Warrants to purchase 50,000 shares of common stock at an exercise price of $4.75, vested in May 2000, to a consultant in connection with the extension of the consulting agreement

                        o Warrants to purchase 100,000 shares of common stock at an exercise price of $4.00, vested immediately, to a consultant as payment for consulting services

                        o Warrants to purchase 140,000 shares of common stock at an exercise price of $2.25, vested immediately, to consultants as payment for consulting services

                        o Warrants to purchase 100,000 shares of common stock at an exercise price of $4.00, vested immediately, to entities of which former directors are officers/directors, as incentive for the entities to exercise 140,000 warrants that had been previously granted for consulting services


--------------------------------------------------------------------------------
                                                                            F-25

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Stock Option       A schedule of the options and warrants is as follows:
     Plan and
     Warrants
     Continued
                                                Number of           Exercise
                                   ----------------------------     Price Per
                                          Options      Warrants       Share
                                   --------------------------------------------

Outstanding at January 1,
 1999                                     831,810     2,020,283  $ 3.00 - 12.98
     Granted                              337,872       801,400    2.30 -  7.50
     Exercised                                  -      (166,980)   2.30 -  3.00
     Expired                                    -       (17,945)   3.00 -  4.00
     Forfeited                           (121,450)            -            5.00
                                   --------------------------------------------

Outstanding at December 31,
  1999                                  1,048,232     2,636,758  $ 2.30 - 12.98
     Granted                              746,000       400,000    4.00 -  7.27
     Exercised                           (162,490)   (1,100,056)   2.38 -  8.13
     Expired                              (18,488)     (137,775)   3.33 -  6.49
                                   --------------------------------------------

Outstanding at December 31,
 2000                                   1,613,254     1,798,927  $ 2.30 - 12.98
                                   --------------------------------------------




--------------------------------------------------------------------------------
                                                                            F-26

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Stock-Based        The Company  adopted the disclosure  only  provisions of
     Compensation       Statement of Financial  Accounting  Standards (SFAS) No.
                        123,   "Accounting   for   Stock-Based    Compensation."
                        Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                        Years Ended
                                                        December 31,
                                            ------------------------------------
                                                   2000              1999
                                            ------------------------------------

Net loss - as reported                      $       (9,305,000)  $   (4,731,000)
Net loss - pro forma                        $      (10,180,000)  $   (5,582,000)
Loss per share - as reported                $             (.81)  $         (.62)
Loss per share - pro forma                  $             (.88)  $         (.73)
                                            ------------------------------------

                        The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   December 31,
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

Expected dividend yield                 $               -    $           -
Expected stock price volatility                       106%              81%
Risk-free interest rate                               6.0%             6.0%
Expected life of options                         2-5 years      2 - 5 years
                                        -----------------------------------

                        The weighted average fair value of options granted during the years ended December 31, 2000 and 1999 are $2.69 and $1.24, respectively.


--------------------------------------------------------------------------------
                                                                            F-27

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Stock-Based        The following table summarizes  information  about stock
     Compensation       options and warrants outstanding at December 31, 2000:
     Continued
                            Outstanding                      Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining     Weighted                  Weighted
   Range of                 Contractual    Average                   Average
   Exercise      Number        Life       Exercise      Number       Exercise
    Prices     Outstanding    (Years)       Price     Exercisable     Price
--------------------------------------------------------------------------------

$ 2.30 - 5.00  1,799,273       4.64     $    4.48    1,307,735      $      4.34
  6.00 - 8.13  1,587,025       1.60          7.21    1,462,025             7.31
        12.98     25,883        N/A         12.98       25,883            12.98
--------------------------------------------------------------------------------

$ 2.30 -12.98  3,412,181       3.19     $    5.81    2,795,643      $      5.97
--------------------------------------------------------------------------------


11.  Related Party      On  January  21,  2000 the  Board of  Directors  granted
     Transactions       Thomas F. Motter,  CEO and President,  100,000 shares of
                        the Company's Common Stock. 61,111 shares of this total amount were considered repayment for 61,111 shares Mr.
                        Motter sold to Douglas A. MacLeod prior to the Company's initial public offering in July 1996, under a settlement agreement to terminate certain anti-dilution rights granted Mr. MacLeod by the Company. The balance of 38,889 shares was deemed by the Board as a bonus for work done by Mr. Motter since the initial public offering. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $486,000 was recognized.

                        On January 21, 2000 the Board of Directors granted Michael W. Stelzer, a former officer of the Company, 20,000 shares of the Company's Common Stock as part of a severance agreement, and as part of settlement of Mr. Stelzer's employment agreement. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $250,000 was recognized.

                        On June 5, 2000 the Company issued Mark Miehle 28,500 shares of the Company's Common Stock for a signing bonus as part of Mr. Miehle's employment agreement. The market price on the date of the grant was $6.8125 per share, and compensation expense in the amount of $194,000 was recognized.


--------------------------------------------------------------------------------
                                                                            F-28

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Related Party      The  Company  has an amended  exclusive  patent  license
     Transactions       agreement  with a company  which owns the patent for the
     Continued          laser-probe used on the Photon machine.  This company is
                        owned by a shareholder of the Company. The agreement provides for the payment of a 1% royalty on all sales proceeds related directly or indirectly, to the Photon machine. The agreement terminates on July 7, 2003.
                        Through December 31, 2000, no significant royalties have been paid under this agreement.

                        A law firm, of which a director of the Company is a shareholder, has rendered legal services to the Company. The Company paid this firm $167,000 and $53,000, for the year ended December 31, 2000 and 1999, respectively. As of December 31, 2000, the Company owed this firm $12,000 which is included in accounts payable.

                        The Company had an investment banking agreement with Win Capital Corp. for a two year period which may be extended an additional year. A former director of the Company is a director and president of Win Capital. The Company pays a retainer to Win Capital of $2,000 per month for the first six months, $4,000 per month for the second six months and $6,000 per month for the remainder of the contract. The Company also issued a warrant to Win Capital to purchase up to 191,000 shares of common stock at a purchase price of $3.00 per share. The Company satisfied the cash portion of this agreement in 1999 through the payment of $7,500 and the issuance of 24,200 shares of common stock.

                        During the year ended December 31, 1999, prior to the initial closing of the Series D Preferred Offering, the Company borrowed $75,000 from Cyn Del, of which a former director of the Company is President, a director and shareholder and $25,000 from Win Capital. The combined $100,000 loan bore interest at a rate of 10% per annum, and was paid back at the end of six months. The Company issued warrants to purchase 105,000 shares of Common Stock to Cyn Del and warrants to purchase 35,000 shares to Win Capital. The Company also entered into a one-year consulting agreement, wherein Cyn Del would provide consulting services to the Company in consideration for a fee of $5,000 per month for the term of the agreement. In April, 1999 the Board of Directors agreed to grant 25,000 warrants to Win Capital and 75,000 warrants to Cyn Del, both at an exercise price of $4.00 per share, if they exercised their outstanding warrants, which they did.


--------------------------------------------------------------------------------
                                                                            F-29

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Related Party      During the year ended  December  31,  2000,  the Company
     Transactions       paid Cyn Del $500,000  and granted  warrants to purchase
     Continued          150,000  shares of  common  stock as  consideration  for
                        services rendered in connection with a private placement sale of the Company's common stock.

                        The Company also entered into a consulting agreement with Cyn Del which expires March 2001 and requires monthly payments of $17,000.


12.  Supplemental       During  the year ended  December  31,  2000 the  Company
     Cash Flow          acquired  the assets  and  liabilities  of Ocular  Blood
     Information        Flow,  Ltd.  (OBF)  in  a  purchase   transaction.   The
                        transaction required the payment of $100,000 and 100,000
                        shares  of  common  stock.   The  Company  recorded  the
                        following:

                        Accounts receivable                   $          22,000
                        Prepaids                                         18,000
                        Inventory                                        28,000
                        Intangibles                                     799,000
                        Property, plant and equipment                    25,000
                        Accounts payable                                (48,000)
                        Accrued liabilities                              (8,000)
                        Debt                                            (66,000)
                        Common stock issued                            (675,000)
                                                              -----------------

                        Net cash                              $          95,000
                                                              -----------------


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


--------------------------------------------------------------------------------
                                                                            F-30

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

12.  Supplemental       Actual amounts paid for interest and income taxes are as
     Cash Flow          follows:
     Information
     Continued                                    Years Ended
                                                   December 31,
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

Interest                                $        16,000     $     15,000
                                        -----------------------------------

Income taxes                            $             -     $          -
                                        -----------------------------------



13.  Export Sales       Total sales  include  export  sales by major  geographic
                        area as follows:

                                                    Years Ended
                                                   December 31,
                                        -----------------------------------
Geographic Area                                2000             1999
---------------
                                        -----------------------------------

Far East                                $        2,428,000  $       556,000
South America                                      415,000          266,000
Middle East                                        200,000          151,000
Europe                                           1,357,000           30,000
                                        -----------------------------------

                                        $        4,400,000  $     1,003,000
                                        -----------------------------------


14.  Profit             The Company has adopted a profit  sharing plan  pursuant
     Sharing Plan       to which an amount equal to 10% of the pretax profits of
                        the Company will be set aside for the benefit of the Company's officers and key employees. This amount will only be paid if the Company's qualified pretax profits exceed $10,000,000 for any fiscal year prior to December
                        31, 2001.

15.  Savings Plan       In  November  1996,  the  Company  established  a 401(k)
                        Retirement  Savings Plan for the Company's  officers and
                        employees. The Plan provisions include eligibility after
                        six months of service,  a three year  vesting  provision
                        and 100% matching  contribution  by the Company up to 3%
                        of a participant's compensation.  During the years ended
                        December  31,  2000 and 1999,  the  Company  contributed
                        approximately   $49,000   and   $44,000   to  the  Plan,
                        respectively.



--------------------------------------------------------------------------------
                                                                            F-31

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Commitments        Consulting Agreements
     and                During  the year ended  December  31,  1999 the  Company
     Contingencies      entered a consulting  agreement with a former officer of
                        the Company, which expires in 2004 and requires annual payments of $25,000 through 2003 and a payment of $12,500 in 2004.

                        During the year ended December 31, 2000 the Company entered a consulting agreement with Cyn Del which expires in March 2001 and requires monthly payments of $17,000.

                        During the year ended December 31, 2000, in connection with the acquisition of OBF, the Company entered a consulting agreement with the former owner of OBF which requires monthly payments of $6,000 through June 2003.

                        The Company has a consulting agreement with an individual requiring payments of 2,000 shares of common stock per month through May 2001, at which time the agreement is renewable for an additional six months. Per the agreement, the Company also granted warrants to purchase 50,000 shares of its common stock at an exercise price of $4.00 per share.

                        Employment Agreements
                        The Company has employment agreements with officers and key employees which expire between December 2001 and June 2003. The agreements provide for aggregate annual compensation of $410,000. In addition, the Company has entered into agreements which provide for additional payments to be made to the officer in the event the Company has a change of control.

                        Litigation
                        An action was brought against the Company in March 2000 by George Wiseman, a former employee, in the Third District Court of Salt Lake County, State of Utah. The complaint alleges that the Company owes Mr. Wiseman 6,370 shares of its common stock plus costs, attorney's fees and a wage penalty pursuant to Utah law. The Company believes the complaint is without merit and intends to vigorously defend against the action.

--------------------------------------------------------------------------------
                                                                            F-32

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Commitments        Litigation - Continued
     and                An action was brought  against the Company in  September
     Contingencies      2000 by  PhotoMed  International,  Inc.  and  Daniel  M.
     Continued          Eichenbaum  in the  Third  District  Court of Salt  Lake
                        County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed
                        International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees.
                        Currently, some discovery has taken place and the Company is endeavoring to determine the amount of royalties that are currently due.

                        The Company has received demand letters dated September 14, 2000 and October 17, 2000 from Mentor Corporation ("Mentor") claiming that the Company failed to register 485,751 shares of common stock issued to Mentor under the Asset Purchase Agreement dated October 15, 1999, among the Company, Mentor, Mentor Ophthalmics, Inc. and Mentor Medical, Inc. The Asset Purchase Agreement related to the Company's purchase of Mentor's phacoemulsification product line in consideration for the issuance by the Company to Mentor of 485,751 shares of its common stock, valued at the sum of $1,500,000 at the time of closing.

                        The Asset Purchase Agreement required the Company to register the 485,751 shares of common stock issued to Mentor whenever the Company determined to register any of its shares of common stock. Mentor alleges that because the Company did not register the 485,751 shares in a Registration Statement, which became effective on January 6, 2000 (the "January 6, 2000 Registration Statement"), that it was unable to sell the shares at the time and, as a result, lost approximately $5,000,000 due to Company's alleged breach of the Asset Purchase Agreement.

                        The Company maintains that an authorized officer of Mentor agreed to waive the registration rights of Mentor in having the 485,751 shares registered in the January 6, 2000 Registration Statement. As a consequence, the Company believes that it has not breached the Asset Purchase Agreement and that Mentor is not owed any moneys for not having registered the shares of the Company's common stock held by Mentor in the January 6, 2000 Registration Statement. The Company is in the process of further review of the matter and denies liability and for the damages asserted by Mentor.


--------------------------------------------------------------------------------
                                                                            F-33

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Commitments        Litigation - Continued
     and                The   Company   may   become  or  is  subject  to  other
     Contingencies      investigations,   claims  or  lawsuits  ensuing  out  of
     Continued          conduct  of its  business,  including  those  related to
                        environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any other such items which it believes could have a material adverse effect on its financial position.

                        Royalty Agreements
                        The Company has a royalty agreement with the president of OBF. The agreement provides for the payment of 10% royalty of the net sales related to the Blood Flow Analyzer. The agreement terminates in 2020. As of December 31, 2000, no significant royalties have been paid under this agreement.

                        The Company has an agreement with a company that provides for the payment of royalties related to the sales of the corneal topography instrument referred to as the CT. During the year ended December 31, 2000 payments of $173,250 were made and $49,350 was accrued at the end of the year.

                        The company has an agreement with a Canadian corporation that provides for the payment of royalties related to the sales of UBM (Ultrasonic Bio-Microscopy). The agreement outlines payments of 150 Canadian Dollars for each licensed product sold for a period of 12 years that ends in September of 2002. No significant royalties were paid under this agreement during the year ended December 31, 2000.

                        The Company has a royalty agreement with another company that developed a promotional CD for the Company. Through the promotion of the CD, the Company hopes to increase sales in the Autoperimiter and assist doctors currently using the unit with the interpretation of visual fields. The royalty base with be 50% each until the Company's share equals the production costs related to development of the disk. Thereafter, the developer will receive 70% and the Company will receive 30% of the royalty base. Royalties paid during the year relating to this agreement were not considered material.

--------------------------------------------------------------------------------
                                                                            F-34

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Fair Value of      The  Company's  financial  instruments  consist of cash,
     Financial          receivables,  payables,  and notes payable. The carrying
     Instruments        amount of cash,  receivables  and payables  approximates
                        fair  value  because of the  short-term  nature of these
                        items.   The  carrying   amount  of  the  notes  payable
                        approximates fair value as the individual borrowings bear interest at market interest rates.


18.  Recent             In June 1999, the FASB issued SFAS No. 137,  "Accounting
     Accounting         for  Derivative   Instruments  and  Hedging  Activities-
     Pronounce-         Deferral of the  Effective  date of FASB  Statement  No.
     ments              133."  SFAS 133  establishes  accounting  and  reporting
                        standards  for  derivative   instruments   and  requires
                        recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

 -------------------------------------------------------------------------------
                                                                            F-35

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

   None.


PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

    The executive officers and directors of the Company, their ages and their positions are set forth below:

              Name              Age    Position

      Thomas F. Motter          52 Chairman of the Board, President and
                                   Chief Executive Officer
      Mark R. Miehle            48 President and Chief Operating Officer
      John W. Hemmer            73 Vice President of Finance Treasurer and Chief
                                   Financial Officer
      Randall A. Mackey         54 Secretary and Director, Esq.
      David M. Silver, Ph.D.    58 Director
      Keith D. Ignotz           52 Director


         The directors are elected for one-year terms that expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

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

         Mark R. Miehle has served as President and Chief Operating Officer of the Company since June 5, 2000. From December 1997 to June 5, 2000, Mr. Miehle served as President and Chief Executive Officer of Vismed, Inc., d/b/a Dicon, a start-up company. In 1982, Dicon was acquired by CooperVision diagnostics. From 1982 to 1985, Mr. Miehle was the Vice President of Sales and Marketing of CooperVision Diagnostics. Mr. Miehle received a B.S. degree in Organic Chemistry from Tulane University in 1975. He is a member of the Young Presidents' Organization (YPO), Vision Industry Council of America (VICA).

         John W. Hemmer has served as Vice President of Finance Treasurer and Chief Financial Officer of the Company since September 20, 2000. Mr. Hemmer previously served as Vice President of Finance, Treasurer, Chief Financial Officer and a director of the Company from November 1995 to June 1999. Mr. Hemmer has served as a director and consultant since 1989 and Chief Financial Officer since February 2000 of Bio Marine Technologies, Inc. in Gulf Breeze, Florida, which develops offshore marine production systems licensed and permitted for use in the Gulf of Mexico. He was the President and Chief Executive Officer of John W. Hemmer, Inc., a registered broker/dealer firm from 1987 to 1989, which subsequently changed its name to Westfalia Investments Inc. Prior thereto he was Vice President of Bankers Trust Company in charge of venture capital and a member of the research and investment management committees. Mr. Hemmer was also Vice President of Corporate Finance at Dempsey, Tegler & Company, Inc., a Senior Analyst at Lazard Freres & Company and an Investment Officer of the Chase Manhattan Bank. Mr. Hemmer received a B.A. degree in Economics from Queens College in 1951 and a M.S. degree in Banking and Finance from Columbia University Graduate School of Business in 1952.

         Randall A. Mackey, Esq. has been a director of the Company since January 2000. He had served as a director of the Company from November 1995 to September 1998. Since 1989, Mr. Mackey has been President of the Salt Lake City law firm of Mackey Price & Williams since 1992, and a sharholder and director of the firm and its predecessor firms since 1989. Mr. Mackey received a B.S. degree in Economics from the University of Utah in 1968, a M.B.A. degree from Harvard University in 1970, a J.D. degree from Columbia University in 1975 and a B.C.L. degree from Oxford University in 1977. Since January 1998, Mr. Mackey has served as a director of Cimetrix Incorporated, a software development company. Mr. Mackey has also served as Chairman of the Board since July 2000 and as a trustee since 1993 of Salt Lake Community College.

         David M. Silver, Ph.D. has been a director of the Company since January 2000. He had served as a director of the Company from November 1995 to September 1998. Dr. Silver is a Principal Senior Scientist in the Milton S. Eisenhower Research and Technology Development Center at the Johns Hopkins University Applied Physics Laboratory, where he has been employed since 1970. He served as the J. H. Fitzgerald Dunning Professor of Ophthalmology in the Johns Hopkins Wilmer Eye Institute in Baltimore during 1998-99. He received a B.S. degree from Illinois Institute of Technology, an M.A. degree from Johns Hopkins University and a Ph.D. degree from Iowa State University before holding a postdoctoral fellowship at Harvard University and a visiting scientist position at the University of Paris.

         Keith D. Ignotz was elected as director in November 2000. He has been President and Chief Operating Officer of SpectRx, Inc., a medical technology company that he founded in 1992, which develops, manufactures and markets alternatives to traditional blood-based medical tests. From 1986 to 1992, Mr. Ignotz was Senior Vice President of Allergan Humphrey, Inc., a medical electronics company. From 1985 to 1986, he was President of Humphrey Instruments Limited - SKB, a medical electronics company, and from 1980 to 1985, Mr. Ignotz was President of Humphrey Instruments GmbH, also a medical electronics company. Mr. Ignotz also served on the Board of Directors of Vismed, Inc., d/b/a Dicon from 1992 to June 2000. Mr. Ignotz received a B.A. degree in Sociology and Political Science from San Jose University and a M.B.A. degree from Pepperdine University. Mr. Ignotz has served as a trustee of Pennsylvania College of Optometry since 1990, as a director for FluoRx, Inc. since 1997, and as a member of the American Marketing Association of the American Association of Diabetes Education.

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

      Gerald Zelman, M.D. -- Dr. Zelman is an Ophthalmologist in Manhasset, New York. He received his medical degree at the University of Lausanne in 1964, and performed his residency at the Brooklyn Eye and Ear facility in Brooklyn, New York.

Board Meetings and Committees

      The Board of Directors held a total of six meetings during the fiscal year ended December 31, 1999. The Audit Committee of the Board of Directors consists of directors Robert L. Frome, Dr. David M. Silver, and Randall A. Mackey. The Audit Committee met once during the fiscal year. The Audit Committee is primarily responsible for reviewing the services performed by the Company's independent public accountants and internal audit department and evaluating the Company's accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Thomas F. Motter, Dr. David M. Silver, and Randall A. Mackey. The Compensation Committee met three times during the fiscal year. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options. No director attended fewer than 75% of all meetings of the Board of Directors during the 2000 fiscal year.

      Pursuant to Nasdaq corporate governance requirements recently made applicable to Nasdaq SmallCap Market companies, the Company must have (i) a minimum of two independent directors; (ii) an audit committee with a majority of independent directors; and (iii) an annual stockholders meeting. The Company has and can presently satisfy each of these requirements. Messrs. Ignotz, Silver, and Mackey qualify as independent directors.


Item 10. Executive Compensation

      The following table sets forth, for each of the last three fiscal years, the compensation received by Thomas F. Motter, Chairman of the Board, and Chief Executive Officer of the Company and other executive officers (collectively, the "Named Executive Officers") at December 31, 2000 whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal year ended December 31, 2000.


                                                        Summary Compensation Table

                                                                                        Long-Term Compensation
                                   Annual Compensation                            Awards                     Payouts

                                                         Other                  Securities
                                                        Annual     Restricted   Underlying      Long-term    All Other
     Name and                                          Compensa-      Stock      Options/       Incentive    Compensa-
Principal Position    Period   Salary($)    Bonus($)   tion($)(6)    Awards($)    SARs(#)       Payout($)    tion ($)(4)


Thomas F. Motter,     2000(1)   $178,357   $486,113(6)      0          0            0             0            $28,792((5)
Chairman of the       1999(2)   $141,208         0          0          0          50,000(7)       0            $5,000
Board  and Chief      1998(3)   $122,497         0          0          0          37,400(8)       0            $6,000
Executive Officer

Mark R. Miehle        2000 (1)  $235,201   $194,000(9)      0          0            0             0            $6,000
President and Chief
Operating Officer

(1)  For the fiscal year ended December 31, 2000

(2)  For the fiscal year ended December 31, 1999

(3)  For the fiscal year ended December 31, 1998

(4) The amounts under "Other Annual Compensation" for 2000, 1999 and 1998 consist of payments related to the operation of automobiles and/or automobiles and insurance by the named executives.

(5) The amounts under "Other Annual Compensation" for 2000, 1999 and 1998 consists of payments related to the residential housing accommodations for the Company's employees, living outside of Utah while they are working at the Company's Corporate headquarters in Salt Lake City, leased from Mr. Motter at $2,500 per month.

(6) On January 21, 2000, the Board of Directors approved a bonus to Mr. Motter in the form of 38,889 shares of the Company's Common Stock. The bonus was valued at $486,113 on the basis of the closing bid price of the Company's Common Stock of $12.50 per share on January 21, 2000, the date the board approved the bonus.

(7) On September 10, 1999, the Company granted Mr. Motter option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $4.00 per share.

(8) On September 14, 1998, the Company granted Mr. Motter options to purchase 37,400 shares of the Company's Common Stock at an exercise price of $5.00 per share of which 24,000 vested on September 14, 1998 and 13,450 vested on January 1 1999.

(9) On June 5, 2000, the Board of Directors issued Mr. Miehle 28,500 shares of the Company's Common Stock as a initial bonus as part of his employment agreement. The market price on the date of grant as $6.8125 per share, and compensation expense in the amount of $194,000 was recognized.

      The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31,1999, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 1999.


             Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                        Number of Securities Underlying         Value of Unexercised
                                                           Unexercised Options/SARs         In-the-Money Options/SARs at
                                                             at December 31, 2000(#)             December 31, 2000($)
                     Shares Acquired       Value
       Name          on Exercise (#)   Realized ($)      Exercisable      Unexercisable     Exercisable      Unexercisable

Thomas F. Motter           -0-              -0-              193,450           -0-           -0-               -0-

Mark R. Miehle             -0-              -0-               40,000          110,000        -0-               -0-

John W. Hemmer            57,450        $287,250              75,000           -0-           -0-               -0-

Curtis G. Page             -0-              -0-               10,620           19,460        -0-               -0-

Richard D. Dirkson         5,040        $ 25,200               3,750           26,250        -0-               -0-


Director Compensation

      On September 10, 1999, the outside directors consisting of Patrick M. Kolenik Steven J. Bayern and Robert L. Frome, who were then directors of the Company, were each granted stock options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. Messrs. Kolenik and Bayern resigned as directors on January 21, 2000, and Randall A. Mackey and Dr. David M. Silver were appointed to fill the vacancies. On April 19, 2000, Messrs. Mackey and Silver were each granted options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $6.00 per share. Outside directors are also reimbursed for their expenses in attending board and committee meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefor.

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

1995 Stock Option Plan

         The Company adopted a 1995 Stock Option Plan (the "Plan"), for officers, employees, directors and consultants of the Company on November 7, 1995. The Plan authorized the granting of stock options ("Plan Options") to purchase an aggregate of not more than 300,000 shares of the Company's Common Stock. On February 16, 1996, options for substantially all 300,000 shares were granted. On June 9, 1997, the Company's shareholders approved an amendment to the Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 300,000 shares to 600,000 shares. On September 3, 1998, the Company's shareholders approved an amendment to the Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 600,000 shares to 1,200,000 shares. On November 29, 2000, the Company's shareholders approved an amendment to the Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 1,200,000 shares to 1,700,000 shares.

         The Plan is administered by the Compensation Committee. In general, the Compensation Committee will select the person to whom options will be granted and will determine, subject to the terms of the Plan, the number, exercise, and other provisions of such options. Options granted under the Plan will become exercisable at such times as may be determined by the Compensation Committee. Plan Options granted may be either incentive stock options ("ISOs"), as such term is defined in the Internal Revenue Code, or non-ISOs. ISOs may only be ranted to persons who are employees of the Company. Non-ISOs may be granted to any person, including, but not limited to, employees of the Company, independent agents, consultants as the Compensation Committee believes has contributed, or will contribute, to the success of the Company as the Compensation Committee believes has contributed, or will contribute, to the success of the Company. The Compensation Committee shall determine the exercise price of options granted under the Plan, provided that, in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of voting power of the Company's stock) of the fair market value (as defined in the Plan) of the Common Stock on the date of grant. The aggregate fair market value (determined at the time of option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000.

         The term of each Option shall not be more than 10 years (five years in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) from the date of grant. The Board of Directors has a right to amend, suspend or terminate the Plan at any time; provided, however, that unless ratified by the Company's shareholders, no amendment or change in the Plan will be effective which would increase the total number of shares which may be issued under the Plan, materially increase the benefits accruing to persons granted under the Plan or materially modify the requirements as to eligibility and participation in the Plan. No amendment, supervision or termination of the Plan shall, without the consent of an employee to whom an option shall heretofore have been granted, affect the rights of such employee under such option.

Employment Agreements

         The Company entered into employment agreements with Thomas F. Motter, which commenced on January 1, 1998 and expires on December 31, 2003. The agreement requires Mr. Motter to devote substantially all of his working time to the Company, provided that he may be terminated for "cause" (as provided in the agreements) and prohibits him from competing with the Company for two years following the termination of his employment agreement. The agreement provides for the payment of an initial base salary of $135,000, effective as of January 1, 1998. The agreement also provides for salary increases and bonuses as shall be determined at the distribution of the Board of Directors. Effective as of October 1, 1999, the Board of Directors approved an increase in Mr. Motter's annual base salary to $160,000, and effective as of July 1, 2000, the board approved an increase in his annual base salary to $200,000.

         The Company entered into employment agreements with Mark R. Miehle, which commenced on June 5, 2000 and will expire on June 4, 2003. The agreement requires Mr. Miehle to devote substantially all of his working time to the Company, provided that he may be terminated for "cause" (as provided in the agreement) and prohibits him from competing with the Company for two years following the termination of his employment agreement. The agreement provides for the payment of an initial annual base salary of $150,000, effective as of June 5, 2000, and the issuance of stock options to purchase 150,000 shares of the Company's Common stock at $6.00 per share, to be vested in equal annual amounts over a three year period. The agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Board of Directors.

Limitation of Liability and Indemnification

         The Company re-incorporated in Delaware in February 1996, in part, to take advantage of certain provisions in Delaware's corporate law relating to limitations on liability of corporate officers and directors. The Company believes that the re-incorporation into Delaware, the provisions of its Certificate of Incorporation and Bylaws and the separate indemnification agreements outlined below are necessary to attract and retain qualified persons as directors and officers. The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. This provision is intended to allow the Company's directors the benefit of Delaware General Corporation Law which provides that directors of Delaware corporations may be relieved of monetary liabilities for breach of their fiduciary duties as directors, except under certain circumstances, including breach of their duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or a knowing violation of law, unlawful payments of dividends or unlawful stock repurchases or redemption's or any transaction from which the director derived an improper personal benefit. The Company's Bylaws provide that the Company shall indemnify its officers and directors to the fullest extent provided by Delaware law. The Bylaws authorize the use of indemnification agreements and the Company has entered into such agreements with each of its directors and executive officers.

         There is no pending litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification is being sought, nor is the Company aware of any threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC, such indemnification is against pubic policy as expressed in the Securities Act and is, therefore, unenforceable.


Compliance with Section 16(a) of the Securities and Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of any class of the Company's Common Stock to file initial reports of ownership and reports of changes of ownership of the Company's Common Stock. For fiscal 2000, Thomas F. Motter, Chairman and Chief Executive Officer, through an oversight, filed one late stock transaction report covering one transaction.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 2000 for
(i) each executive officer of the Company (ii) each director, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.



                                                     Percent of
Name and Address(1)       Number of Shares           Ownership(2)

Thomas F. Motter(3)                 570,500             4.5%
Mark R. Miehle    (4)                78,966             *
John W. Hemmer    (5)                 8,013             *
Dr. David M. Silver(6)               10,666             *
Randall A. Mackey(6)                  5,384             *
Keith D. Ignotz(7)                        0             *

Executive officers and
directors as a group
     (6 persons)                    673,529             5.3%
---------------

*     Less than 1%.

(1) The address for Mr. Motter is c/o Paradigm, 2355 South 1070 West, Salt Lake City, UT, 84119. The address for Mr. Miehle is 10373 Roselle Street, San Diego, California 92121. The address for Mr. Hemmer is 88 Meadow Road, Briarcliff Manor, New York 10510. The address for Dr. Silver is 17 Avalon Court, Bethesda, Maryland 20816. The address for Mr. Mackey is 1474 Harvard Avenue, Salt Lake City, Utah 84105. The address for Mr Ignotz is 6025-A Unity Dr., Norcross, Georgia 30071.
(2) Assumes no exercise of the options described in this Proxy Statement or any other options or any warrants that the Company may have issued and no conversion of outstanding shares of the Company's Series A, Series B, Series C, and Series D Preferred Stock into shares of Common Stock.
(3) Does not include options to purchase 193,450 shares of Common Stock granted to Mr. Motter under the 1995 Option Plan.
(4) Does not include options to purchase 150,000 shares of Common Stock granted to Mr. Miehle under the Company's 1995 Option Plan.
(5) Does not include options to purchase 75,000 shares of Common Stock granted to Mr. Hemmer.
(6) Does not include options to purchase 170,000 shares of Common Stock granted to each of Dr. Silver and Mr. Mackey.
(7) Does not include options to purchase 75,000 shares of Common Stock granted to Mr. Ignotz.



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

         Patrick M. Kolenik, a director of the Company from November 1997 to January 21, 2000, is President, a director and a 25% shareholder of Win Capital Corp ("Win Capital"), the placement agent for the Company's Series C Convertible Preferred Stock offering, and Steven J. Bayern, a director of the Company from July 26, 1999 to January 21, 2000, is Chairman, a director and a 25% shareholder of Win Capital. Under the terms of an agency agreement with Win Capital, the Company agreed to pay to Win Capital a commission equal to 9% of the aggregate purchase price of the shares sold, or $269,820. Win Capital was also paid a nonaccountable expense allowance equal to 3% of the aggregate purchase price of the shares sold.

         The Company has also entered into an agreement with Win Capital dated August 20, 1997, wherein Win Capital agreed to perform unspecified investment banking services for the Company for a two year period, for which the Company agreed to pay Win Capital a monthly retainer of $2,000 for the first six months of the agreement, $4,000 per month for the second six months, and $6,000 per month for the remainder of the agreement. In an agreement entered into in February 1999, Win Capital agreed to accept $7,500 in cash plus $60,500 in Common Stock valued at the close of business the day prior to the initial close of the Company's Series D Convertible Preferred stock offering in addition to a $50,000 finders fee as it related to that offering. In addition, the Company issued warrants to Win Capital to purchase 191,000 shares of Common Stock at an exercise price of $3.00 per share in connection with the investment banking agreement and additional warrants to purchase 100,000 shares of common stock at $3.00 per share for services rendered in the private placement of Series C Convertible Preferred Stock.

         Prior to the initial closing of the Series D preferred stock offering, the Company borrowed $75,000 from Cyndel & Co., Inc. ("Cyndel"), of which Messrs. Kolenik and Bayern are each an officer, a director and a 50% shareholder of Cyndel, and $25,000 from Win Capital. The combined $100,000 loan bore interest at a rate of 10% per annum, and was paid back at the end of six months. The Company issued warrants to Cyndel to purchase 105,000 shares of Common Stock and warrants to Win Capital to purchase 35,000 shares of Common Stock, both at an exercise price equal to the closing price of the Common Stock on the business day immediately prior to the issuance date of the warrants, or $2.30 per share, the closing price of the Company's Common Stock on the business day immediately prior to the issue date of the warrants. The Company also entered into a one-year consulting agreement dated January 19, 1999, with Win Capital to provide financial consulting services to the Company in consideration for a fee of $5,000 per month for the term of the agreement.

         In addition, on April 23, 1999, the Company agreed to issue warrants to Cyndel to purchase 75,000 shares of Common Stock at an exercise price equal to $4.00 per share, upon the condition that Cyndel exercises its warrants to purchase 105,000 shares of Common Stock at $2.30 per share within 72 hours after receiving notice that a registration statement has become effective registering the shares issuable upon the exercise of the warrants to purchase 105,000 shares of Common Stock at $2.30 per share. On April 23, 1999, the Company also agreed to issue warrants to Win Capital to purchase 25,000 shares of Common Stock at an exercise price equal to $4.00 per share, upon the condition that Win Capital exercise its warrants to purchase 35,000 shares of Common Stock at $2.30 per share within 72 hours after receiving notice that a Registration Statement has become effective registering the shares issuable upon the exercise of the warrants to purchase 35,000 shares of Common Stock at $2.30 per share.

         On October 1, 1999, the Company entered into a consulting agreement with Cyndel, in which Cyndel agreed to perform unspecified investment banking services for the Company for a one-year period, for which the Company agreed to pay Cyndel a monthly retainer of $8,333.33, plus reimburse Cyndel for any expenses incurred in connection with such investment banking services. The October 1, 1999 consulting agreement was terminated when the Company entered into a new consulting agreement with Cyndel on April 1, 2000. Under the terms of the April 1, 2000 consulting agreement, Cyndel has agreed to perform unspecified investment banking services for the Company for a one-year period, for which the Company agreed to pay Cyndel a monthly retainer of $16,666.66, plus reimburse Cyndel for any expenses incurred in connection with such investment banking services.

         Besides a monthly retainer, the Company has agreed in the April 1, 2000 consulting agreement to pay Cyndel additional compensation of an unspecified amount to be mutually agreed upon if Cyndel brings to the Company a candidate for merger, acquisition, joint venture or other combination or relationship, and the Company enters into a business relationship with such entity. The April 1, 2000 consulting agreement is automatically renewable for additional, successive one-year periods through March 31, 2003, unless either party delivers to the other party on or before January 1 of the contract year written notice of its intent not to renew the agreement.

         Randall A. Mackey, a director of the Company since January 21, 2000, and a former director of the Company from September 1995 to September 3, 1998, is President and a shareholder of the law firm of Mackey Price & Williams, which rendered legal services to the Company in connection with the Company's public offering and other corporate matters. Legal fees and expenses paid to Mackey Price & Williams for the fiscal years ended December 31, 1998, 1999 & 2000 totaled $97,414, $53,324 and $167,022, respectively.

         Thomas F. Motter, Chairman of the Board and Chief Executive Officer of the Company, leases his former residence, which he still owns, to the Company for $2,500 per month. The primary use of the residential property is for housing accommodations for the Company's employees living outside of Utah while they are working at the Company's corporate headquarters in Salt Lake City. The Company has obtained an appraisal from an independent appraiser, which has concluded that the monthly rate of $2,500 represents the fair market rate for leasing the residential property. This lease agreement was terminated on October 31, 2000.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

           (a)    Exhibits

      The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Table No.                            Document

2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1   Certificate of Incorporation(1)
3.2   Bylaws(1)
4.1   Warrant Agency Agreement with  Continental  Stock Transfer & Trust Company
      (3)
4.2   Specimen Common Stock Certificate (2)
4.3   Specimen Class A Warrant Certificate(2)
4.4   Form of Class A Warrant Agreement(2)
4.5   Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6   Warrant to Purchase Common Stock with Note Holders re bridge financing (1)
4.7   Warrant to Purchase Common Stock with Mackey Price & Williams (1)
4.8   Specimen Series C Convertible Preferred Stock Certificate(45)
4.9 Certificate of the Designations, Powers, Preferences and Rights of the Series Convertible Preferred Stock(4)
4.10  Specimen Series D Convertible Preferred Stock Certificate (7)
4.11 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (10)
4.12  Warrant to Purchase Common Stock with Cyndel & Co. (7)
4.13  Warrant Agreement with KSH Investment Group, Inc. (7)
4.14  Warrant to Purchase Common Stock with R.F. Lafferty & Co., Inc. (7)
4.15  Warrant to Purchase Common Stock with Dr. David B. Limberg (10)
4.16  Warrant to Purchase Common Stock with John W. Hemmer (10)
4.17  Stock Purchase Warrant with Triton West Group, Inc.
4.18  Warrant to Purchase Common Stock with KSH Investment Group, Inc.
4.19  Warrants to Purchase  Common Stock with  Consulting for Strategic  Growth,
      Ltd.
10.1  Exclusive Patent License Agreement with Photomed(1)
10.2  Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3  Lease with Eden Roc (4)
10.4  1995 Stock Option Plan and forms of Stock Option Grant Agreement (1)
10.5  Form of Promissory Note with Note Holders re bridge financing (1)
10.6 Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare Manufacturing Corporation (5)
10.7 Agreement for Purchase and Sale of Assets with Humphrey Systems Division of Carl Zeiss, Inc. (5)

10.8  Employment Agreement with Thomas F. Motter (6)
10.9 Asset Purchase Agreement with Mentor Corp., Mentor Opthalmics, Inc. and Mentor or Medical, Inc. (8)
10.10 Transition Services Agreement with Mentor Corp., Mentor Opthalmics, Inc., and Mentor Medical, Inc. (8)
10.11 Severance Agreement and General Release with Michael W. Stelzer (8)
10.12 Consulting Agreement with Dr. Michael B. Limberg (8)
10.13 Renewed Consulting Agreement with Dr. Michael B. Limberg (10)
10.14 Mutual Release and Settlement Agreement with Zevex International, Inc. (8)
      10.15 Consulting Agreement with Douglas Adams (8)
10.16 Agreement and Plan of Reorganization with Paradigm Subsidiary, Inc., and Vismed, Inc. d/b/a Dicon (9)
10.17 Agreement and Plan of Merger with Paradigm Subsidiary, Inc. and Vismed Inc. d/b/a Dicon (9)
10.18 Registration Rights Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.19 Indemnification Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.20 Consulting Agreement with Cyndel & Co., Inc. (10)
10.21 Stock Purchase Agreement with Occular Blood Flow, Ltd. and Malcolm
      Redman (10)
10.22 Consulting Agreement with Malcolm Redman (10)
10.23 Royalty Agreement with Malcolm Redman (10)
10.24 Registration Rights with Malcolm Redman (10)
10.25 General Financial Advisory Services Agreement with McDonald Investments Inc. 11)
10.26 Agreements with Steven J. Bayern and Patrick M. Kolenik (11)
10.27 Employment Agreement with Mark R. Miehle
10.28 Employment Agreement with John W. Hemmer
10.29 Private Equity Line of Credit Agreement with Triton West Group, Inc.
10.30 Renewed General Financial Advisory Services Agreement with McDonald Investments.
10.31 Renewed Consulting Agreement with Dr. Michael B. Limberg
10.32 Agreement with KSH Investment Group, Inc.

-----------------

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(5) Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 1, 1998.
(6) Incorporated by reference from Quarter Report on Form 10-QSB, as filed on November 12, 1998.
(7) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(8) Incorporated by reference from Annual Report on Form 10-KSB, as filed on March 30, 2000.
(9)   Incorporated by reference from Form 8-K, as field on June 5, 2000
(10) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(11) Incorporated by reference from Report on Form 10-QSB, as filed on November 1, 2000.

      (b)  Reports on Form 8-K
           -------------------
      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PARADIGM MEDICAL INDUSTRIES, INC.



Dated:  April 13, 2001                      By:/s/ Thomas F. Motter
                                            -----------------------------
                                            Thomas F. Motter, Chairman of
                                            the Board and Chief Executive
                                            Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

         Signature                          Title                     Date

/s/Thomas F. Motter             Chairman of the Board and         April 13, 2001
-------------------------       Chief Executive Officer
                                (Principal Executive Officer)


/s/John W. Hemmer               Vice President of Finance,        April 13, 2001
-------------------------       Treasurer and Chief Financial
                                Officer (Principal Financial
                                and Accounting Officer)


/s/Randall A. Mackey, Esq.      Secretary and Director            April 13, 2001
-------------------------

/s/David M. Silver, Ph.D.       Director                          April 13, 2001
-------------------------

/s/Keith D. Ignotz              Director                          April 13, 2001
-------------------------