Form 10QSB
period 2001-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2001-05-15
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001             Commission File Number: 0-28498

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

            YES  X          NO
                ----          ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Common Stock, $.001 par value                                12,822,876
-----------------------------                                ----------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2001

Series A Preferred, $.001 par value                          5,957
-----------------------------------                          -----
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2001

Series B Preferred, $.001  par value                         15,236
------------------------------------                         ------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2001

Series C Preferred, $.001  par value                         0
------------------------------------                         ---
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2001

Series D Preferred, $.001 par value                          46,500
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             March 31, 2001
Transitional Small Business Disclosure Format
         YES             NO  X
            ----           ----

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION






Item 1.  Financial Statements
-------

         Balance Sheet (unaudited) - March 31, 2001    ...............        3

         Statements of Operations (unaudited) for the three
         Months ended March 31, 2001
         and March 31, 2000     ......................................        5

         Statements of Cash Flows (unaudited) for the three months
         ended March 31, 2001 and March 31, 2000         .............        6

         Notes to Financial Statements (unaudited)....................        7


Item 2.
-------

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations...................................................        9

PART II - OTHER INFORMATION
         Other Information............................................       12

         Signature Page...............................................       17

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)




                                                                     March 31,
                                                                        2001
                                                                     ---------
                                                                    (Unaudited)

ASSETS
Current Assets
  Cash & Cash Equivalents                                          $  1,093,000
  Receivables, Net                                                    1,159,000
  Inventory                                                           4,498,000
  Prepaid Expenses                                                      273,000
                                                                   -------------
             Total Current Assets                                     7,023,000

Intangibles, Net                                                      1,355,000
Property and Equipment, Net                                             828,000
Deposits and Other Assets                                               131,000
Notes Receivable                                                         40,000

                                                                   ------------

             Total Assets                                             9,377,000
                                                                  = ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                                677,000
  Accrued Expenses                                                    1,147,000
  Current Portion of Long-term Debt                                      51,000
                                                                   ------------
             Total Current Liabilities                                1,875,000

  Long-term Debt                                                         59,000
                                                                   ------------
             Total Liabilities                                        1,934,000

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)




                                                                      March 31,
                                                                        2001
                                                                    ------------
                                                                     (Unaudited)



Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,957 shares at March 31, 2001
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 15,236 shares at March 31, 2001
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at March 31, 2001
     Series D
        Authorized: 1,140,000 shares; issued and outstanding: 46,500 shares at March 31, 2001

Common Stock, Authorized:
20,000,000 Shares, $.001 par value; issued and
outstanding: 12,822,876 shares at March 31,2001                          13,000
Additional paid-in-capital                                           41,679,000
Stock Subscription Receivable                                            (8,000)

Accumulated Deficit                                                 (34,241,000)
                                                                   ------------
             Total Stockholders' Equity                               7,443,000
                                                                   ------------
             Total Liabilities and Stockholders' Equity            $  9,377,000
                                                                   ============

                        PARADIGM MEDICAL INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)





                                                          Three Months Ended
                                                               March 31,
                                                         -------------------
                                                          2001          2000
                                                       (Unaudited)   (Unaudited)



Sales                                                $  1,496,000   $ 2,092,000
                                                     ------------   ------------

  Cost of Sales                                           875,000     1,141,000
  Amortization of Capitialized Engineering,
  Design Charges                                           25,000        25,000
                                                     ------------   ------------

  Net Cost of Sales                                       900,000     1,166,000
                                                     ------------   -----------

             Gross Profit                                 596,000       926,000
                                                     ------------   ------------

Operating Expenses:
  Marketing and Selling                                   745,000       716,000
  General and Administrative                            1,223,000     1,571,000
  Research and Development                                525,000       405,000
                                                     ------------  ------------

             Total Operating Expenses                   2,493,000     2,692,000
                                                     ------------  ------------

Operating Income (Loss)                                (1,897,000)   (1,766,000)
Other Income and (Expense):
  Interest Income                                          15,000        31,000
  Interest Expense                                         (1,000)      (10,000)
  Other Income (Expense)                                     -            4,000
                                                     ------------  ------------
             Total Other Income and (Expense)              14,000        25,000

Loss Before Income Taxes                               (1,883,000)   (1,741,000)
Income Taxes                                                 -               -
                                                     ------------  ------------

             Net Loss                                $ (1,883,000) $ (1,741,000)
                                                     ============  ============

Net Loss Per Common Share - Basic
    and Diluted                                      $       (.15) $       (.18)

Weighted Average Outstanding Shares -
    Basic and Diluted                                  12,689,000     9,537,000

                        PARADIGM MEDICAL INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                    Three Months       Three Months
                                                                    ended 03/31/01     ended 03/31/00
                                                                    -------------     -------------
                                                                    (Unaudited)        (Unaudited)

Cash Flows from Operating Activities:
  Net Loss                                                        $   (1,883,000)    $  (1,741,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                                     159,000           100,000
       Issuance of Common Stock for Compensation,
       Services and Payables                                                 -             764,000
       Issuance of Stock Option/Warrant for Services                     142,000               -
       Provision for Losses on Receivables                               183,000             4,000

(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                         266,000           (64,000)
       Inventories                                                       (51,000)           84,000
       Prepaid Expenses                                                 (137,000)          (26,000)
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                            (10,000)          (51,000)
       Accrued Expenses and Deposits                                     (53,000)          (88,000)
                                                                  --------------     -------------
       Net Cash Used in Operating Activities                          (1,384,000)       (1,018,000)

Cash Flow from Investing Activities:
  Purchase of Property and Equipment                                    (164,000)         (292,000)
  Patents and Intangibles                                                (22,000)           (5,000)
  Other Assets                                                            11,000             3,000
                                                                  --------------     -------------
       Net Cash Used in Investing Activities                            (175,000)         (294,000)

Cash Flows from Financing Activities:
  Additions to notes payable                                             114,000             6,000
  Principle Payments on Notes Payable                                    (36,000)           (6,000)
 Sale of stock and exercise of warrants                                  380,000         4,049,000
                                                                  --------------     -------------
       Net Cash Provided by Financing Activities                         458,000         4,049,000

Net (Decrease) Increase in Cash and Cash Equivalents                  (1,101,000)        2,737,000
Cash and Cash Equivalents at Beginning of Period                       2,194,000         1,170,000
                                                                  --------------     -------------
Cash and Cash Equivalents at End of Period                        $    1,093,000     $   3,907,000

Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                          $        1,000     $      10,000


                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         1. Significant Accounting Policies:
         -----------------------------------

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. ("the Company") as of March 31, 2001 and the results of its operations for the three months ended March 31, 2000 and 2001, and its cash flows for the three months ended March 31, 2000 and 2001. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period. These financial statements and notes thereto should be read in conjunction with the financial statements and notes for years ended December 31, 2000 and 1999 included in the Company's 2000 annual report to the Securities and Exchange Commission on Form 10KSB.

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


         2.  Preferred Stock Conversions:
         --------------------------------

         Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended March 31, 2001 no shares of Series A Preferred Stock or Series B Preferred Stock were converted into common stock.

         During the three months ended March 31, 2001, 6,000 shares Series D Preferred stock were converted to the Company's Common stock.


         3. Warrants:
         ------------

         During the three month period ended March 31, 2001, warrants to purchase a total of 100,000 shares of the Company's common stock were granted KSH Investment Group Inc. for consulting services. The Black-Scholes valuation for these warrants was approximately $142,000.


         4. Related Party Transactions:
         ------------------------------

         Consulting fees of $13,300 were paid to Malcolm Redman, President of OBF Labs during the quarter ended March 31, 2001.

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

         In April 2001, the Company received authorization from the CPT Code Research and Development Division of the American Medical Association to use a common procedure terminology (CPT) code for its Blood Flow Analyzer. The Blood Flow Analyzer collects unique information about blood flow to the eye, used to identify patients at risk for glaucoma, so that treatment can be initiated before irreversible damage to the retina occurs. The CPT code provides for a reimbursement to doctors of $57.00 per patient.

         Activities for the three months ended March 31, 2001, included sales of the Photon Laser Cataract Removal Workstation and Mentor SIStem(TM) accessories, sales of the A/B scans, pachymeters, ultrasonic biomicroscopes, the Ultrasound Biomicroscope Plus, the Blood Flow Analyzer, perimeters and the corneal topographers. Other activities included continued expenses in connection with the FDA approval of the Photon Laser Cataract Removal Workstation, development of new products, on-going development of a direct sales force, and securing the CPT code for the Blood Flow Analyzer.

Results of Operations

Three Months Ended March 31, 2001, Compared to Three Months Ended
March 31, 2000

         Net sales decreased by $596,000, or 28.5%, to $1,496,000 for the three months ended March 31, 2001, from $2,092,000 for the comparable period in 2000. Sales decreased for all product lines in the first quarter 2001. This was due to the reorganization of the sales department early in the first quarter of 2001 and the loss of two sales representatives in the same quarter. The company is working to improve the international distribution system and to broaden the domestic sales force to adequately cover the United States market.

         The gross margin for the three months ended March 31, 2001, of 39.8%, was lower than the gross margin of 44.3% for the three months ended
March 31, 2000. This decrease was attributable to sales of lower profit margin products, such as the perimeter and corneal topographer, during the first quarter 2001.

         Marketing and selling expenses increased by $29,000, or 4.1%, to $745,000 for the three months ended March 31, 2001, from $716,000 for the comparable period in 2000. This increase was the result of the addition of three additional international area managers in an effort to improve the international distribution system.

         General and administrative expenses decreased $348,000, or 22.2%, to $1,223,000 for the three months ended March 31, 2001, from $1,571,000 for the comparable period in 2000. The decrease was due the difference in non-cash expenses for the first quarter 2001 compared to first quarter 2000. First quarter 2001 included the Black-Scholes valuation of approximately $142,000 for warrants granted KSH Investment Group and a $166,000 increase to bad debt allowance, compared to a $763,000 valuation for stock compensation to employees in the first quarter 2000. The decrease in non-cash expense was offset by an increase in salaries, travel and stock registration fees in the first quarter 2001.

         Research and development expenses increased $120,000, or 29.6%, to $525,000 for the three months ended March 31, 2001, from $405,000 for the same period in 2000. This increase was due to the addition of engineering staff in the later part of the year 2000 and expenses associated with the development of new products in the first quarter 2001.

         Other income decreased by $11,000, or 44.0%, to $14,000 for the three months ended March 31, 2001, from $25,000 for the same period in 2000. This decrease was attributable to decreased interest income earned on money market investments in the first quarter 2001.


Liquidity and Capital Resources

         The Company used cash in operating activities of $1,384,000 for the three months ended March 31, 2001, compared to $1,018,000 for the three months ended March 31, 2000. The increase in cash used by operating activities for the first three months of 2001 was primarily attributable to increased staffing for Research and Development, product development expenditures, travel, and expenditures connected with FDA approval. The Company used cash in investing activities of $175,000 for the three months ended March 31, 2001 compared to $294,000 in the same period in 2000. The decrease in cash used in investing activities in the first three months of 2001 was primarily due to the purchase in first quarter 2000 of computer equipment and software to upgrade the Company's information system and furniture and equipment added with the move to a larger facility. Net cash provided by financing activities was $458,000 for the three months ended March 31, 2001, compared to $4,049,000 for the same period in 2000. In the first quarter 2000 the Company received approximately $4,049,000 from the exercise of Common Stock warrants. In the first quarter 2001 the Company received approximately $380,000 from the sale of Common Stock to Triton West Group.

      The Company currently has a private equity line of credit agreement with Triton West Group, Inc., (Triton), which allows the Company to sell $20 million of common stock over a three year period beginning June 30, 2000 to Triton by tendering put notices to purchase shares.

         Management believes that the combination of existing working capital and the private equity line of credit will be sufficient to assure continuation of the Company's operations through December 31, 2001. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. If the Company is unable to obtain such financing or secure other equity funding or debt financing it may be unable to continue development of its products and may be required to substantially curtail operations. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings.

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

Impact of New Accounting Pronouncements

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company's adoption of SFAS 133 did not have any material effect on the financial statements of the Company.

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

10.8  Employment Agreement with Thomas F. Motter (6)
10.9 Asset Purchase Agreement with Mentor Corp., Mentor Opthalmics, Inc. and Mentor or Medical, Inc. (8)
10.10 Transition Services Agreement with Mentor Corp., Mentor Opthalmics, Inc., and Mentor Medical, Inc. (8)
10.11 Severance Agreement and General Release with Michael W. Stelzer (8)
10.12 Consulting Agreement with Dr. Michael B. Limberg (8)
10.13 Renewed Consulting Agreement with Dr. Michael B. Limberg (10)
10.14 Mutual Release and Settlement Agreement with Zevex International, Inc. (8)
      10.15 Consulting Agreement with Douglas Adams (8)
10.16 Agreement and Plan of Reorganization with Paradigm Subsidiary, Inc., and Vismed, Inc. d/b/a Dicon (9)
10.17 Agreement and Plan of Merger with Paradigm Subsidiary, Inc. and Vismed Inc. d/b/a Dicon (9)
10.18 Registration Rights Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.19 Indemnification Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.20 Consulting Agreement with Cyndel & Co., Inc. (10)
10.21 Stock Purchase Agreement with Occular Blood Flow, Ltd. and Malcolm
      Redman (10)
10.22 Consulting Agreement with Malcolm Redman (10)
10.23 Royalty Agreement with Malcolm Redman (10)
10.24 Registration Rights with Malcolm Redman (10)
10.25 General Financial Advisory Services Agreement with McDonald Investments Inc. 11)
10.26 Agreements with Steven J. Bayern and Patrick M. Kolenik (11)
10.27 Employment Agreement with Mark R. Miehle (12)
10.28 Employment Agreement with John W. Hemmer (12)
10.29 Private Equity Line of Credit Agreement with Triton West Group, Inc. (12)
10.30 Renewed General Financial Advisory Services Agreement with McDonald Investments. (12)
10.31 Renewed Consulting Agreement with Dr. Michael B. Limberg (12)
10.32 Agreement with KSH Investment Group, Inc. (12)

-----------------

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(5) Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 1, 1998.
(6) Incorporated by reference from Quarter Report on Form 10-QSB, as filed on November 12, 1998.
(7) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(8) Incorporated by reference from Annual Report on Form 10-KSB, as filed on March 30, 2000.
(9) Incorporated by reference from Form 8-K, as field on June 5, 2000 (10) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(11) Incorporated by reference from Report on Form 10-QSB, as filed on November 1, 2000.
12) Incorporated by reference from Report on Form 10-KSB, as filed on March 15, 2001

      (b)  Reports on Form 8-K
           -------------------
      No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

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

                                   REGISTRANT

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                                   Registrant



DATED: May 15, 2001               By:/s/  Thomas F. Motter
                                  ----------------
                                    Thomas F. Motter
                                    Chairman of the Board and Chief
                                    Executive Officer (Principal Executive
                                    Officer)

DATED: May 15, 2001               By:/s/ John W. Hemmer
                                  ----------------
                                    Vice President of Finance, Treasurer, and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)