Form 10QSB
period 2001-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2001-08-14
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001                  Commission File Number: 0-28498

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
            YES  X          NO
                ----          ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Common Stock, $.001 par value                                12,934,637
-----------------------------                                ----------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2001

Series A Preferred, $.001 par value                          5,747
-----------------------------------                          -----
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2001

Series B Preferred, $.001 par value                          8,986
------------------------------------                         ------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2001

Series C Preferred, $.001 par value                          0
------------------------------------                         ---
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2001

Series D Preferred, $.001 par value                          41,500
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             June 30, 2001

Series E Preferred, $.001 par value                          35,797
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             June 30, 2001



Transitional Small Business Disclosure Format
         YES             NO  X
            ----           ----

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements
-------

         Balance Sheet (unaudited) - June 30, 2001    ...............        3

         Statements of Operations (unaudited) for the three and six months ended June 30, 2001
         and June 30, 2000      ......................................       5

         Statements of Cash Flows (unaudited) for the six months
         ended June 30, 2001 and June 30, 2000           .............       6

         Notes to Financial Statements (unaudited)....................       7


Item 2.
-------

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations...................................................       10

PART II - OTHER INFORMATION
         Other Information............................................       13

         Signature Page...............................................       16


                                    PARADIGM MEDICAL INDUSTRIES, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                               (UNAUDITED)

                                                                             June 30,
                                                                               2001
                                                                          -------------
                                                                           (Unaudited)
ASSETS
Current Assets

  Cash & Cash Equivalents                                                       3,106,000
  Receivables, Net                                                              1,264,000
  Prepaid Expenses                                                                322,000
  Inventory                                                                     4,621,000
                                                                            ---------------
                                                   Total Current Assets         9,313,000

Notes Receivable                                                                   40,000
Intangibles, Net                                                                1,270,000
Property and Equipment, Net                                                       893,000
Deposits and Other Assets                                                         131,000
                                                                          ---------------
                                                           Total Assets        11,647,000
                                                                          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                                        1,000,000
  Accrued Expenses                                                              2,054,000
  Current Portion of Long-term Debt                                                60,000
                                                                          ---------------
                                             Total Current Liabilities          3,114,000

  Long-term Debt                                                                  131,000
                                                                          ---------------
                                                      Total Liabilities         3,245,000

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,747 shares at June 30, 2001                                      -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at June 30, 2001                                      -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at June 30, 2001                                       -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 41,500 shares at June 30, 2001                                     -
     Series E
         Authorized:  50,000; issued and
         outstanding: 35,797 at June 30, 2001                                           -

Common Stock, Authorized:
20,000,000 Shares, $.001 par value; issued and
outstanding: 12,934,637 at June 30, 2001
(excluding 36,000 shares earned but unissued)                                      13,000

Additional paid-in-capital                                                     46,213,000
Stock Subscription Receivable                                                      (8,000)
Accumulated Deficit                                                           (37,816,000)
                                                                          ---------------
                                             Total Stockholders' Equity         8,402,000
                                                                          ---------------
                             Total Liabilities and Stockholders' Equity      $ 11,647,000
                                                                          ===============

See accompanying notes to financial statements.





                                    PARADIGM MEDICAL INDUSTRIES, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)



                                        Three Months Ended            Six Months Ended
                                            June 30,                       June 30,
                                          ------------                   ------------
                                      2001           2000           2001           2000
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)


Sales                                 1,745,000      1,695,000      3,241,000      3,716,000

Cost of Sales                         1,005,000      1,088,000      1,930,000      2,261,000
                                    ------------   ------------   ------------   ------------

                    Gross Profit        740,000        607,000      1,311,000      1,455,000
                                   ------------   ------------   ------------   ------------
Operating Expenses:
  Marketing and Selling                 864,000      1,178,000      1,609,000      1,891,000
  General and Administrative          1,071,000      1,157,000      2,294,000      2,672,000
  Research and Development              642,000        412,000      1,143,000        817,000
                                   ------------   ------------   ------------   ------------
        Total Operating Expenses      2,577,000      2,747,000      5,046,000      5,380,000
                                   ------------   ------------   ------------   ------------

Operating Income (Loss)              (1,837,000)    (2,140,000)    (3,735,000)    (3,925,000)

Other Income and (Expense):
  Interest Income                         5,000         45,000         20,000         75,000
  Interest Expense                      (16,000)         3,000        (17,000)        (7,000)
  Other Income (Expense)                 (9,000)         5,000         (8,000)        24,000
  Litigation Settlement Expense        (812,000)           -       (812,000)             -
                                     ------------   ------------   ------------   ------------
    Total Other Income and
    (Expense)                          (832,000)         53,000      (817,000)        92,000
                                   ------------     ------------   ------------   ------------
Net loss before provision
    for income taxes                  (2,669,000)    (2,087,000)    (4,552,000)    (3,833,000)

Income taxes                                 -              -              -              -
                                    ------------   ------------   ------------   ------------
                        Net Loss     (2,669,000)     (2,087,000)    (4,552,000)    (3,833,000)
                                     ============    ============   ============   ============

Beneficial Conversion Feature on
    Series E Preferred Stock         (1,147,000)            -       (1,147,000)             -
                                    ------------     ------------   ------------   ------------

Net Loss Attributable to Common
    Shareholders                    (3,816,000)      (2,087,000)    (5,699,000)    (3,833,000)
                                    ============    ============   ============   ============

Net Loss Per Common Share - Basic
    and Diluted                          (.30)           (.19)          (.45)          (.35)
                                         =====           =====          =====          =====

Weighted Average Outstanding
    Shares - Basic and Diluted       12,872,000      11,214,000    12,781,000     10,847,000
                                    ============   ============   ============   ============

See accompanying notes to financial statements.






                                    PARADIGM MEDICAL INDUSTRIES, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                            Six Months Ended       Six Months Ended
                                                              June 30, 2001          June 30, 2000
                                                               (Unaudited)             (Unaudited)
Cash Flows from Operating Activities:

  Net Loss                                                       (4,552,000)          (3,833,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                                316,000              224,000
       Issuance of Common Stock for Compensation,
          Services and Payables                                      12,000              957,000
       Issuance of Stock Option/Warrant for Services                170,000              133,000
       Provision for Losses on Receivables                          159,000              (22,000)

(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                    184,000              845,000
       Inventories                                                 (174,000)            (499,000)
       Prepaid Expenses                                            (185,000)             112,000
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                       313,000               11,000
       Accrued Expenses and Deposits                                854,000              (93,000)
                                                            ---------------      ---------------
       Net Cash Used in Operating Activities                     (2,903,000)          (2,165,000)
                                                            ---------------      ---------------
Cash Flow from Investing Activities:
  Purchase of Property and Equipment                               (300,000)            (407,000)
  Increase in Patents and Intangibles                               (23,000)              (7,000)
  Other Assets                                                       11,000              (11,000)
  Net Cash Paid in Acquisition                                            -              (95,000)
                                                            ---------------      ---------------
       Net Cash Used in Investing Activities                       (312,000)            (520,000)
                                                            ---------------      ---------------
Cash Flows from Financing Activities:
  Additions to Notes Payable                                        211,000                    -
  Principle Payments on Notes Payable                               (51,000)            (108,000)
  Net Proceeds from Sale of Series E Preferred Stock              3,293,000                    -
  Proceeds from Sale of Common Stock                                 674,000
4,525,000
                                                            ---------------      ---------------
       Net Cash Provided by Financing Activities                  4,127,000            4,417,000
                                                            ---------------      ---------------

Net Increase in Cash and Cash Equivalents                           912,000            1,732,000

Cash and Cash Equivalents at Beginning of Period                  2,194,000            1,118,000
                                                            ---------------      ---------------
Cash and Cash Equivalents at End of Period                        3,106,000            2,850,000
                                                            ===============      ===============

Supplemental Disclosure of Cash Flow Information:

  Cash Paid for Interest                                             17,496                6,629
                                                            ===============      ===============
  Cash Paid for Income Taxes                                              -                    -
                                                            ===============      ===============

See accompanying notes to financial statements.

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                        Significant Accounting Policies:
                        --------------------------------

           In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. ("the Company") as of June 30, 2001 and the results of its operations for the three months and six months ended June 30, 2000 and 2001, and its cash flows for the six months ended June 30, 2000 and 2001. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

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

                           Net Income (Loss) Per Share
                           ---------------------------

         Net income (loss) per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents have not been included in loss years because they are anti-dilutive. Net loss attributable to common shareholders was impacted by 1,147,000 due to the beneficial conversion feature recognized on the sale of Series E Preferred Stock.

                          Litigation Settlement Expense
                          -----------------------------

         On July 2, 2001, the Company entered into a settlement agreement with Mentor Corporation, in which the Company agreed to pay 350,000 shares of common stock to the Mentor Corporation in exchange for release of all claims against the Company, in connection with the registration of certain shares of the Company's common stock previously issued. This litigation settlement resulted in an expense of $812,000 recorded in the second quarter of 2001.

                          Preferred Stock Conversions:
                          ----------------------------

         Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended June 30, 2001, 210 shares of Series A Preferred Stock and 6,250 Series B Preferred Stock were converted into common stock.


         Holders of Series D Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 1 share of common stock for each share of preferred stock. During the three months ended June 30, 2001, 5,000 shares Series D Preferred stock were converted to the Company's Common stock.

         Holders of Series E Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended June 30, 2001 35,797 shares of Series E Preferred Stock were issued.

                                    Warrants:
                                    ---------

         During the three month period ended June 30, 2001, warrants to purchase a total of 50,000 shares of the Company's common stock, granted to Dr. Michael Limberg in the year 2000 for consulting services, were vested in May 2001. The Black-Scholes valuation for these warrants was approximately $28,000.

         During the three month period ended March 31, 2001, warrants to purchase a total of 100,000 shares of the Company's common stock were granted KSH Investment Group Inc. for consulting services. The Black-Scholes valuation for these warrants was approximately $142,000.


                           Related Party Transactions:
                           ---------------------------

         Consulting and royalty fees in the amount of $32,000 were paid to Malcolm Redman, president of OBF Labs during the same quarter.


                       Supplemental Cash Flow Information
                       ----------------------------------

         During the six months ended June 30, 2001, the Company acquired equipment of $211,000 with long-term debt.

         During the six months ended June 30, 2000 the Company acquired the assets and liabilities of Ocular Blood Flow, Ltd. (OBF)in a purchase transaction. The transaction required the payment of $100,000 and 100,000 shares of common stock. The Company recorded the following:

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
                                                ====================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                                     General

         The following Management's Discussion and Analysis of Financial Condition and results of Operations contains forward-looking statements, which address matters that are subject to a number of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. The Company's fiscal year runs from January 1 to and including December 31.

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

         Its ultrasound diagnostic products technology were acquired from Humphrey Systems in 1998. In October 1999, the Company purchased the inventory and design and production rights another line of surgical equipment, also designed to perform minimally invasive cataract surgery. The line includes the Mentor SIStem (TM), the Odyssey (TM), and the Surgitrol (TM). In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist Thirty Thousand (TM) in which the Company purchased the raw material and finished goods inventory to bring manufacture of this product in-house. The Dicon (TM) perimeter and the Dicon (TM) topographer were acquired when it acquired Vismed in June 2000. The blood flow analyzer was acquired when Ocular Blood Flow LTD (OBF) was purchased in June 2000. The Company received approval for ISO 9000 and CE Mark certifications in June 2000, enabling the Company to market its diagnostic and surgical products in the European community.

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

         Activities for the three months ended June 30, 2001, included sales of the Photon Laser Cataract Removal Workstation and Mentor SIStem(TM) and accessories, sales of the A scans, A/B scans, pachymeters, ultrasonic biomicroscopes, the Ultrasound Biomicroscope Plus, the Blood Flow Analyzer, perimeters and the corneal topographers. Other activities included continued expenses in connection with the FDA approval of the Photon Laser Cataract Removal Workstation, development of new products, and on-going development of a direct sales force.

                              Results of Operations

 Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

         Net sales increased by $50,000 or 3%, to $1,745,000 for the three months ended June 30, 2001, from $1,695,000 for the comparable period in 2000. Sales increased for the perimeter, corneal topographer and the Blood Flow Analyzer in the second quarter 2001 over the second quarter 2000.

         The gross margin for the three months ended June 30, 2001, of 42%, was higher than the gross margin of 36% for the three months ended June 30, 2000. This is primarily attributable to increased sales in the second quarter 2001 of the Blood Flow Analyzer, a higher margin item.

         Marketing and selling expenses decreased by $314,000, or 27%, to $864,000 for the three months ended June 30, 2001, from $1,178,000 for the comparable period in 2000. This decrease was mainly due to lower advertising, commission, and payroll costs for the three months ended June 30, 2001 compared to the same period in 2000.

         General and administrative expenses decreased $86,000, or 7%, to $1,071,000 for the three months ended June 30, 2001, from $1,157,000 for the comparable period in 2000. This decrease was primarily the result of costs related to transactional expenses to acquire Dicon and OBF during the second quarter 2000.

         Research and development expenses increased $230,000, or 56%, to $642,000 for the three months ended June 30, 2001, from $412,000 for the same period in 2000. This increase was the result of the addition of engineering staff in the later part of the year 2000 and expenses associated with the development of new products in the second quarter 2001.

         Other income and (expense) decreased by $885,000, to $(832,000) for the three months ended June 30, 2001, from $53,000 for the same period in 2000. This was mainly attributable to the litigation settlement expense related to a July 2, 2001 settlement agreement between the Company and Mentor Corporation, in which the Company agreed to pay 350,000 shares of common stock to the Mentor Corporation in exchange for release of all claims against the Company, in connection with the registration of certain shares of the Company's common stock previously issued. In addition, the Company had a decrease in interest income and an increase in interest expense during the second quarter 2001.


Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

         Net sales decreased by $475,000, or 13%, to $3,241,000 for the six months ended June 30, 2001, from $3,716,000 for the comparable period in 2000. Sales decreased for all product lines in the first quarter 2001. This was due to the reorganization of the sales department early in the first quarter of 2001 and the loss of two sales representatives in the same quarter. Company activities during the first and second quarters of 2001 included improving the international distribution system and broadening the domestic sales force to adequately cover the United States market.

         The gross margin for the six months ended June 30, 2001 was 40%, compared to 39% for the six months ended June 30, 2000.

         Marketing and selling expenses decreased by $282,000, or 15%, to $1,609,000 for the six months ended June 30, 2001, from $1,891,000 for the comparable period in 2000. This was primarily the result of lower advertising, commission, and payroll costs during the second quarter 2001 compared to the same period in 2000.

         General and administrative expenses decreased by $378,000, or 14% to $2,294,000 for the six months ended June 30, 2001, from $2,672,000 for the comparable period in 2000. This was the result of having recorded the fair market value of Common Stock granted to two officers of the Company in the first quarter 2000, in addition to the costs related to transactional expenses to acquire Dicon and OBF during the second quarter 2000.

         Research and development expenses increased by $326,000, or 40%, to $1,143,000 for the six months ended June 30, 2001, from $817,000 for the same period in 2000. This increase was the result of the addition of engineering staff in the later part of the year 2000 and expenses associated with the development of new products in the second quarter 2001.

         Other income and (expense) decreased by $909,000 to $(817,000) for the six months ended June 30, 2001 from 92,000 for the same period in 2000. This was mainly attributable to the litigation settlement expense related to a July 2, 2001 settlement agreement between the Company and Mentor Corporation, in which the Company agreed to pay 350,000 shares of common stock to the Mentor Corporation in exchange for release of all claims against the Company, in connection with the registration of certain shares of the Company's common stock previously issued. In addition, the Company had a decrease in interest income and an increase in interest expense during the second quarter 2001.

                         Liquidity and Capital Resources

         The Company used cash in operating activities of $2,903,000 for the six months ended June 30, 2001, compared to $2,165,000 for the six months ended June 30, 2000. The increase in cash used by operating activities for the first six months of 2001 was primarily attributable to increased staffing for Research and development, product development expenditures, travel, and expenditures connected with FDA approval, and slower collections on receivables in relation to sales during the second quarter 2001 compared to the second quarter 2000. The Company used cash in investing activities of $312,000 for the six months ended June 30, 2001 compared to $520,000 in the same period in 2000. The decrease in cash used in investing activities in the first six months of 2001 was primarily due to the purchase in first quarter 2000 of computer equipment and software to upgrade the Company's information system and furniture and equipment added with the move to a larger facility and cash paid in acquisition of OBF during the second quarter 2000. Net cash provided by financing activities was $4,127,000 for the six months ended June 30, 2001, compared to $4,417,000 for the same period in 2000. In the first quarter 2000 the Company received approximately $4,049,000 from the exercise of Common Stock warrants. During the first and second quarters of 2001 the company received approximately $674,000 from the sale of Common Stock to Triton West Group. Also, during the second quarter 2001, the Company received $3,293,000 through a private placement of its Series "E" Convertible Preferred Stock.

      The Company currently has a private equity line of credit agreement with Triton West Group, Inc., (Triton), which allows the Company to sell $20 million of common stock over a three year period beginning June 30, 2000 to Triton by tendering put notices to purchase shares.

         Management believes that the sale of 50,000 shares ($.001 par value) of Series E Preferred Stock at $100 per share, completed in July 2001, and the private equity line of credit will be sufficient to assure continuation of the Company's operations through December 31, 2001. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. If the Company is unable to obtain such financing or secure other equity funding or debt financing it may be unable to continue development of its products and may be required to substantially curtail operations. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings.

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

                     Impact of New Accounting Pronouncements

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. In addition, the FASB has issued SFAS 138, which amends certain parts of SFAS 133. The Company believes that the adoption of SFAS 133 and 138 will not have any material effect on the financial statements of the Company.

         The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the results of operations or financial position. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

                                    Upgrades

         To garner sales, the Company offers the ultrasonic Precisionist system with an unconditional arrangement under which the customer may trade in its Precisionist system to upgrade to a Precisionist ThirtyThousand(TM)Ocular Surgery Workstation(TM. Under this arrangement, the customer receives full credit for the trade-in purchase price of the Precisionist system against the price of the new Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM). As of June 30, 2000, the Company had distributed approximately 51 Precisionist systems under this provision. If all of these customers were to exercise their upgrade privilege, the Company would exchange the Precisionist system for our new Precisionist ThirtyThousand(TM) Ocular Surgery Workstation(TM) and refurbish the ultrasonic Precisionist system and sell them in the international market. There were no trade-in sales for the year 2000, and no trade-ins for the six months ended June 30, 2001.

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

         In October 1999, the Company entered into an agreement with Mentor Corp. to purchase the rights to develop, manufacture, market and distribute their Phaco product line. The phaco line includes the Mentor SIStem(TM), the Odyssey(TM), and the Surg-E-Trol(TM). The sum of the agreement was $1,500,000, payable in the form of 485,751 shares of Common Stock which were issued to Mentor Corp. Shipments of the Mentor SIStem(TM) commenced immediately upon Purchase.

           On July 2, 2001, the Company entered into a settlement agreement with Mentor Corporation, in which the Company agreed to pay 350,000 shares of common stock to the Mentor Corporation in exchange for release of all claims against the Company, in connection with the registration of the 485,751 shares of the Company's common stock previously issued.


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

         In June 2000, the Company acquired in a pooling of interest Vismed, a privately held company located in California, founded in 1989, which manufactures and distributes Dicon branded diagnostic products. These products include a perimeter used in the detection and monitoring of glaucoma and a corneal topographer used to measure the curvature of the cornea which is useful the fitting of contact lenses and refractive surgery. The transaction was completed in exchange for 921,500 shares of Common Stock. All Vismed employee stock options were converted into the Company's stock option plan.

         In June 2000, the Company completed the purchase of Ocular Blood Flow Ltd. (OBF). OBF manufactures a blood flow analyzer representing proprietary technology for measuring blood flow to the eye. Many clinicals have been performed demonstrating the clinical efficacy of the product in glaucoma.

         Strategically the company believes the Vismed and OBF acquisitions add to the diagnostic product line-up and provide experienced management to assist the Company in its transition from a development stage into the growth phase.

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

         An action was brought against the Company in September 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees. Discovery has taken place and the Company has paid royalties of $14,735 to bring all payments up to date.

         The Company received demand letters dated September 14, 2000 and October 17, 2000 from Mentor Corporation ("Mentor") claiming that the Company failed to register 485,751 shares of common stock issued to Mentor under the Asset Purchase Agreement dated October 15, 1999, among the Company, Mentor, Mentor Ophthalmics, Inc. and Mentor Medical, Inc. The Asset Purchase Agreement related to the Company's purchase of Mentor's phacoemulsification product line in consideration for the issuance by the Company to Mentor of 485,751 shares of its common stock, valued at the sum of $1,500,000 at the time of closing.

         The Asset Purchase Agreement required the Company to register the 485,751 shares of common stock issued to Mentor whenever the Company determined to register any of its shares of common stock. Mentor alleges that because the Company did not register the 485,751 shares in a Registration Statement, which became effective on January 6, 2000 (the "January 6,2000 Registration Statement"), that it was unable to sell the shares at the time and, as a result, lost approximately $5,000,000 due to Company's alleged breach of the Asset Purchase Agreement.

         The Company maintained that an authorized officer of Mentor agreed to waive the registration rights of Mentor in having the 485,751 shares registered in the January 6, 2000 Registration Statement. As a consequence, the Company believed that it has not breached the Asset Purchase Agreement and that Mentor was not owed any moneys for not having registered the shares of the Company's common stock held by Mentor in the January 6, 2000 Registration Statement.

         On July 2, 2001, the Company entered into a settlement agreement with Mentor in which the Company agreed to issue 350,000 shares of its common stock to the Mentor in exchange for the release by Mentor of all its claims against the Company in connection with the registration of the 485,751 shares of the Company's common stock previously issued and an orderly sale by Mentor of the 350,000 shares as well as the remaining amount of the 485,751 shares that Mentor was previously issued and currently holds. This settlement resulted in an expense of $812,000, recorded in the second quarter of 2001. In addition, the Company has agreed to issue an additional 120,000 shares of its Common Stock to Mentor if the Company has not filed a Registration Statement with the Securities and Exchange Commission ("SEC") to register the 350,000 shares of Common Stock issuable thereunder within 30 days from the date of the settlement agreement. The Company has timely filed a Registration Statement with the SEC to register the 350,000 shares of Common Stock issuable thereunder.

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

Table No.                            Document

2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1   Certificate of Incorporation(1)
3.2   Bylaws(1)
4.1   Warrant Agency Agreement with  Continental  Stock Transfer & Trust Company
      (3)
4.2   Specimen Common Stock Certificate (2)
4.3   Specimen Class A Warrant Certificate(2)
4.4   Form of Class A Warrant Agreement(2)
4.5   Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6   Warrant to Purchase Common Stock with Note Holders re bridge financing (1)
4.7   Warrant to Purchase Common Stock with Mackey Price & Williams (1)
4.8   Specimen Series C Convertible Preferred Stock Certificate(45)
4.9 Certificate of the Designations, Powers, Preferences and Rights of the Series Convertible Preferred Stock(4)
4.10  Specimen Series D Convertible Preferred Stock Certificate (7)
4.11 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (10)
4.12  Warrant to Purchase Common Stock with Cyndel & Co. (7)
4.13  Warrant Agreement with KSH Investment Group, Inc. (7)
4.14  Warrant to Purchase Common Stock with R.F. Lafferty & Co., Inc. (7)
4.15  Warrant to Purchase Common Stock with Dr. David B. Limberg (10)
4.16  Warrant to Purchase Common Stock with John W. Hemmer (10)
4.17  Stock Purchase Warrant with Triton West Group, Inc. (12)
4.18  Warrant to Purchase Common Stock with KSH Investment Group, Inc. (12)
4.19 Warrants to Purchase Common Stock with Consulting for Strategic Growth, Ltd. (12)
10.1  Exclusive Patent License Agreement with Photomed(1)
10.2  Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3  Lease with Eden Roc (4)
10.4  1995 Stock Option Plan and forms of Stock Option Grant Agreement (1)
10.5  Form of Promissory Note with Note Holders re bridge financing (1)
10.6 Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare Manufacturing Corporation (5)
10.7 Agreement for Purchase and Sale of Assets with Humphrey Systems Division of Carl Zeiss, Inc. (5)
10.8  Employment Agreement with Thomas F. Motter (6)
10.9 Asset Purchase Agreement with Mentor Corp., Mentor Opthalmics, Inc. and Mentor or Medical, Inc. (8)
10.10 Transition Services Agreement with Mentor Corp., Mentor Opthalmics, Inc., and Mentor Medical, Inc. (8)
10.11 Severance Agreement and General Release with Michael W. Stelzer (8)
10.12 Consulting Agreement with Dr. Michael B. Limberg (8)
10.13 Renewed Consulting Agreement with Dr. Michael B. Limberg (10)
10.14 Mutual Release and Settlement Agreement with Zevex International, Inc. (8)
      10.15 Consulting Agreement with Douglas Adams (8)
10.16 Agreement and Plan of Reorganization with Paradigm Subsidiary, Inc., and Vismed, Inc. d/b/a Dicon (9)
10.17 Agreement and Plan of Merger with Paradigm Subsidiary, Inc. and Vismed Inc. d/b/a Dicon (9)
10.18 Registration Rights Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.19 Indemnification Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.20 Consulting Agreement with Cyndel & Co., Inc. (10)
10.21 Stock Purchase Agreement with Occular Blood Flow, Ltd. and Malcolm
      Redman (10)
10.22 Consulting Agreement with Malcolm Redman (10)
10.23 Royalty Agreement with Malcolm Redman (10)
10.24 Registration Rights with Malcolm Redman (10)
10.25 General Financial Advisory Services Agreement with McDonald Investments Inc. 11)
10.26 Agreements with Steven J. Bayern and Patrick M. Kolenik (11)
10.27 Employment Agreement with Mark R. Miehle (12)
10.28 Employment Agreement with John W. Hemmer (12)
10.29 Private Equity Line of Credit Agreement with Triton West Group, Inc. (12)
10.30 Renewed General Financial Advisory Services Agreement with McDonald Investments. (12)
10.31 Renewed Consulting Agreement with Dr. Michael B. Limberg (12)
10.32 Agreement with KSH Investment Group, Inc. (12)
10.33 Renewed Consulting Agreement with Dr. Michael B. Limberg
10.34 Settlement Agreement with Mentor Corporation
10.35 Consulting Agreement with Rodman & Renshaw, Inc.
-----------------

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(5) Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 1, 1998.
(6) Incorporated by reference from Quarter Report on Form 10-QSB, as filed on November 12, 1998.
(7) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(8) Incorporated by reference from Annual Report on Form 10-KSB, as filed on March 30, 2000.
(9)   Incorporated by reference from Form 8-K, as field on June 5, 2000
(10) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(11) Incorporated by reference from Report on Form 10-QSB, as filed on November 1, 2000.
(12) Incorporated by reference from Report on Form 10-KSB, as filed on March 15, 2001


      (b)  Reports on Form 8-K
           -------------------
      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.




                                       15



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

                                   REGISTRANT

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                                   Registrant



DATED: August 14, 2001           By:/s/  Thomas F. Motter
                                  ----------------
                                    Thomas F. Motter
                                    Chairman of the Board and Chief
                                    Executive Officer (Principal Executive
                                    Officer)

DATED: August 14, 2001           By:/s/ John W. Hemmer
                                  ----------------
                                    Vice President of Finance, Treasurer, and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)