Form 10QSB
period 2001-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2001-11-14
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended September 30, 2001 Commission File Number: 0-28498

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                            Exact Name of Registrant.

          DELAWARE                                                  87-0459536
----------------------------                                  ------------------
(State or other jurisdiction                                  IRS Identification
of incorporation or organization)                                    Number

2355 South 1070 West, Salt Lake City, Utah                             84119
------------------------------------------                           --------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number,
including Area Code                                               (801) 977-8970
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
            YES  X          NO
                ----          ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.

Common Stock, $.001 par value                                13,511,304
-----------------------------                                ----------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2001

Series A Preferred, $.001 par value                          5,747
-----------------------------------                          -----
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2001

Series B Preferred, $.001 par value                          8,986
------------------------------------                         ------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2001

Series C Preferred, $.001 par value                          0
------------------------------------                         ---
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2001

Series D Preferred, $.001 par value                          21,500
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             September 30, 2001

Series E Preferred, $.001 par value                          46,219
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             September 30, 2001

Series F Preferred, $.001 par value                          17,102
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             September 30, 2001


Transitional Small Business Disclosure Format
         YES             NO  X
            ----           ----

--------------------------------------------------------------------------------

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                           QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements
-------

         Balance Sheet (unaudited) - September 30, 2001....................   3

         Statements of Operations (unaudited) for the three and nine months ended September 30, 2001
         and September 30, 2000............................................   5

         Statements of Cash Flows (unaudited) for the nine months
         ended September 30, 2001 and September 30, 2000...................   6

         Notes to Financial Statements (unaudited).........................   7


Item 2.
-------

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations........................................................  10

PART II - OTHER INFORMATION
         Other Information.................................................  13

         Signature Page....................................................  16


--------------------------------------------------------------------------------

                        PARADIGM MEDICAL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                           September 30,
                                                                               2001
                                                                          -------------
                                                                           (Unaudited)
ASSETS
Current Assets
  Cash & Cash Equivalents                                                       2,302,000
  Receivables, Net                                                              1,480,000
  Prepaid Expenses                                                                663,000
  Inventory                                                                     5,618,000
                                                                          ---------------
                                                   Total Current Assets        10,063,000

Intangibles, Net                                                                1,227,000
Property and Equipment, Net                                                       923,000
Deposits and Other Assets                                                         158,000
                                                                          ---------------
                                                           Total Assets        12,371,000
                                                                          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                                        1,088,000
  Accrued Expenses                                                              1,355,000
  Current Portion of Long-term Debt                                                61,000
                                                                          ---------------
                                             Total Current Liabilities          2,504,000

  Long-term Debt                                                                  135,000
                                                                          ---------------
                                                      Total Liabilities         2,639,000



--------------------------------------------------------------------------------

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,747 shares at September 30, 2001                                 -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at September 30, 2001                                 -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at September 30, 2001                                  -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 21,500 shares at September 30, 2001                                -
     Series E
        Authorized:  50,000; issued and
        outstanding: 46,219 at September 30, 2001                                       -
     Series F
        Authorized:  50,000; issued and
        outstanding: 17,102 at September 30, 2001                                       -
Common Stock, Authorized:
30,000,000 Shares, $.001 par value; issued and
outstanding: 13,553,304 at September 30, 2001
(including 42,000 shares earned but unissued)                                      14,000

Additional paid-in-capital                                                     49,187,000
Stock Subscription Receivable                                                      (8,000)
Accumulated Deficit                                                           (39,461,000)
                                                                          ---------------
                                             Total Stockholders' Equity         9,732,000
                                                                          ---------------
                             Total Liabilities and Stockholders' Equity      $ 12,371,000
                                                                          ===============

See accompanying notes to financial statements.


                                       4
--------------------------------------------------------------------------------

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                        Three Months Ended            Nine Months Ended
                                          September 30,                  September 30,
                                          ------------                   ------------
                                      2001           2000           2001           2000
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Sales                                 1,794,000      1,603,000      5,035,000      5,318,000

Cost of Sales                         1,072,000      1,348,000      3,002,000      3,609,000
                                   ------------   ------------   ------------   ------------

                    Gross Profit        722,000        255,000      2,033,000      1,709,000
                                   ------------   ------------   ------------   ------------
Operating Expenses:
  Marketing and Selling               1,277,000        835,000      2,885,000      2,727,000
  General and Administrative          1,316,000        651,000      3,610,000      3,323,000
  Research and Development              682,000        556,000      1,824,000      1,373,000
                                   ------------   ------------   ------------   ------------
        Total Operating Expenses      3,275,000      2,042,000      8,319,000      7,423,000
                                   ------------   ------------   ------------   ------------

Operating Income (Loss)              (2,553,000)    (1,787,000)    (6,286,000)    (5,714,000)

Other Income and (Expense):
  Interest Income                        19,000         34,000         39,000        110,000
  Interest Expense                      (13,000)        (7,000)       (30,000)       (13,000)
  Other Income (Expense)                 (6,000)        (3,000)       (14,000)        20,000
  Litigation Settlement Expense               -              -       (812,000)             -
                                   ------------   ------------   ------------   ------------
    Total Other Income and
    (Expense)                                 -         24,000       (817,000)       117,000
                                   ------------   ------------   ------------   ------------
Net loss before provision
    for income taxes                 (2,553,000)    (1,763,000)    (7,103,000)    (5,597,000)

Income taxes                                 -               -              -              -
                                   ------------   ------------   ------------   ------------
                        Net Loss     (2,553,000)    (1,763,000)    (7,103,000)    (5,597,000)
                                   ============   ============   ============   ============

Beneficial Conversion Feature on
    Series E and F Preferred Stock     (776,000)             -     (1,923,000)             -

Deemed Dividend from Series E
    Preferred Detachable Warrants      (314,000)             -       (314,000)              -
                                    ------------   ------------   ------------   ------------

Net Loss Attributable to Common
    Shareholders                     (3,643,000)    (1,763,000)    (9,340,000)    (5,597,000)
                                    ============   ============   ============   ============

Net Loss Per Common Share - Basic
    and Diluted                          (.28)           (.15)          (.72)          (.50)
                                         =====           =====          =====          =====

Weighted Average Outstanding
    Shares - Basic and Diluted       13,168,000      11,878,000    13,006,000     11,192,000
                                    ============   ============   ============   ============


See accompanying notes to financial statements.

                                       5
--------------------------------------------------------------------------------

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Nine Months Ended       Nine Months Ended
                                                            September 30, 2001      September 30, 2000
                                                               (Unaudited)             (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                                       (7,103,000)          (5,597,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                                471,000              352,000
       Issuance of Common Stock for Compensation,
          Services and Payables                                      30,000            1,047,000
       Issuance of Stock Option/Warrant for Services                370,000              133,000
       Provision for Losses on Receivables                          161,000              (64,000)
       Issuance of Common Stock for Settlement                      812,000                    -

(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                    (34,000)           1,039,000
       Inventories                                               (1,171,000)            (801,000)
       Prepaid Expenses                                            (554,000)            (117,000)
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                       401,000             (142,000)
       Accrued Expenses and Deposits                                154,000             (150,000)
                                                            ---------------      ---------------
       Net Cash Used in Operating Activities                     (6,463,000)          (4,300,000)
                                                            ---------------      ---------------
Cash Flow from Investing Activities:
  Purchase of Property and Equipment                               (165,000)            (450,000)
  Increase in Patents and Intangibles                               (23,000)             (25,000)
  Other Assets                                                       11,000              (32,000)
  Net Cash Paid in Acquisition                                            -              (95,000)
                                                            ---------------      ---------------
       Net Cash Used in Investing Activities                       (177,000)            (602,000)
                                                            ---------------      ---------------
Cash Flows from Financing Activities:
  Principal Payments on Notes Payable                               (72,000)            (114,000)
  Net Proceeds from Sale of Series E Preferred Stock              4,607,000                    -
  Proceeds from Sale of Common Stock                                674,000            7,155,000
  Net Proceeds from Sale of Series F Preferred Stock              1,539,000                    -
                                                            ---------------      ---------------
       Net Cash Provided by Financing Activities                  6,748,000            7,041,000
                                                            ---------------      ---------------

Net Increase in Cash and Cash Equivalents                           108,000            2,139,000

Cash and Cash Equivalents at Beginning of Period                  2,194,000            1,118,000
                                                            ---------------      ---------------
Cash and Cash Equivalents at End of Period                        2,302,000            3,257,000
                                                            ===============      ===============

Supplemental Disclosure of Cash Flow Information:

  Cash Paid for Interest                                             13,000               12,000
                                                            ===============      ===============
  Cash Paid for Income Taxes                                              -                    -
                                                            ===============      ===============

See accompanying notes to financial statements.

                                       6
--------------------------------------------------------------------------------

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                        Significant Accounting Policies:
                        --------------------------------

In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. ("the Company") as of September 30, 2001 and the results of its operations for the three months and nine months ended September 30, 2000 and 2001, and its cash flows for the nine months ended September 30, 2000 and 2001. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period. In June 2000, the Company acquired Vismed, Inc. dba Dicon in exchange for 921,500 shares of common stock. The business combination has been accounted for by the pooling-of-interest method in accordance with APB16. Accordingly, the historical financial statements have been restated to reflect the combination with Vismed as if it had occurred as of the beginning of the period.

                                       7
--------------------------------------------------------------------------------

                           Net Income (Loss) Per Share
                           ---------------------------

Net income (loss) per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents have not been included in loss years because they are anti-dilutive. Net loss attributable to common shareholders for the first nine months of 2001 was impacted by 1,923,000 due to the beneficial conversion feature recognized on the sale of Series E and Series F Preferred Stock and 314,000 due to a deemed dividend from Series E detachable warrants.

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

                          Preferred Stock Conversions:
                          ----------------------------

Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended September 30, 2001, no shares of Series A Preferred Stock or Series B Preferred Stock were converted into common stock.

Holders of Series D Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 1 share of common stock for each share of preferred stock. During the three months ended September 30, 2001, 20,000 shares Series D Preferred stock were converted to the Company's Common stock.

Holders of Series E Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended September 30, 2001, 10,422 shares of Series E Preferred Stock were issued, and no shares of Series E Preferred Stock were converted to the Company's Common stock.

Holders of Series F Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended September 30, 2001, 20,977 shares of Series F Preferred Stock were issued, and 3,875 shares of Series F Preferred Stock were converted to 206,667 shares of the Company's Common stock.

                                    Warrants:
                                    ---------

During the three-month period ended March 31, 2001, warrants to purchase a total of 100,000 shares of the Company's common stock, exercisable at $4.00 per share and expiring in January 2006, were granted to KSH Investment Group Inc. for consulting services. The Company recorded the fair value of these warrants at $142,000, which was recognized as a General and Administrative consulting expense.

                                       8
--------------------------------------------------------------------------------

During the three-month period ended June 30, 2001, warrants to purchase a total of 50,000 shares of the Company's common stock, exercisable at $4.00 per share, granted to Dr. Michael B. Limberg on December 1, 2000 , as part of the fourth renewal of an agreement for consulting services, vested in May 2001. The Company recorded the fair value of these warrants at $28,000, which was recognized as a General and Administrative consulting expense.

During the three-month period ended September 30, 2001, options to purchase 100,000 shares of the Company's common stock, exercisable at $3.00 per share and expiring September 2004, were granted Barry Kaplan Associates for consulting services. During the same period 35,000 warrants to purchase the Company's common stock, exercisable at $2.00 per share and expiring March 2006, were granted Rodman & Renshaw, Inc. for consulting services. The Company has recorded the fair value of the Kaplan and Rodman & Renshaw warrants at approximately $200,000, which is being recognized as a General and Administrative consulting expense.

Holders of the shares of Series E Preferred Stock were issued warrants to purchase shares of the Company's common stock equal to 1,000 warrants for every 200 shares purchased in the offering at an exercise price of $4.00 per share, exercisable until May 23, 2006. As a result, warrants to purchase a total of 250,470 shares of the Company's common stock were issued with the sale. The Company has recorded the fair value of these warrants at $314,000, which amount is included in the Statement of Operations as a separate line item, "Deemed Dividend from Series E Preferred Detachable Warrants".

                           Related Party Transactions:
                           ---------------------------

Consulting and royalty fees in the amount of $43,000 were paid to Malcolm Redman, president of OBF Labs during the three-month period ended September 30, 2001.

                       Supplemental Cash Flow Information
                       ----------------------------------

During the nine months ended September 30, 2001, the Company acquired equipment of $236,000 with long-term debt.

During the nine months ended September 30, 2000 the Company acquired the assets and liabilities of Ocular Blood Flow, Ltd. (OBF)in a purchase transaction. The transaction required the payment of $100,000 and 100,000 shares of common stock. The Company recorded the following:

Accounts receivable                                          22,000
Prepaid                                                      18,000
Inventory                                                    28,000
Intangibles                                                 799,000
Property, Plant and Equipments                               25,000
Accounts payable                                            (48,000)
Accrued liabilities                                          (8,000)
Debt                                                        (66,000)
Common stock issued                                        (675,000)
                                                --------------------
Net cash paid                                                95,000
                                                ====================


                                       9
--------------------------------------------------------------------------------

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

         Activities for the three months ended September 30, 2001, included sales of the Mentor SIStem(TM) and accessories, sales of the A scans, A/B scans, pachymeters, ultrasonic biomicroscopes, the Ultrasound Biomicroscope Plus, the Blood Flow Analyzer, perimeters and the corneal topographers. Other activities included continued expenses in connection with FDA approval of the Photon Laser Cataract Removal Workstation, development of new products, and on-going development of a direct sales force.

                              Results of Operations

         Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

         Net sales increased by $191,000, or 12%, to $1,794,000 for the three months ended September 30, 2001, from $1,603,000 for the comparable period in 2000. Sales increased for the SIStem, the Blood Flow Analyzer, the Ultrasonic Biomicroscope Plus, the perimeter, and the corneal topographer in the third quarter 2001 over the third quarter 2000.

         The gross margin for the three months ended September 30, 2001, of 40% was higher than the gross margin of 16% for the three months ended September 30, 2000. This was primarily attributable to a $244,000 write-down of inventory for obsolescence in the third quarter 2000.

         Marketing and selling expenses increased by $442,000, or 53%, to $1,277,000, for the three months ended September 30, 2001, from $835,000 for the

                                       10
--------------------------------------------------------------------------------
comparable period in 2000. Third quarter 2001 selling activities included the recruitment of a domestic sales force that covers the United States market, resulting in increased salaries, training, and travel expenses for third quarter 2001, over third quarter 2000. Third quarter 2001 also included greater marketing and advertising expenses pertaining to the BFA and Ultrasonic Biomicroscope Plus.

         General and administrative expenses increased $665,000, or 102%, to $1,316,000 for the three months ended September 30, 2001, from $651,000 for the comparable period in 2000. This increase was partly due to a $200,000 expense recognized for warrants granted Barry Kaplan Associates and Rodman & Renshaw, Inc. for consulting services during the three months ended September 30, 2001, and partly to increased salary expense, and consulting, legal fees and travel expense associated with due-diligence activities pertaining to possible acquisitions by the Company during the same period.

         Research and development expenses increased $126,000, or 23%, to $682,000 for the three months ended September 30, 2001, from $556,000 for the same period in 2000. This increase was the result of the addition of engineering staff in the later part of the year 2000 and expenses associated with the development of new products in the third quarter 2001.

         Other income and (expense) decreased by $24,000 for the three months ended September 30, 2001, from $24,000 for the same period in 2000. This was the result of a decrease in interest income and an increase in interest expense during the three months ended September 30, 2001.

         Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

         Net sales decreased by $283,000, or 5%, to $5,035,000 for the nine months ended September 30, 2001, from $5,318,000 for the comparable period in 2000. This was the result of decreased sales for all product lines in the first quarter 2001, due to the reorganization of the sales department early in the first quarter of 2001 and the loss of two sales representatives in the same quarter. The Company's activities during nine months ended September 30, 2001 included improving the international distribution system and broadening the domestic sales force to adequately cover the United States market.

         The gross margin for the nine months ended September 30, 2001 was 40%, compared to 32% for the nine months ended September 30, 2000. The lower gross margin for the nine months ended September 30, 2000 was attributable to the $244,000 write-down of inventory in the third quarter 2000.

         Marketing and selling expenses increased by $158,000, or 6%, to $2,885,000 for the nine months ended September 30, 2001, from $2,727,000 for the comparable period in 2000. This was primarily the result of increased salary, training, and travel expenses pertaining to the recruitment of a domestic sales force that covers the United States market, and increased advertising and marketing activities for the BFA and Ultrasonic Biomicroscope Plus in the third quarter 2001.

         General and administrative expenses increased by $287,000, or 9%, to $3,610,000 for the nine months ended September 30, 2001, from $3,323,000 for the same period in 2000. The increase was the result of approximately $370,000 in expense recognized during the nine months ended September 30, 2001 for warrants granted KSH Investment Group, Barry Kaplan Associates, Rodman & Renshaw, Inc., and Dr. Michael B. Limberg for consulting services, and of increased salary expense, and consulting, legal fees and travel associated with due-diligence and related activities pertaining to possible acquisitions by the Company during the same period. The increase in the nine months ended September 30, 2001 over the same period in 2000 was offset by the recording of the fair market value of Common Stock granted to two officers of the Company in the first quarter 2000, and the costs related to transactional expenses to acquire Dicon and OBF Labs during the second quarter 2000.


                                       11
--------------------------------------------------------------------------------

         Research and development expenses increased by $451,000, or 33%, to $1,824,000 for the nine months ended September 30, 2001, from $1,373,000 for the same period in 2000. This increase was the result of the addition of engineering staff in the later part of the year 2000 and expenses associated with the development of new products during the first nine months of 2001.

         Other income and (expense) decreased by $934,000 to $(817,000) for the nine months ended September 30, 2001 from $117,000 for the same period in 2000. This was mainly attributable to the litigation settlement expense related to a July 2, 2001 settlement agreement between the Company and Mentor Corporation, in which the Company agreed to pay 350,000 shares of common stock to the Mentor Corporation in exchange for release of all claims against the Company, in connection with the registration of certain shares of the Company's common stock previously issued. In addition, the Company had a decrease in interest income and an increase in interest expense during the second quarter 2001.

                         Liquidity and Capital Resources

         The Company used cash in operating activities of $6,463,000 for the nine months ended September 30, 2001, compared to $4,300,000 for the nine months ended September 30, 2000. The increase in cash used by operating activities for the first nine months of 2001 was primarily attributable to increased staffing for research and development, product development expenditures, travel, and expenditures connected with FDA approval, salaries, training and travel expenses related to staffing of a domestic sales force, slower collections on receivables in relation to sales, and the building of inventory in anticipation of fourth quarter sales of the Blood Flow Analyzer and Ultrasonic Biomicroscope Plus. The Company used cash in investing activities of $177,000 for the nine months ended September 30, 2001 compared to $602,000 in the same period in 2000. The decrease in cash used in investing activities in the first nine months of 2001 was primarily due to the purchase in first quarter 2000 of computer equipment and software to upgrade the Company's information system and furniture and equipment added with the move to a larger facility, and cash paid in acquisition of OBF during the second quarter 2000. Net cash provided by financing activities was $6,748,000 for the nine months ended September 30, 2001, compared to $7,041,000 for the same period in 2000. During the first nine months of 2000, the Company received approximately $7,155,000 from the exercise of Common Stock warrants. During the first nine months of 2001, the Company received approximately $674,000 from the sale of Common Stock to Triton West Group, $4,607,000 through a private placement of its Series "E" Convertible Preferred Stock, and $1,539,000 through a private placement of its Series "F" Convertible Preferred Stock.

         The Company currently has a private equity line of credit agreement with Triton West Group, Inc., (Triton), which allows the Company to sell $20 million of common stock over a three year period beginning June 30, 2000 to Triton by tendering put notices to purchase shares.

         In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. Benefits from sales of the Blood Flow Analyzer, which have steadily increased over the second and third quarters of 2001, should be realized during subsequent quarters. It is difficult to determine at this time the overall effect that the unfortunate events of September 11, 2001, will have upon the economy of the country as a whole and, particularly, upon operations of the Company during the months going forward.

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


                                       12
--------------------------------------------------------------------------------

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

         In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), was issued and is effective for all business combinations on or after July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. SFAS No. 141 will also require that the Company evaluate existing intangible assets and goodwill acquired in prior business combinations and make any necessary reclassifications, in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company has not determined the impact that SFAS No. 141 will have on the financial statements.

         Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), was issued and is effective for all periods beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for intangible assets associated with acquisitions. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company will also be required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period, with any impairment loss being recognized as the cumulative effect of a change in accounting principle. The Company has not determined the impact that SFAS No. 142 will have on its financial statements.

         The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the results of operations or financial position. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

                           Part II: Other Information

         On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets (the "Agreement") with the Humphrey Systems Division of Carl Zeiss, Inc. ("Humphrey Systems") to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are diagnostic instruments. These include the Ultrasonic Biometer Model 820, the A Scan System, the A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging, and end-user collateral materials for each of the product lines. The sum of the agreement was $500,000, payable in the form of 78,947 shares of Common Stock which were issued to Humphrey Systems, and 26,316 shares of Common Stock which were issued to Douglas Adams. If the net proceeds received by Humphrey Systems from the sale of the

                                       13
--------------------------------------------------------------------------------
shares issued pursuant to the Agreement is less than $375,000, after payment of commissions, transfer taxes and other expenses relating to the sale of such shares, the Company is required to issue additional shares of Common Stock, or pay additional funds to Humphrey Systems as is necessary to increase Humphrey System's net proceeds from the sale of the assets to $375,000. Since Humphrey Systems realized only $162,818 from the sale of 78,947 shares of Paradigm's common stock, Paradigm issued 80,000 additional shares in January 1999, to enable Humphrey Systems to receive its guaranteed amount. The amount of $21,431 was paid to the Company as excess proceeds from the sale of this additional stock.

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

         Strategically, the Company believes the Vismed and OBF acquisitions add to the diagnostic product line-up and provide experienced management to assist the Company in its transition from a development stage into a growth phase.


                                       14
--------------------------------------------------------------------------------

         Overall, the Company has invested heavily into all departments in anticipation of FDA Approval for its Photon Laser Surgical System and the new product lines obtained through the acquisitions.

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

         On July 2, 2001, the Company entered into a settlement agreement with Mentor in which the Company agreed to issue 350,000 shares of its common stock to the Mentor in exchange for the release by Mentor of all its claims against the Company in connection with the registration of the 485,751 shares of the Company's common stock previously issued and an orderly sale by Mentor of the 350,000 shares as well as the remaining amount of the 485,751 shares that Mentor was previously issued and currently holds. This settlement resulted in an expense of $812,000, recorded in the second quarter of 2001. In addition, the Company agreed to issue an additional 120,000 shares of its Common Stock to Mentor if the Company did not file a Registration Statement with the Securities and Exchange Commission ("SEC") to register the 350,000 shares of Common Stock issuable thereunder within 30 days from the date of the settlement agreement. The Company timely filed a Registration Statement with the SEC to register the 350,000 shares of Common Stock issuable thereunder.

         The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company's financial condition or results of operations.

                                       15
--------------------------------------------------------------------------------

Item 2.  Changes in Securities

           None

Item 3.   Defaults Upon Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual shareholders meeting held on September 11, 2001, the following matters were acted upon: (i) four directors consisting of Thomas F. Motter, Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz were elected to serve until the next annual shareholders meeting and until their respective successors are elected and qualified (with votes cast of 10,233,997 shares for, 26,124 shares against and 1,411,580 shares abstaining on each of the nominees);
(ii) the Company's 1995 Stock Option Plan was amended to authorize an additional 1,000,000 shares of Common Stock to be available for issuance under the Plan (with votes cast of 2,482,214 shares for, 485,085 shares against and 8,707,402 shares abstaining on the motion); (iii) stock options were granted to Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz, current directors of the Company, to each receive options to purchase 75,000 shares of Common Stock at $4.00 per share (with votes cast of 2,383,103 shares for, 580,847 shares against and 8,707,751 shares abstaining on the motion); and (iv) the appointment of Tanner & Co. as the Company's independent accountants for the fiscal year ending December 31, 2001 was ratified (with votes cast of 10,262,775 shares for, 19,192 shares against and 1,389,734 shares abstaining on the motion).


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

                                       16
--------------------------------------------------------------------------------

10.8  Employment Agreement with Thomas F. Motter (6)
10.9 Asset Purchase Agreement with Mentor Corp., Mentor Opthalmics, Inc. and Mentor or Medical, Inc. (8)
10.10 Transition Services Agreement with Mentor Corp., Mentor Opthalmics, Inc., and Mentor Medical, Inc. (8)
10.11 Severance Agreement and General Release with Michael W. Stelzer (8)
10.12 Consulting Agreement with Dr. Michael B. Limberg (8)
10.13 Renewed Consulting Agreement with Dr. Michael B. Limberg (10)
10.14 Mutual Release and Settlement Agreement with Zevex International, Inc. (8)
      10.15 Consulting Agreement with Douglas Adams (8)
10.16 Agreement and Plan of Reorganization with Paradigm Subsidiary, Inc., and Vismed, Inc. d/b/a Dicon (9)
10.17 Agreement and Plan of Merger with Paradigm Subsidiary, Inc. and Vismed Inc. d/b/a Dicon (9)
10.18 Registration Rights Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.19 Indemnification Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.20 Consulting Agreement with Cyndel & Co., Inc. (10)
10.21 Stock Purchase Agreement with Occular Blood Flow, Ltd. and Malcolm
      Redman (10)
10.22 Consulting Agreement with Malcolm Redman (10)
10.23 Royalty Agreement with Malcolm Redman (10)
10.24 Registration Rights with Malcolm Redman (10)
10.25 General Financial Advisory Services Agreement with McDonald Investments Inc. 11)
10.26 Agreements with Steven J. Bayern and Patrick M. Kolenik (11)
10.27 Employment Agreement with Mark R. Miehle (12)
10.28 Employment Agreement with John W. Hemmer (12)
10.29 Private Equity Line of Credit Agreement with Triton West Group, Inc. (12)
10.30 Renewed General Financial Advisory Services Agreement with McDonald Investments. (12)
10.31 Renewed Consulting Agreement with Dr. Michael B. Limberg (12)
10.32 Agreement with KSH Investment Group, Inc. (12)
10.33 Renewed Consulting Agreement with Dr. Michael B. Limberg (13)
10.34 Settlement Agreement with Mentor Corporation (13)
10.35 Consulting Agreement with Rodman & Renshaw, Inc. (13)
10.36 Consulting Agreement with Barry Kaplan Associates
-----------------

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(5) Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 1, 1998.
(6) Incorporated by reference from Quarter Report on Form 10-QSB, as filed on November 12, 1998.
(7) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(8) Incorporated by reference from Annual Report on Form 10-KSB, as filed on March 30, 2000.
(9) Incorporated by reference from Form 8-K, as field on June 5, 2000 (10) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(11) Incorporated by reference from Report on Form 10-QSB, as filed on November 1, 2000.
(12) Incorporated by reference from Report on Form 10-KSB, as filed on March 15, 2001
(13) Incorporated by reference from Report on Form 10-QSB, as filed on August 14, 2001

                                       17
--------------------------------------------------------------------------------

      (b)  Reports on Form 8-K
           -------------------
      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.


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

                                   REGISTRANT

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                                   Registrant


DATED: November 14, 2001          By:/s/  Thomas F. Motter
                                  ------------------------
                                    Thomas F. Motter
                                    Chairman of the Board and Chief
                                    Executive Officer (Principal Executive
                                    Officer)

DATED: November 14, 2001          By:/s/ Heber C. Maughan
                                  ------------------------
                                    Vice President of Finance, Treasurer and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)



                                       18
--------------------------------------------------------------------------------