Form 10KSB
period 2001-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2002-04-11
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 0-28498


                        PARADIGM MEDICAL INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

                  DELAWARE                                     87-0459536
         (State or other jurisdiction of               IRS Identification Number
          incorporation or organization)

                2355 South 1070 West, Salt Lake City, Utah 84119
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including Area Code (801) 977-8970

         Securities registered under Section 12(b) of the Exchange Act:

                            Name of each exchange on
              Title of each class                     which registered
              ______________                          _____________
                 (None)                                   (None)

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

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended December 31, 2001 were $7,919,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2002 was approximately $48,425,223 based on the closing price on that date on the Nasdaq SmallCap Market.

As of March 31, 2002 Registrant had outstanding 17,017,129,shares of Common Stock, 5,757 shares of Series A Preferred Stock, 8,986 shares of Series B Preferred Stock, no shares of Series C Preferred Stock and 10,000 shares of Series D Preferred Stock, 13,050 shares of Series E Preferred Stock and 39,866 shares of Series F Preferred Stock.

                       DOCUMENTS INCORPORTED BY REFERENCE:

Additional documents set forth in Part IV hereof are incorporated by reference.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                                     PART I

Item 1. Description of Business

General

         The Company develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic instrumentation and related accessories, including disposable products. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company markets three cataract surgery systems with related accessories and disposable products. The Company's flagship cataract removal system, the Photon(TM) laser system, is a laser cataract surgery system marketed as the next generation of cataract removal. The Photon(TM) product is currently under review by the Food Drug and Administration ("FDA"). The Photon(TM) is available for sale in many markets outside of the United States. Both the Photon(TM) and the Precisionist ThirtyThousand (TM) are manufactured as an Ocular Surgery Workstation(TM). The Company plans to market the Ocular Surgery Workstation(TM) as a plug-in module for the Photon(TM) and other lasers for use in eye care and other medical specialties. The Company also offers the SIStem(TM), a mid-range priced ultrasonic phaco, and competes in the market segment that only desires an ultrasonic phaco.

         The Company's diagnostic products include a pachymeter, an A-Scan, an A/B Scan, an UBM biomicroscope, a perimeter, a corneal topographer and the Blood flow Analyzer(TM). The diagnostic ultrasonic products including the pachymeter, the A-Scan, the A/B Scan and the UBM biomicroscope were acquired from Humphrey Systems a division of Carl Zeiss in 1998. The Company developed and offered for sale in the fall of 2000 the P45 which combines the A/B Scan and the UBM in one machine. The perimeter and the corneal topographer were added when the company acquired the outstanding shares of the stock of Vismed, Inc. d/b/a/ Dicon(TM) in June 2000. The Company purchased Ocular Blood Flow, Ltd. ("OBF") in June 2000 whose principal product is the Blood Flow Analyzer(TM). This product is designed for the measurement of intraocular pressure and pulsatile ocular blood flow volume for detection and treatment of glaucoma. The Company is currently developing additional applications for all of its diagnostic products.

         A cataract is a condition, which largely affects the elderly population, in which the natural lens of the eye hardens and becomes cloudy, thereby reducing visual acuity. Treatment consists of removal of the cloudy lens and replacement with a synthetic lens implant, which restores visual acuity. Cataract surgery is the single largest volume and revenue producing outpatient surgical procedure for ophthalmologists worldwide. The Health Care Finance Administration reports that in the United States approximately two million cataract removal procedures are performed annually, making this the largest outpatient procedure reimbursed by Medicare. Most cataract procedures are performed using a method called phacoemulsification or "phaco", which employs a high frequency (40 kHz to 60 kHz) ultrasonic probe needle device to fragment the cataract while still in the eye and remove it in pieces by suction through a small incision.

         In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(TM) for measurement of intraocular pressure and pulsatile ocular blood flow for the detection of glaucoma and other retina related diseases. Ocular blood flow is critical, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow Analyzer(TM) is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. In June 2000 the company purchased OBF, the manufacturer of the Blood Flow Analyzer(TM). The terms and conditions of the sale were $100,000 in cash and 100,000 shares of common stock. In April 2001, the Company received authorization to use a CPT code for procedures performed with the Blood Flow Analyzer(TM) which provides for a reimbursement to doctors using the device. In the fall of 2001, the manufacturing of the Blood Flow Analyzer(TM) was moved to the Company's San Diego facility from an outsourced facility in England.

         On June 26, 1998, the Company entered into a Co-Distribution Agreement with Pharmacia & Upjohn Company ("Pharmacia") and MAXXIM Corporation, which provided for the marketing and sale of a range of ophthalmic products. The contract was renewable for one-year periods. The companies do not intend to renew the agreement upon expiration in 2002. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia and MAXXIM will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist(TM) for distribution and sale under the Co-Distribution Agreement. The Pharmacia products to be distributed as part of the Co-Distribution Agreement include the Healon(R) and Healon-GV(R), and Healon V, the new visco-elastic solution. Pharmacia also manufactures the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery.

         On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets with the Humphrey Systems Division of Carl Zeiss, Inc. to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are used in the manufacturing and marketing of an ultrasonic microprocessor-based line of ophthalmic diagnostic instruments, including the Ultrasonic Biometer Model 820, the A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging and end-user collateral materials for each of the product lines for the sum of $500,000, payable in the form of 78,947 shares of Common Stock which were issued to Humphrey Systems and 26,316 shares of Common Stock which were issued to business broker Douglas Adams. If the net proceeds received by Humphrey Systems from the sale of the shares issued pursuant to the Agreement was less than $375,000, after payment of commissions, transfer taxes and other expenses relating to the sale of such shares, the Company would required to issue additional shares of Common Stock, or pay additional funds to Humphrey Systems as would be necessary to increase the net proceeds from the sale of the assets to $375,000. Since Humphrey Systems realized only $162,818 from the sale of 78,947 shares of the Company's common stock, The Company issued 80,000 additional shares in January 1999, to enable Humphrey Systems to receive its guaranteed amount. The amount of $21,431 was paid to the Company as excess proceeds from the sale of this additional stock.

         The rights to the ophthalmic diagnostic instruments which have been purchased from Humphrey Systems complement both the Company's cataract surgical equipment and its ocular Blood Flow Analyzer(TM). The Ultrasonic Biometer calculates the prescription for the intraocular lens to be implanted during cataract surgery. The Ultrasound Pachymeter measures corneal thickness for the new refractive surgical applications that eliminate the need for eyeglasses and for optometric applications including contact lens fitting. The A/B Scan System combines the Ultrasonic Biometer and ultrasound imaging for advanced diagnostic testing throughout the eye and is a viable tool for retinal specialists. The Ultrasound Biomicroscope utilizes microscopic digital ultrasound resolution for detection of tumors and improved glaucoma management. The Company introduced the

P45 in the fall of 2000 which combines the A/B Scan and the Ultrasonic Biometer in one machine.

         On October 21, 1999, the Company purchased Mentor's surgical product line, consisting of the Phaco SIStem(TM), the Odyssey(TM) and the Surg-E-Trol(TM). This acquisition rounds out the Company's cataract surgery product line by adding entry-level, moderately priced cataract surgery products. The transaction was paid for with $1.5 million worth of Paradigm common stock.

         On June 5, 2000, the Company purchased Vismed Inc. d/b/a Dicon(TM) under a pooling of interest accounting treatment. The purchase included the Dicon(TM) perimeter product line consisting of the LD 400, the TKS 4000, the SST(TM), FieldLink(TM), FieldView(TM) and Advanced FieldView and the corneal topographer product line the CT 200(TM), the CT 50 and an ongoing service and software business. Perimeters are used to determine retinal sensitivity testing the visual pathway. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Corneal topographers are used for the refractive surgical applications that eliminate the need for eyeglasses and for optometric applications including contact lens fitting.

Background

         Corporate History: The Company's business originated with Paradigm Medical, Inc. ("PMI"), a California corporation formed in October 1989. PMI developed the Company's present ophthalmic business and was operated by its founders Thomas F. Motter and Robert W. Millar. In May 1993, PMI merged with and into the Company. At the time of the merger, the Company was a dormant public shell existing under the name French Bar Industries, Inc. ("French Bar"). French Bar had operated a mining and tourist business in Montana. Prior to its merger with PMI in 1993, French Bar had disposed of its mineral and mining assets in a settlement of outstanding debt and had returned to the status of a dormant entity. Pursuant to the merger, the Company caused a 1-for-7.96 reverse stock split of its shares of Common Stock. The Company then acquired all of the issued and outstanding shares of Common Stock of PMI using shares of its own Common Stock as consideration. As part of the merger, the Company changed its name from French Bar Industries, Inc. to Paradigm Medical Industries, Inc. and the management of PMI assumed control of the Company. In April 1994, the Company caused a 1-for-5 reverse stock split of its shares of Common Stock. In February 1996, the Company re-domesticated to Delaware pursuant to a reorganization.

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

         Surgical use of ultrasound in ophthalmology is limited to treatment of cataractous lenses in the eye through a procedure called phacoemulsification or "phaco." A primary objective of cataract surgeries is the removal of the opacified (cataractous) lens through an incision that is as small as possible. The opacified lens is then replaced by a new synthetic lens intraocular implant ("IOL"). Phaco technology involves a process by which a cataract is broken into small pieces using ultrasonic shock waves delivered through a hollow, open-ended metal needle attached to a hand-held probe. The fragments of cataractous tissue are then removed through aspiration. Phaco systems were first designed in the late 1960's after various attempts by surgeons to use other techniques to remove opacified lens, including crushing, cutting, freezing, drilling and applying chemicals to the cataract. By the mid-1970's, ultrasound had proven to be the most effective technology to fragment cataracts. Market Scope's (Manchester, Missouri), "The 2001 Report on the Worldwide Cataract Market", January 2001 indicates that phaco cataract treatment is the technology for cataract removal used in over 80% of surgeries in the United States and over 20% of all foreign surgeries.

         Laser Technology: The term "laser" is an acronym for Light Amplification by Stimulated Emission of Radiation. Lasers have been commonly used for a variety of medical and ophthalmic procedures since the 1960's. Lasers emit photons into a highly intense beam of energy that typically radiates at a single wavelength or color. Laser energy is generated and intensified in a laser tube or solid-state cavity by charging and exciting photons of energy contained within material called the lazing medium. This stored light energy is then delivered to targeted tissue through focusing lenses by means of optical mirrors or fiber optics. Most laser systems use solid state crystals or gases as their lazing medium. Differing wavelengths of laser light are produced by the selection of the lazing medium. The medium selected determines the laser wavelength emitted, which in turn is absorbed by the targeted tissue in the body. Different tissues absorb different wavelengths or colors of laser light. The degree of absorption by the tissue also varies with the choice of wavelength and is an important variable in treating various tissue. In a surgical laser, light is emitted in either a continuous stream or in a series of short duration "pulses", thus interacting with the tissue through heat and shock waves, respectively. Several factors, including the wavelength of the laser and the frequency and duration of the pulse or exposure, determine the amount of energy that interacts with the targeted tissue and, thus, the amount of surgical effect on the tissue.

         Lasers are widely accepted in the ophthalmic community for treatment of certain eye disorders and are popular for surgical applications because of their relatively non-invasive nature. In general, ophthalmic lasers, such as argon, Nd:YAG and excimer (argon-fluoride) are used to coagulate, cut or ablate targeted tissue. The argon laser is used to treat leaking blood vessels on the retina (retinopathy) and retinal detachment. The excimer laser is used in corneal refractive surgery. The Nd:YAG pulsed laser is used to perforate clouded posterior capsules (posterior capsulotomy) and to relieve glaucoma-induced elevated pressure in the eye (iridotomy, trabeulorplasty, transcleral cyclophotocoagulation). Argon, Nd:YAG and excimer lasers are primarily used for one or two clinical applications each. In contrast to these conventional laser systems, the Company's Photon(TM) laser cataract system is designed to be used for multiple ophthalmic applications, including certain new applications that may be made possible with the Company's proprietary technology. Such new applications, however, must be tested in clinical trials and be approved by the FDA.


Products

         The Company's principal proprietary surgical products are systems for use by ophthalmologists to perform surgical treatment procedures to remove cataracts. The Company has complete ownership of each product with no technological licensing limitations.

         The SIStem(TM): The SIStem(TM) is the Company's state-of-the-art, entry-level phacoemulsification system. The SIStem(TM) is designed to be a full-featured, cost-effective, reliable phaco machine. The competitive feature package includes automated priming and tuning, error detection, audible feedback, patented fluidics system, pneumatic vitrectomy and bipolar electrosurgical coagulation. With both reusable and single-use consumables, the SIStem(TM) is positioned for the world's primary ultrasonic phaco markets, including the United States, Europe and Asia. Fiscal years 2001 and 2000 sales of the SIStem(TM) represented approximately 3% and 9% of total revenues, respectively.

         Precisionist ThirtyThousand(TM): The Precisionist ThirtyThousand(TM) (the "Precisionist(TM)") is the Company's core phaco surgical technology. The Precisionist(TM) was placed into production and offered for sale in 1997. As a phaco cataract surgery system, the Company believes the Precisionist(TM) with its new fluidics panel is equal or superior to the present competitive systems in the United States. The system features a graphic color display and unique proprietary on-board computer and graphic user interface linked to soft-key membrane panel for flexible programmable operation. The system provides real-time "on-the-fly" adjustment capabilities for each surgical parameter during the surgical procedure for high-volume applications. In addition, the Precisionist(TM) provides one hundred pre-programmable surgery set-ups, with a second level of sub-programmed custom modes within each major surgical screen (i.e., ultrasound phaco and irrigation/aspiration modes). The Precisionist(TM) features the Company's newly developed proprietary fluidics panel which is completely non-invasive for improved sterility and to provide a surgical environment in the eye that virtually eliminates fluidic surge and solves chamber maintenance problems normally associated with phaco cataract surgery. This new fluidics system provides greater control for the surgeon and allows the safe operation at much higher vacuum settings by sampling changes in aspiration 100 times per second. Greater vacuum in phaco surgery means less use of ultrasound or laser energy to fragment the cataract and less chance for surrounding tissue damage. In addition to the full complement of surgical modalities (e.g., irrigation, aspiration, bipolar coagulation and anterior vitrectomy), system automation includes "dimensional" audio feedback of vacuum levels and voice confirmation for major system functions, providing an intuitive environment in which the advanced phaco surgeon can concentrate on the surgical technique rather than the equipment. Sales of the Precisionist(TM) were not significant in the fiscal years 2001 or 2000.

         Ocular Surgery Workstation(TM): The Ocular Surgery Workstation(TM) (the Workstation(TM) ) comprises the base system of the Precisionist(TM) ThirtyThousand(TM) and is the first system to the knowledge of the Company which uses the expansive capabilities of today's advanced computer technology to offer seamless open architecture expandability of the system hardware and software modules. The Workstation(TM) utilizes an embedded open architecture computer developed for the Company and controlled by a proprietary software system developed by the Company that interfaces with all components of the system. Ultrasound, fluidics (irrigation), aspiration, venting, coagulation and anterior vitrectomy (pneumatic) are all included in the base model. Each component is controlled as a peripheral module within this fully integrated system. This approach allows for seamless expansion and refinement of the Workstation(TM) with the ability to add other hardware and software features. Expansion such as the Company's Photon(TM) laser system, when approved by the FDA, and hardware for additional surgical applications are easily implemented by means of a pre-existing expansion rack which resides in the base of the Workstation(TM). These expanded capabilities could include, but would not be limited to laser systems, video surgical fiber optic imaging, cutting and electrosurgery equipment. However, there is no guarantee that the Workstation(TM) will be accepted in the market place. Upon approval from the FDA for the Photon(TM), the Company will refer to the Workstation(TM) as the Photon(TM) Ocular Surgery Workstation(TM). To date, the Company has not commercially developed or offered for sale any other added hardware or software features to its Workstation (TM).

         Photon(TM) Laser System: The Photon(TM) laser cataract system, which is still subject to FDA approval, is designed to be installed as a seamless plug-in upgrade or add-on to the Company's Precisionist(TM) Ocular Surgery Workstation(TM). The plug-in platform concept is unique in the ophthalmic surgical market for systems of this magnitude and presents a unique market opportunity for the Company. The main elements of the laser system are the Nd:YAG laser module, Photon(TM) laser software package and interchangeable disposable hand-held fiber optic laser cataract probe. The Photon(TM) laser utilizes the on-board microprocessor computer of the Workstation(TM) to generate short pulse laser energy developed through the patented LCP(TM) to targeted cataract tissue inside the eye, while simultaneously irrigating the eye and aspirating the diseased cataract tissue from the eye. The probe is smaller in diameter than conventional ultrasound phaco needles and presents no damaging vibration or heat build-up in the eye. The Company's Phase I clinical trials demonstrated that this probe can easily reduce the size of the cataract incision from 3.0 mm to under 2.0 mm thereby reducing surgical trauma and complementing current foldable intraocular implant technology. The laser probe may also eliminate any possibility for burns around the incision or at the cornea and may therefore be used with cataract surgery techniques which utilize a more delicate clear cornea incision which can eliminate sutures and be conducted with topical anesthesia. However, this system may not effectively remove harder grade cataracts. Harder grade cataracts can be removed using the already existing ultrasound capability of the Precisionist(TM).

         The Company intends to refine the laser delivery system and laser cataract surgical technique used on soft cataracts through expanded research and clinical studies. As far as the Company can determine, no integrated single laser photofragmenting probe is presently available on the market that uses laser energy directly, contained in an enclosed probe, to denature cataract tissue at a precise location inside the eye while simultaneously irrigating and aspirating the site.

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

         In addition to cataract surgery, the Company believes that its Photon(TM) laser system is capable of being configured with specialty probes for use in other ophthalmic surgical and other medical procedures. In October of 2000, the Company received FDA approval for the Photon(TM) Workstation(TM) to be used with a 532nm green laser which is effective for medical procedures other than cataract removal, such as, photocoagulation of retinal and venous anomalies within or outside the eye, pigmented lesions around the orbital socket, posterior or anterior procedures associated with glaucoma or diabetes and general photocoagulation for various dermatological venous anomalies including telangiectasia (surface veins), or commonly referred to as "spider viens". The goal is to be able to integrate multiple laser wavelengths into one system or workstation that can be used for multiple medical specialties. This approval represents only one of the potential applications that could represent substantial growth opportunities including additional sales of equipment, instruments, accessories and disposables. The Photon(TM) Ocular Surgery Workstation(TM) has not been commercially developed with any other added hardware or software features. There is no guarantee that the laser will be accepted by the ophthalmic surgery market in this capacity or that the FDA will grant approval.

         Surgical Instruments, Accessories and Disposables: In addition to the cataract surgery equipment, the Company's surgical systems utilize or will utilize accessory instruments and disposables, some of which are proprietary to the Company. These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, instrument drapes and laser cataract probes. The Company intends to expand its disposable accessories as it further penetrates the cataract surgery market and expands the treatment applications for its Workstation(TM). These products contributed approximately 8% and 19% of total revenues for 2001 and 2000, respectively.

         Diagnostic Eye Care Products: Glaucoma is a second leading cause of adult blindness in the world. Glaucoma is described as a partial or total loss of visual field resulting from certain progressive disease or degeneration of the retina, macula or nerve fiber bundle. The cause and mechanism of the glaucoma pathology is not completely understood. Present detection methods focus on the measurement of intraocular pressure in the eye, visual field and observation of the optic nerve head to determine the possibility of pressure being exerted upon the retina, and optic nerve fiber bundle, which can diminish visual field. Recently, retinal blood circulation has been indicated as a key component in the presence of glaucoma. Some companies produce color Doppler equipment in the $80,000 price range intended to provide measurement of ocular blood flow activity in order to diagnose and treat glaucoma at an earlier stage.

         Blood Flow Analyzer(TM): In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(TM) for early detection and treatment management of glaucoma and other retina related diseases. The device measures not only intraocular pressure but also pulsatile ocular blood flow, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow Analyzer(TM) is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. This was the Company's first diagnostic eye care device. The device is a portable desktop system that utilizes a proprietary and patented pneumatic Air Membrane Applanation Probe(TM) (the "AMAP TM") which can be attached to any model of standard examination slitlamp which is then placed on the cornea of the patient's eye to measure the intraocular pressure within the eye. The device is unique in that it reads a series of intraocular pressure pulses over a short period of time (approximately five to ten seconds) and generates a wave form profile which can be correlated to blood flow volume within the eye. The blood flow volume is calculated by a proprietary software algorithm developed by David M. Silver, Ph.D., at Johns Hopkins. The device presents a numerical intraocular pressure reading and blood flow analysis rating in a concise printout which is affixed to the patient history file. In addition, the data generated by the device can be downloaded to a personal computer system for advanced database development and management. The Company markets the Blood Flow Analyzer(TM) as a stand-alone model packaged with a custom built computer system. The Blood Flow Analyzer(TM) utilizes a single-use disposable cover for its AMAP(TM) corneal probe which is shipped in sterile packages. The AMAP (TM) probe tip cover provides accurate readings and acts as a prophylactic barrier for the patient. The device has been issued a patent in the European Economic Community and the United States and has a patent pending in Japan. The FDA cleared the Blood Flow Analyzer(TM) for marketing in June 1997 and the Company commenced selling the system in September 1997. In addition to the Humphrey products, this diagnostic product allowed the Company to expand its market to approximately 35,000 optometry practitioners in the United States in addition to the approximately 18,000 ophthalmic practitioners who currently perform eye surgeries and are candidates for the Company's surgical systems. In April 2001, the Company received authorization from the CPT Code Research and Development Division of the American Medical Association to use a common procedure terminology (CPT) code for its Blood Flow Analyzer(TM) which provides for a reimbursement to doctors. In the fall of 2001, the manufacturing activities for the Blood Flow Analyzer(TM) were moved to the San Diego facility from the outsourced plant located in England. The revenues from sales of the Blood Flow Analyzer(TM) represented approximately 25% of total 2001 revenues and were not significant in 2000 due to the fact that major sales efforts for the product commenced in 2001.

         Dicon(TM) perimeters consist of the LD 400, the TKS 4000, the SST(TM), FieldLink(TM), FieldView(TM) and Advanced FieldView. Perimeters are used to determine retinal sensitivity testing the visual pathway. Perimeters have become standard of care in the detection and monitoring of glaucoma worldwide. Perimetry is reimbursable worldwide. The Dicon(TM) perimeters feature patented kinetic fixation and voice synthesis now in 27 different languages. Software programs are sold to assist in the analysis of the test results. Sales of the perimeters generated approximately 15% and 26% of the 2001 and 2000 total revenues, respectively.

         Dicon(TM) corneal topographers include the CT 200(TM) and the CT 50. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Clinical applications for corneal topographers include refractive surgery that eliminates the need for eyeglasses and optometric applications including contact lens fitting. Revenues from the topographer were slightly less than 12% and 17% of the total revenues for 2001 and 2000, respectively.

         Pachymetric Analyzer: The ultrasonic pachymeter is used for measurement of corneal thickness. The Model P55 is positioned as a standard office pachymeter. This device is targeted to the refractive surgery market and contributed approximately 1% and 2% to the total revenues for 2001 and 2000, respectively.

         Ultrasonic A-Scan: The Ultrasonic A-Scan was and remains the industry standard for axial length eye measurement, which is a prerequisite procedure reimbursed by Medicare and is performed before every cataract surgery. Over 5,000 A-Scan systems have been installed in the worldwide market, representing a substantial market opportunity for software upgrades and extended warranty contract sales. A-Scan sales were approximately 2% and 4% of the total 2001 and 2000 revenues, respectively.

         Ultrasonic A/B Scan: The A/B Scan is used by retinal sub-specialists to identify foreign bodies in the posterior chamber of the eye and to evaluate the structural integrity of the retina. The A/B Scan is attractive to the general ophthalmic community at large because of its lower price point. Sales from this product were approximately 5% of the total 2001 and 2000 revenues.

         Ultrasonic Biomicroscope ("UBM"): The UBM was developed by Humphrey Systems in conjunction with the New York Eye and Ear Infirmary in Manhattan and the University of Toronto. The UBM and its intellectual property were included in the purchase from Humphrey Systems and gives the Company the proprietary rights to this device. The UBM creates a high-resolution computer image of the unseen parts of the eye that is a "map" for the glaucoma surgeon. The UBM is an "enabling technology" for the ophthalmologist, one that the Company has repositioned for broader market sales penetration. Formerly sold only to glaucoma sub-specialty practitioners, the Company reintroduced the UBM at a price-point targeted for the average practitioner seeking to add glaucoma filtering surgical procedures and income to his/her cataract surgical practice.

         The UBM related surgical filtering procedures are fully reimbursable by Medicare and insurance providers. This untapped new market positions the Company with its proprietary UBM and to its knowledge, the only commercially viable product of this type on the market, as a leader in the rapidly expanding glaucoma imaging and treatment segment. In the fall of 2000 the company introduced the P45 which combines the UBM and the A/B Scan in one instrument. The Company believes that by combining functions the P45 will appeal to a broader market. UBM sales were approximately 11% and 14% of total revenues for the years ended December 31, 2001 and 2000, respectively. The P45 which was available for sale for all of 2001, contributed approximately 9% of total revenues for 2001 and approximately 3% of total 2000 revenues.

         In July of 2000, the Company received ISO 9001 and EN 46001 certification using TUV Essen as the notified body. Under ISO 9001 certification, all of the Companies products are now CE marked. The CE mark allows the Company to ship product for revenue into the European Community. The Company successfully retained its certification in 2001.

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

         Industry analysts report that the United States ophthalmic surgical device market has been characterized by slower growth in recent years. This has apparently been caused by the potential reforms associated with the health care industry. Further, hospitals have been inclined to keep their older phaco machines longer than expected as they have been forced to mind budgets more carefully and have become less willing to invest in capital equipment until more information on health care reform becomes available. However, analysts predict that the ophthalmic surgical device market will see renewed growth in the coming years as the health care environment stabilizes and as the growing elderly population produces an increased number of cataract surgeries. As a consequence of these factors, the market should see a greater rate of replacement of older machines that hospitals and surgeons have been postponing for longer than usual.

         Current Market Acceptance and Potential: The principal purchasers of the Company's products have been ophthalmologists, optometrists and clinics in many countries throughout the world. The Company believes that the market for its products is being driven by: (i) the aging of the population, which is evidenced by the domestic and international cataract surgery volume growth trend over the past ten years, (The National Eye Institute reported in March 2002 that the number of blind or visually impaired Americans is likely to double over the next 30 years.) (ii) the entry by emerging countries (including China, Russia, and other countries in Asia, Eastern Europe and Africa) into advanced technology medical care for their populations, (iii) increased awareness worldwide of the benefits of the minimally invasive phaco cataract procedure and (iv) the introduction of technology improvements such as the Company's laser system. The Secretary of Health and Human Services, Tommy Thompson, stated in March 2002 that early detection and treatment can reduce blindness and visual impairment from most eye diseases and disorders.

         Marketing Organization: The Company markets its products internationally through a network of dealers and domestically through direct sales representatives. As of December 31, 2001, the Company had fourteen direct domestic sales representatives in the United States and sixty-six foreign dealers. These sales representatives are assigned exclusive territories and have entered into contracts with the Company that contain performance quotas. The Company also plans to continue to market its products by identifying customers through internal market research, trade shows and direct marketing programs. The Company also utilizes a Clinical Advisory Board comprised of leading ophthalmic surgeons in the United States and Europe who speak at conventions, train ophthalmologists and visit foreign doctors and dealers to promote the Company's products.

         The Company, when marketing its Ocular Surgery Workstation(TM), will emphasize the expandable features of the Workstation(TM). The Company's marketing approach will be to focus on the upgradeability of the Workstation(TM) and to develop the image of the Workstation(TM) as the most versatile, upgradeable and cost effective surgical equipment available. The Company will continue to focus its sales efforts towards ophthalmic hospital and surgical center facilities specializing in cataract surgery. However, as systems are installed, the Company will expand its focus to provide additional ophthalmic and non-ophthalmic surgical applications as part of its Workstation(TM). Additional surgical applications will expand the market for the Workstation(TM) as well as associated sales of disposable surgical products.

         Product advertising is focused in the major industry trade newspapers. Most of the ophthalmologists or optometrists in the United States receive one or more of these magazines through professional subscription programs. The media has shown strong interest in the Company's technology and products, as evidenced by several recent front-page articles in these publications.

         Manufacturing and Raw Materials: Currently, the Company maintains a 29,000 square foot facility in Salt Lake City and a 26,000 square foot facility in San Diego. The Company transferred the manufacturing activities for the Blood Flow Analyzer(TM) to San Diego from OBF in England during 2001. These facilities accommodate the Company's expanded manufacturing, marketing and engineering capabilities. The Company manufactures under systems of quality control and testing, which complies with the Quality System Requirements (QSR) established by the FDA, as well as similar guidelines established by foreign governments, including the CE Mark and IS0-9001.

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

         Product Service and Support: Service for the Company's products is overseen from its Salt Lake City and San Diego locations and is augmented by its international dealer network who provide technical service and repair. Installation, on-site training and a limited product warranty are included as the standard terms of sale. The Company provides distributors with replacement parts at no charge during the warranty period. To date, the Company has incurred minimal expenses under this warranty program. International distributors are responsible for installation, repair and other customer service to installed systems in their territory. All systems parts are modular sub-components that are easily removed and replaced. The Company maintains adequate parts inventory and provides overnight replacement parts shipment to its dealers. After the warranty period expires, the Company offers one year and three year service contracts to its domestic customers and will continue to sell parts to international dealers who in turn create their own service plans with their customers.


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

Competition

         General. The Company is subject to competition in the cataract surgery and the glaucoma diagnostic markets from two principal sources: (i) manufacturers of competing ultrasound systems used when performing cataract treatments and (ii) developers of technologies for ophthalmic diagnostic and surgical instruments used for treatment. The surgical equipment industry is dominated by a few large companies that are well established in the marketplace, have experienced management, are well financed and have well recognized trade names and product lines. The Company believes that the combined sales of five entities account for over 90% of the cataract surgery market. The remaining market is fragmented among emerging smaller companies, some of which are foreign. The ophthalmic diagnostic market has a similar composition.

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

         The Cataract Surgical System Industry: Presently, products currently in use are offered by the major manufacturers utilizing ultrasonic technology. Those systems rely on accessories including single-use cassette packs and other ancillary surgical disposables such as saline solution, sutures and intraocular lenses for their profits. The cassette packs are required for fluid and tissue collection during the surgical procedure. The cassette packs are generally unique and proprietary to their respective systems and represent a barrier to entry for third-party, lower-cost after-market suppliers. While there is growing market resistance in the United States and internationally to single-use cassettes, the Company anticipates that manufacturers of ultrasound equipment will continue to develop and enhance their present ultrasound products in order to protect their investments in system and cassette technology and to protect their profits from sales of these cassettes and accessories. The Company's Precisionist Thirty Thousand(TM) ultrasonic phaco system has the ability to use either reusable or single-use disposable components. The Photon(TM) laser cataract system will utilize probes and cassette packs designed for single-use and semi-disposable instruments priced at a level consistent with the demands of health care cost containment. This will allow the health care providers a substantial measure of cost containment, while providing the Company with the quality control and income capability of cassette sales.

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

         Laser Equipment Manufacturers. To the Company's knowledge, there are several other companies attempting to develop laser equipment for cataract surgery. These companies can be differentiated by the laser wavelength employed for the cataract surgery. Based on the information currently available to the Company, Er:YAG laser wavelength appears to offer a less viable means of removing cataracts than the Nd:Yag wavelength used by the Photon(TM). One competitor uses a Nd:YAG wavelength, however the laser is used only to vibrate an ultrasonic needle. Thus the device remains an ultrasonic system subject to same risk factors of phaco, thereby eliminating the benefits of using a laser to remove the cataract. The Company also believes that its product is sufficiently distinctive and, if properly marketed, can capture a significant share of the cataract surgical device market. However, there are substantial risks in undertaking a new venture in an established and already highly competitive industry. In the short-term, the Company is seeking to exploit these opportunities. Depending upon further developments, the Company may ultimately exploit those opportunities through a merger with a stronger entity already established or one that desires to enter the medical industry.

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

         The Retinal Diagnostic Market. The Glaucoma Research Foundation suggests that with the aging of the so-called baby boom generation, there will be an increase of macular degeneration and glaucoma in the United States, the leading causes of adult blindness worldwide. The National Eye Institute stated in 2002 that the number of visually impaired Americans is likely to double over the next three decades. Their report estimated that 2.4 million people suffer some vision impairment in the country. The damage caused by these diseases is irreversible. The preconditions for the onset of macular degeneration or glaucoma are low ocular blood flow and/or high intraocular pressure. Diagnostic screening is important for individuals susceptible to these diseases. People in high-risk categories include: African Americans over 40 years of age, all persons over 60 years of age, persons with a family history of glaucoma or diabetes, and the very near-sighted. The glaucoma Research Foundation recommends that these high-risk individuals be tested regularly for glaucoma. According to the U.S. Census Bureau, in 1995 there were over 30 million adults 65 years of age and older and 8 million African Americans 45 years of age and older. The Glaucoma Research Foundation reports that glaucoma currently accounts for more than 7 million visits to physicians annually.

         The Company is subject to intense competition in the ophthalmic diagnostic market from well-financed, established companies with recognizable trade names and product lines and new and developing technologies. The industry is dominated by several large entities which the Company believes account for the majority of diagnostic equipment sales. The Company to continues to derive revenues from the sale of its ultrasound diagnostic equipment and blood flow analyzer. The blood flow analyzer is designed to detect glaucoma in an earlier stage than is presently possible. In addition, the device performs tonometry and blood flow analysis. Other ophthalmic diagnostic devices that do not detect glaucoma in the early stages of the disease as does the Company's analyzer retail at comparable prices. The Company thus believes that it can compete in the diagnostic market place based upon the lower price and improved diagnostic functions of the analyzer.

Intellectual Property Protection

         The Company's cataract surgical products are proprietary in design, engineering and performance. The Company's surgical ultrasonic products have not been patented to date because the primary technology for ultrasonic tissue fragmentation, as available to all competitors in the market, is mainly in the public domain.

         The Company did acquire proprietary intellectual property in the transaction with Humphrey Systems when it purchased the diagnostic ultrasonic product line in 1999. This technology uses ultrasound to create a high-resolution computer image of the unseen parts of the eye that is a "map" for the practitioner.

         The Photon(TM) laser cataract probe is protected under a United States patent issued in 1987 to Daniel M. Eichenbaum, M.D. and subsequently assigned to Photomed International, Inc. ("Photomed") and a Japanese patent issued in 1997 to the Company for the utility and methods of laser ablation, aspiration and irrigation of tissue through a hand-held probe of a unique design. The Company secured the exclusive worldwide right to this patent shortly after its issue, and to the international patents pending, from Photomed by means of a license agreement (the "License Agreement"). The License Agreement was amended on December 5, 1997 to allow Photomed the right to conduct research, development and marketing utilizing the patent in certain medical sub-specialties other than ophthalmology for which the Company would receive royalty payments equal to 1% of the proceeds from the net sales of products utilizing the patent. See "Management" and "Certain Relationships and Related Transactions."

         The Blood Flow Analyzer(TM) has been granted a patent in the European Economic Community and the United States and has a patent pending in Japan.

         The Dicon(TM) Perimeter and the Dicon(TM) Corneal Topographer each have a U.S. patent with a wide scope of claims.

         The Company's trademarks are important to its business. It is the Company's policy to pursue trademark registrations for its trademarks associated with its products as appropriate. Also, the Company relies on common law trademark rights to protect its unregistered trademarks, although common law trademark rights do not provide the Company with the same level of protection as would U.S. federal registered trademarks. Common law trademark rights only extend to the geographical area in which the trademark is actually used while U.S. federal registration prohibits the use of the trademark by any party anywhere in the United States.

         The Company also relies on trade secret law to protect some aspects of its intellectual property. All of the Company's key employees, consultants and advisors are required to enter into a confidentiality agreement with the Company. Most of the Company's third-party manufacturers and formulators are also bound by confidentiality agreements with the Company.

Regulation

         The Company's surgical and diagnostic systems are regulated as medical devices by the FDA under the FD&C Act. As such, these devices require Premarket clearance or approval by the FDA prior to their marketing and sale. Such clearance or approval is premised on the production of evidence sufficient for the Company to show reasonable assurance of safety and effectiveness regarding its products. Pursuant to the FD&C Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States and the export of medical devices from the United States. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial of Premarket clearance or approval for devices. Recommendations by the FDA that the Company not be allowed to enter into government contracts and criminal prosecution may also be made.

         Following the enactment of the Medical Device Amendments to the FD&C Act in May 1976, the FDA began classifying medical devices in commercial distribution into one of three classes: Class I, II or III. This classification is based on the controls that are perceived to be necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those devices, the safety and effectiveness of which can reasonably be ensured through general controls, such as adequate labeling, advertising, Premarket notification and adherence to the FDA's Quality System Requirements (QSR) regulations. Some Class I devices are exempt from some of the general controls. Class II devices are those devices the safety and effectiveness of which can reasonably be assured through the use of special controls, such as performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices are devices that must receive Premarket approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices, or to new devices that have been found not to be substantially equivalent to legally marketed devices.

         There are two principal methods by which FDA approval may be obtained. One method is to seek FDA approval through a Premarket notification filing under
Section 510(k) of the FD&C Act. If a manufacturer or distributor of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-1976 Class III medical device for which the FDA has not called for a PMA, the manufacturer or distributor may seek FDA Section 510(k) Premarket clearance for the device by filing a Section 510(k) Premarket notification. The Section 510(k) notification and the claim of substantial equivalence will likely have to be supported by various types of data and materials, possibly including clinical testing results, obtained under an IDE granted by the FDA. The manufacturer or distributor may not place the device into interstate commerce until an order is issued by the FDA granting Premarket clearance for the device. There can be no assurance that the Company will obtain Section 510(k) Premarket clearance for any of the future devices for which the Company seeks such clearance including the Photon(TM) Laser.

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

         The alternate method to seek approval is to obtain Premarket approval from the FDA. If a manufacturer or distributor of a medical device cannot establish that a proposed device is substantially equivalent to another legally marketed device, whether or not the FDA has made a determination in response to a Section 510(k) notification, the manufacturer or distributor will have to seek

Premarket approval for the proposed device. A PMA application would have to be submitted and be supported by extensive data, including preclinical and clinical trial data to prove the safety and efficacy of the device. If human clinical trials of a proposed device are required and the device presents a "significant risk," the manufacturer or the distributor of the device will have to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites, and the approval letter could include the number of patients approved by the FDA. An IDE clinical trial can be divided into several parts or Phases. Sometimes, a company will conduct a feasibility study (Phase I) to confirm that a device functions according to its design and operating parameters. This is usual clinical trial site. If the Phase I results are promising, the applicant may, with the FDA's permission, expand the number of clinical trial sites and the number of patients to be treated to assure reasonable stability of clinical results. Phase II studies are performed to confirm predictability of results and the absence of adverse reactions. The applicant may, upon receipt of the FDA's authorization, subsequently expand the study to a third phase with a larger number of clinical trial sites and a greater number of patients. This involves longer patient follow-up times and the collection of more patient data. Product claims, labeling and core data for the PMA are derived primarily from this portion of the clinical trial. The applicant may also, upon receipt of the FDA's permission, consolidate one or more of such portions of the study. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. Although both approval methods may require clinical testing of the device in question under an approved IDE, the Premarket approval procedure is more complex and time consuming.

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

         Any products manufactured or distributed by the Company pursuant to a premarket clearance notification or PMA are or will be subject to pervasive and continuing regulation by the FDA. The FD&C Act also requires that the Company's products be manufactured in registered establishments and in accordance with QSR regulations. Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of medical devices is also subject to regulation in certain instances. In addition, the use of the Company's products may be regulated by various state agencies.

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

         Furthermore, the introduction of the Company's products in foreign countries may require the Company to obtain foreign regulatory clearances. The Company believes that only a limited number of foreign countries have extensive regulatory requirements, including France, Germany, Korea, China and Japan. The time involved for regulatory approval in foreign countries varies and can take a number of years. A number of European and other economically advanced countries, including Italy, Norway, Spain and Sweden, have not developed regulatory agencies for intensive supervision of such devices. Instead, they generally have been willing to accept the approval of the FDA. Therefore, a PMA, Section 510(k) or approved IDE from the FDA is tantamount to approval in those countries. These countries and most developing countries have simply deferred direct discretion to licensed practicing surgeons to determine the nature of devices that they will use in medical procedures. The Company's two ultrasound systems, the Photon(TM) laser cataract system the Company is developing and the ocular blood flow analyzer are all devices, which require FDA approval. Therefore, a significant aspect of the acceptance of the devices in the market is the effectiveness of the Company in obtaining the necessary approvals. Having an approved IDE allows the Company to export a product to qualified investigational sites.

Regulatory Status of Products

         All of the Company's products, with the exception of the Photon(TM) are approved for sale in the U. S. by the FDA under a 510(k). All of the Companies products have been accepted for import into CE countries and various non-CE countries.

         The Company acquired permission from the FDA to export the Photon(TM) Laser Cataract System outside the United States under an open IDE granted by the FDA in September 1994. Although the Photon(TM) laser cataract system is uniquely configured in an original and proprietary manner, the laser system, a Nd:YAG laser, is not proprietary to the device or the Company and is widely used in the medical industry and other industries as well. Of particular significance is the fact that this particular component has received previous market clearance from the FDA for other ophthalmic and medical applications. Also of significance is the Company's belief that the surgical treatment method used with the Photon(TM) laser is similar to the current ultrasound cataract treatment employed by ophthalmologists.

         The Company submitted a Premarket Notification 510(k) application to the FDA for the Photon(TM) laser cataract system in September 1993. The FDA requested clinical support data for claims made in the 510(k), and in October 1994 the Company submitted an IDE application to provide for a "modest clinical study" in order to collect the data required by the FDA for clearance of the Photon(TM) laser cataract system. The FDA granted this IDE in May 1995 for a Phase I Feasibility Study. The Company began human clinical trials in April 1996 and completed the Phase I study in November 1997. The Company started Phase II trials in September 1998 and completed numerous cases of treatment group and control group patients which were included in the Company's submission to the FDA. The Company received a warning letter dated August 30, 2000, from the Office of Compliance, Center for Devices and Radiological Health of the Food and Drug Administration ("FDA") relating to the human clinical trials for its Photon(TM) Laser Cataract System. The warning letter concerns the conditions found by the FDA during several audits at Company's clinical sites. The FDA's comments were isolated to the administrative procedures of compiling data from the clinical sites. The Company responded to the warning letter in a submission dated September 27, 2000. In the submission the Company took corrective action that included submitting a revised clinical protocol and case report forms and procedures for the collection and control of data. In a subsequent letter dated November 2, 2000 to the Company, the FDA requested clarification of two issues.

         Subsequent to the warning letter, the Company received approval to continue its clinical trials, the results of which were included in its supplemental submission to the FDA for the existing (510)(k) predicate device application for the Photon(TM) laser system. In December 2001, the Company received a preliminary review from the FDA regarding the supplemental submission. As a result of that preliminary review, the Company submitted additional clinical information to the FDA on February 6, 2002. The application is receiving on-going review by the FDA. The Company believes all items in the warning letter have been satisfied and the clinical trials and their data are in good standing.

Employees

         As of December 31, 2001, the Company had 88 full-time employees. This number does not include the Company's manufacturer's representatives who are independent contractors rather than employees of the Company. The Company also utilizes several consultants and advisors. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. None of the Company's employees is a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.


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

         The Company maintains a facility located at 10373 Roselle Street, San Diego, California. This facility consists of approximately 25,952 square feet of leased office space under a five-year lease that will expire on August 1, 2002. These facilities are leased from Torrey Sorrento Associates, Ltd., a California limited partnership, at a gross monthly rate of $17,544. The Company is currently looking at various alternatives to securing suitable facilities by the end of the lease term.

         The Company believes that these facilities are adequate and satisfy its needs for the foreseeable future.


Item 3. Legal Proceedings

         An action was brought against the Company in March 2000 by George Wiseman, a former employee, in the Third District Court of Salt Lake County, State of Utah. The complaint alleges that the Company owes Mr. Wiseman 6,370 shares of its common stock plus costs, attorney's fees and a wage penalty (Equal to 1,960 additional shares of Paradigm common stock) pursuant to Utah law. The action is based upon an extension of a written employment agreement. The Company believes the complaint is without merit and intends to vigorously defend against the action.

         An action was brought against the Company in September 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees. Discovery has taken place and the Company has paid royalties of $15,000 to bring all payments up to date through June 30, 2001. However, the legal action has not been dismissed as a result of the payments. The Company is in the process of working with Photomed International and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future. It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed.

         An Action has been brought against the Company by Merrill Corporation that alleges that the Company owes the plaintiff approximately $20,000 together with interest thereon at the rate of 10% per annum from August 30, 1999, plus costs and attorney's fee. The Company has filed an answer to the complaint and discovery is proceeding. The Company believes that the complaint against the Company is without merit and intends to vigorously defend against the action.

         The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company's financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

         At a special meeting of the shareholders held on December 28, 2001 to approve the proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000 shares, it was determined to adjourn the meeting until January 28, 2002 because the shares entitled to vote, which were present in person or represented by proxy, did not constitute a quorum at the meeting. At the January 28, 2002 special meeting of the shareholders, the proposed amendment to the

Certificate of Incorporation was approved (with votes cast of 10,474,115 for, 1,076,070 votes against and 39,740 votes abstaining).

                                     PART II


Item 5. Market for Common Equity and related Stockholder Matters

         The Authorized capital stock of the Company consists of 20,000,000 shares of Common Stock, $.001 par value per share, and 5,000,000 shares of Preferred Stock, $.001 par value per share. The Company has created six classes of Preferred Stock, designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock , Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock.

         The Company's Common Stock and Class A Warrants trade on The Nasdaq SmallCap Market under the respective symbols of "PMED" and "PMEDW." Prior to July 22, 1996, there was no public market for the Common Stock. As of March 31, 2002 the closing sale prices of the Common Stock and Class A Warrants were $2.93 per share and $0.19 per warrant, respectively. The following are the high and low sales prices for the Common Stock and Class A Warrants by quarter as reported by Nasdaq since January 1, 2000.


                                                                  Common Stock               Class A Warrants
                                                                  Price Range                   Price Range
                                                       -----------------------------------------------------------
Period (Calendar Year)                                         High           Low          High            Low
------------------------------------------------------------------------------------------------------------------

2000
----
First Quarter                                                  14.500         6.880         6.500           2.630
Second Quarter                                                 10.500         4.190         3.630           1.190
Third Quarter                                                   6.190         3.380         2.000           0.500
Fourth Quarter                                                  4.940         1.310         1.250           0.500

2001
----

First Quarter                                                   4.130         1.500         1.000           0.190
Second Quarter                                                  3.540         1.610         0.740           0.190
Third Quarter                                                   2.750         1.860         0.450           0.160
Fourth Quarter                                                  3.080         1.940         0.390           0.170

2002
----

First Quarter                                                   3.310         2.210         0.380           0.190

         The Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock are not publicly traded. As of March 31, 2002, there were 717 record holders of Common Stock, five record holders of Series A Preferred Stock, three record holders of Series B Preferred Stock, no record holders of Series C Preferred Stock , two record holders of Series D Preferred Stock, 17 holders of Series E Preferred Stock and 56 holders of Series F Preferred Stock.

         The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company must pay cash dividends to holders of its Series A Preferred, Series B Preferred, Series C Preferred, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock before it can pay any cash dividend to holders of its Common Stock. Dividends paid in cash pursuant to outstanding shares of the Company's Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock are only payable from surplus earnings of the Company and are non-cumulative and therefore, no deficiencies in dividend payments from one year will be carried forward to the next. The Company currently intends to retain future earnings, if any, to fund the development and growth of the Company's proposed business and operations. Any payment of cash dividends in the future on the Common Stock will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under any debt obligations, as well as other factors that the Company's Board of Directors deems relevant. The Company issued 6,764 shares of its Series A Preferred and 6,017 shares of its Series B Preferred on January 8, 1996 as a stock dividend to Series A and Series B shareholders of record as of December 31, 1994.

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

General

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements which involve risks and uncertainty. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. The Company's fiscal year is from January 1 through December 31.

         The Company's ultrasound diagnostic products include a pachymeter, an A-Scan, an A/B Scan and a biomicroscope, the technology for which was acquired from Humphrey Systems in 1998. The Company introduced the P45 in the fall of 2000 which combines the A/B Scan and the biomicrscope in one machine. In addition, the Company markets its Blood Flow Analyzer(TM) acquired in the purchase of Ocular Blood Flow Ltd. in June 2000. Other diagnostic products are the Dicon (TM) Perimeter and the Dicon (TM) Corneal Topographer which were acquired in the acquisition of Vismed d/b/a Dicon in June 2000. The Company purchased the inventory and design and production rights of the SIStem(TM) from Mentor Corporation in October 1999 which was designed to perform minimally invasive cataract surgery. In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist ThirtyThousand(TM) in which the Company purchased the raw material and finished goods inventory to bring the manufacturing of this product in-house. FDA approval for the Company's Photon(TM) laser system for cataract removal is in process.

         Activities for the twelve months ended December 31, 2001 included sales of the Company's products and related accessories and disposable products. The Company completed a sufficient number of cases in its Phase II Clinical Trials relating to the Photon(TM) laser system (many of which were audited by independent parties) to be included in its supplemental submission to the FDA for the existing (510)(k) predicate device application for the Photon(TM) laser system. In December 2001, the Company received a preliminary review from the FDA regarding the supplemental submission. As a result of that preliminary review, the Company submitted additional clinical information to the FDA on February 6, 2002. The application is receiving on-going review by the FDA. If the FDA approves the application, the Company will be able to market its Photon(TM) laser system within the United States. In December 2001, the Company announced a reduction of force of total personnel of approximately 20% (22 employees). The layoff was intended to save costs and to eliminate duplicities in functions that occurred with the acquisition of Dicon. The Company believes that the elimination of headcount will not adversely affect its operations.

         The tragic events of September 11, 2001 combined with a recessionary trend in the economy have had a negative effect on the Company's sales. International attendance at the largest trade show of the year in November 2001 was down markedly. The absence of these professionals eliminates many opportunities for the Company to demonstrate and sell its products to this sector. It is difficult to quantify how much an effect that these events have had on the Company, but management believes that the Company has suffered some negative impact due to September 11, 2001 and the downturn in the economy in general which may continue for an indefinite period of time.

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

         In June of 2000, the Company completed the purchase of Ocular Blood Flow Ltd. ("OBF"). OBF manufactured a blood flow analyzer representing proprietary technology for measuring blood flow to the eye. Many clinicals were performed demonstrating the clinical efficacy of the product in glaucoma. The Company received authorization in April 2001 to use a CPT code that provides for a reimbursement to doctors for procedures performed on patients using the Blood Flow Analyzer(TM). In 2001, the manufacturing activities were moved from England to the Company's facilities in San Diego, California.

Results of Operations

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended
-----------------------------------------------------------------
December 31, 2000:
------------------

         Consolidated sales for the twelve months ended December 31, 2001 were $7,919,000 compared to $7,989,000 for the same period for 2000, approximately a 1% decrease. The Company restructured its outside sales force during 2001 to provide nationwide coverage. This resulted in a slow down of sales activity due to the time it took to hire and train the new personnel. The Company believes that sales activity was hampered for about a ninety day period. The Company also launched in earnest the sales of the Blood Flow Analyzer(TM) during the second quarter of 2001 after receiving authorization to use a CPT code which provides for a reimbursement to doctors. The Company believes that the investment in time, training and resources in developing the sales force will provide positive results in the future despite a loss of sales activity in 2001.

         Sales of the Blood Flow Analyzer(TM) was the single largest contributor to total 2001 revenues generating slightly less than $2,000,000 (25%) of revenues. Sales in 2000 were not significant as the major marketing efforts did not take place until 2001. Sales of the P45 ultrasonic Biomicroscope workstation accounted for approximately 9% of total 2001 revenues, or $686,000, compared to approximately a 3% contribution to total 2000 revenues, or $219,000. The P45 was introduced by the Company in the fall of 2000 resulting in a full year's of selling activity during 2001 as compared to a few months during 2000. The remainder of the ultrasonic product line (UBM, A-Scan, A/B scan and Pachymeter) contributed $1,543,000 in revenues in 2001 (19%) compared to $2,027,000 in 2000 (25%).

         Sales of the perimeter and corneal topographer decreased by $1,283,000, from $3,411,000 in 2000 (43%) to $2,128,000 (27%). The perimeter and corneal topographer, both mature products, declined in sales in 2000 from those in 1999 by approximately 20%. One of the strategies of the Dicon/Paradigm merger in June of 2000 was to piggyback these products with the phaco surgical line to achieve penetration into the ophthalmic market, in addition to the optometric market, resulting in a growth in the sales of the Dicon products. This anticipated growth has not occurred and may continue to decrease in the future or remain at a lower level than originally expected.

         The phaco surgical line and related disposable products accounted for approximately $641,000 (8%) of total revenues for the twelve months ended December 31, 2001 compared to $1,144,000 (14%) in revenues for the same period in 2000. The Company concentrated much of its marketing focus on its diagnostic products (Blood Flow Analyzer(TM) and the Ultrasonic Biomicroscope Workstation or P45) during 2001. The Company also continued aggressively in its efforts to obtain FDA approval for its Photon(TM) laser system. The Company did not recognize any sales of its Photon(TM) laser system in 2001. The Photon(TM) cannot be sold within the United States until FDA approval is received. International sales of the Photon(TM) did not occur due in part to the lack of FDA approval. Although not required in the international market, the Company believes many potential customers rely on the FDA approval of products before purchasing.

         The gross profit on sales for the fiscal year 2001 was approximately 38% compared to 17% for the same period in 2000. The sharp difference was due principally to an inventory write-down of $1,596,000 during 2000 to net realizable value. Gross profit on sales for the fiscal year ended December 31, 1999 was 38% which indicates a more consistent trend with the exception of the inventory adjustment that was recognized in 2000.

         Marketing and selling expenses increased $812,000, or 21%, to $4,762,000 for the twelve months ended December 31, 2001 from $3,950,000 for the comparable period in 2000. The Company increased costs for enhanced tradeshow participation of $355,000 due mainly to expenses incurred in relation to the annual meeting of the American Academy of Ophthalmology in November 2001. This is the largest event in the country in which the Company participates. This increase was also partly due to the addition of fifteen direct sales people to cover the United States rather than working through distributors adding approximately $382,000 of additional expenses. The hiring of the sales force took place during the second and third quarters of 2001 and will result in a higher level of expenses in the form of salaries and travel reimbursements in future operating periods.

         General and administrative expenses decreased by $307,000, or 6%, to $5,125,000 for the 2001 fiscal year from $5,432,000 for the comparable period in 2000. The Company had recognized $1,883,000 in non-cash transactions during 2000 by granting warrants to non-employees as payment for services, stock bonuses granted to officers of the Company and stock granted to non-employees as payment for services. During 2001, the Company recorded $558,000 of non-cash transactions from granting warrants and stock to non-employees for consulting services. Consulting expenses paid in cash for financial and investor relations services increased by approximately $165,000 over the comparable period in 2000. The Company initiated procedures to cancel or not to renew outside consulting agreements during the fourth quarter of 2001.

         The expenses associated with clinical trials for the FDA approval process for the Photon(TM) increased over the 2000 fiscal year by approximately $67,000. Payroll and benefits expense increased approximately $350,000 from 2000 to 2001. The number of personnel decreased over the second half of 2000, due to a shift in responsibilities between the Salt Lake and San Diego facilities and to attrition as a result of the merger. Responsibilities were redistributed between the two facilities at the beginning of 2001, and personnel were rehired. A new Chief Financial Officer was hired in the fourth quarter of 2000, filling a nine-month vacancy. Travel expenses increased by $84,000 in 2001, largely as a result of travel between the Salt Lake and San Diego facilities and due diligence pertaining to potential international acquisitions. An increase in depreciation expense of $42,000 in 2001 was due to the acquisition of approximately $455,000 of additional capital items and a full year of depreciation expense which was recognized on the $613,000 of capital equipment and software purchased in 2000.

         Other increases included general liability and directors' and officers' insurance premiums totaling $40,000. Amortization expense of the intangible resulting from the OBF acquisition was $40,000 more than the amortization expense recorded in 2000 because the purchase did not take place until June 2000. Approximately, $84,000 of expense was contributed by OBF as a result of closing down their physical operations and transferring the manufacturing process to San Diego including travel and shipping costs.

         Research and Development expenses (which includes production and manufacturing support and the service department expenses) increased by $980,000, or 69%, to $2,405,000 for the twelve months ended December 31, 2001 from $1,425,000 for the same period in 2000. This increase was due principally to added personnel in engineering, in service and in manufacturing support. As a result, payroll and benefits expense increased by a total of $692,000 in anticipation of sales demands which did not occur as expected. Personnel in this area, therefore, were affected by the layoffs at the end of December 2001 in a strategic decision to retain and focus resources in the sales and marketing area. Consulting expense and purchases of sample parts and tooling related to new product development increased by $182,000, and $145,000, respectively. The main development project in 2001 was postponed to concentrate sales efforts on the Company's existing product line and to aggressively pursue FDA approval for its Photon(TM) laser.

         Net interest income was approximately $6,000 during 2001 compared to $130,000 for the twelve months ended December 31, 2000 due to increased interest expense incurred by entering into capital leases for the purchase of certain fixed assets and due to smaller amounts of cash on deposit during 2001. Other expense included a charge to expense of $812,000 representing the value of the 350,000 shares of common stock issued to Mentor Corporation in settlement of a legal action brought against the Company.

         The Company incurred a net loss of $13,044,000, or $.98 per share based upon 13,245,0000 weighted average shares outstanding for the year ended December 31, 2001. This compares to a net loss of $9,305,000, or $.81 per share, based on 11,547,000 weighted average shares outstanding for the year ended December 31, 2000. The increase in the net loss attributable to common shareholders was due principally to losses recognized in accordance with Financial Accounting Standards Board Statement Number 123 ("SFAS 123") in connection with two private placements offered by the Company in 2001 of $2,901,000 ($2,587,000 was attributable to the beneficial conversion feature included in the Series E and Series F Preferred Stock offerings and $314,000 represented the computed value of the warrants associated with the Series E Preferred Stock offering). No such expense calculation was included in the net loss for the fiscal year 2000. The Mentor settlement charge of $812,000 included in the net loss for 2001 was an increase over the comparable period a year ago.


Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended
-----------------------------------------------------------------
December 31, 1999:
------------------

         On June 5, 2000, the Company concluded a pooling of interests transaction with Vismed, Inc., d/b/a Dicon. As a result of the pooling, and in accordance with GAAP, the financial results of each organization are reported as though they were one for all periods presented.

         Consolidated sales increased by $515,000, or 7%, to $7,989,000 for the twelve months ended December 31, 2000, from $7,474,000 for the comparable period in 1999. Sales of the phaco surgical line, the ultrasonic product line, and related accessories increased $2,258,000, which were offset by a decrease in sales of the Perimeter, the Corneal Topographer, and the Blood Flow Analyzer.

         Sales of the phaco surgical line accounted for approximately $1,144,000, or 51%, of the $2,258,000 increase in sales from 1999 to 2000. Of this increase, $1,057,000 was due to sales of the Mentor SIStem and related consumables and accessories. The increase in sales of the Mentor SIStem from 1999 to 2000 was attributed to the fact that the Mentor product line was purchased at the end of October 1999, affording only two months of sales activity in the year 1999, compared to a full year of sales activity in 2000.

         Sales of the ultrasonic product line and related accessories accounted for approximately 1,114,000, or 49% of the $2,258,000 increase. Shipment of the ultrasonic product line did not commence until June 1999, once these products were released for production, affording seven months sales activity in the year 1999, compared to a full year of sales activity in 2000.

         Sales of the Perimeter and Corneal Topographer decreased by $1,717,000 from 1999 to 2000, with approximately 78% of the decrease attributed to sales in the domestic market. The Perimeter and Corneal Topographer, both mature products, have seen a decline in sales over the past two years, both at a rate of approximately 20% per year. The anticipation with the Dicon/Paradigm merger in mid 2000 was that the combination of sales forces and the Pharmacea-Upjohn alliance would piggyback these products with the phaco surgical line to begin their penetration into the ophthalmic market, in addition to the optometric market, resulting in a growth in their sales. Such growth had not taken place as of year-end 2000.

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

         Of the total inventory write-down amount, $419,000 in parts and finished goods was utilized for further research and development, $299,000 was deemed obsolete, and $878,000 was a cost adjustment. Of the $878,000 cost adjustment, 74% was for the ultrasonic line, 21% for the Mentor line, and 5% for the Zevex line.

         The Humphrey ultrasonic product line was purchased in July 1998, the Mentor line in October 1999, and the Zevex inventory in November 1999. Because of engineering redesign, many of the raw material components associated with all three product lines were changed to reflect current technology, and/or were found at lower costs after re-quoting suppliers. In the process of redesigning for production, some components were deemed obsolete. The $299,000 deemed obsolete consisted of items from all product lines.

         Marketing and selling expenses increased by $994,000, or 34%, to $3,950,000 for the twelve months ended December 31, 2000, from $2,956,000 for the comparable period in 1999. This increase was partly the result of the addition of three international area managers in an effort to improve the international distribution system, and employing a United States direct sales force rather than working through distributors. Payroll expenses increased by $384,000, commissions increased by $95,000 and travel expenses increased by $66,000. The increase also included building of additional awareness in the international market, increased tradeshow participation, and updating marketing materials to reflect company integration due to the merger. This resulted in an increase in advertising and tradeshow expenses of $399,000.

         General and administrative expenses increased by $2,049,000, or 61%, to $5,432,000 for the twelve months ended December 31, 2000, from $3,383,000 for the comparable period in 1999. This increase was mainly due to certain non-cash transactions in the total amount of $1,883,000, resulting from warrants granted to non-employees as payment for services, stock bonuses granted to officers of the company, and stock granted to non-employees as payment for services. Also included in the increase is $167,000 paid to Cyndel & Co. for consulting services rendered during the year 2000.

         Research and development expenses increased by $205,000, or 17%, to $1,425,000 for the twelve months ended December 31, 2000, from $1,220,000 for the same period in 1999. This increase was due in part as the result of added personnel in engineering and regulatory affairs increasing personnel costs by $91,000. Expenses related to new product development increased by $32,000, and FDA clinical expenses increased by $14,000.

         Other income (expense) increased by $161,000, or 732%, to $139,000 for the twelve months ended December 31, 2000, from ($22,000) for the same period in 1999. This was due to interest earned on investment in money market instruments in the year 2000 and a decrease in interest paid on debt in the same year.

         The Company had a net loss of $9,305,000, or $.81 per share, based on 11,547,000 weighted average shares outstanding for the year ended December 31, 2000. This is compared to a net loss of $4,731,000, or $.62 per share, based on 7,655,000 weighted average shares outstanding for the year ended December 31, 1999, an increase of $4,574,000. The increase in the net loss was partially attributable to the Black-Scholes valuation for warrants granted non-employees in payment for services ($529,000), the valuation of stock granted non-employees and officers of the company ($1,404,000), and a write-down of inventory ($1,596,000) principally for devaluation of certain active inventory items due to technical advances, product enhancements, and obsolescence. The increase was also attributable to an increase in consulting and regulatory fees paid in connection with ISO 9001 and CE Mark certification and FDA compliance of $195,000, investment banking fees of $138,000 and in the addition of personnel company-wide for $389,000.

Liquidity and Capital Resources

         The Company used cash in operating activities of $8,799,000 for twelve months ended December 31, 2001, compared to $5,424,000 for the twelve months ended December 31, 2000. The Company increased its net inventory balance by

$684,000 during the year in anticipation of building product to meet sales demand, more specifically, for the Blood Flow Analyzer and the P45 ultrasonic Biomicroscope workstation plus. Trade receivables increased mainly due to the increased sales during the fourth quarter 2001 of $787,000. The Company incurred higher operating expenses during the year related to sales and marketing and product development and service. The company used cash in investing activities of $246,000 for the twelve months ended December 31, 2001, compared to $725,000 for the year 2000. The difference was due to investment in property and equipment for production of the Precisionist(TM) system, the move to a larger facility, and cash paid for the acquisition of OBF Labs and the merger with Vismed d/b/a Dicon during 2000. Net cash provided by financing activities for the twelve months ended December 31, 2001, was $9,553,000, compared to $7,225,000 for the year ended December 31, 2000. The Company received $8,964,000 in net proceeds from two private placements, the Series E and Series F Preferred Stock offerings during 2001. The Company also sold 392,000 shares of its common stock under the $20,000,000 equity line for $673,000 in 2001. Debt reduction for the year was $85,000.

         As the Company gained regulatory approval of its products, it was aggressive in gaining market presence. The majority of revenues during 2000 were derived from the sales of product in foreign countries. Because of the foreign nature of these revenues and the more liberal acceptance of customers in order to gain market share and product awareness, the Company experienced difficulty in the collection of receivables. As of December 31, 2000, the Company's allowance for doubtful accounts was 19% of total outstanding receivables. The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 13% of total outstanding receivables as of December 31, 2001. Much of the increase in the outstanding receivable balance occurred during the fourth quarter of 2001 due to the increased sales of primarily the Blood Flow Analyzer(TM) in the United States. The Company has addressed its credit procedures and collection efforts during 2001 and believes that the enhanced procedures will produce positive results. Therefore, the Company believes that the allowance for doubtful accounts is adequate at 13% of total outstanding receivables as of December 31, 2001 compared to 19% of the 2000 year end receivable balance.

         The Company carries an allowance for obsolete inventory of $371,000 as of December 31, 2001, or approximately 7% of total inventory. The Company recorded an allowance for obsolete inventory of $489,000 which was approximately 10% of total inventory at December 31, 2000 and incurred $1,596,000 of expenses by adjusting inventory to its net realizable value during 2000. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company acquired substantial inventory, some of which the eventual use and recoverability was uncertain.

         At the present time the Company has raised a limited amount of funds through a $20,000,000 equity line of credit under an investment banking arrangement, which the Company will continue to use, if required. Management anticipates that the combination of existing working capital and the private equity line of credit will be sufficient to assure continuation of the Company's operations through December 31, 2001. The Company will also seek funding to meet its working capital requirements through other collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings, if necessary. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms.

         At December 31, 2001, the Company had net operating loss carry-forwards
(NOLs) of approximately $34,000,000 and research and development tax credit carry-forwards of approximately $240,000. These carry-forwards are available to offset future taxable income, if any, and began to expire in the year 2001 and extend for twenty years. The Company's ability to use its NOLs to offset future income is dependent upon the tax laws in effect at the time the NOLs can be utilized. The Tax Reform Act of 1996 significantly limits the annual amount that can be utilized for certain of these carry-forwards as a result of changes of ownership.


Effect of Inflation and Foreign Currency Exchange

         The Company has not realized a reduction in the selling price of the Precisionist phaco system as a result of domestic inflation. Nor has the Company experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers. All sales transactions to date have been denominated is US Dollars.


Impact of New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets specific criterion. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company is currently evaluating the impact of SFAS 141 and has not yet determined the impact that adopting SFAS 141 will have on its financial statements. On adoption, the Company will be required to reassess the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 to determine if the new recognition criteria for an intangible asset to be recognized apart from goodwill are met.

         In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

         The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning July 1, 2002 and will reassess the useful lives of its separately recognized intangible assets in the third quarter of fiscal 2002. The Company will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of SFAS 142, the Company will perform a transitional impairment review related to the carrying value of goodwill as of July 1, 2002 by the end of the third quarter of fiscal 2002. The Company is currently in the process of determining its reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS 142 and quantifying the anticipated impact of adopting the provisions of SFAS 142. Amortization of goodwill was $80,000 for the twelve months ended December 31, 2001.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121 and the provisions of Accounting Principles Board Opinion (APB 30), "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 retains many of the provisions of FAS 121, but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. The Company will apply SFAS 144 beginning July 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

Item 7. Financial Statements


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Index to Financial Statements

--------------------------------------------------------------------------------


                                                                          Page
                                                                          ----

Report of Tanner + Co.                                                    F-2


Balance Sheet                                                             F-3


Statement of Operations                                                   F-4


Statement of Stockholders' Equity                                         F-5


Statement of Cash Flows                                                   F-6


Notes to Financial Statements                                             F-7



--------------------------------------------------------------------------------
                                                                             F-1

                                                    INDEPENDENT AUDITORS' REPORT






To the Board of Directors of
Paradigm Medical Industries, Inc.


We have audited the balance sheet of Paradigm Medical Industries, Inc. (the Company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



                                            TANNER + CO.



Salt Lake City, Utah
March 2, 2001


                                                                         PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                             Balance Sheet

                                                                                         December 31, 2001
----------------------------------------------------------------------------------------------------------

              Assets
              ------
Current assets:
     Cash                                                                                $       2,702,000
     Receivables, net                                                                            2,394,000
     Inventories, net                                                                            5,131,000
     Prepaid and other assets                                                                      327,000
                                                                                         -----------------

                  Total current assets                                                          10,554,000

Intangibles, net                                                                                 1,158,000
Property and equipment, net                                                                        840,000
Other assets                                                                                        90,000
                                                                                         -----------------

                  Total assets                                                           $      12,642,000
                                                                                         -----------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Payables                                                                            $       1,217,000
     Accrued liabilities                                                                         1,572,000
     Current portion of capital lease obligations                                                   59,000
                                                                                         -----------------

                  Total current liabilities                                                      2,848,000
                                                                                         -----------------

Capital lease obligations, net of current portion                                                  124,000
                                                                                         -----------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000 shares authorized,
       91,392 shares issued and outstanding (aggregate liquidation
       preference of $6,726,000)                                                                         -
     Common stock, $.001 par value, 20,000,000 shares authorized,
       15,072,531 shares issued and outstanding                                                     15,000
     Additional paid-in capital                                                                 52,156,000
     Accumulated deficit                                                                       (42,501,000)
                                                                                         -----------------

                  Total stockholders' equity                                                     9,670,000
                                                                                         -----------------

                  Total liabilities and stockholders' equity                             $      12,642,000
                                                                                         -----------------



----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                        F-3



                                                                         PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                   Statement of Operations

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------

                                                                              2001             2000
                                                                        ----------------------------------

Sales                                                                   $      7,919,000   $     7,989,000

Cost of sales                                                                  4,912,000         6,626,000
                                                                        ----------------------------------

         Gross profit                                                          3,007,000         1,363,000
                                                                        ----------------------------------

Operating expenses:
     General and administrative                                                5,125,000         5,432,000
     Marketing and selling                                                     4,762,000         3,950,000
     Research and development                                                  2,405,000         1,425,000
                                                                        ----------------------------------

         Total operating expenses                                             12,292,000        10,807,000
                                                                        ----------------------------------

         Operating loss                                                       (9,285,000)       (9,444,000)
                                                                        ----------------------------------

Other income (expense):
     Interest income                                                              48,000           146,000
     Interest expense                                                            (41,000)          (16,000)
     Other income (expense)                                                     (865,000)            9,000
                                                                        ----------------------------------

         Total other income (expense)                                           (858,000)          139,000
                                                                        ----------------------------------

         Loss before provision for income taxes                              (10,143,000)       (9,305,000)

Provision for income taxes                                                             -                 -
                                                                        ----------------------------------

         Net loss                                                       $    (10,143,000)   $   (9,305,000)
                                                                        ----------------------------------

Beneficial conversion feature on Series E preferred stock                    (2,587,000)                 -
Deemed dividend from Series E preferred detachable
  warrants                                                                     (314,000)                 -
                                                                        ----------------------------------

Net loss applicable to common shareholders                              $    (13,044,000)   $   (9,305,000)
                                                                        ----------------------------------

Loss per common share - basic and diluted                               $           (.98)   $         (.81)
                                                                        ----------------------------------

Weighted average common shares - basic and diluted                            13,245,000        11,547,000
                                                                        ----------------------------------


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


                                                                                                 PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                                 Statement of Stockholders' Equity

                                                                                            Years Ended December 31, 2001 and 2000
----------------------------------------------------------------------------------------------------------------------------------


                                   Preferred                          Additional                         Stock
                                    Stock          Common Stock        Paid-In       Treasury Stock   Subscription   Accumulated
                                  (see Note 8)   Shares     Amount     Capital      Shares   Amount    Receivable      Deficit
                                  ------------------------------------------------------------------------------------------------

Balance at January 1, 2000         $      -    9,707,078  $ 10,000   $ 31,142,000   2,600  $ (4,000)  $  (8,000)     $ (23,053,000)

Treasury stock retired                    -       (2,600)        -         (4,000) (2,600)    4,000           -                  -

Conversion of preferred stock             -      297,238         -              -       -         -           -                  -

Issuance of common stock for:
  Cash                                    -      910,933     1,000      2,571,000       -         -           -                  -
  Exercise of warrants and
     stock options                        -    1,355,646     1,000      4,841,000       -         -           -                  -
  Assets                                  -      100,000         -        675,000       -         -           -                  -
  Services                                -      242,894     1,000      1,403,000       -         -           -                  -

Issuance of stock options and
warrants for services                     -            -         -        529,000       -         -           -                  -


Net loss                                  -            -         -              -       -         -           -         (9,305,000)
                                  ------------------------------------------------------------------------------------------------

Balance at December 31,2000               -   12,611,189    13,000     41,157,000       -         -      (8,000)       (32,358,000)

Issuance of Series E
preferred stock for cash                  -            -         -      4,607,000       -         -           -                  -

Issuance of Series F
preferred stock for cash                  -            -         -      4,358,000       -         -           -                  -

Conversion of preferred stock             -    1,758,617     2,000         (2,000)      -         -           -                  -

Issuance of common stock for:
  Cash                                    -      328,725         -        673,000       -         -           -                  -
  Settlement of litigation                -      350,000         -        812,000       -         -           -                  -
  Services                                -       24,000         -         48,000       -         -           -                  -
  Compensation                            -            -         -              -       -         -       8,000                  -

Issuance of stock options and
warrants for services                     -            -         -        503,000       -         -           -                  -


Net loss                                  -            -         -              -       -         -           -        (10,143,000)
                                  ------------------------------------------------------------------------------------------------

Balance at December 31, 2001      $       -   15,072,531  $ 15,000   $ 52,156,000       -  $      -   $       -      $  42,501,000
                                  ------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                                F-5


                                                                         PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                   Statement of Cash Flows

                                                                                  Years Ended December 31,
-----------------------------------------------------------------------------------------------------------


                                                                                2001             2000
                                                                        ----------------------------------
Cash flows from operating activities:
     Net loss                                                           $    (10,143,000)  $    (9,305,000)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                                           671,000           528,000
         Issuance of common stock for compensation                                 8,000                 -
         Issuance of common stock for services                                    48,000         1,404,000
         Issuance of stock option/warrant for services                           503,000           529,000
         Common stock issued for settlement                                      812,000                 -
         Provision for losses on receivables                                           -           (30,000)
         Provision for losses on inventory                                             -           489,000
         (Gain) loss on disposal of assets                                        23,000            (2,000)
         (Increase) decrease in:
              Receivables                                                       (787,000)          153,000
              Inventories                                                       (684,000)          449,000
              Prepaid and other assets                                          (152,000)            4,000
         Increase (decrease) in:
              Payables                                                           530,000           140,000
              Accrued liabilities                                                372,000           217,000
                                                                        ----------------------------------

                  Net cash used in
                  operating activities                                        (8,799,000)       (5,424,000)
                                                                        ----------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                         (220,000)         (613,000)
     Increase in intangibles                                                     (26,000)          (26,000)
     Proceeds from the disposal of assets                                              -             9,000
     Net cash paid in acquisition                                                      -           (95,000)
                                                                        ----------------------------------

                  Net cash used in
                  investing activities                                          (246,000)         (725,000)
                                                                        -----------------------------------

Cash flows from financing activities:
     Proceeds from issuance of Series E preferred stock                        4,607,000                 -
     Proceeds from issuance of Series F preferred stock                        4,358,000                 -
     Proceeds from issuance of common stock                                            -         2,572,000
     Principal payments on notes payable and long-term debt                      (85,000)         (189,000)
     Proceeds from exercise of common stock warrants and options                 673,000         4,842,000
                                                                        ----------------------------------

                  Net cash provided by
                  financing activities                                         9,553,000         7,225,000
                                                                        ----------------------------------

Net increase in cash                                                             508,000         1,076,000

Cash, beginning of year                                                        2,194,000         1,118,000
                                                                        ----------------------------------

Cash, end of year                                                       $      2,702,000   $     2,194,000
                                                                        ----------------------------------

-----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                        F-6

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements

                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------

1.   Organization       Organization
     and Significant    Paradigm  Medical  Industries,  Inc.  (the Company) is a
     Accounting         Delaware  Corporation  incorporated in October 1989. The
     Policies           Company   is  engaged   in  the   design,   development,
                        manufacture,  and sale of high  technology  surgical and
                        diagnostic eye care products.  Its surgical equipment is
                        designed to perform minimally  invasive cataract surgery
                        and  is  comprised  of  surgical   devices  and  related
                        instruments  and   accessories,   including   disposable
                        products. Its diagnostic products include a pachymeter, an A-Scan, an A/B Scan, a biomicroscope, a perimeter, a corneal topographer, and a blood flow analyzer.

                        Its ultrasound diagnostic products technology were acquired from Humphrey Systems in 1998. In October 1999, the Company purchased the inventory and design and production rights of another line of surgical equipment, also designed to perform minimally invasive cataract surgery. The line includes the Mentor SIStem (TM), the Odyssey (TM), and the Surgitrol (TM). In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist Thirty Thousand (TM) in which the Company purchased the raw materials and finished goods inventory to bring manufacture of this product in-house. The Dicon (TM) perimeter and the Dicon (TM) topographer were acquired when the Company acquired Vismed in June 2000. The blood flow analyzer was acquired when Ocular Blood Flow LTD
                        (OBF) was purchased in June 2000.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Liquidity
     and Significant    The Company has incurred  net losses and  negative  cash
     Accounting         flows  from  operating  activities  for the years  ended
     Policies           December  31,  2001  and  2000  and  has an  accumulated
     Continued          deficit. The Company currently has a private equity line
                        of  credit  agreement  with  Triton  West  Group,  Inc.,
                        (Triton),  which  allows the Company to sell $20 million
                        of common stock over a three year period  beginning June
                        30, 2000 to Triton by tendering  put notices to purchase
                        shares. The company sold approximately 329,000 shares of
                        common stock for approximately $674,000 during 2001 (see
                        note 5).  Management  believes that the  combination  of
                        existing  working capital and the private equity line of
                        credit will be sufficient to assure  continuation of the
                        Company's  operations  through December 31, 2002. In the
                        past,  the Company has relied  heavily upon sales of its
                        common and preferred stock to fund operations. There can
                        be no  assurance  that  such  equity  financing  will be
                        available  on terms  acceptable  to the  Company  in the
                        future.   If  the  Company  is  unable  to  obtain  such
                        financing or secure debt financing, it may be unable to continue development of its products and may be required to substantially curtail operations.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Intangible Assets
     and Significant    Intangible  assets  consist  of the  purchase  price  in
     Accounting         excess of net assets  acquired in the purchase of Ocular
     Policies           Blood Flow, Ltd., product rights,  capitalized  payments
     Continued          to manufacturers for engineering and design services and
                        patent costs. These costs are being amortized using the straight line method over a three to ten year period.

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

                        Income Taxes
                        Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation, stock compensation expense, and accrued liabilities.

                        Earnings Per Share
                        The  computation  of basic  earnings per common share is
                        based  on  the   weighted   average   number  of  shares
                        outstanding during each year.

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 6,191,798 and 3,412,181 shares of common stock at prices ranging from $2.00 to $12.98 per share were outstanding at December 31, 2001 and 2000, respectively, but were not included in the diluted earnings per share calculation because the effect would have been antidilutive.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Revenue Recognition
     and Significant    Revenues  for sales of products  that  require  specific
     Accounting         installation   and   acceptance   by  the  customer  are
     Policies           recognized upon such  installation and acceptance by the
     Continued          customer.  Revenues for sales of other surgical systems,
                        ultrasound diagnostic devices, and disposable products are recognized when the product is shipped. A signed purchase agreement and a deposit or payment in full from customers are required before a product leaves the premises. Title passes at time of shipment (F.O.B.
                        shipping point).

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Concentration of Risk - Continued
     and Significant    A significant portion of the Company's product sales are
     Accounting         in  foreign   countries.   The  economic  and  political
     Policies           instability  of some  foreign  countries  may affect the
     Continued          ability of medical  personnel to purchase the  Company's
                        products and the ability of the customers to pay for the procedures for which the Company's products are used.
                        Such circumstances could cause a possible loss of sales, which would affect operating results adversely.

                        During the years ended December 31, 2001 and 2000, no single customer represented more than 10 percent of total net sales.

                        Accounts receivable are due from medical distributors, surgery centers, hospitals, optometrists and ophthalmologists located throughout the U.S. and a number of foreign countries. The receivables are generally due within thirty days for domestic customers with extended terms offered for some international customers. The Company maintains an allowance for estimated potentially uncollectible amounts.

                        Warranty
                        The Company provides product warranties on the sale of certain products that generally extend for one year from the date of sale. The Company maintains a reserve for estimated warranty costs based on historical experience and management's best estimates.

                        Stock-Based Compensation
                        For stock options and warrants granted to employees the Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board
                        (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123. The appropriate disclosures required by SFAS No. 123 are included in note 10.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Stock-Based Compensation - Continued
     and Significant    Stock options and warrants granted to non-employees  for
     Accounting         services are accounted  for in accordance  with SFAS 123
     Policies           which  requires  expense  recognition  based on the fair
     Continued          value  of  the  options/warrants  granted.  The  Company
                        calculates the fair value of options and warrants granted by use of the Black-Scholes pricing model.

                        Use of Estimates in the Preparation of Financial Statements
                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Reclassifications
                        Certain amounts in the 2000 financial statements have been reclassified to conform with the presentation of the current year financial statements.


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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Detail of           Receivables:
     Certain              Trade receivables                     $    2,750,000
     Balance              Other                                         14,000
     Sheet                Allowance for doubtful
     Accounts                accounts                                 (370,000)
                                                                ---------------

                                                                $    2,394,000
                                                                ---------------


                         Inventories:
                           Finished goods                       $    2,318,000
                           Raw materials                             2,896,000
                           Work in process                             288,000
                           Reserve for obsolescence                   (371,000)
                                                                ---------------

                                                                $    5,131,000
                                                                ---------------
                         Accrued liabilities:
                           Warranty and return allowance        $      596,000
                           Customer deposits                            41,000
                           Payroll and employee benefits               306,000
                           Royalties                                   145,000
                           Commissions                                 100,000
                           Deferred revenue                            220,000
                           Other                                       164,000
                                                                ---------------

                                                                $    1,572,000
                                                                ---------------


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Detail of          Intangible assets:
     Certain              Purchase price in excess of
     Balance                net asset                           $      799,000
     Sheet                Product and technology rights                773,000
     Accounts             Engineering and design costs                 482,000
     Continued            Patents                                      169,000
                                                                ---------------

                                                                     2,223,000

                        Accumulated amortization                    (1,065,000)
                                                                ---------------

                        Net intangible assets                   $    1,158,000
                                                                ---------------


                        Amortization expense for the years ended December 31, 2001 and 2000 was $341,000 and $260,000, respectively.



4.   Property and       Property and equipment consists of the following:
     Equipment
                        Office equipment                        $      770,000
                        Computer equipment                             707,000
                        Automobile                                      52,000
                        Furniture and fixtures                         264,000
                        Leasehold improvements                         227,000
                                                                ---------------

                                                                     2,020,000

                        Accumulated depreciation and
                                amortization                        (1,180,000)
                                                                ---------------

                                                                $      840,000
                                                                ---------------

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Equity Line        The  Company  currently  has a  private  equity  line of
     of Credit          credit agreement with Triton West Group, Inc., (Triton),
                        which  allows the  Company to sell $20 million of common
                        stock over a three year period  beginning  June 30, 2000
                        to Triton by tendering  put notices to purchase  shares.
                        The put  notices  may be  tendered by the Company at the
                        Company's  discretion.  Upon the put  notice  Triton  is
                        obligated  to  purchase  shares  at 88%  of  the  lowest
                        closing  bid  price  on  the  trading  day   immediately
                        following a five day period commencing two days prior to put notice and ending two days after such put notice date. The total amount per put is determined based on the stock closing bid price and the 30 trading day volume, with a maximum put amount of $2 million.

                        The Company sold approximately 329,000 shares of common stock for approximately $674,000 during 2001 under the equity line of credit with Triton West Group, Inc. in five different transactions dating from February 16, 2001 to June 21, 2001.


6.   Lease              During the years ended  December 31, 2001 and 2000,  the
     Obligations        Company leased certain  equipment  under  noncancellable
                        capital leases. These leases provide the Company the option to purchase the leased assets at the end of the initial lease term. Assets under capital leases included in fixed assets and are as follows:


                        Computer and other equipment            $      291,000

                        Less accumulated depreciation                  (74,000)
                                                                --------------

                                                                $      217,000
                                                                ---------------

                        Depreciation expense on assets under capital leases during the years ended December 31, 2001 and 2000 was $54,000 and $10,000, respectively.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Lease              Capital lease obligations have imputed interest rates of
     Obligations        approximately  15% to 22%.  The  leases  are  secured by
     Continued          equipment.  Future minimum payments on the capital lease
                        obligations are as follows:

                        2002                                      $      87,000
                        2003                                             61,000
                        2004                                             45,000
                        2005                                             37,000
                        2006                                             15,000
                                                                  --------------

                                                                        245,000

                        Less amount representing interest               (62,000)
                                                                  --------------

                        Present value of future minimum
                          lease payments                                183,000

                        Less current portion                            (59,000)
                                                                  --------------

                        Long-term portion                         $     124,000
                                                                  --------------

                        The Company leases office and warehouse space under an operating lease agreement. Future minimum rental payments under the noncancellable operating lease as of December 31, 2001 are approximately as follows:

                        Year Ending December 31,                       Amount
                        ------------------------                  --------------

                         2002                                     $     340,000
                         2003                                            51,000
                                                                  -------------

                        Total future minimum rental payments      $     391,000
                                                                  --------------


                        Rent expense related to noncancelable operating leases was approximately $435,000 and $362,000 for the years ended December 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Income             The provision for income taxes is different than amounts
     Taxes              which  would  be  provided  by  applying  the  statutory
                        federal income tax rate to loss before provision for income taxes for the following reasons:

                                                      Years Ended
                                                      December 31,
                                           -----------------------------------
                                                  2001             2000
                                           -----------------------------------

   Federal income tax benefit at
     Statutory rate                        $      3,753,000   $     3,443,000
   Expiration of research and
     development tax credit
     carryforwards                                 (181,000)         (107,000)
   Tax credits                                            -            44,000
   Amortization of goodwill                         (30,000)          (15,000)
   Other                                            (28,000)          (20,000)
   Change in valuation allowance                 (3,514,000)       (3,345,000)
                                           -----------------------------------

                                           $              -   $            -
                                           -----------------------------------

                        Deferred tax assets (liabilities) are comprised of the following:

   Net operating loss carryforward                           $      12,791,000
   Depreciation and amortization                                       106,000
   Allowance and reserves                                              557,000
   Research and development tax credit
     carryforwards                                                      59,000
                                                             ------------------

                                                                    13,513,000

   Valuation allowance                                             (13,513,000)
                                                            ------------------

                                                             $               -
                                                            ------------------

                        A valuation allowance has been established for the net deferred tax asset due to the uncertainty of the Company's ability to realize such asset.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Income             At December 31, 2001, the Company had net operating loss
     Taxes              carryforwards of approximately  $34,000,000 and research
     Continued          and    development   tax   credit    carryforwards    of
                        approximately   $240,000.    These   carryforwards   are
                        available to offset future taxable income and began to expire in 2001 and extend to 2020. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.


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

                        2. Upon the  liquidation of the Company,  the holders of
                           the Series A Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $1.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Total liquidation preference at December 31, 2001 was $6,000.

                        3. The  shares  are  convertible  at the  option  of the
                           holder at any time into common shares, based on an initial conversion rate of one share of Series A Preferred Stock for 1.2 common shares.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Capital  Stock     Series A Preferred Stock - Continued
     Continued          4. he holders of the shares have no voting rights.

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

                        2. Upon the  liquidation of the Company,  the holders of
                           the Series B Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $4.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Such right, however, is subordinate to the rights of the holders of Series A Preferred Stock to receive a distribution of $1.00 per share plus accrued and unpaid dividends. Total liquidation preference at December 31, 2001 was $36,000.

                        3. The  shares  are  convertible  at the  option  of the
                           holder at any time into common shares, based on an initial conversion rate of one share of Series B Preferred Stock for 1.2 common shares.

                        4. The holders of the shares have no voting rights.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Capital  Stock     Series B Preferred Stock - Continued
     Continued          5. The Company  may,  at its  option,  redeem all of the
                           then outstanding share of the Series B Preferred Stock at a price of $4.50 per share, plus accrued and unpaid dividends related to the fiscal year in which such redemption occurs.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Capital  Stock     Series D Preferred Stock
     Continued          In  January  1999,  the  Company's  Board  of  Directors
                        authorized  the issuance of a total of 1,140,000  shares
                        of  Series D  Preferred  Stock  $.001 par  value,  $1.75
                        stated value. The Series D Preferred Stock has the following rights and privileges:

                        1. The holders of the shares are  entitled to  dividends
                           at the rate of 10% per share per annum of the aggregate stated value. The dividends are non-cumulative and, therefore, deficiencies in dividend payments from one year are not carried forward to the next year.

                        2. Upon the  liquidation of the Company,  the holders of
                           the Series D Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2001 was $18,000.

                        3. Each  share  is  convertible,  at the  option  of the
                           holder at any time until January 1, 2002, into one share of Common Stock at an initial conversion price, subject to adjustment. The Series D Preferred Stock shall be converted into one share of the Common Stock subject to adjustment (a) on January 1, 2002 or (b) upon 30 days written notice by the Company to the holders of the Shares, at any time after (i) the 30-day anniversary of the registration statement on which the shares of Common Stock issuable upon conversion of the Series D Preferred Stock were registered and (ii) the average closing price of the Common Stock for the 20-day period immediately prior to the date on which notice of redemption is given by the Company to the holders of the Series D Preferred Stock is at least $3.50 per share. The Company in 1999 recorded $872,000 as a beneficial conversion feature related to the differences in the conversion price of the preferred stock to common stock.

                        4. The holders of the shares have no voting rights.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Capital  Stock     Series E Preferred Stock
     Continued          In May 2001,  the Company  authorized  the issuance of a
                        total of 50,000 shares of Series E Preferred Stock $.001 par value, $100 stated value. The Series E Preferred
                        Stock has the following rights and privileges:

                        1. The holders of the shares are  entitled to  dividends
                           at  the  rate  of 8%  per  share  per  annum  of  the
                           aggregate stated value. The dividends are non-cumulative and, therefore, deficiencies in dividend payments from one year are not carried forward to the next year.

                        2. Upon the  liquidation of the Company,  the holders of
                           the Series E Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2001 was $1,930,000.

                        3. Each  share  is  convertible,  at the  option  of the
                           holder at any time until January 1, 2005, into approximately 53.33 shares of Common Stock at an initial conversion price, subject to adjustment for stock splits, stock dividends and certain combination or recapitalization of the common stock, equal to $1.875 per share of common stock. The Series E Preferred Stock shall be converted into Common Stock subject to adjustment (a) on January 1, 2005 or (b) upon 30 days written notice by the Company to the holders of the Shares, at any time after (i) the 30-day anniversary of the registration statement on which the shares of Common Stock issuable upon conversion of the Series E Preferred Stock were registered and (ii) the average closing price of the Common Stock for the 20-day period immediately prior to the date on which notice of redemption is given by the Company to the holders of the Series E Preferred Stock is at least $3.50 per share. The Company in 2001 recorded $1,482,000 as a beneficial conversion feature related to the differences in the conversion price of the preferred stock to common stock.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Capital  Stock     Series E Preferred Stock - Continued
     Continued          4. The holders of the shares have no voting rights.

                        5. The holders of the shares  also were issued  warrants
                           to purchase shares of common stock equal to 1,000 warrants for every 200 shares purchased at an exercise price of $4.00 per share. Each warrant is exercisable until May 23, 2006.

                        Series F Preferred Stock
                        In August 2001, the Company authorized the issuance of a total of 50,000 shares of Series F Preferred Stock $.001 par value, $100 stated value. The Series F Preferred Stock has the following rights and privileges:

                        1. The holders of the shares are  entitled to  dividends
                           at  the  rate  of 8%  per  share  per  annum  of  the
                           aggregate stated value. The dividends are non-cumulative and, therefore, deficiencies in dividend payments from one year are not carried forward to the next year.

                        2. Upon the  liquidation of the Company,  the holders of
                           the Series F Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2001 was $4,736,000.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Capital  Stock     Series F Preferred Stock - Continued
     Continued          3. Each  share  is  convertible,  at the  option  of the
                           holder at any time until January 1, 2005, into approximately 53.33 shares of Common Stock at an initial conversion price, subject to adjustment for stock splits, stock dividends and certain combination or recapitalization of the common stock, equal to $1.875 per share of common stock. The Series F Preferred Stock shall be converted into Common Stock subject to adjustment (a) on January 1, 2005 or (b) upon 30 days written notice by the Company to the holders of the Shares, at any time after (i) the 30-day anniversary of the registration statement on which the shares of Common Stock issuable upon conversion of the Series F Preferred Stock were registered and (ii) the average closing price of the Common Stock for the 20-day period immediately prior to the date on which notice of redemption is given by the Company to the holders of the Series F Preferred Stock is at least $3.50 per share. The Company in 2001 recorded $1,105,000 as a beneficial conversion feature related to the differences in the conversion price of the preferred stock to common stock.

                        4. The holders of the shares have no voting rights.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Capital  Stock     The following table  summarizes preferred stock activity
     Continued          during the years ended December 31, 2001 and 2000:

                                    Series A        Series B        Series C         Series D        Series E        Series F
                               --------------------------------------------------------------------------------------------------
                                 Shares  Amount  Shares  Amount  Shares  Amount   Shares  Amount  Shares  Amount  Shares   Amount
                                -------------------------------------------------------------------------------------------------
Balance at January 1, 2000       8,077  $    -   19,236  $   -      500  $  -    313,644  $   -       -  $    -        -   $      -

Conversion of preferred stock   (2,120)      -   (4,000)     -     (500)    -   (261,144)     -       -       -        -          -
                               ----------------------------------------------------------------------------------------------------

Balance at December 31, 2000     5,957       -   15,236      -        -     -     52,500      -       -       -        -          -

Issuance of Series E                 -       -        -      -        -     -          -      -  46,219       -        -          -
preferred stock for cash

Issuance of Series F                 -       -        -      -        -     -          -      -       -       -    52,472         -
preferred stock for cash

Conversion of preferred stock     (210)      -    (6250)     -        -     -    (42,500)     - (26,919)      -    (5,113)        -
                               -----------------------------------------------------------------------------------------------------

Balance at December 31, 2001     5,747  $    -    8,986  $   -        -  $  -     10,000  $   -  19,300  $    -    47,359 $       -
                               -----------------------------------------------------------------------------------------------------

Authorized                     500,000          500,000          30,000        1,140,000         50,000            50,000
                               -----------------------------------------------------------------------------------------------------

Liquidation preference                  $6,000           $36,000         $  -            $18,000        $1,930,000        $4,736,000
                               -----------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             F-25

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Stock Option       The Company has a Stock  Option Plan (the Option  Plan),
     Plan and           which  reserves  shares of the Company's  authorized but
     Warrants           unissued common stock for the granting of stock options.
                        Amendments to the Option Plan increased the number of shares of common stock reserved for issuance thereunder to an aggregate of 2,700,000 shares.

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

                        During the year 2001, the Company granted options and warrants to non-employees. These options and warrants were nonforfeitable, vested and fully exercisable at the time of grant. The exercise prices of these options were not issued at a discount to the then market price of the common stock. The options and warrants were valued according to the Black-Scholes pricing model.

                        The Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $4.00 per share, warrants to purchase 35,000 shares of common stock at an exercise price of $2.00 per share, and warrants to purchase 100,000 shares of common stock at $3.00 per share in return for consulting services. As a result of these warrants granted the Company recorded approximately $342,000 of general and administrative expense.

                        Warrants to purchase 50,000 shares of common stock at an exercise price of $4.00 that vested in November 2001 were issued to a consultant as an extension of the consulting agreement. The Company recognized $133,000 of general and administrative expense in connection with these warrants.

                        In connection with the Series E Preferred Stock offering, the Company issued warrants to purchase in aggregate 231,095 shares of common stock at an exercise price of $4.00 per share.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Stock Option       In addition,  the Company granted the following  options
     Plan and           and  warrants  to  non-employees  during  the year ended
     Warrants           December 31, 2000:
     Continued
                        The Company granted  warrants to purchase 300,000 shares
                        of common stock in  connection  with  private  placement
                        offerings  of common  stock,  the  pooling of  interests
                        merger with Dicon, and other equity raising  activities.
                        The   warrants    were    immediately    fully   vested,
                        nonforfeitable, and fully exercisable at the date of grant. The exercise price of such warrants was equal to or in excess of the market price of the Company's common stock on the date of grant. Because these warrants were granted in connection with equity transactions they were recorded as a direct offset to capital rather than as an expense to operations.

                        The Company also granted warrants to purchase 120,000 shares of common stock as consideration for consulting and other services rendered. 70,000 of the warrants were immediately fully vested, nonforfeitable, and fully exercisable at the date of grant and the remaining 50,000 vest in May of 2001. The exercise price of such warrants was equal to or in excess of the market price of the Company's common stock on the date of grant. These warrants were valued using the Black-Scholes
                        Option Pricing Model and an expense of $396,000 was recorded and is included in general and administrative expense in the statement of operations. An expense of $28,000 related to the warrants vesting in May 2001 will be recorded upon vesting.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Stock Option       A schedule of the options and warrants is as follows:
     Plan and
     Warrants
     Continued                            Number of               Exercise
                                 -----------------------------    Price Per
                                    Options       Warrants          Share
                                 -----------------------------------------------

 Outstanding at
    January 1, 2000                  1,048,232     2,636,758  $    2.30 - 12.98
      Granted                          746,000       400,000       4.00 -  7.27
      Exercised                       (162,490)   (1,100,056)      2.38 -  8.13
      Expired                          (18,488)     (137,775)      3.33 -  6.49
                                 -----------------------------------------------

 Outstanding at
   December 31, 2000                 1,613,254     1,798,927       2.30 - 12.98
      Granted                        2,790,000       516,095       2.00 -  4.00
      Exercised                              -             -                -
      Expired                         (236,626)            -       4.87 -  5.00
      Forfeited                       (289,852)            -       2.75 -  5.00
                                 -----------------------------------------------

 Outstanding at
   December 31, 2001                 3,876,776     2,315,022  $    2.00 - 12.98
                                 -----------------------------------------------



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

                                                   Years Ended
                                                   December 31,
                                        ------------------------------------
                                              2001              2000
                                        ------------------------------------

 Net loss - as reported                 $    (10,143,000) $     (9,305,000)
 Net loss - pro forma                   $    (11,575,000) $    (10,180,000)
 Loss per share - as reported           $           (.77) $           (.81)
 Loss per share - pro forma             $           (.87) $           (.88)
                                        ------------------------------------


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Stock-Based        The fair value of each option  grant is estimated at the
     Compensation       date of grant  using the  Black-Scholes  option  pricing
     Continued          model with the following assumptions:

                                                    December 31,
                                         -----------------------------------
                                               2001              2000
                                         -----------------------------------

 Expected dividend yield                 $               - $              -
 Expected stock price volatility                 106%-107%             106%
 Risk-free interest rate                              4-5%             6.0%
 Expected life of options                        3-5 years        2-5 years
                                         -----------------------------------


                        The weighted average fair value of options granted during the years ended December 31, 2001 and 2000 are $1.71 and $2.69, respectively.

                        The following table summarizes information about stock options and warrants outstanding at December 31, 2001:

                             Outstanding                     Exercisable
                   -------------------------------------------------------------
                                  Weighted
                                  Average
                                 Remaining    Weighted                Weighted
   Range of                      Contractual    Average                Average
   Exercise          Number         Life      Exercise      Number    Exercise
   Prices          Outstanding     (Years)       Price    Exercisable    Price
--------------------------------------------------------------------------------

$  2.00 - 5.00      4,578,890         5.58 $      3.35    3,584,128 $     1.95
   6.00 - 8.13      1,587,025          .84        7.21    1,359,900       7.15
         12.98         25,883          N/A       12.98       25,883      12.98
--------------------------------------------------------------------------------

$  2.30 -12.98      6,191,798         4.37 $      4.34    4,969,911 $     4.54
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Related            On  October  1,  1999,   the  Company   entered  into  a
     Party              consulting   agreement  with  Cyndel  &  Company,   Inc.
     Transactions       ("Cyndel"),  an entity owned by former  directors of the
                        Company, in which Cyndel agreed to perform unspecified investment banking services for the Company for a one-year period, for which the Company agreed to pay
                        Cyndel a monthly  retainer  of  $8,333,  plus  reimburse
                        Cyndel for any expenses incurred in connection with such investment banking services.

                        The October 1, 1999 consulting agreement was terminated when the Company entered into a new consulting agreement with Cyndel on April 1, 2000. Under the terms of the April 1, 2000 consulting agreement, Cyndel agreed to perform unspecified investment banking services for the Company for a one-year period, for which the Company agreed to pay Cyndel a monthly retainer of $16,667, plus reimburse Cyndel for any expenses incurred in connection with such investment banking services.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Related            Under  the  terms  of  the  April  1,  2000   consulting
     Party              agreement,   the  Company   paid  Cyndel   approximately
     Transactions       $182,000 in  consulting  fees during 2000.  In addition,
     Continued          the Company issued  warrants to purchase  150,000 shares
                        of common stock at an exercise  price of $4.00 per share
                        as commission for the private  placement  transaction in
                        which  750,000  shares of common stock were sold for net
                        proceeds  of  approximately  $1,974,000.   The  warrants
                        issued and the commissions paid were considered direct costs of capital, therefore no expense was recorded but such amounts were recorded as a direct reduction of capital.

                        The April 1, 2000 consulting agreement was renewed for an additional one-year period through March 2002. However, on December 26, 2001, the Company provided written notification to Cyndel of its intension not to renew the agreement after March 31, 2002. The total amount paid to Cyndel for services under the agreement from April 1, 2000 to February 28, 2002 was $383,333. Final payment of $16,667, which was due on March 1, 2002, has not yet been paid.

                        Thomas F. Motter, Chairman of the Board and Chief Executive Officer of the Company, leased his former residence, which he still owns, to the Company for $2,500 per month. The primary use of the residential property was for housing accommodations for the Company's employees living outside of Utah while they were working at the Company's corporate headquarters in Salt Lake City. The Company has obtained an appraisal from an independent appraiser, which has concluded that the monthly rate of $2,500 represents the fair market rate for leasing the residential property. This lease agreement was terminated on October 31, 2000.

                        On January 21, 2000 the Board of Directors granted Thomas F. Motter, CEO and President, 100,000 shares of the Company's Common Stock. 61,111 shares of this total amount were considered repayment for 61,111 shares Mr. Motter issued to Douglas A. MacLeod prior to the Company's initial public offering in July 1996, under a settlement agreement to terminate certain anti-dilution rights granted Mr. MacLeod by the Company. The balance of 38,889 shares was deemed by the Board as a bonus for work done by Mr. Motter since the initial public offering. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $486,000 was recognized.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Related            On  January  21,  2000 the  Board of  Directors  granted
     Party              Michael W.  Stelzer,  a former  officer of the  Company,
     Transactions       20,000 shares of the Company's Common Stock as part of a
     Continued          severance  agreement,  and as part of  settlement of Mr.
                        Stelzer's employment agreement. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $250,000 was recognized.

                        On June 5, 2000 the Company issued Mark Miehle 28,500 shares of the Company's Common Stock for a signing bonus as part of Mr. Miehle's employment agreement. The market price on the date of the grant was $6.8125 per share, and compensation expense in the amount of $194,000 was recognized.

                        A law firm, of which a director of the Company is a shareholder, has rendered legal services to the Company. The Company paid this firm $159,000 and $167,000, for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company owed this firm $40,000 which is included in accounts payable.


12.  Supplemental       During  the year ended  December  31,  2001 the  Company
     Cash Flow          acquired   approximately   $235,000  of   property   and
     Information        equipment in exchange for capital lease agreements.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Supplemental       During  the year ended  December  31,  2000 the  Company
     Cash Flow          acquired  the assets  and  liabilities  of Ocular  Blood
     Information        Flow,  Ltd.  (OBF)  in  a  purchase   transaction.   The
     Continued          transaction required the payment of $100,000 and 100,000
                        shares  of  common  stock.   The  Company  recorded  the
                        following:

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
                                                               -----------------

                        Actual amounts paid for interest and income taxes are as follows:

                                                    Years Ended
                                                    December 31,
                                         -----------------------------------
                                               2001             2000
                                         -----------------------------------

                        Interest         $         41,000 $          16,000
                                         -----------------------------------

                        Income taxes     $              - $               -
                                         -----------------------------------




--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Export Sales       Total sales  include  export  sales by major  geographic
                        area as follows:

                                                    Years Ended
                                                    December 31,
                                         -----------------------------------
                        Geographic Area        2001              2000
                                         -----------------------------------

                        Far East         $       1,416,000 $      2,428,000
                        South America              301,000          408,000
                        Middle East                287,000          200,000
                        Europe                   1,323,000        1,219,000
                        Canada                     200,000          138,000
                        Mexico                      31,000            7,000
                                         -----------------------------------

                                         $       3,558,000 $      4,400,000
                                         -----------------------------------


14.  Savings Plan       In  November  1996,  the  Company  established  a 401(k)
                        Retirement  Savings Plan for the Company's  officers and
                        employees. The Plan provisions include eligibility after
                        six months of service,  a three year  vesting  provision
                        and 100% matching  contribution  by the Company up to 3%
                        of a participant's compensation.  During the years ended
                        December  31,  2001 and 2000,  the  Company  contributed
                        approximately   $68,000   and   $49,000   to  the  Plan,
                        respectively.


15.  Commitments and    Consulting Agreements
     Contingencies      During  the year ended  December  31,  1999 the  Company
                        entered a consulting agreement with a former officer of the Company, which expires in 2004 and requires annual payments of $25,000 through 2003 and a payment of $12,500 in 2004.

                        During the year ended December 31, 2000, in connection with the acquisition of OBF, the Company entered a consulting agreement with the former owner of OBF which requires monthly payments of $6,000 through June 2003.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Commitments and    Employment Agreements
     Contingencies      The Company has employment  agreements with two officers
     Continued          which expire  between June 2003 and December  2003.  The
                        agreements provide for aggregate annual compensation of $350,000. In addition, the Company has entered into agreements which provide for additional payments to be made to the officer in the event the Company has a change of control.

                        Litigation
                        An action was brought against the Company in March 2000 by George Wiseman, a former employee, in the Third District Court of Salt Lake County, State of Utah. The complaint alleges that the Company owes Mr. Wiseman 6,370 shares of its common stock plus costs, attorney's fees and a wage penalty (equal to 1,960 additional shares of Paradigm common stock) pursuant to Utah law. The Company believes the complaint is without merit and intends to vigorously defend against the action.

                        An action was brought against the Company in September 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees. Discovery has taken place and the Company has paid royalties of $15,000 to bring all required payments up to date through June 30, 2001. However, the legal action has not been dismissed as a result of the payments. The Company is in the process of working with Photomed International and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation in the future. It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. The Company believes that any additional royalty payments that may be required as settlement of the action will not have a material impact on the financial statements.

                        An action has been brought against the Company by Merrill Corporation that alleges that the Company owes the plaintiff approximately $20,000 together with interest thereon at the rate of 10% per annum from August 30, 1999, plus costs and attorney's fee. The Company has filed an answer to the complaint and discovery is proceeding. The Company believes that the complaint against the Company is without merit and intends to vigorously defend against the action.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



15.  Commitments and    Litigation - Continued
     Contingencies      The Company  received demand letters dated September 14,
     Continued          2000  and  October  17,  2000  from  Mentor  Corporation
                        ("Mentor")  claiming that the Company failed to register
                        485,751  shares of common  stock  issued to Mentor under
                        the Asset  Purchase  Agreement  dated  October 15, 1999,
                        among the Company, Mentor, Mentor Ophthalmics,  Inc. and
                        Mentor  Medical,   Inc.  The  Asset  Purchase  Agreement
                        related   to  the   Company's   purchase   of   Mentor's
                        phacoemulsification product line in consideration for the issuance by the Company to Mentor of 485,751 shares of its common stock, valued at the sum of $1,500,000 at the time of closing.

                        On July 2, 2001, the Company entered into a settlement agreement with Mentor Corporation in which the Company agreed to pay 350,000 shares of common stock to the Mentor Corporation in exchange for release of all claims against the Company in connection with the registration of certain shares of the Company's common stock previously issued. This settlement resulted in a litigation settlement expense of $812,000 based on the market price of the Company's common stock on the date of settlement.

                        The Company may become or is subject to other investigations, claims or lawsuits ensuing out of conduct of its business, including those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any other such items, which it believes could have a material adverse effect on the financial statements.

                        Royalty Agreements
                        The Company has a royalty agreement with the president of OBF. The agreement provides for the payment of 10% royalty of the net sales related to the Blood Flow Analyzer. The agreement terminates in 2020. As of December 31, 2001, the Company paid $133,000 of royalties under this agreement and $94,000 was accrued at the end of the year.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



15.  Commitments and    Royalty Agreements - Continued
     Contingencies      The  Company  has an amended  exclusive  patent  license
     Continued          agreement  with a company  which owns the patent for the
                        laser-probe used on the Photon machine. The agreement provides for the payment of a 1% royalty on all sales proceeds related directly or indirectly, to the Photon machine. The agreement terminates on July 7, 2003.
                        Through December 31, 2001, no significant royalties have been paid under this agreement.

                        The Company has an agreement with a company that provides for the payment of royalties related to the sales of the corneal topography instrument referred to as the CT. During the years ended December 31, 2001 and 2000 payments were made of approximately $146,000 and $173,000, respectively. In addition, $28,350 was accrued at the end of 2001.

                        The Company has an agreement with a Canadian corporation that provides for the payment of royalties related to the sales of UBM (Ultrasonic Bio-Microscopy). The agreement outlines payments of 150 Canadian Dollars for each licensed product sold for a period of 12 years that ends in September of 2002. No significant royalties were due under this agreement during the years ended December 31, 2001 and 2000.

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


16.  Fair Value         The  Company's  financial  instruments  consist of cash,
     of Financial       receivables,  payables,  and notes payable. The carrying
     Instruments        amount of cash,  receivables  and payables  approximates
                        fair  value  because of the  short-term  nature of these
                        items.   The  carrying   amount  of  the  notes  payable
                        approximates fair value as the individual borrowings bear interest at market interest rates.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


17.  Recent             In July 2001, the Financial  Accounting  Standards Board
     Accounting         ("FASB")  issued  Statements  of  Financial   Accounting
     Pronounce-         Standards No. 141 ("SFAS 141"), "Business Combinations."
     ments              SFAS 141 eliminates the  pooling-of-interests  method of
                        accounting   for   business   combinations   except  for
                        qualifying  business  combinations  that were  initiated
                        prior to July 1, 2001.  In  addition,  SFAS 141  further
                        clarifies  the criteria to recognize  intangible  assets
                        separately   from  goodwill.   Specifically,   SFAS  141
                        requires  that an  intangible  asset  may be  separately
                        recognized   only  if  such  an  asset  meets   specific
                        criterion.   The   requirements  of  Statement  141  are
                        effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company is currently evaluating the impact of SFAS 141 and has not yet determined the impact that adopting SFAS 141 will have on its financial statements.
                        On adoption, the Company will be required to reassess the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 to determine if the new recognition criteria for an intangible asset to be recognized apart from goodwill are met.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



17.  Recent             In July 2001,  the FASB issued  Statements  of Financial
     Accounting         Accounting Standards No. 142 ("SFAS 142"), "Goodwill and
     Pronounce-         Other Intangible  Assets." Under SFAS 142,  goodwill and
     ments              indefinite  lived   intangible   assets  are  no  longer
     Continued          amortized but are reviewed  annually (or more frequently
                        if  impairment  indicators  arise) for  impairment.  For
                        intangible  assets with  indefinite  useful  lives,  the
                        impairment  review  will  involve a  comparison  of fair
                        value to  carrying  value,  with any excess of  carrying
                        value over fair value being  recorded  as an  impairment
                        loss.  For  goodwill,  the  impairment  test  shall be a
                        two-step process, consisting of a comparison of the fair
                        value of a  reporting  unit  with its  carrying  amount,
                        including the goodwill allocated to each reporting unit.
                        If the  carrying  amount is in excess of the fair value,
                        the implied fair value of the reporting unit goodwill is
                        compared to the carrying  amount of the  reporting  unit
                        goodwill.  Any  excess  of  the  carrying  value  of the
                        reporting  unit  goodwill over the implied fair value of
                        the  reporting  unit  goodwill  will be  recorded  as an
                        impairment loss.  Separable  intangible  assets that are
                        deemed  to  have  a  finite  life  will  continue  to be
                        amortized  over their  useful lives (but with no maximum
                        life).  Intangible  assets with finite useful lives will
                        continue to be reviewed  for  impairment  in  accordance
                        with  Statements of Financial  Accounting  Standards No.
                        121 ("SFAS  121"),  "Accounting  for the  Impairment  of
                        Long-Lived  Assets  and  for  Long-Lived  Assets  to  Be
                        Disposed  Of." The  amortization  provisions of SFAS 142
                        apply to goodwill and intangible  assets  acquired after
                        June 30, 2001.  With respect to goodwill and  intangible
                        assets  acquired prior to July 1, 2001, the Company will
                        apply the new  accounting  rules  beginning July 1, 2002
                        and will  reassess  the useful  lives of its  separately
                        recognized  intangible  assets in the third  quarter  of
                        fiscal  2002.  The Company  will  review for  impairment
                        previously  recognized intangible assets that are deemed
                        to have  indefinite  lives upon the  completion  of this
                        analysis   in  the  first   quarter   of  fiscal   2003.
                        Additionally, upon the adoption of SFAS 142, the Company
                        will perform a transitional impairment review related to
                        the carrying value of goodwill as of July 1, 2002 by the
                        end of the third quarter of fiscal 2002.  The Company is
                        currently in the process of  determining  its  reporting
                        units for the purpose of applying the  impairment  test,
                        analyzing how fair value will be determined for purposes
                        of applying  SFAS 142 and  quantifying  the  anticipated
                        impact  of  adopting   the   provisions   of  SFAS  142.
                        Amortization  of goodwill was $80,000 for the year ended
                        December 31, 2001.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



17.  Recent             In August 2001,  the FASB issued  Statement of Financial
     Accounting         Accounting  Standards No. 144 ("SFAS 144"),  "Accounting
     Pronounce-         for the  Impairment or Disposal of  Long-Lived  Assets,"
     ments              which   supercedes   SFAS  121  and  the  provisions  of
     Continued          Accounting Principles Board Opinion (APB 30), "Reporting
                        the Results of  Operations  -- Reporting  the Effects of
                        Disposal of a Segment of a Business,  and Extraordinary,
                        Unusual   and   Infrequently    Occurring   Events   and
                        Transactions"  with regard to reporting the effects of a
                        provisions  of FAS 121,  but  significantly  changes the
                        criteria  that would have to be met to classify an asset
                        as held for disposal such that  long-lived  assets to be
                        disposed of other than by sale are  considered  held and
                        used until  disposed of. In  addition,  SFAS 144 retains
                        the  basic  provisions  of APB 30  for  presentation  of
                        discontinued  operations  in the statement of operations
                        but  broadens  that  presentation  to a component  of an
                        entity.  The Company will apply SFAS 144 beginning  July
                        1,  2002.  The  Company  is  currently   evaluating  the
                        potential  impact, if any, the adoption of SFAS 144 will
                        have  on  its   financial   position   and   results  of
                        operations.


18.  Subsequent         On  January  25,  2002  the  Company   entered  into  an
     Event              agreement  to purchase  all of the assets of  Innovative
                        Optics,  Inc.   ("Innovative   Optics")  by  issuing  an
                        aggregate  of  1,272,825  shares of its common stock and
                        warrants to  purchase  250,000  shares of the  Company's
                        common  stock at $5.00  per  share,  exercisable  over a
                        period of three years from the closing date.  The assets
                        to be acquired included but were not limited to patents,
                        inventory,  work in process and finished  goods relating
                        to   the    Innovatome(TM),    a   microkeratome,    and
                        microkeratome blades.

                        Of the 1,272,825 shares of the Company's common stock issued to Innovative Optics at closing, one-half the number of these shares, or 636,412 shares, remained in an escrow account. These shares will be distributed to Innovative Optics upon the successful reduction of the costs of blades. The cost reduction project is to occur in two phases within 90 days to six months from the date of the agreement. For every cent over the targeted price reduction costs, 300 shares will be reduced from the number of escrow shares to be disbursed to Innovative Optics.


--------------------------------------------------------------------------------

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The executive officers and directors of the Company, their ages and their positions are set forth below:

Name                               Age                  Position

Thomas F. Motter                   53    Chairman of the Board and Chief Executive Officer
Mark R. Miehle                     49    President and Chief Operating Officer
Heber C. Maughan                   50    Vice President of Finance, Treasurer and Chief Financial Officer
John W. Hemmer                     74    Senior Vice President
Randall A. Mackey, Esq.            55    Secretary and Director
David M. Silver, PhD.              59    Director
Keith D. Ignotz                    53    Director


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

         Mark R. Miehle has served as President and Chief Operating Officer of the Company since June 5, 2000. From December 1997 to June 2000, Mr. Miehle served as President and Chief Executive Officer of Vismed, Inc., d/b/a Dicon, a start-up company. In 1982, Dicon was acquired by CooperVision diagnostics. From 1982 to 1985, Mr. Miehle was the Vice President of Sales and Marketing of CooperVision Diagnostics. Mr. Miehle received a B.S. degree in Organic Chemistry from Tulane University in 1975. He is a member of the Young Presidents' Organization (YPO) and the Vision Industry Council of America (VICA).

         Heber C. Maughan has served as Vice President of Finance, Treasurer and Chief Financial Officer since October 2001. From July 1997 to October 2001, Mr. Maughan served as Controller for Peterbilt of Utah, which sells and services heavy duty trucks. From 1989 to 1997, he was employed by First Health Strategies, Inc, where he served as Vice President of Finance from 1995 to 1997. From 1987 to 1989, Mr. Maughan was the Chief Financial Officer at Standard Optical Company, a regional retail eye care chain. Mr. Maughan received a B.S. degree in Accounting from Oklahoma State University in 1976 and an M.A. degree in Accounting from Brigham Young University in 1977.

         John W. Hemmer has served as Senior Vice President since September 2001. He previously served as Vice President of Finance, Treasurer and Chief Financial Officer of the Company from September 20, 2000 to September 30, 2001. Mr. Hemmer previously served as Vice President of Finance, Treasurer, Chief Financial Officer and a director of the Company from November 1995 to June 1999. Mr. Hemmer has served as a director and consultant since 1989 and Chief Financial Officer since February 2000 of Bio Marine Technologies, Inc. in Gulf Breeze, Florida, which develops offshore marine production systems licensed and permitted for use in the Gulf of Mexico. He was the President and Chief Executive Officer of John W. Hemmer, Inc., a registered broker/dealer firm from 1987 to 1989, which subsequently changed its name to Westfalia Investments Inc. Prior thereto he was Vice President of Bankers Trust Company in charge of venture capital and a member of the research and investment management committees. Mr. Hemmer was also Vice President of Corporate Finance at Dempsey, Tegler & Company, Inc., a Senior Analyst at Lazard Freres & Company and an Investment Officer of the Chase Manhattan Bank. Mr. Hemmer received a B.A. degree in Economics from Queens College in 1951 and a M.S. degree in Banking and Finance from Columbia University Graduate School of Business in 1952.

         Randall A. Mackey, Esq. has been a director of the Company since January 2000. He had served as a director of the Company from November 1995 to September 1998. Mr. Mackey has been president of the Salt Lake City law firm of Mackey Price & Williams since 1992, and a shareholder and director of the firm and its predecessor firms since 1989. Mr. Mackey received a B.S. degree in Economics from the University of Utah in 1968, an M.B.A. degree from Harvard University in 1970, a J.D. degree from Columbia University in 1975 and a B.C.L. degree from Oxford University in 1977. Mr. Mackey has served as Chairman of the Board since June 2001 and a director since 1998 of Cimetrix Incorporated, a software development company. Mr. Mackey has also served as Chairman of the Board since July 2000 and as a trustee since 1993 of Salt Lake Community College.

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

         Keith D. Ignotz was elected as director in November 2000. He has been President and Chief Operating Officer of SpectRx, Inc., a medical technology company that he founded in 1992, which develops, manufactures and markets alternatives to traditional blood-based medical tests. From 1986 to 1992, Mr. Ignotz was Senior Vice President of Allergan Humphrey, Inc., a medical electronics company. From 1985 to 1986, he was President of Humphrey Instruments Limited - SKB, a medical electronics company, and from 1980 to 1985, Mr. Ignotz was President of Humphrey Instruments GmbH, also a medical electronics company. Mr. Ignotz also served on the Board of Directors of Vismed, Inc., d/b/a Dicon from 1992 to June 2000. Mr. Ignotz received a B.A. degree in Sociology and Political Science from San Jose University and an M.B.A. degree from Pepperdine University. Mr. Ignotz has served as a trustee of Pennsylvania College of Optometry since 1990, as a director for FluoRx, Inc. since 1997, and as a member of the American Marketing Association of the American Association of Diabetes Education.


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

         Richard G. Bowe, M.D. - Dr. Bowe is an ophthalmologist practicing in Tacoma, Washington. He received his medical degree at the University of Washington in 1964 and performed his residency at Brooke Army Medical Center.

         J. Charles Casebeer, M.D. - Dr. Casebeer is an ophthalmologist practicing in Divide, Montana. He received his medical degree at the University of Southern California in 1964 and performed his residency at Stanford University.

         Jonathan Cress, M.D. - Dr. Cress is an ophthalmologist practicing in Santa Cruz, California.

         Roger F. Husted, M.D. - Dr. Husted is an ophthalmologist practicing in Monterey, California. He received his medical degree at George Washington University in1970 and performed his residency at Letterman Army Medical Center.

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

         Sheldon Rabin, M.D. - Dr. Rabin is an ophthalmologist practicing in Flushing, New York. He received his medical degree at Northwestern University in 1969 and performed his residency at New York University.

         David M. Schneider, M.D. -- Dr. Schneider is an ophthalmologist in Cincinnati, Ohio. He received his medical degree at the University of Cincinnati in 1975, and performed his residency at the University of Cincinnati.

         David Silver, Ph.D. -- Dr. Silver is a Principal Senior Scientist in the Milton S. Eisenhower Research and Technology Development Center at the Johns Hopkins University Applied Physics Laboratory. He received a Ph.D. degree from Iowa State University.

         Gerald Zelman, M.D. -- Dr. Zelman is an Ophthalmologist in Manhasset, New York. He received his medical degree at the University of Lausanne in 1964, and performed his residency at the Brooklyn Eye and Ear facility in Brooklyn, New York.

Board Meetings and Committees

         The Board of Directors held a total of six meetings during the fiscal year ended December 31, 2001. The Audit Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey and Keith D. Ignotz. The Audit Committee met twice during the fiscal year. The Audit Committee is primarily responsible for reviewing the services performed by the Company's independent public accountants and internal audit department and evaluating the Company's accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Thomas F. Motter, Dr. David M. Silver, and Randall A. Mackey. The Compensation Committee met three times during the fiscal year. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options. No director attended fewer than 75% of all meetings of the Board of Directors during the 2001 fiscal year.

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

Item 10. Executive Compensation

         The following table sets forth, for each of the last three fiscal years, the compensation received by Thomas F. Motter, Chairman of the Board, and Chief Executive Officer of the Company and other executive officers (collectively, the "Named Executive Officers") whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal years ended December 31, 2001, 2000 and 1999.

Summary Compensation Table
--------------------------


                                                                                       Long Term Compensations
                          Annual Compensation                                     Awards                      Payouts

                                                       Other                    Securities
                                                       Annual     Restricted    Underlying     Long-term     All Other
Name and Principal                                   Compensa-      Stock     Options/SARs     Incentive     Compensa-
     Position        Period  Salary($)   Bonus($)    ion ($)(6)   Awards($)       (8#)         Paymout($)     tion ($)
-------------------------------------------------------------------------------------------------------------------------

Thomas F. Motter     2001(1) $ 200,000  $  22,380(7)       0           0         925,000(9)         0        $  6,000(4)
Chairman of the      2000(2) $ 178,357  $ 486,113(6)       0           0                            0        $ 28,792(5)
Board and Chief      1999(3) $ 141,208                     0           0          50,000(10)        0        $  5,000(5)
Executive Officer

Mark R. Miehle       2001(1) $ 150,000  $       0          0           0         110,000(9)         0        $  6,000(4)
President and        2000(2) $ 235,201  $ 194,000(8)       0           0         150,000(8)         0        $  6,000(4)
Chief Operating
Officer



     (1) For the fiscal year ended December 31, 2001

     (2) For the fiscal year ended December 31, 2000

     (3) For the fiscal year ended December 31, 1999

     (4) The amounts under "Other Annual Compensation" for 2001, 2000 and 1999 consist of payments related to the operation of automobiles and/or automobiles and insurance by the named executives.

     (5) The amounts under "Other Annual Compensation" for 2000 and 1999 consist of payments related to the residential housing accommodations for the Company's employees, living outside of Utah while they are working at the Company's Corporate headquarters in Salt Lake City, leased from Mr. Motter at $2,500 per month.

     (6) On January 21, 2000, the Board of Directors approved a bonus to Mr. Motter in the form of 38,889 shares of the Company's Common Stock. The bonus was valued at $486,113 on the basis of the closing bid price of the Company's Common Stock of $12.50 per share on January 21, 2000, the date the board approved the bonus.

     (7) The Company awarded Mr. Motter a cash bonus in June 2001.

     (8) On June 5, 2000, the Board of Directors issued Mr. Miehle 28,500 shares of the Company's Common Stock as a initial bonus as part of his employment agreement. The market price on the date of grant as $6.8125 per share, and compensation expense in the amount of $194,000 was recognized. Mr. Miehle was also granted options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $6.00 per share.

     (9) On September 11, 2001, the Company granted options to purchase the respective number of shares of the Company's Common Stock at an exercise price of $2.75 per share.

     (10) On September 10, 1999, the Company granted Mr. Motter options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $4.00 per share.

         The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31, 2001 as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 2001.

                                                        Number of Securites Underlying       Value of Unexercised
                                                           Unexercised Options/SARs       In-the-Money Options/SARs
                                                           At December 31, 2001(#)         At December 31, 2001($)
                       Shares Acquired       Value
         Name          On Exercise (#)   Realized ($)    Exercisable     Unexercisable   Exercisable   Unexercisable
  ---------------------------------------------------------------------------------------------------------------------

  Thomas F. Motter                     -             -          787,450         225,000             -                -

  Mark R. Miehle                       -             -           62,500         342,000             -                -




Director Compensation

         On September 11, 2001, Messrs. Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz, directors of the Company, were each granted options to purchase 125,000 shares of the Company's Common Stock at an exercise price of $2.75 per share. On September 11, 2001, Messrs. Mackey and Silver were each granted options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $2.75 per share in consideration for past services as directors of the Company from November 1995 to September 1998 and since January 2000. In addition, outside directors are also reimbursed for their expenses in attending board and committee meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefore. The options were not issued at a discount to the then market price.

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

1995 Stock Option Plan

         The Company adopted a 1995 Stock Option Plan (the "Plan"), for officers, employees, directors and consultants of the Company on November 7, 1995. The Plan authorized the granting of stock options ("Plan Options") to purchase an aggregate of not more than 300,000 shares of the Company's Common Stock. On February 16, 1996, options for substantially all 300,000 shares were granted. On June 9, 1997, the Company's shareholders approved an amendment to the Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 300,000 shares to 600,000 shares. On September 3, 1998, the Company's shareholders approved an amendment to the Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 600,000 shares to 1,200,000 shares. On November 29, 2000, the Company's shareholders approved an amendment to the Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 1,200,000 shares to 1,700,000 shares. On September 11, 2001, the Company's shareholders approved an amendment to the Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 1,700,000 shares to 2,700,000 shares.

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


Employment Agreements

         The Company entered into an employment agreement with Thomas F. Motter, which commenced on January 1, 1998 and expires on December 31, 2003. The agreement requires Mr. Motter to devote substantially all of his working time to the Company, provided that he may be terminated for "cause" (as provided in the agreements) and prohibits him from competing with the Company for two years following the termination of his employment agreement. The agreement provides for the payment of an initial base salary of $135,000, effective as of January 1, 1998. the agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Board of Directors. Effective as of October 1, 1999, the Board of Directors approved an increase in Mr. Motter's annual base salary to $160,000, and effective as of July 1, 2000, the board approved an increase in his annual base salary to $200,000 which remained in effect at the end of 2001.

         The Company entered into an employment agreement with Mark R. Miehle, which commenced on June 5, 2000 and will expire on June 4, 2003. The agreement requires Mr. Miehle to devote substantially all of his working time to the Company, provided that he may be terminated for "cause" (as provided in the agreement) and prohibits him from competing with the Company for two years following the termination of his employment agreement. The agreement provides for the payment of an initial annual base salary of $150,000, effective as of June 5, 2000, and the issuance of stock options to purchase 150,000 shares of the Company's Common stock at $6.00 per share, to be vested in equal annual amounts over a three year period. The agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Board of Directors. Mr. Miehle exceeded the annual base in 2000 due to compensation received prior to the effective date of the agreement. The stated annual compensation remained in effect through December 31, 2001.

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

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of any class of the Company's Common Stock to file initial reports of ownership and reports of changes of ownership of the Company's Common Stock. For fiscal 2001, Thomas F. Motter, Chairman and Chief Executive Officer, through an oversight, filed one late stock transaction report covering one transaction, and Dr. David
M. Silver, a director of the Company, through an oversight, filed one late stock transaction report covering two transactions. In addition, Keith D. Ignotz, a director of the Company, through an oversight, filed late an initial statement of beneficial ownership of securities. No other late filings occurred during 2001.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 31, 2002 for (i) each executive officer of the Company (ii) each director, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.

                                                             Percent of
Name and Address(1)            Number of Shares              Ownership

Thomas F. Motter(2)                  1,413,020                  8.3%
Mark R. Miehle(3)                      338,966                  2.0
John W. Hemmer(4)                      106,013                    *
Dr. David M. Silver(5)                 505,666                  3.0
Randall A. Mackey(5)                   495,000                  2.9
Keith D. Ignotz(6)                     204,560                  1.2
Heber C. Maughan(7)                     30,000                   *
Mentor Corporation                     761,651                  4.5

Executive officers and
directors as a group
     (7 persons)                     3,854,876                 22.7%
---------------

*Less than 1%.

(1) The address for Messrs. Motter and Maughan is c/o Paradigm, 2355 South 1070 West, Salt Lake City, UT, 84119. The address for Mr. Miehle is 10373 Roselle Street, San Diego, California 92121. The address for Mr. Hemmer is 88 Meadow Road, Briarcliff Manor, New York 10510. The address for Dr. Silver is 17 Avalon Court, Bethesda, Maryland 20816. The address for Mr. Mackey is 1474 Harvard Avenue, Salt Lake City, Utah 84105. The address for Mr Ignotz is 6025-A Unity Dr., Norcross, Georgia 30071.

(2) Includes options to purchase 312,450 shares of Common Stock granted to Mr. Motter under the 1995 Option Plan and options to purchase 700,000 shares of Common Stock granted to Mr. Motter by the Company on September 11, 2001.

(3) Includes options to purchase 260,000 shares of Common Stock granted to Mr. Miehle under the Company's 1995 Option Plan.

(4) Includes options to purchase 100,000 shares of Common Stock granted to Mr. Hemmer.

(5) Includes options to purchase 495,000 shares of Common Stock granted to each of Dr. Silver and Mr. Mackey.

(6) Includes options to purchase 203,851 shares of Common Stock granted to Mr. Ignotz.

(7) Includes options to purchase 30,000 shares of Common Stock granted to Mr. Maughan.

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

         On October 1, 1999, the Company entered into a consulting agreement with Cyndel & Company, Inc. ("Cyndel"), in which Cyndel agreed to perform unspecified investment banking services for the Company for a one-year period, for which the Company agreed to pay Cyndel a monthly retainer of $8,333, plus reimburse Cyndel for any expenses incurred in connection with such investment banking services. Patrick M. Kolenick, a director of the Company from November 1977 to January 21, 2000, and Steven J. Bayern, a director of the Company from July 1999 to January 21, 2000, are each an officer, a director and a 50% shareholder of Cyndel. The Company paid $33,333 in fees to Cyndel during 1999.

         The October 1, 1999 consulting agreement was terminated when the Company entered into a new consulting agreement with Cyndel on April 1, 2000. Under the terms of the April 1, 2000 consulting agreement, Cyndel agreed to perform unspecified investment banking services for the Company for a one-year period, for which the Company agreed to pay Cyndel a monthly retainer of $16,667, plus reimburse Cyndel for any expenses incurred in connection with such investment banking services.

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

         Under the terms of the April 1, 2000 consulting agreement, the Company paid Cyndel approximately $182,000 in consulting fees during 2000. In addition, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $4.00 per share as commission for the private placement transaction in which 750,000 shares of common stock were sold for net proceeds of approximately $1,974,000. The warrants issued and the commissions paid were considered direct costs of capital, therefore no expense was recorded but such amounts were recorded as a direct reduction of capital.

         The April 1, 2000 consulting agreement was renewed for an additional one-year period through March 2002. However, on December 26, 2001, the Company provided written notification to Cyndel of its intention not to renew the agreement after March 31, 2002. The total amount paid to Cyndel for services under the agreement from April 1, 2000 to February 28, 2002 was $383,333. Final payment of $16,667, which was due on March 1, 2002, has not yet been paid.

         Thomas F. Motter, Chairman of the Board and Chief Executive Officer of the Company, leased his former residence, which he still owns, to the Company for $2,500 per month. The primary use of the residential property was for housing accommodations for the Company's employees living outside of Utah while they were working at the Company's corporate headquarters in Salt Lake City. The Company has obtained an appraisal from an independent appraiser, which has concluded that the monthly rate of $2,500 represents the fair market rate for leasing the residential property. This lease agreement was terminated on October 31, 2000.

         On January 21, 2000, the Board of Directors granted Mr. Motter, Chairman and Chief Executive Officer of the Company, 100,000 shares of the Company's common stock. Of these total shares, 61,111 shares were considered repayment for 61,111 shares Mr. Motter that previously issued to Dr. Douglas A. MacLeod prior to the Company's initial public offering in July 1996 under a settlement agreement to terminate certain anti-dilution rights that the Company granted Dr. MacLeod. The balance of 38,889 shares was deemed by the Board as a bonus for work done by Mr. Motter since the initial public offering. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $486,000 was recognized.

         On January 21, 2000 the Board of Directors granted Michael W. Stelzer, formerly the Vice President of Operations and Chief Operating Officer of the Company, 20,000 shares of Paradigm common stock as severance under the terms of a settlement of Mr. Stelzer's employment agreement. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $250,000 was recognized.

         On June 5, 2000 the Company issued Mark Miehle 28,500 shares of Paradigm common stock as a bonus for entering into an employment agreement with the Company. The market price of the Paradigm common stock on the day the shares were granted to Mr. Miehle was $6.81 per share, and compensation expense in the amount of $194,000 was recognized.

         Randall A. Mackey, a director of the Company since January 21, 2000, and a former director of the Company from September 1995 to September 3, 1998, is President and a shareholder of the law firm of Mackey Price & Williams, which rendered legal services to the Company in connection with various corporate matters. Legal fees and expenses paid to Mackey Price & Williams for the fiscal years ended December 31, 2001 and 2000 totaled $158,990 and $167,022, respectively.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits
         -------------

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.



Table No.                   Document
--------                    --------

2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1           Certificate of Incorporation(1)
3.2           Amended Certificate of Incorporation(16)

3.3           Bylaws(1)
4.1           Warrant Agency Agreement with Continental Stock Transfer & Trust
              Company (3)
4.2           Specimen Common Stock Certificate (2)
4.3           Specimen Class A Warrant Certificate(2)
4.4           Form of Class A Warrant Agreement(2)
4.5           Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6           Warrant to Purchase Common Stock with Note Holders re bridge financing (1)
4.7           Warrant to Purchase Common Stock with Mackey Price & Williams (1)
4.8           Specimen Series C Convertible Preferred Stock Certificate(4)
4.9 Certificate of the Designations, Powers, Preferences and Rights of the Series Convertible Preferred Stock(4)
4.10          Specimen Series D Convertible Preferred Stock Certificate (7)
4.11 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (10)
4.12          Warrant to Purchase Common Stock with Cyndel & Co. (7)
4.13          Warrant Agreement with KSH Investment Group, Inc. (7)
4.14          Warrant to Purchase Common Stock with R.F. Lafferty & Co., Inc.
              (7)
4.15          Warrant to Purchase Common Stock with Dr. David B. Limberg (10)
4.16          Warrant to Purchase Common Stock with John W. Hemmer (10)
4.17          Stock Purchase Warrant with Triton West Group, Inc.(12)
4.18          Warrant to Purchase Common Stock with KSH Investment Group, Inc.
              (12)
4.19 Warrants to Purchase Common Stock with Consulting for Strategic Growth, Ltd.(12)
10.1          Exclusive Patent License Agreement with Photomed(1)
10.2          Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3          Lease with Eden Roc (4)
10.4          1995 Stock Option Plan and forms of Stock Option Grant Agreement
              (1)
10.5          Form of Promissory Note with Note Holders re bridge financing (1)
10.6 Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare Manufacturing Corporation (5)
10.7 Agreement for Purchase and Sale of Assets with Humphrey Systems Division of Carl Zeiss, Inc. (5)
10.8          Employment Agreement with Thomas F. Motter (6)
10.9 Asset Purchase Agreement with Mentor Corp., Mentor Opthalmics, Inc. and Mentor or Medical, Inc. (8)
10.10 Transition Services Agreement with Mentor Corp., Mentor Opthalmics, Inc., and Mentor Medical, Inc. (8)
10.11         Severance Agreement and General Release with Michael W. Stelzer
              (8)
10.12         Consulting Agreement with Dr. Michael B. Limberg (8)
10.13         Renewed Consulting Agreement with Dr. Michael B. Limberg (10)
10.14         Mutual Release and Settlement Agreement with Zevex International,
              Inc. (8)
10.15         Consulting Agreement with Douglas Adams (8)
10.16 Agreement and Plan of Reorganization with Paradigm Subsidiary, Inc., and Vismed, Inc. d/b/a Dicon (9)
10.17 Agreement and Plan of Merger with Paradigm Subsidiary, Inc. and Vismed Inc. d/b/a Dicon (9)
10.18 Registration Rights Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.19 Indemnification Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.20         Consulting Agreement with Cyndel & Co., Inc. (10)
10.21 Stock Purchase Agreement with Occular Blood Flow, Ltd. and Malcolm Redman (10)
10.22         Consulting Agreement with Malcolm Redman (10)
10.23         Royalty Agreement with Malcolm Redman (10)

10.24         Registration Rights with Malcolm Redman (10)
10.25         Agreements with Steven J. Bayern and Patrick M. Kolenik (11)
10.26         Employment Agreement with Mark R. Miehle (12)
10.27         Employment Agreement with John W. Hemmer (12)
10.28         Private Equity Line of Credit Agreement with Triton West Group,
              Inc. (12)
10.29         Renewed Consulting Agreement with Dr. Michael B. Limberg (12)
10.30         Agreement with KSH Investment Group, Inc. (12)
10.31         Renewed Consulting Agreement with Dr. Michael B. Limberg (13)
10.32         Settlement Agreement with Mentor Corporation (13)
10.33         Consulting Agreement with Rodman & Renshaw, Inc. (13)
10.34         Consulting Agreement with Barry Kaplan Associates (14)
10.35 Asset Purchase Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P. (15)
10.36 Escrow Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P. (15)
10.37         Assignment and Assumption Agreement with Innovative Optics, Inc.
              (15)
10.38         General Assignment and Bill of Sale with Innovative Optics, Inc.
              (15)
10.39         Non-competition and Confidentiality Agreement with Mario F. Barton
              (15)


(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(5) Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 1, 1998.
(6) Incorporated by reference from Quarter Report on Form 10-QSB, as filed on November 12, 1998.
(7) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(8) Incorporated by reference from Annual Report on Form 10-KSB, as filed on March 30, 2000.
(9)           Incorporated by reference from Form 8-K, as field on June 5, 2000.
(10) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(11) Incorporated by reference from Report on Form 10-QSB, as filed on November 1, 2000.
(12) Incorporated by reference from Report on Form 10-KSB, as filed on April 16, 2001.
(13) Incorporated by reference from Report on Form 10-QSB, as filed on August 14, 2001.
(14) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2001.
(15) Incorporated by reference from Current Report on Form 8-K, as filed on March 5, 2002.
(16) Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3, as filed on March 20, 2002.

         (b)  Reports on Form 8-K
         ------------------------

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PARADIGM MEDICAL INDUSTRIES, INC.

Dated:  April 1, 2002               By:/s/ Thomas F. Motter
                                            -----------------------------
                                            Thomas F. Motter, Chairman of the
                                            Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

         Signature                          Title                     Date

/s/Thomas F. Motter            Chairman of the Board and          April 1, 2002
-------------------------      Chief Executive Officer
                               (Principal Executive Officer)


/s/Heber C. Maughan            Vice President of Finance,         April 1, 2002
-------------------------      Treasurer and Chief Financial
                               Officer (Principal Financial
                               and Accounting Officer)

/s/Randall A. Mackey, Esq.     Secretary and Director             April 1, 2002
-------------------------


/s/David M. Silver, Ph.D       Director                           April 1, 2002
-------------------------


/s/Keith D. Ignotz             Director                           April 1, 2002
-------------------------