Form 10-K/A
period 2000-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2002-04-30
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2000

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


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                                     PART I

Item 1. Description of Business

General

         The Company develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic instrumentation and related accessories, including disposable products. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company markets three cataract surgery systems with related, accessories and disposable products. The Company's flagship cataract removal system, the Photon(TM), is a laser cataract surgery system marketed as the next generation of cataract removal. The Photon(TM) product is currently undergoing investigational trials in the United States. The Photon(TM) is available for sale in many markets outside of the United States. The Photon(TM) is manufactured and marketed with the Precisionist(TM), an ultrasonic cataract removal system. Both the Photon(TM) and the Precisionist(TM) are manufactured as an Ophthalmic Surgical Workstation(TM). The Company plans to market the Ophthalmic Surgical Workstation(TM) as a plug-in module for the Photon(TM) and other lasers for use in eyecare and other medical specialties.

         The Company's diagnostic products include a pachymeter, an A-Scan, an A/B Scan, an UBM biomicroscope, a perimeter, a corneal topographer and the Blood flow Analyzer(TM). The diagnostic ultrasonic products including the pachymeter, the A-Scan, the A/B Scan and the UBM biomicroscope were acquired from Humphrey Systems a division of Carl Zeiss in 1998. The perimeter and the corneal topographer were added when the company acquired the outstanding shares of the stock of Vismed, Inc. d/b/a/ Dicon(TM) in June of 2000. The Company purchased O.B.F. Labs in June of 2000 whose principal product is the Blood Flow Analyzer(TM). This product is designed for the measurement of intraocular pressure and pulsatile ocular blood flow volume for detection and treatment of glaucoma. The Company is currently developing additional applications for all of its diagnostic products.

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

         In addition to cataract surgery, the Company believes that its Photon(TM) laser system is capable of being configured with specialty probes for use in other ophthalmic surgical and other medical procedures. In October of 2000, the Company received FDA approval for the Photon(TM) Workstation(TM) to be used with a 532nm green laser which is effective for medical procedures other than cataract removal, such as, photocoagulation of retinal and venous anomalies within or outside the eye, pigmented lesions around the orbital socket, posterior or anterior procedures associated with glaucoma or diabetes and general photocoagulation for various dermatological venous anomalies including telangiectasia (surface veins), or commonly referred to as "spider vein". The goal is to be able to integrate multiple laser wavelengths into one system or workstation that can be used for multiple medical specialties. This approval represents only one of the potential applications that could represent substantial growth opportunities including additional sales of equipment, instruments, accessories and disposables. The Photon(TM) Workstation(TM) has not been commercially developed and there can be no assurance that these applications or the Photon(TM) Workstation(TM) will be commercially developed or approved. Further there is no guarantee that the laser will be accepted by the ophthalmic surgery market in this capacity.

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

         On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets with the Humphrey Systems Division of Carl Zeiss, Inc. to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are used in the manufacturing and marketing of an ultrasonic microprocessor-based line of ophthalmic diagnostic instruments, including the Ultrasonic Biometer Model 820, the A/B Scan System Model 837, the Ultrasound.

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

         Surgical use of ultrasound in ophthalmology is limited to treatment of cataractous lenses in the eye through a procedure called phacoemulsification or "phaco." A primary objective of cataract surgeries is the removal of the opacified (cataractous) lens through an incision that is as small as possible. The opacified lens is then replaced by a new synthetic lens intraocular implant ("IOL"). Phaco technology involves a process by which a cataract is broken into mall pieces using ultrasonic shock waves delivered through a hollow, open-ended metal needle attached to a hand-held probe. The fragments of cataractous tissue are then removed through aspiration. Phaco systems were first designed in the late 1960's after various attempts by surgeons to use other techniques to remove opacified lens, including crushing, cutting, freezing, drilling and applying chemicals to the cataract. By the mid-1970's, ultrasound had proven to be the most effective technology to fragment cataracts. Market Scope's (Manchester, Missouri), "The 2001 Report on the Worldwide Cataract Market", January 2001 indicates that phaco cataract treatment is the technology for cataract removal used in over 80% of surgeries in the United States and over 20% of all foreign surgeries.

         Laser Technology: The term "laser" is an acronym for Light Amplification by Stimulated Emission of Radiation. Lasers have been commonly used for a variety of medical and ophthalmic procedures since the 1960's. Lasers emit photons into a highly intense beam of energy that typically radiates at a single wavelength or color. Laser energy is generated and intensified in a laser tube or solid-state cavity by charging and exciting photons of energy contained within material called the lazing medium. This stored light energy is then delivered to targeted tissue through focusing lenses by means of optical mirrors or fiber optics. Most laser systems use solid state crystals or gases as their lazing medium. Differing wavelengths of laser light are produced by the selection of the lazing medium. The medium selected determines the laser wavelength emitted, which in turn is absorbed by the targeted tissue in the body. Different tissues absorb different wavelengths or colors of laser light. The degree of absorption by the tissue also varies with the choice of wavelength and is an important variable in treating various tissue. In a surgical laser, light is emitted in either a continuous stream or in a series of short duration "pulses, "thus interacting with the tissue through heat and shock waves, respectively. Several factors, including the wavelength of the laser and the frequency and duration of the pulse or exposure, determine the amount of energy that interacts with the targeted tissue and, thus, the amount of surgical effect on the tissue.

         Lasers are widely accepted in the ophthalmic community for treatment of certain eye disorders and are popular for surgical applications because of their relatively non-invasive nature. In general, ophthalmic lasers, such as argon, Nd:YAG and excimer (argon-fluoride) are used to coagulate, cut or ablate targeted tissue. The argon laser is used to treat leaking blood vessels on the retina (retinopathy) and retinal detachment. The excimer laser is used corneal refractive surgery. The Nd:YAG pulsed laser is used to perforate clouded posterior capsules (posterior capsulotomy) and to relieve glaucoma-induced elevated pressure in the eye (iridotomy, trabeulorplasty, transcleral cyclophotocoqulation). Argon, Nd:YAG and excimer lasers are primarily used for one or two clinical applications each. In contrast to these conventional laser systems, the Company's Photon(TM) laser cataract system is designed to be used for multiple ophthalmic applications, including certain new applications thatmay be made possible with the Company's proprietary technology. Such new applications, however, must be tested in clinical trials and be approved by the FDA.

Products

         The Company's principal proprietary surgical products are systems for use by ophthalmologists to perform surgical treatment procedures to remove cataracts. The Company has complete ownership of each product with no technological licensing limitations. In 1990, the Company received clearance from the FDA pursuant to Section 510(k) of the Food, Drug and Cosmetics Act (the "FDC Act") on its Precisionist 3000(TM) phaco system for cataract surgery, which system was upgraded to the Precisionist 3000 Plus(TM) in 1994. The Company also completed its preclinical in vitro and in vivo (animal) testing of its Photon(TM) laser cataract surgical system and submitted a Section 510(k) Premarket Notification to the FDA for the Photon(TM) laser cataract system in September 1993, with a follow-up Investigational Device Exemption ("IDE") application submitted in October 1994 to provide additional clinical data through human cases to support its earlier filing. The IDE was approved in May 1995. Phase I clinical trials were begun in April 1996 with surgeries completed in December 1996. Patient follow-up examinations as mandated by the FDA study were completed in July 1997, and the Company submitted its final report to the FDA thereafter. During the Phase I clinical trials the Company discovered that the Nd:YAG (Neodymium: Yttrium-Aluminum-Garnet) laser system is most effective on soft cataracts. Hard cataracts can be removed using the already existing ultrasound capability of the Workstation(TM). The FDA approved Phase II trials on soft cataracts in May 1998. Seven laser systems are now installed in the United States and surgeries are being performed with trial completion expected in the first half of 2001.

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

         The Odyssey(TM): The Odyssey(TM) replaced the Precisionist 3000 (three thousand) and Precisionist 3000 (three thousand) Plus. The Odyssey(TM) is a reliable, portable, low-cost phaco system, with a very low operating cost. The primary market for the Odyssey(TM) is in foreign countries where phaco technology is emerging and price-points arerelatively low. The Odyssey(TM) is also a reliable back-up system. The systemfeatures a simple analog presentation of the ultrasound power, and aspiration. The Odyssey(TM) provides the basic standard features for phaco surgery including continuous ultrasound tuning, ultrasound energy regulation and anterior vitrectomy. Sales from the Odyssey(TM) were approximately 1% of total revenues in 2000.

         The SIStem(TM): The SIStem(TM) is the Company's state-of-the-art phacoemulsification system, bridging the gap between the Odyssey(TM) and the Precisionist(TM). The SIStem(TM) is designed to be a full-featured, cost-effective, reliable phaco machine. The competitive feature package includes automated priming and tuning, error detection, audible feedback, patented fluidics system, pneumatic vitrectomy and bipolar electrosurgical coagulation. With both reusable and single-use consumables, the SIStem(TM) is positioned for the world's primary ultrasonic phaco markets, including the United States, Europe and Asia. Fiscal year 2000 sales of the SIStem(TM) represented approximately 9% of total revenue.

         Precisionist ThirtyThousand(TM): The Precisionist ThirtyThousand(TM) (the "Precisionist(TM)") is the Company's core phaco surgical technology and the base system for its P(TM) Workstation(TM). The Precisionist(TM) was placed into production and offered for sale in 1997. As a phaco cataract surgery system, the Company believes the Precisionist(TM) with its new fluidics panel is equal or superior to the present competitive systems in the United States. The system features a graphic color display and unique proprietary on-board computer and graphic user interface linked to soft-key membrane panel for flexible programmable operation. The system provides real-time "on-the-fly" adjustment capabilities for each surgical parameter during the surgical procedure for high-volume applications. In addition, the Precisionist(TM) provides one hundred pre-programmable surgery set-ups, with a second level of sub-programmed custom modes within each major surgical screen (i.e., ultrasound phaco and irrigation/aspiration modes). The Precisionist(TM) features the Company's newly developed proprietary fluidics panel which is completely non-invasive for improved sterility and to provide a surgical environment in the eye that virtually eliminates fluidic surge and solves chamber maintenance problems normally associated with phaco cataract surgery. This new fluidics system provides greater control for the surgeon and allows the safe operation at much higher vacuum settings by sampling changes in aspiration 100 times per second. Greater vacuum in phaco surgery means less use of ultrasound or laser energy to fragment the cataract and less chance for surrounding tissue damage. In addition to the full complement of surgical modalities (e.g., irrigation, aspiration, bipolar coagulation and anterior vitrectomy), system automation includes "dimensional" audio feedback of vacuum levels and voice confirmation for major system functions, providing an intuitive environment in which the advanced phaco surgeon can concentrate on the surgical technique rather than the equipment. Sales of the Precisionist(TM) contributed slightly less than 2% of total 2000 revenues.

         Precisionist (TM) Ocular Workstation(TM): The Precisionist(TM) Ocular Surgery Workstation(TM) (the Workstation(TM) which comprises the base system for the Precisionist(TM) is the first system to the knowledge of the Company which uses the expansive capabilities of today's advanced computer technology to offer seamless open architecture expandability of the system hardware and software modules. The Workstation(TM) utilizes an embedded computer developed for the Company and controlled by a proprietary software system developed by the Company that interfaces with all components of the system: ultrasound, fluidics (irrigation), aspiration, venting, coagulation and anterior vitrectomy (pneumatic). Each component is controlled as a peripheral module within this fully integrated system. This approach allows for seamless expansion and refinement of the Workstation(TM) with the ability to add other hardware and software features. Expansion such as the Company's Photon(TM) laser system, when approved by the FDA, and hardware for additional surgical applications are easily implemented by means of a pre-existing expansion rack which resides in the base of the Workstation. These expanded capabilities could include, but would not be limited to laser systems, video surgical fiber optic imaging, cutting and electrosurgery equipment. However, there is no guarantee that the Workstation(TM) will be accepted in the market place. To date, this product has not been commercially developed and is not available for sale.

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

         Surgical Instruments, Accessories and Disposables: In addition to the cataract surgery equipment, the Company is aggressively pursuing development and product introductions for a range of cataract surgery instruments and accessories that will be sold with its surgical systems and will complement other competitive systems. In January 1998, the Company received FDA 510(k) clearance for a line of proprietary titanium ultrasonic phaco needles it produces at its Salt Lake City facility. The needles were released for sale in May 1998 in a sterile Phaco PAK (TM). In May 1998, the Company received FDA 510(k) clearance for a line of irrigation/aspiration probes and tips. Product release occurred in October 1998. These products and additional instruments were previously sourced from third-party vendors. The Company believes that by developing its own instruments and accessories it can improve product performance, introduce innovative differentiation and improve sales margins. The Company's surgical systems utilize or will utilize accessory instruments and disposables, some of which are proprietary to the Company. These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, instrument drapes and laser cataract probes. The Company intends to expand its disposable accessories as it further penetrates the cataract surgery market and expands the treatment applications for its Workstation. These products contributed approximately 14% to total revenues for 2000.

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

         Blood Flow Analyzer(TM): This was the Company's first diagnostic eye care device. The device is manufactured for the Company and is being marketed by the Company pursuant to a license agreement. The device is a portable desktop system that utilizes a proprietary patented pneumatic Air Membrane Applanation Probe(TM) (the "AMAP TM") which is attached to any model of standard examination slitlamp which is then placed on the cornea of the patient's eye to measure the intraocular pressure within the eye. The device is unique in that it reads a series of intraocular pressure pulses over a short period of time (approximately five to ten seconds) and generates a wave form profile which can be correlated to blood flow volume within the eye. The blood flow volume is calculated by a proprietary software algorithm developed by David M. Silver, Ph.D., at Johns Hopkins. The device presents a numerical intraocular pressure reading and blood flow analysis rating in a concise printout which is affixed to the patient history file. In addition, the data generated by the device can be downloaded to a personal computer system for advanced database development and management. The Company markets the Blood Flow Analyzer(TM) as a stand-alone Model 100 SE unit, and packaged with a custom built computer system as the Model 100 LE. The Blood Flow Analyzer(TM) utilizes a single-use disposable cover for its AMAP(TM) corneal probe which is shipped in sterile packages. The AMAP (TM) probe tip cover provides accurate readings and acts as a prophylactic barrier for the patient. The device has been issued a patent in the European Economic Community and the United States and has a patent pending in Japan. The FDA cleared the Blood Flow Analyzer(TM) for marketing in June 1997 and the Company commenced selling the system in September 1997. In addition to the Humphrey products, this diagnostic product will permit the Company to expand its market to approximately 35,000 optometry practitioners in the United States in addition to the approximately 18,000 ophthalmic practitioners who currently perform eye surgeries and are candidates for the Company's surgical systems. International sales of the Blood Flow Analyzer(TM) will be further expanded in 2001. Sales of the Blood Flow Analyzer(TM) were not significant in 2000.

         Dicon(TM) perimeters consists of the LD 400, the TKS 4000, the SST(TM), FieldLink(TM), FieldView(TM) and Advanced FieldView Perimeters are used to determine retinal sensitivity testing the visual pathway. Perimeters have become standard of care in the detection and monitoring of Glaucoma worldwide. Perimetry is reimbursable worldwide. The Dicon(TM) perimeters feature patented kinetic fixation and voice synthesis now in 27 different languages. Software programs are sold to assist in the analysis of the test results. Sales of the perimeters generated approximately 26% of the 2000 total revenues.

         Dicon(TM) corneal topographers include the CT 200(TM) and the CT 50. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Clinical applications for corneal topographers include refractive surgery that eliminates the need for eyeglasses and optometric applications including contact lens fitting. Fiscal year 2000 revenues from the topographer were slightly less than 17% of the total revenues for 2000.

         Pachymetric Analyzer: Paradigm produces two Ultrasonic Pachymeters used for measurement of corneal thickness. The Model P55 is positioned as a standard office pachymeter. This device is targeted to the refractive surgery market and contributed approximately 2% to the total revenues for 2000.

         Ultrasonic A Scan: The Ultrasonic A Scan was and remains the industry standard for axial length eye measurement, which is a prerequisite procedure reimbursed by Medicare and is performed before every cataract surgery. Over 5,000 A-Scan systems have been installed in the worldwide market, representing a substantial market opportunity for software upgrades and extended warranty contract sales. A-scan sales were approximately 4% of the total 2000 revenues.

         Ultrasonic A/B Scan: The A/B Scan is used by retinal sub-specialists to identify foreign bodies in the posterior chamber of the eye and to evaluate the structural integrity of the retina. The A/B Scan is attractive to the general ophthalmic community at large because of its lower price point. Sales from this product were approximately 5% of the total 2000 revenues.

         Ultrasonic Biomicroscope ("UBM"): The UBM was developed by Humphrey Systems in conjunction with the New York Eye and Ear Infirmary in Manhattan and the University of Toronto. The UBM and its patent was included in the purchase from Humphrey Systems and gives the Company the proprietary rights to this device. The UBM creates a high-resolution computer image of the unseen parts of the eye that is a "map" for the glaucoma surgeon. The UBM is an "enabling technology" for the ophthalmologist, one that the Company has repositioned for broader market sales penetration. Formerly sold only to glaucoma sub-specialty practitioners, the Company reintroduced the UBM at a price-point targeted for the average practitioner seeking to add glaucoma filtering surgical procedures and income to his/her cataract surgical practice.

         The UBM related surgical filtering procedures are fully reimbursable by Medicare and insurance providers. This untapped new market positions the Company with its proprietary UBM and to its knowledge, the only commercially viable product of this type on the market, as a leader in the rapidly expanding glaucoma imaging and treatment segment. In the fall of 2000 the company introduced the P45 which combines the UBM, the A-Scan and the B-Scan all in one instrument. The Company believes that by combining functions that the P45 will appeal to a broader market. UBM sales were approximately 14% of total revenues for the year, and the P45 contributed less than 3% to the total 2000 revenues.

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

         Co-Distribution Agreement with Pharmacia Company and MAXXIM: The Company has entered into a Co-Distribution Agreement as of June 26, 1998 with Pharmacia Company and MAXXIM, which provides for the marketing and sale of a range of ophthalmic products. The contract has a one-year term that is renewable for additional one-year periods. The agreement can be canceled upon 90 days written notice to the other parties. Under the terms of the Co-Distribution Agreement, the Company, Pharmacia and MAXXIM will offer a comprehensive package of products to cataract surgeons, including cataract surgical equipment, intraocular lens implants, intraocular pharmaceuticals, surgical instruments and sterile procedural packs. The Company will provide the Precisionist(TM) for distribution and sale under the Co-Distribution Agreement. The Pharmacia products to be distributed as part of the Co-Distribution Agreement include Healon(R) and HealonGV(R) viscoelastic solution and the CeeOn line of foldable, small intraocular lens implants, designed to replace the natural lens removed during cataract surgery. It is too soon to determine the full effect of these agreements on the Company. However, some possible benefits may be lower marketing costs for the Company's products and a greater appeal of the Company's products to hospitals and other buyers who prefer a comprehensive and more cost-effective package.

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

         The Company submitted a Premarket Notification 510(k) application to the FDA for the Photon(TM) laser cataract system in September 1993. The FDA requested clinical support data for claims made in the 510(k), and in October 1994 the Company submitted an IDE application to provide for a "modest clinical study" in order to collect the data required by the FDA for clearance of the Photon(TM) laser cataract system. The FDA granted this IDE in May 1995 for a Phase I Feasibility Study. The Company began human clinical trials in April 1996 and completed the Phase I study in November 1997. The Company started Phase II trials in September 1998 and completed numerous cases of treatment group and control group patients which were included in the Company's submission to the FDA. The Company received a warning letter dated August 30, 2000, from the Office of Compliance, Center for Devices and Radiological Health of the Food and Drug Administration ("FDA") relating to the human clinical trials of its Photon(TM) Laser Cataract System. The warning letter concerns the conditions found by the FDA during several audits at Company's clinical sites. The FDA's comments were isolated to the administrative procedures of compiling data from the clinical sites. The Company responded to the warning letter in a submission dated September 27, 2000. In the submission the Company took corrective action that included submitting a revised clinical protocol and case report forms and procedures for the collection and control of data. In a subsequent letter dated November 2, 2000 to the Company, the FDA requested clarification of two issues. The Company believes that these issues have been resolved. Subsequent to the warning letter the Company has received approval to continue its clinical trials and is in the process of collecting more data. The Company expects to complete its trials later in 2001.


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

         An action was brought against the Company in September 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees. Discovery has taken place and the Company has paid royalties of $15,000 to bring all payments up to date through June 30, 2001. However, the legal action has not been dismissed as a result of the payments. The Company is in the process of working with Photomed International, Inc. and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future. It is anticipated that once the parties can agree on correct calculations on the royalties, the legal action will dismissed.

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

         An Action was brought against the Company on March 7, 2000 in the Third District Court of Salt Lake County, State of Utah, by Merrill Corporation that alleges that the Company owes the plaintiff approximately $20,000 together with interest thereon at the rate of 10% per annum from August 30, 1999 plus cost and attorney fees. The complaint alleges a breech of contract relative to printing services. The Company has filed an answer to the complaint and discovery is proceeding. The Company believes that the complaint against the Company is without merit and intends to vigorously defend against the action.

         The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company's financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

         At the annual shareholders meeting held on November 29, 2000, the following matters were acted upon: (i) four directors consisting of Thomas F. Motter, Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz were elected to serve until the next annual shareholders meeting and until their respective successors are elected and qualified (with votes cast of 7,552,l82 shares for, 66,357 shares against and l,067,100 abstaining on each of the nominees); (ii) the Company's l995 Stock Option Plan was amended to authorize an additional 500,000 shares of Common Stock to be available for issuance under the Plan (with votes cast of 8,062,164 shares for, 573,222 against and 50,253 shares abstaining on the motion); (iii) stock options were granted to Robert L. Frome, Patrick N. Kolenik and Steven J. Bayern, former directors of the Company, to each receive options to purchase 75,000 shares of Common Stock at $4.00 per share, and to Dr. David M. Silver and Randall A. Mackey, current directors of the Company, to each receive options to purchase 75,000 shares of Common Stock at $6.00 per share (with votes cast of 7,876,819 shares for, 673,801 shares against and 40,621 shares abstaining on the motion); and (iv) the appointment of Tanner & Co. as the Company's independent accountants for the fiscal year ending December 31, 2000 was ratified (with votes cast of 8,522,006 for, 123,012 votes against and 40,621 abstaining on the motion).

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


                               Common Stock               Class A Warrants
Period (Calendar Year)         Price Range                  Price Range
                           -----------------------------------------------------
                            High         Low           High            Low
--------------------------------------------------------------------------------

1999
----

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

Results of Operations

Fiscal Year Ended December 31, 2000, Compared to Fiscal Year Ended
------------------------------------------------------------------
December 31, 1999:
------------------

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

         Research and development expenses increased by $205,000, or 17%, to $1,425,000 for the twelve months ended December 31, 2000, from $1,220,000 for the same period in 1999. This increase was due in part as the result of added personnel in engineering and regulatory affairs, increasing personnel costs by $91,000. Expenses related to new product development increased by $32,000, and FDA clinical expenses increased by $14,000.

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

Fiscal year ended December 31, 1999, Compared to Fiscal year Ended
------------------------------------------------------------------
December 31, 1998:
------------------

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

         As the Company has gained regulatory approval of its products, it has been aggressive in gaining market presence. The majority of revenues to date have been derived from the sales of product in foreign countries. Because of the foreign nature of these revenues and the more liberal acceptance of customers in order to gain market share and product awareness, the Company has experienced difficulty in the collection of receivables. As of December 31, 2000, the Company's allowance for doubtful accounts was 19% of total outstanding receivables. The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, frequent direct communication with the customer subsequent to delivery of the system, and requiring prepayment in part or in full prior to shipment. As the Company's products gain awareness and acceptance in the marketplace, the Company will focus increasing attention on the customers credit worthiness and ability to pay.

         In addition, the Company has recorded an allowance for obsolete inventory of $489,000 which is approximately 10% of total inventory at December 31, 2000. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability is uncertain. While such items may be used in the future, the Company determined, based on current expectations and the rapid progression of technology, to record an allowance for such inventory on hand.

         As of December 31, 2000, the Company had raised approximately $260,000 through a $20,000,000 equity line of credit under an investment banking arrangement, which the Company will continue to use, if required. As of December 31, 2000, $19,740,000 was available under the equity line of credit. Management anticipates that the combination of existing working capital and the private equity line of credit will be sufficient to assure continuation of the Company's operations through December 31, 2001. The Company will also seek funding to meet its working capital requirements through other collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings, if necessary. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms.

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

Item 7. Financial Statements


PARADIGM MEDICAL INDUSTRIES, INC.
Financial Statements
December 31, 2000 and 1999

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


Salt Lake City, Utah
March 2, 2001

--------------------------------------------------------------------------------
                                                                             F-2

                                                    INDEPENDENT AUDITORS' REPORT








To the Board of Directors
VISMED, INC. dba DICON
San Diego, California

We have audited the accompanying statements of operations, stockholder' equity, and cash flows of VISMED, INC. dba DICON for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of VISMED, INC. dba DICON for the year ended December 31, 1999 in conformity with U.S. generally accepted accounting principles.


                       LAVINE, LOFGREN, MORRIS & ENGELBERG









La Jolla, California
March 15, 2000


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


                                                                                           PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           Statement of Stockholders' Equity

                                                                                      Years Ended December 31, 2000 and 1999
----------------------------------------------------------------------------------------------------------------------------

                                                       Preferred Stock
                        ------------------------------------------------------------------------------
                            Series A              Series B            Series C          Series D             Common Stock
                        ----------------------------------------------------------------------------------------------------
                        Shares   Amount     Shares    Amount     Shares    Amount    Shares    Amount      Shares    Amount
                        ----------------------------------------------------------------------------------------------------

Balance at January 1,
1999                     34,619  $     -    31,236  $      -     6,900   $     -          -   $     -    6,421,806  $  6,000

Issuance of Series D
preferred stock for
cash, net of finders
fee of $50,000 paid
to an entity controlled
by members of the board
of directors                  -        -         -         -         -         -   1,140,000    1,000            -         -

Conversion of preferred
stock                   (26,542)       -   (12,000)        -    (6,400)        -    (826,356)  (1,000)   1,238,199     1,000

Issuance of common stock
for:
  Cash                        -        -         -         -         -         -          -         -      920,900     1,000
  Exercise of warrants
    and options               -        -         -         -         -         -          -         -      166,980         -
  Assets                      -        -         -         -         -         -          -         -      819,257     1,000
  Satisfaction of
    payables                  -        -         -         -         -         -          -         -       23,426         -
  Services                    -        -         -         -         -         -          -         -      116,510     1,000

Offering costs for:
    Preferred stock           -        -         -         -         -         -          -         -            -         -
    Common stock              -        -         -         -         -         -          -         -            -         -

Amortization of unearned
  compensation                -        -         -         -         -         -          -         -            -         -

Issuance of stock options
  and warrants for
  services                    -        -         -         -         -         -          -         -            -         -





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

                        Revenue Recognition
                        Revenues for sales of products that require specific installation and acceptance by the customer are recognized upon such installation and acceptance by the customer. Revenues for sales of other surgical systems, ultrasound diagnostic devices, and disposable products are recognized when the product is shipped. The Company's policy is to obtain a signed purchase agreement and a deposit or payment in full from customers before a product is shipped. Title passes at the time of shipment.

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

                        Stock-Based Compensation
                        For stock options and warrants granted to employees the Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board
                        (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123. The appropriate disclosures required by SFAS No. 123 are included in note 11.

                        Stock options and warrants granted to non-employees for services are accounted for in accordance with SFAS 123 which requires expense recognition based on the fair value of the options/warrants granted. The Company calculates the fair value of options and warrants granted by use of the Black-Scholes pricing model

                        Use of Estimates in the Preparation of Financial Statements
                        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


6.   Long-Term          Long-term debt consists of the following:
     Debt


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


8.   Income             The provision for income taxes is different than amounts
     Taxes              which  would  be  provided  by  applying  the  statutory
                        federal income tax rate to loss before provision for income taxes for the following reasons:

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
                                          ---------------------------------



--------------------------------------------------------------------------------
                                                                            F-18

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Income             Deferred tax assets  (liabilities)  are comprised of the
     Taxes              following:
     Continued
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

                        At December 31, 1999, the Company had net operating loss carryforwards of approximately $25,000,000 and research and development tax credit carryforwards of approximately $240,000. These carryforwards are available to offset future taxable income and begin to expire in 2001 and extend to 2020. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.


9.   Capital            The Company has  established a series of preferred stock
     Stock              with a total of  5,000,000  authorized  shares and a par
                        value of $.001, and one series of common stock with a par value of $.001 and a total of 20,000,000 authorized shares.



--------------------------------------------------------------------------------
                                                                            F-19

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Capital Stock      Series A Preferred Stock
     Continued          On September 1, 1993,  the Company  established a series
                        of  non-voting  preferred  shares  designated  as the 6%
                        Series A Preferred Stock, consisting of 500,000 shares with $.001 par value. The Series A Preferred Stock has the following rights and privileges:

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


--------------------------------------------------------------------------------
                                                                            F-20

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Capital Stock      Series B Preferred Stock
     Continued          On May 9,  1994,  the  Company  established  a series of
                        non-voting  preferred shares  designated at 12% Series B
                        Preferred Stock, consisting of 500,000 shares with $.001 par value. The Series B Preferred Stock have the following rights and privileges:

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


--------------------------------------------------------------------------------
                                                                            F-21

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Capital Stock      Series C Preferred Stock
     Continued          In January 1998, the Company  authorized the issuance of
                        a total of 30,000  shares of Series C  Preferred  Stock,
                        $.001  par  value,  $100  stated  value.  The  Series  C
                        Preferred   Stock   have  the   following   rights   and
                        privileges:

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


10.  Stock Option       The  Company has a Stock  Option Plan (the Option  Plan)
     Plan and           which   reserves   300,000   shares  of  the   Company's
     Warrants           authorized but unissued common stock for the granting of
                        stock options. An amendment to the Plan increases the number of shares of common stock reserved for issuance thereunder by an aggregate of 300,000 shares.

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


--------------------------------------------------------------------------------
                                                                            F-23

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Stock Option       In addition,  the Company granted the following  options
     Plan and           and warrants to non-employees:
     Warrants
     Continued          During the year ended December 31, 2000:

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

                        During the year ended December 31, 1999:

                        The Company granted warrants to purchase 211,400 shares of common stock in connection with private placement offering of Series D preferred stock. The warrants were immediately fully vested, nonforfeitable, and fully exercisable at the date of grant. The exercise price of such warrants was equal to or in excess of the market price of the Company's common stock on the date of grant. Because these warrants were granted in connection with equity transactions they were recorded as a direct offset to capital rather than as an expense to operations.


--------------------------------------------------------------------------------
                                                                            F-24

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Stock Option       The Company  also granted  warrants to purchase  440,000
     Plan and           shares of common stock as  consideration  for consulting
     Warrants           and other  services  rendered.  390,000 of the  warrants
     Continued          were immediately fully vested, nonforfeitable, and fully
                        exercisable  at the  date of  grant  and  the  remaining
                        50,000 vested in May of 2000. The exercise price of such warrants was equal to or in excess of the market price of the Company's common stock on the date of grant.
                        These  warrants  were  valued  using  the  Black-Scholes
                        Option Pricing Model and an expense of $329,000 was recorded and is included in general and administrative expense in the statement of operations. An expense of $133,000 related to the warrants vested in May 2000 was recorded upon vesting in May 2000.



--------------------------------------------------------------------------------
                                                                            F-25

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Stock Option       A schedule of the options and warrants is as follows:
     Plan and
     Warrants
     Continued
                                                Number of           Exercise
                                   ----------------------------     Price Per
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
                                   --------------------------------------------




--------------------------------------------------------------------------------
                                                                            F-26

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Stock-Based        The Company  adopted the disclosure  only  provisions of
     Compensation       Statement of Financial  Accounting  Standards (SFAS) No.
                        123,   "Accounting   for   Stock-Based    Compensation."
                        Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

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


--------------------------------------------------------------------------------
                                                                            F-27

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Stock-Based        The following table summarizes  information  about stock
     Compensation       options and warrants outstanding at December 31, 2000:
     Continued
                            Outstanding                      Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining     Weighted                  Weighted
   Range of                 Contractual    Average                   Average
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
--------------------------------------------------------------------------------


12.  Related Party      Win Capital Corp.
     Transactions       Patrick M.  Kolenik,  a  director  of the  Company  from
                        November 1997 to January 21, 2000, is President, a director and a 25% shareholder of Win Capital Corp ("Win
                        Capital"), and Steven J. Bayern, a director of the Company from July 26, 1999 to January 21, 2000, is
                        Chairman,  a  director  and a  25%  shareholder  of  Win
                        Capital.



--------------------------------------------------------------------------------
                                                                            F-28

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

12.  Related Party      Win Capital Corp. - Continued
     Transactions       The Company  entered into an agreement  with Win Capital
     Continued          dated  August 20,  1997,  wherein Win Capital  agreed to
                        perform unspecified  investment banking services for the
                        Company  for a two year  period,  for which the  Company
                        agreed to pay Win  Capital a monthly  retainer of $2,000
                        for the first six  months of the  agreement,  $4,000 per
                        month for the  second six  months,  and $6,000 per month
                        for the remainder of the agreement.  In connection  with
                        this agreement,  the Company issued warrants to purchase
                        191,000  shares of common  stock at a price of $3.00 per
                        share. The warrants to purchase 191,000 shares of common
                        stock were  granted  in 1997 and were  fully  vested and
                        nonforfeitable  upon  issuance.  The  fair  value of the
                        warrants  of  $317,000  was  calculated   based  on  the
                        Black-Scholes  Option  Pricing Model and was recorded as
                        unearned   compensation  in  the  stockholder'    equity
                        section and was  recognized as expense over the two-year
                        period of the related agreement. In an agreement entered
                        into in February  1999,  as  settlement  of the existing
                        liability under the investment  banking  agreement,  Win
                        Capital  agreed  to accept  $7,500  in cash plus  24,200
                        shares of common stock, valued at $60,500 ($2.50 per share) based on the market price of the Company's common stock on the date of issuance.

                        In addition, the Company paid a $50,000 finders fee to Win Capital in connection with the Series D Convertible Preferred Stock Offering. Because the fee was directly related to the Series D Convertible Preferred Stock offering, it was recorded directly as a reduction of capital.

                        The Company also entered into a one-year consulting agreement dated January 19, 1999, with Win Capital to provide financial consulting services to the Company in consideration for a fee of $5,000 per month for the term of the agreement. This agreement was terminated upon entering into a new consulting agreement on October 1, 1999 with Cyndel & Co., Inc.



--------------------------------------------------------------------------------
                                                                            F-29

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

12.  Related Party      Win Capital Corp. - Continued
     Transactions       Prior to the  initial  closing of the Series D preferred
     Continued          stock offering,  the Company  borrowed  $25,000 from Win
                        Capital. The loan bore interest at a rate of 10% per annum, and was paid back at the end of six months. In connection with the loan, the Company issued warrants to Win Capital to purchase 35,000 shares of Common Stock, at an exercise price equal to the closing price of the Common Stock on the business day immediately prior to the issuance date of the warrants, or $2.25 per share.
                        The warrants were nonforfeitable and fully vested upon issuance. The fair value of the warrants of $15,000 was calculated based on the Black-Scholes pricing model and was recorded as an expense upon issuance.

                        On April 23, 1999, the Company also agreed to issue warrants to Win Capital to purchase 25,000 shares of Common Stock at an exercise price equal to $4.00 per share, upon the condition that Win Capital exercise its previously outstanding warrants to purchase 35,000 shares of Common Stock at $2.25 per share within 72 hours after receiving notice that the stock to be issued upon such exercise had been registered in an effective Registration Statement. The exercise price of $4.00 for the new warrants exceeded the market price of approximately $3.50 at the date of issuance. Because the warrants to purchase 25,000 shares were issued to induce exercise of previously existing warrants, they were considered a direct cost of capital, therefore no expense for such warrants was recorded.

                        Cyndel & Co., Inc.
                        Prior to the initial closing of the Series D preferred stock offering, the Company borrowed $75,000 from Cyndel & Co., Inc. ("Cyndel"), of which Messrs. Kolenik and
                        Bayern are each an officer, a director and a 50% shareholder. The loan bore interest at a rate of 10% per annum, and was paid back at the end of six months. In connection with the loan, the Company issued warrants to Cyndel to purchase 105,000 shares of Common Stock, at an exercise price equal to the closing price of the Common Stock on the business day immediately prior to the issuance date of the warrants, or $2.25 per share. The warrants were nonforfeitable and fully vested upon issuance. The fair value of the warrants of $45,000 was calculated based on the Black-Scholes pricing model and was recorded as an expense upon issuance.


--------------------------------------------------------------------------------
                                                                            F-30

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

12.  Related Party      Cyndel & Co., Inc. - Continued
     Transactions       In addition,  on April 23, 1999,  the Company  agreed to
     Continued          issue  warrants to Cyndel to purchase  75,000  shares of
                        Common  Stock at an  exercise  price  equal to $4.00 per
                        share,  upon the  condition  that Cyndel  exercises  its
                        previously  outstanding  warrants  to  purchase  105,000
                        shares  of Common  Stock at $2.30  per  share  within 72
                        hours after receiving notice the stock to be issued upon
                        such  exercise  had  been  registered  in  an  effective
                        registration statement.  The exercise price of $4.00 for
                        the  new   warrants   exceeded   the  market   price  of
                        approximately $3.50 at the date of issuance. Because the warrants to purchase 75,000 shares were issued to induce exercise of previously existing warrants, they were considered a direct cost of capital, therefore no expense for such warrants was recorded.

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


--------------------------------------------------------------------------------
                                                                            F-31

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

12.  Related Party      Cyndel & Co., Inc. - Continued
     Transactions       Besides a monthly  retainer,  the  Company has agreed in
     Continued          the April 1, 2000  consulting  agreement  to pay  Cyndel
                        additional  compensation of an unspecified  amount to be
                        mutually  agreed upon if Cyndel  brings to the Company a
                        candidate  for  merger,  acquisition,  joint  venture or
                        other  combination  or  relationship,  and  the  Company
                        enters into a business  relationship  with such  entity.
                        The April 1, 2000 consulting  agreement is automatically
                        renewable for additional,  successive  one-year  periods
                        through March 31, 2003,  unless either party delivers to
                        the other party on or before  January 1 of the  contract
                        year  written  notice  of its  intent  not to renew  the
                        agreement.  In accordance  with this  agreement,  during
                        2000  the  Company  paid  Cyndel   $500,000  and  issued
                        warrants to purchase 150,000 shares of common stock at an exercise price of $4.00 as commission for the private placement transaction in which 750,000 shares of common stock were sold for net proceeds of approximately
                        $1,974,000. The warrants issued and the commissions paid were considered direct costs of capital, therefore no expense was recorded but such amounts were recorded as a direct reduction of capital.

                        Thomas F. Motter, Chairman & CEO
                        Thomas F. Motter, Chairman of the Board and Chief Executive Officer of the Company, leases his former residence, which he still owns, to the Company for $2,500 per month. The primary use of the residential property is for housing accommodations for the Company's employees living outside of Utah while they are working at the Company's corporate headquarters in Salt Lake City. The Company has obtained an appraisal from an independent appraiser, which has concluded that the monthly rate of $2,500 represents the fair market rate for leasing the residential property. This lease agreement was terminated on October 31, 2000.

--------------------------------------------------------------------------------
                                                                            F-32

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Related Party      Thomas F. Motter, Chairman & CEO - Continued
     Transactions       On January 21, 2000 the Board of  Directors  granted Mr.
     Continued          Motter,  CEO  and  President,   100,000  shares  of  the
                        Company's  Common  Stock.  61,111  shares of this  total
                        amount were  considered  repayment for 61,111 shares Mr.
                        Motter  previously issued to Douglas A. MacLeod prior to
                        the  Company's  initial  public  offering  in July 1996,
                        under  a  settlement   agreement  to  terminate  certain
                        anti-dilution rights granted Mr. MacLeod by the Company.
                        Prior to its  initial  public  offering  the Company had
                        entered  into  an  agreement   with  Mr.   MacLeod  that
                        prohibited the Company from issuing shares of common stock that would dilute the holdings of Mr. MacLeod below certain levels. In cancellation of this agreement, Mr. MacLeod agreed to accept 20,000 shares of common stock from the Company and a total of 100,000 shares of common stock from two officers of the Company in exchange for $1,000. Based on the value assigned by the Company's investment banker of $1.50 per share, the Company recognized $30,000 of expense for the 20,000 shares issued by the Company and $149,000 of expense and additional paid-in capital for the 100,000 shares sold by the officers. On January 21, 2000, the Board of Directors approved the issuance of 61,110 shares to Mr.
                        Motter as repayment of his personal shares used to settle the anti-dilution agreement. Because expense associated with the original settlement was recorded in 1997, no expense was recorded for the repayment. The balance of 38,889 shares was deemed by the Board as a bonus for work done by Mr. Motter since the initial public offering. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $486,000 was recognized.

                        Other Relationships
                        On January 21, 2000 the Board of Directors granted Michael W. Stelzer, a former officer of the Company, 20,000 shares of the Company's Common Stock as part of a severance agreement, and as part of settlement of Mr. Stelzer's employment agreement. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $250,000 was recognized.

                        On June 5, 2000 the Company issued Mark Miehle 28,500 shares of the Company's Common Stock for a signing bonus as part of Mr. Miehle's employment agreement. The market price on the date of the grant was $6.8125 per share, and compensation expense in the amount of $194,000 was recognized.

--------------------------------------------------------------------------------
                                                                            F-33

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Related Party      Other Relationships - Continued
     Transactions       Randall A.  Mackey,  a  director  of the  Company  since
     Continued          January 21, 2000,  and a former  director of the Company
                        from September 1995 to September 3, 1998, is President and a shareholder of the law firm of Mackey Price &
                        Williams, which rendered legal services to the Company in connection with the Company's public offering and other corporate matters. Legal fees and expenses paid to Mackey Price & Williams for the fiscal years ended
                        December 31, 2000 and 1999 totaled $167,022 and $53,324,
                        respectively.


13.  Supplemental       During  the year ended  December  31,  2000 the  Company
     Cash Flow          acquired  the assets  and  liabilities  of Ocular  Blood
     Information        Flow,  Ltd.  (OBF)  in  a  purchase   transaction.   The
                        transaction required the payment of $100,000 and 100,000
                        shares  of  common  stock.   The  Company  recorded  the
                        following:

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


--------------------------------------------------------------------------------
                                                                            F-34

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Supplemental       Actual amounts paid for interest and income taxes are as
     Cash Flow          follows:
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
                                        -----------------------------------



14.  Export Sales       Total sales  include  export  sales by major  geographic
                        area as follows:

                                                    Years Ended
                                                   December 31,
                                        -----------------------------------
Geographic Area                                2000             1999
---------------
                                        -----------------------------------

Far East                                $        2,428,000  $       556,000
South and Central America                          415,000          266,000
Middle East                                        200,000          151,000
Europe                                           1,357,000           30,000
Canada                                             138,000           34,000
                                        -----------------------------------

                                        $        4,538,000  $     1,037,000
                                        -----------------------------------


15.  Profit             The Company has adopted a profit  sharing plan  pursuant
     Sharing Plan       to which an amount equal to 10% of the pretax profits of
                        the Company will be set aside for the benefit of the Company's officers and key employees. This amount will only be paid if the Company's qualified pretax profits exceed $10,000,000 for any fiscal year prior to December
                        31, 2001.

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



--------------------------------------------------------------------------------
                                                                            F-35

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Commitments        Consulting Agreements
     and                During  the year ended  December  31,  1999 the  Company
     Contingencies      entered a consulting  agreement with a former officer of
                        the Company, which expires in 2004 and requires annual payments of $25,000 through 2003 and a payment of $12,500 in 2004.

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

                        The Company has a consulting agreement with an individual requiring payments of 2,000 shares of common stock per month through May 2001, at which time the agreement is renewable for an additional six months. Per the agreement, the Company also granted warrants to purchase 50,000 shares of its common stock at an exercise price of $4.00 per share. The warrants are nonforfeitable, exercisable for a period of ten years from the date of grant and become fully vested and exercisable in May 2001. The value of the warrants of $28,000 was computed on the grant date using the Black-Scholes pricing model and will be recorded as an expense upon vesting in May 2001.

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

--------------------------------------------------------------------------------
                                                                            F-36

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Commitments        Litigation - Continued
     and                An action was brought  against the Company in  September
     Contingencies      2000 by  PhotoMed  International,  Inc.  and  Daniel  M.
     Continued          Eichenbaum  in the  Third  District  Court of Salt  Lake
                        County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed
                        International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees.
                        Currently, some discovery has taken place and the Company is endeavoring to determine the amount of royalties that are currently due.

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


--------------------------------------------------------------------------------
                                                                            F-37

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Commitments        Litigation - Continued
     and                The   Company   may   become  or  is  subject  to  other
     Contingencies      investigations,   claims  or  lawsuits  ensuing  out  of
     Continued          conduct  of its  business,  including  those  related to
                        environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any other such items which it believes could have a material adverse effect on the financial statements.

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

--------------------------------------------------------------------------------
                                                                            F-38

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

18.  Fair Value of      The  Company's  financial  instruments  consist of cash,
     Financial          receivables,  payables,  and notes payable. The carrying
     Instruments        amount of cash,  receivables  and payables  approximates
                        fair  value  because of the  short-term  nature of these
                        items.   The  carrying   amount  of  the  notes  payable
                        approximates fair value as the individual borrowings bear interest at market interest rates.


19.  Recent             In June 1999, the FASB issued SFAS No. 137,  "Accounting
     Accounting         for  Derivative   Instruments  and  Hedging  Activities-
     Pronounce-         Deferral of the  Effective  date of FASB  Statement  No.
     ments              133."  SFAS 133  establishes  accounting  and  reporting
                        standards  for  derivative   instruments   and  requires
                        recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

 -------------------------------------------------------------------------------
                                                                            F-39

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

Board Meetings and Committees

         The Board of Directors held a total of six meetings during the fiscal year ended December 31, 2000. The Audit Committee of the Board of Directors consists of directors Robert L. Frome, Dr. David M. Silver, and Randall A. Mackey. The Audit Committee met once during the fiscal year. The Audit Committee is primarily responsible for reviewing the services performed by the Company's independent public accountants and internal audit department and evaluating the Company's accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Thomas F. Motter, Dr. David M. Silver, and Randall A. Mackey. The Compensation Committee met three times during the fiscal year. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options. No director attended fewer than 75% of all meetings of the Board of Directors during the 2000 fiscal year.

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


Item 10. Executive Compensation

         The following table sets forth, for each of the last three fiscal years, the compensation received by Thomas F. Motter, Chairman of the Board, and Chief Executive Officer of the Company and other executive officers (collectively, the "Named Executive Officers") whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal years ended December 31, 2000, 1999 and 1998.

Summary Compensation Table
--------------------------


                                                                                     Long Term Compensations
                          Annual Compensation                                   Awards                    Payouts

                                                       Other                  Securities
                                                       Annual     Restricted  Underlying    Long-term    All Other
Name and Principal                                   Compensa-      Stock       Options     Incentive    Compensa-
     Position        Period  Salary($)   Bonus($)    ion ($)(6)   Awards($)   /SARs(#)      Paymout($)    tion($)(4)
--------------------------------------------------------------------------------------------------------------------

Thomas F. Motter     2000(1) $  178,357 $ 486,113 (6)       0           0           0                0    $ 28,792(5)
  Chairman of the    1999(2) $  141,208                     0           0      50,000(7)             0    $  5,000
  Board and Chief    1998(3) $  122,497                     0           0      37,400(8)             0    $  6,000
  Executive Officer

Mark R. Miehle       2000(1) $  235,201 $ 194,000 (9)       0           0           0                0    $  6,000
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

         The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31,2000, as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 2000.


                                                        Number of Securites Underlying       Value of Unexercised
                                                           Unexercised Options/SARs       In-the-Money Options/SARs
                                                           At December 31, 2000(#)         At December 31, 2000($)
                       Shares Acquired       Value
         Name          On Exercise (#)   Realized ($)    Exercisable     Unexercisable   Exercisable   Unexercisable
  ---------------------------------------------------------------------------------------------------------------------

  Thomas F. Motter                     -             -          193,450               -             -                -

  Mark R. Miehle                       -             -           40,000         110,000             -                -

  John W. Hemmer                  57,450    $  287,250           75,000               -             -                -

  Curtis G. Page                       -             -           10,620          19,460             -                -

  Richard D. Dirkson              -5,040    $   25,200            3,750          26,250             -                -



Director Compensation

         On September 10, 1999, the outside directors consisting of Patrick M. Kolenik, Steven J. Bayern and Robert L. Frome, who were then directors of the Company, were each granted stock options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. Messrs. Kolenik and Bayern resigned as directors on January 21, 2000, and Randall A. Mackey and Dr. David M. Silver were appointed to fill the vacancies. On April 19, 2000, Messrs. Mackey and Silver were each granted options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $6.00 per share. Outside directors are also reimbursed for their expenses in attending board and committee meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefore. The warrants were not issued at a discount to the then market price.


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

         The Company entered into employment agreements with Mark R. Miehle, which commenced on June 5, 2000 and will expire on June 4, 2003. The agreement requires Mr. Miehle to devote substantially all of his working time to the

Company, provided that he may be terminated for "cause" (as provided in the agreement) and prohibits him from competing with the Company for two years following the termination of his employment agreement. The agreement provides for the payment of an initial annual base salary of $150,000, effective as of June 5, 2000, and the issuance of stock options to purchase 150,000 shares of the Company's Common stock at $6.00 per share, to be vested in equal annual amounts over a three year period. The agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Board of Directors. Mr. Miehle's total compensation for 2000 exceeded the new contract amount due to payments received prior to effective date.

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


                                                        Percent of
Name and Address(1)          Number of Shares           Ownership(2)

Thomas F. Motter(3)                  763,950                6.1%
Mark R. Miehle    (4)                198,966                1.6%
John W. Hemmer    (5)                 83,013                 *
Dr. David M. Silver(6)               180,666                1.4%
Randall A. Mackey(6)                 175,384                1.39%
Keith D. Ignotz(7)                    75,000                 *

Executive officers and
directors as a group
     (6 persons)                     673,529                5.3%
---------------

*Less than 1%.

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

(2) Assumes no exercise of the options or any warrants that the Company may have issued and no conversion of outstanding shares of the Company's Series A, Series B, Series C, and Series D Preferred Stock into shares of Common Stock.

(3) Includes options to purchase 193,450 shares of Common Stock granted to Mr. Motter under the 1995 Option Plan.

(4) Includes options to purchase 150,000 shares of Common Stock granted to Mr. Miehle under the Company's 1995 Option Plan.

(5) Includes options to purchase 75,000 shares of Common Stock granted to Mr. Hemmer.

(6) Includes options to purchase 170,000 shares of Common Stock granted to each of Dr. Silver and Mr. Mackey.

(7) Includes options to purchase 75,000 shares of Common Stock granted to Mr. Ignotz.

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

Win Capital Corp.

         Patrick M. Kolenik, a director of the Company from November 1997 to January 21, 2000, is President, a director and a 25% shareholder of Win Capital Corp ("Win Capital"), and Steven J. Bayern, a director of the Company from July 26, 1999 to January 21, 2000, is Chairman, a director and a 25% shareholder of Win Capital.

         The Company entered into an agreement with Win Capital dated August 20, 1997, wherein Win Capital agreed to perform unspecified investment banking services for the Company for a two year period, for which the Company agreed to pay Win Capital a monthly retainer of $2,000 for the first six months of the agreement, $4,000 per month for the second six months, and $6,000 per month for the remainder of the agreement. In connection with this agreement, the Company issued warrants to purchase 191,000 shares of common stock at a price of $3.00 per share. The warrants to purchase 191,000 shares of common stock were granted in 1997 and were fully vested and nonforfeitable upon issuance. The fair value of the warrants of $317,000 was calculated based upon Black-Scholes pricing model and was recorded as unearned compensation in the stockholders' equity section and was recognized as expense over the two-year period of the related agreement. In an agreement entered into in February 1999, as settlement of the existing liability under the investment banking agreement, Win Capital agreed to accept $7,500 in cash plus 24,200 shares of common stock, valued at $60,500 ($2.50 per share) based on the market price of the Company's common stock on the date of issuance.

         In addition, the Company paid a $50,000 finders fee to Win Capital in connection with the Series D Convertible Preferred Stock Offering. Because the fee was directly related to the Series D Convertible Preferred Stock offering, it was recorded directly as a reduction of capital.

         The Company also entered into a one-year consulting agreement dated January 19, 1999, with Win Capital to provide financial consulting services to the Company in consideration for a fee of $5,000 per month for the term of the agreement. This agreement was terminated upon entering into a new consulting agreement on October 1, 1999 with Cyndel & Co., Inc. The Company paid $10,000 in fees to Win Capital during 1999.

         Prior to the initial closing of the Series D preferred stock offering, the Company borrowed $25,000 from Win Capital. The loan bore interest at a rate of 10% per annum, and was paid back at the end of six months. In connection with the loan, the Company issued warrants to Win Capital to purchase 35,000 shares of Common Stock, at an exercise price equal to the closing price of the Common Stock on the business day immediately prior to the issuance date of the warrants, or $2.25 per share. The warrants were nonforfeitable and fully vested upon issuance. The fair value of the warrants of $15,000 was calculated based on the Black-Scholes pricing model and was recorded as an expense upon issuance.

         On April 23, 1999, the Company also agreed to issue warrants to Win Capital to purchase 25,000 shares of Common Stock at an exercise price equal to $4.00 per share, upon the condition that Win Capital exercise its previously outstanding warrants to purchase 35,000 shares of Common Stock at $2.25 per share within 72 hours after receiving notice that the stock to be issued upon such exercise had been registered in an effective Registration Statement. The exercise price of $4.00 for the new warrants exceeded the market price of approximately $3.50 at the date of issuance. Because the warrants to purchase

25,000 shares were issued to induce exercise of previously existing warrants, they were considered a direct cost of capital, therefore no expense for such warrants was recorded.

Cyndel & Co., Inc.

         Prior to the initial closing of the Series D preferred stock offering, the Company borrowed $75,000 from Cyndel & Co., Inc. ("Cyndel"), of which Messrs. Kolenik and Bayern are each an officer, a director and a 50% shareholder. The loan bore interest at a rate of 10% per annum, and was paid back at the end of six months. In connection with the loan, the Company issued warrants to Cyndel to purchase 105,000 shares of Common Stock, at an exercise price equal to the closing price of the Common Stock on the business day immediately prior to the issuance date of the warrants, or $2.25 per share. The warrants were nonforfeitable and fully vested upon issuance. The fair value of the warrants of $45,000 was calculated based on the Black-Scholes pricing model and was recorded as an expense upon issuance.

         In addition, on April 23, 1999, the Company agreed to issue warrants to Cyndel to purchase 75,000 shares of Common Stock at an exercise price equal to $4.00 per share, upon the condition that Cyndel exercises its previously outstanding warrants to purchase 105,000 shares of Common Stock at $2.30 per share within 72 hours after receiving notice the stock to be issued upon such exercise had been registered in an effective registration statement. The exercise price of $4.00 for the new warrants exceeded the market price of approximately $3.50 at the date of issuance. Because the warrants to purchase 75,000 shares were issued to induce exercise of previously existing warrants, they were considered a direct cost of capital, therefore no expense for such warrants was recorded.

         On October 1, 1999, the Company entered into a consulting agreement with Cyndel, in which Cyndel agreed to perform unspecified investment banking services for the Company for a one-year period, for which the Company agreed to pay Cyndel a monthly retainer of $8,333.33, plus reimburse Cyndel for any expenses incurred in connection with such investment banking services. The Company paid $33,333.32 in fees to Cyndel during 1999. The October 1, 1999 consulting agreement was terminated when the Company entered into a new consulting agreement with Cyndel on April 1, 2000. Under the terms of the April 1, 2000 consulting agreement, Cyndel has agreed to perform unspecified investment banking services for the Company for a one-year period, for which the Company agreed to pay Cyndel a monthly retainer of $16,666.66, plus reimburse Cyndel for any expenses incurred in connection with such investment banking services.

         Besides a monthly retainer, the Company has agreed in the April 1, 2000 consulting agreement to pay Cyndel additional compensation of an unspecified amount to be mutually agreed upon if Cyndel brings to the Company a candidate for merger, acquisition, joint venture or other combination or relationship, and the Company enters into a business relationship with such entity. The April 1, 2000 consulting agreement is automatically renewable for additional, successive one-year periods through March 31, 2003, unless either party delivers to the other party on or before January 1 of the contract year written notice of its intent not to renew the agreement. The Company did not provide written notice to cancel this contract on or before January 1, 2001. In accordance with this agreement, during 2000 the Company paid Cyndel $500,000 and issued warrants to purchase 150,000 shares of common stock at an exercise price of $4.00 as commission for the private placement transaction in which 750,000 shares of common stock were sold for net proceeds of approximately $1,974,000. The warrants issued and the commissions paid were considered direct costs of capital, therefore no expense was recorded but such amounts were recorded as a direct reduction of capital.

Thomas F. Motter, Chairman & CEO

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

         On January 21, 2000 the Board of Directors granted Mr. Motter, CEO and President, 100,000 shares of the Company's Common Stock. 61,111 shares of this total amount were considered repayment for 61,111 shares Mr. Motter previously issued to Douglas A. MacLeod prior to the Company's initial public offering in July 1996, under a settlement agreement to terminate certain anti-dilution rights granted Mr. MacLeod by the Company. Prior to its initial public offering the Company had entered into an agreement with Mr. MacLeod that prohibited the Company from issuing shares of common stock that would dilute the holdings of Mr. MacLeod below certain levels. In cancellation of this agreement, Mr. MacLeod agreed to accept 20,000 shares of common stock from the Company and a total of 100,000 shares of common stock from two officers of the Company in exchange for $1,000. Based on the value assigned by the Company's investment banker of $1.50 per share, the Company recognized $30,000 of expense for the 20,000 shares issued by the Company and $149,000 of expense and additional paid-in capital for the 100,000 shares sold by the officers. On January 21, 2000, the Board of Directors approved the issuance of 61,110 shares to Mr. Motter as repayment of his personal shares used to settle the anti-dilution agreement. Because expense associated with the original settlement was recorded in 1997, no expense was recorded for the repayment. The balance of 38,889 shares was deemed by the Board as a bonus for work done by Mr. Motter since the initial public offering. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $486,000 was recognized.

Other Relationships

         On January 21, 2000 the Board of Directors granted Michael W. Stelzer, formerly the Vice President of Operations and Chief Operating Officer of the Company, 20,000 shares of Paradigm common stock as severance under the terms of a serrlement of Mr. Stelzer'a employment agreement. The market price on the date of grant was $12.50 per share, and compensation expense in the amount of $250,000 was recognized.

         On June 5, 2000 the Company issued Mark Miehle 28,500 shares of Paradigm common stock as a bonus for entering into an employment agreement with the Company. The market price of the Paradigm common stock on the day the shares were granted to Mr. Miehle was $6.81 per share, and compensation expense in the amount of $194,000 was recognized.

         Randall A. Mackey, a director of the Company since January 21, 2000, and a former director of the Company from September 1995 to September 3, 1998, is President and a shareholder of the law firm of Mackey Price & Williams, which rendered legal services to the Company in connection with the Company's public offering and other corporate matters. Legal fees and expenses paid to Mackey Price & Williams for the fiscal years ended December 31, 1999 and 2000 totaled $53,324 and $167,022, respectively.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits
          ------------

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.



Table No.              Document
---------              --------

2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1           Certificate of Incorporation(1)
3.2           Bylaws(1)
4.1           Warrant Agency Agreement with Continental Stock Transfer & Trust
              Company (3)
4.2           Specimen Common Stock Certificate (2)
4.3           Specimen Class A Warrant Certificate(2)
4.4           Form of Class A Warrant Agreement(2)
4.5           Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6           Warrant to Purchase Common Stock with Note Holders re bridge financing (1)
4.7           Warrant to Purchase Common Stock with Mackey Price & Williams (1)
4.8           Specimen Series C Convertible Preferred Stock Certificate(4)
4.9 Certificate of the Designations, Powers, Preferences and Rights of the Series Convertible Preferred Stock(4)
4.10          Specimen Series D Convertible Preferred Stock Certificate (7)
4.11 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (7)
4.12          Warrant to Purchase Common Stock with Cyndel & Co. (7)
4.13          Warrant Agreement with KSH Investment Group, Inc. (7)
4.14          Warrant to Purchase Common Stock with R.F. Lafferty & Co., Inc.
              (7)
4.15          Warrant to Purchase Common Stock with Dr. David B. Limberg (10)
4.16          Warrant to Purchase Common Stock with John W. Hemmer (10)
4.17          Stock Purchase Warrant with Triton West Group, Inc.(12)
4.18          Warrant to Purchase Common Stock with KSH Investment Group, Inc.
              (12)
4.19 Warrants to Purchase Common Stock with Consulting for Strategic Growth, Ltd.(12)
10.1          Exclusive Patent License Agreement with Photomed(1)
10.2          Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3          Lease with Eden Roc (4)
10.4          1995 Stock Option Plan and forms of Stock Option Grant Agreement
              (1)
10.5          Form of Promissory Note with Note Holders re bridge financing (1)
10.6 Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare Manufacturing Corporation (5)
10.7 Agreement for Purchase and Sale of Assets with Humphrey Systems Division of Carl Zeiss, Inc. (5)
10.8          Employment Agreement with Thomas F. Motter (6)
10.9 Asset Purchase Agreement with Mentor Corp., Mentor Opthalmics, Inc. and Mentor or Medical, Inc. (8)
10.10 Transition Services Agreement with Mentor Corp., Mentor Opthalmics, Inc., and Mentor Medical, Inc. (8)
10.11         Severance Agreement and General Release with Michael W. Stelzer
              (8)
10.12         Consulting Agreement with Dr. Michael B. Limberg (8)
10.13         Renewed Consulting Agreement with Dr. Michael B. Limberg (10)

10.14         Mutual Release and Settlement Agreement with Zevex International,
              Inc. (8)
10.15         Consulting Agreement with Douglas Adams (8)
10.16 Agreement and Plan of Reorganization with Paradigm Subsidiary, Inc., and Vismed, Inc. d/b/a Dicon (9)
10.17 Agreement and Plan of Merger with Paradigm Subsidiary, Inc. and Vismed Inc. d/b/a Dicon (9)
10.18 Registration Rights Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.19 Indemnification Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.20         Consulting Agreement with Cyndel & Co., Inc. (10)
10.21 Stock Purchase Agreement with Occular Blood Flow, Ltd. and Malcolm Redman (10)
10.22         Consulting Agreement with Malcolm Redman (10)
10.23         Royalty Agreement with Malcolm Redman (10)
10.24         Registration Rights with Malcolm Redman (10)
10.25 General Financial Advisory Services Agreement with McDonald Investments Inc. (11)
10.26         Agreements with Steven J. Bayern and Patrick M. Kolenik (11)
10.27         Employment Agreement with Mark R. Miehle (12)
10.28         Employment Agreement with John W. Hemmer (12)
10.29         Private Equity Line of Credit Agreement with Triton West Group,
              Inc.(12)
10.30 Renewed General Financial Advisory Services Agreement with McDonald Investments. (12)
10.31         Renewed Consulting Agreement with Dr. Michael B. Limberg (12)
10.32         Agreement with KSH Investment Group, Inc. (12)



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

/s/Randall A. Mackey, Esq.      Secretary and Director            April 13, 2001
-------------------------


/s/David M. Silver, Ph.D        Director                          April 13, 2001
-------------------------


/s/Keith D. Ignotz              Director                          April 13, 2001
-------------------------