Form 10-Q/A
period 2001-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2002-04-30
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                 FORM 10-QSB /A

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
                                                             Number of Shares
                                                             Outstanding as of
                                                             September 30, 2001

                  Transitional Small Business Disclosure Format
                                    YES   NO X

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2001



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements
-------

         Balance Sheet (unaudited) - September 30, 2001....................   3

         Statements of Operations (unaudited) for the three and nine months ended September 30, 2001
         and September 30, 2000............................................   4

         Statements of Cash Flows (unaudited) for the nine months
         ended September 30, 2001 and September 30, 2000...................   5

         Notes to Financial Statements (unaudited).........................   6


Item 2.
-------

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations........................................................   8

PART II - OTHER INFORMATION
         Other Information.................................................  12

         Signature Page....................................................  16


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
                                                                ===============

See accompanying notes to financial statements

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



See accompanying notes to financial statements

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
                                                            ===============      ===============


See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Significant Accounting Policies:
--------------------------------

In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of September 30, 2001 and the results of its operations for the three months and nine months ended September 30, 2000 and 2001, and its cash flows for the nine months ended September 30, 2000 and 2001. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period. In June 2000, the Company acquired Vismed, Inc. dba Dicon in exchange for 921,500 shares of common stock. The business combination has been accounted for by the pooling-of-interest method in accordance with APB16. Accordingly, the historical financial statements have been restated to reflect the combination with Vismed as if it had occurred as of the beginning of the period.

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

Warrants:
---------

The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date.

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

During the three-month period ended September 30, 2001, options to purchase 100,000 shares of the Company's common stock, exercisable at $3.00 per share and expiring September 2004, were granted Barry Kaplan Associates for consulting services. The measurement date for valuation was the date of grant. The Company has recorded the fair value of these warrants at $150,000 which has been recorded as a General and Administrative consulting expense. Kaplan's consulting services extend through March 2002.

Also, during the same period 35,000 warrants to purchase the Company's common stock, exercisable at $2.00 per share and expiring March 2006, were granted Rodman & Renshaw, Inc. for consulting services. The Company has recorded the fair value of the Kaplan and Rodman & Renshaw warrants at approximately $200,000, which is being recognized as a General and Administrative consulting expense. Their consulting services terminated in the fourth quarter 2001.

Holders of the shares of Series E Preferred Stock were issued warrants to purchase shares of the Company's common stock equal to 1,000 warrants for every 200 shares purchased in the offering at an exercise price of $4.00 per share, exercisable until May 23, 2006. As a result, warrants to purchase a total of 250,470 shares of the Company's common stock were issued with the sale. The Company has recorded the fair value of these warrants at $314,000, which amount is included in the Statement of Operations as a separate line item, Deemed Dividend from Series E Preferred Detachable Warrants.

Related Party Transactions:
---------------------------

Consulting and royalty fees in the amount of $43,000 and $40,000 were paid to Malcolm Redman, president of OBF Labs during the three-month period ended September 30, 2001 and 2000, respectively. Payments for legal services to the firm of which a director is a partner were approximately $60,000 and $40,000 for the three months ended September 30, 2001 and 2000, respectively.

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

In April 2001, the Company received authorization from the CPT Code Research and Development Division of the American Medical Association to use a common procedure terminology (CPT) code for its Blood Flow Analyzer ("BFA"). The Blood Flow Analyzer collects unique information about blood flow to the eye, used to identify patients at risk for glaucoma, so that treatment can be initiated before irreversible damage to the retina occurs. The CPT code provides for a reimbursement to doctors of $57.00 per patient.

Activities for the three months ended September 30, 2001, included sales of the Mentor SIStem(TM) and accessories, sales of the A scans, A/B scans, pachymeters, ultrasonic biomicroscopes, the Ultrasound Biomicroscope Plus ("UBM+"), the Blood Flow Analyzer, perimeters and the corneal topographers. Other activities included continued expenses in connection with FDA approval of the Photon Laser Cataract Removal Workstation, development of new products, and on-going development of a direct sales force.

Results of Operations

Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

Net sales increased by $191,000, or 12%, to $1,794,000 for the three months ended September 30, 2001, from $1,603,000 for the comparable period in 2000 due principally to the resultant sales of the Blood Flow Analyzer. Slight increases in sales were also achieved for the perimeter, corneal topographer and the Ultrasonic Biomicroscope Plus. The increase in sales from these products was offset by a sales decrease in the Company's surgical line during the third quarter 2001 as compared to the third quarter 2000. The Company launched an aggressive sales and marketing program for the BFA and the UBM+ that should result in a continued growth in sales for these products. Sales from the Blood Flow Analyzer will also show increases over comparative periods because the major sales efforts began in the second quarter of 2001.

The gross margin for the three months ended September 30, 2001, of 40% was higher than the gross margin of 16% for the three months ended September 30, 2000. This was primarily attributable to a $244,000 write-down of inventory for obsolescence in the third quarter 2000.

Marketing and selling expenses increased by $442,000, or 53%, to $1,277,000, for the three months ended September 30, 2001, from $835,000 for the comparable period in 2000. Third quarter 2001 selling activities included the recruitment of a domestic sales force that covers the United States market, resulting in increased salaries, training, and travel expenses for third quarter 2001, over third quarter 2000. The salary and travel costs associated with the increased domestic sales force will be on-going in future periods and will result in higher expenses over comparative periods as the additional sales representatives were hired in the second and third quarters of 2001. Third quarter 2001 also included greater marketing and advertising expenses pertaining to the BFA and Ultrasonic Biomicroscope Plus. Marketing expenses, while fluctuating, will generally continue to exceed expenditures incurred in past comparative periods due to continued emphasis in advertising and promotional efforts.

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

Liquidity and Capital Resources

The Company used cash in operating activities of $6,463,000 for the nine months ended September 30, 2001, compared to $4,300,000 for the nine months ended September 30, 2000. The increase in cash used by operating activities for the first nine months of 2001 was primarily attributable to increased staffing for research and development, product development expenditures, travel, and expenditures connected with FDA approval, salaries, training and travel expenses related to staffing of a domestic sales force, slower collections on receivables in relation to sales, and the building of inventory in anticipation of fourth quarter sales of the Blood Flow Analyzer and Ultrasonic Biomicroscope Plus. Traditionally, fourth quarter sales are the strongest of the year, and therefore, an investment in inventory was made to meet sales demand. The Company used cash in investing activities of $177,000 for the nine months ended September 30, 2001 compared to $602,000 in the same period in 2000. The decrease in cash used in investing activities in the first nine months of 2001 was primarily due to the purchase in first quarter 2000 of computer equipment and software to upgrade the Company's information system and furniture and equipment added with the move to a larger facility, and cash paid in acquisition of OBF during the second quarter 2000. Net cash provided by financing activities was $6,748,000 for the nine months ended September 30, 2001, compared to $7,041,000 for the same period in 2000. During the first nine months of 2000, the Company received approximately $7,155,000 from the exercise of Common Stock warrants. During the first nine months of 2001, the Company received approximately $674,000 from the sale of Common Stock to Triton West Group, $4,607,000 through a private placement of its Series E Convertible Preferred Stock, and $1,539,000 through a private placement of its Series F Convertible Preferred Stock.

The Company currently has a private equity line of credit agreement with Triton West Group, Inc., (Triton), which allows the Company to sell $20 million of common stock over a three year period beginning June 30, 2000 to Triton by tendering put notices to purchase shares. As of September 30, 2001 approximately $19,067,000 was available under the equity line of credit.

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

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning July 1, 2002 and will reassess the useful lives of its separately recognized intangible assets in the third quarter of fiscal 2002. The Company will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of SFAS 142, the Company will perform a transitional impairment review related to the carrying value of goodwill as of July 1, 2002 by the end of the third quarter of fiscal 2002. The Company is currently in the process of determining its reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS 142 and quantifying the anticipated impact of adopting the provisions of SFAS 142. Amortization of goodwill was $60,000 for the nine months ended September 30, 2001.

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

Part II: Other Information

On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets (the Agreement) with the Humphrey Systems Division of Carl Zeiss, Inc. (Humphrey Systems) to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are diagnostic instruments. These include the Ultrasonic Biometer Model 820, the A Scan System, the A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging, and end-user collateral materials for each of the product lines. The sum of the agreement was $500,000, payable in the form of 78,947 shares of Common Stock which were issued to Humphrey Systems, and 26,316 shares of Common Stock which were issued to Douglas Adams. If the net proceeds received by Humphrey Systems from the sale of the shares issued pursuant to the Agreement is less than $375,000, after payment of commissions, transfer taxes and other expenses relating to the sale of such shares, the Company is required to issue additional shares of Common Stock, or pay additional funds to Humphrey Systems as is necessary to increase Humphrey System's net proceeds from the sale of the assets to $375,000. Since Humphrey Systems realized only $162,818 from the sale of 78,947 shares of Paradigm's common stock, Paradigm issued 80,000 additional shares in January 1999, to enable Humphrey Systems to receive its guaranteed amount. The amount of $21,431 was paid to the Company as excess proceeds from the sale of this additional stock.

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

Item 1. Legal Proceedings

An action was brought against the Company in March 2000 by George Wiseman, a former employee, in the Third District Court of Salt Lake County, State of Utah. The complaint alleges that the Company owes Mr. Wiseman 6,370 shares of its common stock plus costs, attorney's fees and a wage penalty (equal to 1,960 additional shares of Paradigm common stock) pursuant to Utah law. The action is based upon an extension of the written employment agreement. The Company believes the complaint is without merit and intends to vigorously defend against the action.

An action was brought against the Company in September 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees. Discovery has taken place and the Company has paid royalties of $15,000 to bring all payments up to date through June 30, 2001. However, the legal action has not been dismissed as a result of the payment. The Company is in the process of working with PhotoMed International, Inc. and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future. It is anticipated that once the parties can agree on correct calculation on the royalties, the legal action will be dismissed.

The Company received demand letters dated September 14, 2000 and October 17, 2000 from Mentor Corporation (Mentor) claiming that the Company failed to register 485,751 shares of common stock issued to Mentor under the Asset Purchase Agreement dated October 15, 1999, among the Company, Mentor, Mentor Ophthalmics, Inc. and Mentor Medical, Inc. The Asset Purchase Agreement related to the Company's purchase of Mentor's phacoemulsification product line in consideration for the issuance by the Company to Mentor of 485,751 shares of its common stock, valued at the sum of $1,500,000 at the time of closing.

The Asset Purchase Agreement required the Company to register the 485,751 shares of common stock issued to Mentor whenever the Company determined to register any of its shares of common stock. Mentor alleges that because the Company did not register the 485,751 shares in a Registration Statement, which became effective on January 6, 2000 (the January 6,2000 Registration Statement), that it was unable to sell the shares at the time and, as a result, lost approximately $5,000,000 due to Company's alleged breach of the Asset Purchase Agreement.

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

On July 2, 2001, the Company entered into a settlement agreement with Mentor in which the Company agreed to issue 350,000 shares of its common stock to the Mentor in exchange for the release by Mentor of all its claims against the Company in connection with the registration of the 485,751 shares of the Company's common stock previously issued and an orderly sale by Mentor of the 350,000 shares as well as the remaining amount of the 485,751 shares that Mentor was previously issued and currently holds. This settlement resulted in an expense of $812,000, recorded in the second quarter of 2001. In addition, the Company agreed to issue an additional 120,000 shares of its Common Stock to Mentor if the Company did not file a Registration Statement with the Securities and Exchange Commission (SEC) to register the 350,000 shares of Common Stock issuable thereunder within 30 days from the date of the settlement agreement. The Company timely filed a Registration Statement with the SEC to register the 350,000 shares of Common Stock issuable thereunder.

An action was brought against the Company on August 7, 2000 in the Third District Court, Salt Lake County, State of Utah, by Merrill Corporation that alleges that the Company owes the Plantiff approximately $20,000 together with interest thereon at the rate of 10% per annum from August 30, 1999 plus cost and attorney fees. The complaint alleges the breech of contract relative to printing services. The Company has filed an answer to the complaint and discovery is proceeding. The Company believes that the complaint against the Company is without merit and intends to vigorously defend against the action.

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


(b) Reports on Form 8-K No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

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

BARRY KAPLAN ASSOCIATES
623 River Road. Fair Haven, New Jersey 07704
Tel (732) 747-0702 Fax (732) 758-1837
email: smallkap@aol.com

April 23, 2001

Dr. Tom Motter
PARADIGM MEDICAL INDUSTRIES, INC.
2355 South 1070 West
Salt Lake City, UT 84119

Dear Dr. Motter,

Thank you for the opportunity to present our financial public relations program. We are pleased to submit this proposal to provide professional services to PARADIGM MEDICAL INDUSTRIES, INC. This proposal will serve to explain the qualifications of our firm, the scope and approach of the services which we would like to provide, and our commitment to render the best in financial public relations.

We believe that there are certain factors, which make us especially qualified to serve PARADIGM MEDICAL INDUSTRIES, INC.:

o We have extensive experience in providing financial contacts and services to publicity held companies such as yours. This experience allows us to communicate effectively with the market makers, retail brokers, analysts, investment advisors, financial media, and other interested stock market professionals.
o Our staff is composed of highly motivated professionals with mature judgment and extensive experience.
o We have experience not just as public relations specialists, but as business people. You can, therefore, expect us to appreciate the viewpoint and the needs of the business community.

We are unique. We help a company to become known in several new and important regional financial communities. This exposure can be of benefit to the company in several ways, all of which are of interest to present stockholders while providing long-term success to the program. These benefits include: additional regional market makers, greater liquidity, higher trading volume and a greater awareness of the company's operations by the investing and general public. We sincerely believe that our firm can fully satisfy all of your needs for quality financial public relations services. We will be happy to provide you with any additional information you consider necessary.

We look forward to the opportunity of serving you,

Very truly yours,
By: /s/ Andrew J. Kaplan Dated: 04/23/01
----------------------------------------
Andrew J. Kaplan
BARRY KAPLAN ASSOCIATES
Financial Public Relations

AJK:lk
Encls.

                               PROPOSALTO PROVIDE
                     FINANCIAL PUBLIC RELATIONS SERVICES TO

                        PARADIGM MEDICAL INDUSTRIES, INC.

                                 April 23, 2001



                                TABLE OF CONTENTS

I.       SERVICES REQUIRED

II.      METHOD OF SOLUTION

III.     PERSONNEL ASSIGNED

IV.      COST AND BENEFITS



I. SERVICES REQUIRED

PUBLIC RELATIONS

Our objective is to expand the knowledge of PARADIGM MEDICAL INDUSTRIES. INC. in the financial marketplace by reaching additional brokers and analysts and through exposure in the financial press with your company's story.

Specifically, we will do the following;

1. We will prepare our Background Highlights report on PARADIGM MEDICAL INDUSTRIES, INC.

2. We will communicate your company's story more effectively to both its current to stockholders and the correct investment community audience.

II. METHOD OF SOLUTION

We circulate our Background Highlights report to select contacts in the U.S. and Canada. Based on the response from this initial sample group of innovators (approximately 150 people in 50 cities), we then set up a schedule of mailings and meetings for the Company and further develop additional interest in the cities chosen.

Using such aids as your news releases, annual reports, quarterlies, corporate brochures and stockholders' letters, which we help you develop, and through the publicity we generate, we build a large following in the financial community. We are specialists in working with those innovative investment professionals who seek out interesting companies for purchase by their clients. Besides having a large specialized following we have an excellent reputation.

We review monthly the objectives, problems and actions being taken in the marketing of your company to the financial community.

III.  PERSONNEL ASSIGNED

We propose to service PARADIGM MEDICAL INDUSTRIES, INC. through individuals who have considerable experience with publicly held companies. These individuals are available at any time to respond to your needs. Our firm is still small enough that communications are not hampered by lines of authority. Our goal is to have enough people familiar with your operations so that you do not have to wait for service when one person is unavailable.

V. COST AND BENEFITS

Our monthly fee is five thousand dollars ($5,000). A one-year contract is requested. In addition, we request a three-year, non-cancelable, option on 100,000 registered shares of common stock priced at $3.00. Expenses incurred on the client's behalf are reimbursable to us upon monthly billing. Expenditures of more than two hundred and fifty dollars must have prior approval from the Company. We require two months payment of fee at the inception of the program. This represents payment for the first month of our service fee, as well as prepayment for the month of termination. We expect our monthly fee to be received on the first day of every subsequent month. After the initial term, the agreement will continue to renew for additional one-year terms or it can be canceled upon thirty days written notice at the end of each year term by either party. We will prepare the Background Highlights Report, setup of database and innovator mailing of our report on your Company as part of this agreement at a one-time cost to you of five thousand dollars ($5,000) and update this report in the future at no additional cost.

Should the Company be successful in raising additional money through a source introduced by us, we would expect to receive a finder's fee in the amount equal to 1% of the funds involved.

Throughout our relationship, we will endeavor to maintain a balance between the quality and timeliness of our service on one hand and related costs on the other. We look forward to a long and mutually satisfactory relationship.

By:/s/ Tom Motter Dated: 4/21/01
--------------------------------
ACCEPTANCE
Mr. Tom Motter
PARADIGM MEDICAL INDUSTRIES, INC.



                                  End of Filing