Form 10QSB
period 2002-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2002-05-15
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended March 31, 2002 Commission File Number: 0-28498

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
YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.



Common Stock, $.001 par value                                16,434,716
-----------------------------                                ----------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2002

Series A Preferred, $.001 par value                          5,627
-----------------------------------                          -----
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2002

Series B Preferred, $.001 par value                          8,986
------------------------------------                         ------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2002

Series C Preferred, $.001 par value                          0
------------------------------------                         ---
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2002

Series D Preferred, $.001 par value                          10,000
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             March 31, 2002

Series E Preferred, $.001 par value                          13,050
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             March 31, 2002

Series F Preferred, $.001 par value                          40,116
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             March 31, 2002

                  Transitional Small Business Disclosure Format
                                    YES NO X

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2002



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements
-------

         Balance Sheet (unaudited) - March 31, 2002  ....................   3

         Statements of Operations (unaudited) for the three months
         ended March 31, 2002 and March 31, 2001 ........................   4

         Statements of Cash Flows (unaudited) for the three months
         ended March 31, 2002 and March 31, 2001.........................   5

         Notes to Financial Statements (unaudited).......................   8


Item 2.
-------

         Management's Discussion and Analysis or
         Plan of Operation   ............................................  10

PART II - OTHER INFORMATION
         Other Information...............................................  13

         Signature Page..................................................  16


--------------------------------------------------------------------------------

                        PARADIGM MEDICAL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                             March 31,
                                                                               2002
                                                                          -------------
                                                                           (Unaudited)
ASSETS
Current Assets
  Cash & Cash Equivalents                                                 $     1,143,000
  Receivables, Net                                                              1,581,000
  Prepaid Expenses                                                                383,000
  Inventory                                                                     5,165,000
                                                                          ---------------
                                                   Total Current Assets         8,272,000

Intangibles, Net                                                                2,967,000
Property and Equipment, Net                                                       821,000
Deposits and Other Assets                                                         263,000
                                                                          ---------------
                                                           Total Assets        12,323,000
                                                                          ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                                          788,000
  Accrued Expenses                                                              1,512,000
  Current Portion of Long-term Debt                                                44,000
                                                                          ---------------
                                             Total Current Liabilities          2,344,000

  Long-term Debt                                                                  124,000
                                                                          ---------------
                                                      Total Liabilities         2,468,000

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at March 31, 2002                                 -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at March 31, 2002                                 -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at March 31, 2002                                  -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 10,000 shares at March 31, 2002                                -
     Series E
        Authorized:  50,000; issued and
        outstanding: 13,050 at March 31, 2002                                       -
     Series F
        Authorized:  50,000; issued and
        outstanding: 40,116 at March 31, 2002                                       -
Common Stock, Authorized:
40,000,000 Shares, $.001 par value; issued and
    outstanding: 16,436,716 at March 31, 2002                                      17,000
    Additional paid-in-capital                                                  4,282,000
Accumulated Deficit                                                           (44,444,000)
                                                                          ---------------
                                             Total Stockholders' Equity         9,855,000
                                                                          ---------------
                             Total Liabilities and Stockholders' Equity      $ 12,323,000
                                                                          ===============



See accompanying notes to financial statements                                          3


                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                        Three Months Ended
                                          March 31,

                                        2002           2001
                                     (Unaudited)    (Unaudited)


Sales                              $  1,537,000  $   1,496,000

Cost of Sales                           841,000        745,000
                                   ------------   ------------

                    Gross Profit        696,000        751,000
                                   ------------   ------------
Operating Expenses:
  Marketing and Selling               1,015,000        745,000
  General and Administrative            998,000      1,223,000
  Research, development and service     750,000        680,000
                                   ------------   ------------
        Total Operating Expenses      2,763,000      2,648,000
                                   ------------   ------------

Operating Income (Loss)              (2,067,000)    (1,897,000)

Other Income and (Expense):
  Interest Income                         4,000         15,000
  Interest Expense                      (10,000)        (1,000)
                                   ------------   ------------
    Total Other Income and
    (Expense)                            (6,000)        14,000
                                   ------------   ------------
Net loss before provision
    for income taxes                 (2,073,000)    (1,883,000)

Income taxes                                 -               -
                                   ------------   ------------
                        Net Loss   $ (2,073,000)  $ (1,883,000)
                                   ============   ============

Net Loss Per Common Share - Basic
    and Diluted                           $(.13)         $(.15)
                                          =====          =====

Weighted Average Outstanding
    Shares - Basic and Diluted       15,775,000      12,689,000
                                   ============    ============


See accompanying notes to financial statements                                 4

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                Three Months Ended March 31,
                                                                     2002                 2001
                                                                 (Unaudited)          (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                                   $   (2,073,000)     $    (1,883,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                                132,000              159,000
       Issuance of Common Stock for Services                         18,000                    -
       Issuance of Stock Option/Warrant for Services                                     142,000
       Provision for Losses on Receivables                          (10,000)             183,000

(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                    824,000              266,000
       Inventories                                                  191,000              (51,000)
       Prepaid Expenses                                             (55,000)            (137,000)
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                      (430,000)             (10,000)
       Accrued Expenses and Deposits                                 69,000              (53,000)
                                                            ---------------      ---------------
       Net Cash Used in Operating Activities                     (1,334,000)          (1,384,000)
                                                            ---------------      ---------------
Cash Flow from Investing Activities:
  Purchase of Property and Equipment                               (110,000)            (164,000)
  Increase in Patents and Intangibles                                     -              (22,000)
  Other Assets                                                                            11,000
  Net Cash Paid in Acquisition                                     (100,000)                   -
                                                            ---------------      ---------------
       Net Cash Used in Investing Activities                       (210,000)            (175,000)
                                                            ---------------      ---------------
Cash Flows from Financing Activities:
  Additions to notes payable                                              -              114,000
  Principal Payments on Notes Payable                               (15,000)             (36,000)
  Sale of stock and exercise of warrants                                  -              380,000
                                                            ---------------      ---------------
       Net Cash (Used) Provided by Financing Activities             (15,000)             458,000
                                                            ---------------      ---------------

Net Decrease in Cash and Cash Equivalents                        (1,559,000)          (1,101,000)

Cash and Cash Equivalents at Beginning of Period                  2,702,000            2,194,000
                                                            ---------------      ---------------
Cash and Cash Equivalents at End of Period                  $     1,143,000      $     1,093,000
                                                            ===============      ===============

Supplemental Disclosure of Cash Flow Information:

  Cash Paid for Interest                                    $        10,000      $         1,000
                                                            ===============      ===============
  Cash Paid for Income Taxes                                $             -      $             -
                                                            ===============      ===============



See accompanying notes to financial statements                                                 5

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Significant Accounting Policies:

In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001, and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

In January 2002, the Company purchased certain assets and lease obligations of Innovative Optics, Inc. ("Innovative Optics") by issuing an aggregate of 1,272,825 shares of its common stock (636,412) shares are held in escrow pending the result of a project to educe the cost of the disposable razor blades utilized by the microkeratome, which was acquired in the transaction), warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share, exercisable over a period of three years from the closing date, and $100,000 in cash. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141").

Reclassifications

Certain amounts in the financial statements for the three months ended March 31, 2001 have been reclassed to conform with the presentation of the current period financial statements.

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

Preferred Stock Conversions:

Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended March 31, 2002, no shares of Series A Preferred Stock or Series B Preferred Stock were converted to the Company's Common Stock.

Holders of Series D Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 1 share of common stock for each share of preferred stock. During the three months ended March 31, 2002, no shares of Series D Preferred Stock were converted to the Company's Common stock.

Holders of Series E Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2002, 6,250 shares of Series E Preferred Stock were converted to the Company's Common stock.

Holders of Series F Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2002, 7,243 shares of Series F Preferred Stock were converted to shares of the Company's Common stock.

Warrants:

The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date.

The purchase agreement between the Company and Innovative Optics included warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share, exercisable over period of three years from the closing date. The Company valued the warrants at approximately $295,000, which amount was included in the purchase price.

Related Party Transactions:

Payments for legal services to the firm of which a director is a partner were approximately $53,000 and $38,000 for the three months ended March 31, 2002 and 2001, respectively.

Supplemental Cash Flow Information

In January 2002, the Company acquired certain assets and liabilities of Innovative Optics in a purchase transaction. The transaction required the issuance of 1,272,825 shares of common stock, warrants to purchase 250,000 shares of the Company's common stock and $100,0000. There were 636,413 shares of common stock held in escrow as of March 31, 2002 pending the results of a blade cost reduction project. The final adjustments to the intangibles have not yet been made. The Company recorded the following:



Inventory                                           $       225,000
Goodwill and intangibles                                  1,949,000
Property, Plant and Equipments                               35,000
Common stock and warrants issued                         (2,109,000)
                                                    ----------------
Net cash paid                                       $       100,000
                                                    ================



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements, which address matters that are subject to a number of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. The Company's fiscal year runs from January 1 to and including December 31.

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

Its ultrasound diagnostic products technology were acquired from Humphrey Systems in 1998. In October 1999, the Company purchased the inventory and design and production rights of another line of surgical equipment, also designed to perform minimally invasive cataract surgery. The line includes the Mentor SIStem
(TM), the Odyssey (TM), and the Surgitrol (TM). In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist Thirty Thousand (TM) in which the Company purchased the raw material and finished goods inventory to bring manufacture of this product in-house. The Dicon (TM) perimeter and the Dicon (TM) topographer were added to product line when the Company acquired Vismed in June 2000. The blood flow analyzer was acquired when Ocular Blood Flow LTD (OBF) was purchased in June 2000. The Company received approval for ISO 9000 and CE Mark certifications in June 2000, enabling the Company to market its diagnostic and surgical products in the European community. The Company has successfully maintained its ISO approval and CE Mark certifications to date.

Activities for the three months ended March 31, 2002, included sales of the Company's products and related accessories and disposable products. Other activities included continued expenses in connection with FDA approval of the Photon laser system and FDA approval for expanded use for the Blood Flow Analyzer. In January 2002, the Company acquired certain assets of Innovative Optics which included the patents , inventory, work in process and finished goods relating to the Innovatome(TM), a microkeratome, and microkeratome blades.

Results of Operations

Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

Net sales for the three months ended March 31, 2002 were approximately $1,537,000 as compared to $1,496,000 for the same period of 2001. The leader of product sales was the Blood Flow Analyzer(TM) generating approximately $270,000, or 18% of total revenues for the period. Blood Flow Analyzer(TM) sales were minimal in the first three months of 2001 because the major launch of the product began in the second quarter of 2001. Sales of the Ultrasonic Biomicroscope Plus were approximately $194,000 during the first quarter 2002, or 13% of total quarterly revenues, compared to $162,000, or 11% or total revenues for the same period last year. Revenues from the ultrasonic product line, not including the Ultrasonic Biomicroscope Plus and the surgical line, totaled approximately $636,000 during the three months ended March 31, 2002, or 41% of total revenues, compared to $673,000, or 45% of total revenues for the same period last year. Sales of the diagnostic products acquired in the Dicon transaction decreased from $560,000, or 37% of total revenues for the three months ended March 31, 2001 to $284,000, or 18% of total revenues for the current quarter of 2002.

Marketing and selling expenses increased by approximately $270,000 to $1,015,000, for the three months ended March 31, 2002, from $745,00 for the comparable period in 2001. The Company increased its domestic sales force that covers the United States market in the second and third quarters of 2001. This effort resulted in increased payroll related expenses and travel reimbursements of approximately $151,000 to $592,000 in 2002, compared to $441,000 for the same period in 2001. The first quarter of 2002 also included additional marketing and advertising expenses including tradeshow expenses, of $55,000, resulting in total marketing expenses of $327,000, compared to $272,000 for the three months ended March 31, 2001. Marketing expenses, while fluctuating, may continue to exceed expenditures incurred in past comparative periods due to continued emphasis in advertising and promotional efforts.

General and administrative expenses decreased by approximately $225,000 to $998,000 for the three months ended March 31, 2002, from $1,223,000 for the comparable period in 2001 due principally to the recording of a provision for potential doubtful accounts of approximately $183,000 in 2001. The Company believed the allowance for doubtful accounts receivable was adequate, therefore, no increase was recorded during the three months ended March 31, 2002. Additionally, the operations of OBF contributed approximately $37,000 in general and administrative expenses during the three months ended March 31, 2001, compared to minimal expenses for 2002 as OBF was closed during the third quarter 2001.


Research, development and service expenses were approximately $750,000 for the three months ended March 31, 2002, compared to $680,000 recorded in the same period of 2001, an increase of approximately $70,000. Service department expenses increased in the first quarter 2002 over the same period of 2001 by approximately $25,000 due principally to the addition of a service technician subsequent to March 31, 2001. Production development and support expenses, which includes indirect manufacturing costs of purchasing, shipping and supervisory personnel, increased by approximately $30,000 in the first quarter 2002 compared to the same period a year go due mainly to increased personnel in 2002, compared to the staffing level in 2001.

Other expense increased by $20,000 for the three months ended March 31, 2002 to $6,000, from income of $14,000 for the same period in 2001as a result of a decrease in interest income and an increase in interest expense from capital leases entered into in 2001.

Liquidity and Capital Resources

The Company used cash in operating activities of $1,334,000 for the three months ended March 31, 2002, compared to $1,384,000 for the three months ended March 31, 2001. The decrease in cash used by operating activities for the first three months of 2002 was primarily attributable to increased collections on receivables. The Company used cash in investing activities of $210,000 for the three months ended March 31, 2002 compared to $175,000 in the same period in 2001. The increase in cash used in investing activities in the first three months of 2002 was primarily due to the cash paid in the acquisition of certain assets of Innovative Optics and capital equipment. Net cash used in financing activities was $15,000 for the three months ended March 31, 2002, compared to cash provided by financing activities of $458,000 for the same period in 2001, due principally to the addition of capital lease obligations and the sale of shelf stock and warrants during the 2001 period.

The Company currently has a private equity line of credit agreement with Triton West Group, Inc. ("Triton"), which allows the Company to sell $20 million of its common stock over a three year period beginning June 30, 2000 to Triton by tendering put notices to purchase shares. The available balance on this line at March 31, 2002 was approximately $19,000,000.

In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. The Company anticipates that the combination of existing working capital, benefits from sales of the Company's products and the private equity line of credit will be sufficient to assure the Company's operations through December 31, 2002. It is difficult to determine at this time the overall effect that the unfortunate events of September 11, 2001, will have upon the economy of the country as a whole and, particularly, upon operations of the Company during the months going forward.

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

Effect of Inflation and Foreign Currency Exchange

The Company has not realized a reduction in the selling price of its products as a result of domestic inflation, nor has it experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers.

Impact of New Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), was issued and is effective for all business combinations on or after July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. SFAS No. 141 will also require that the Company evaluate existing intangible assets and goodwill acquired in prior business combinations and make any necessary reclassifications, in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company has determined that SFAS No. 141 will not have a material impact on the financial statements.

Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), was issued and is effective for all periods beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for intangible assets associated with acquisitions. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company will also be required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period, with any impairment loss being recognized as the cumulative effect of a change in accounting principle. SFAS 142 may have a material impact on the Company's financial statements. In January 2002, the Company acquired certain assets, including intangibles and goodwill, of Innovative Optics, Inc. This acquisition resulted in goodwill and other intangible assets of $1,949,000. These assets will be subject to ongoing valuation analysis in accordance with SFAS 142 which may result in impairment losses if future valuations do not support the recoverability of such assets.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the results of operations or financial position. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

Part II: Other Information

Item 1. Legal Proceedings


An action was brought against the Company in March 2000 by George Wiseman, a former employee, in the Third District Court of Salt Lake County, State of Utah. The complaint alleges that the Company owes Mr. Wiseman 6,370 shares of its common stock plus costs, attorney's fees and a wage penalty (equal to 1,960 additional shares of the Company's common stock) pursuant to Utah law. The acion is based upon an extension of a written employment agreement. The Company believes the complaint is without merit and intends to vigorously defend against the action.

An action was brought against the Company in September 2000 by Photomed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to Photomed International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees. Discovery has taken place and the Company has paid royalties of $15,000 to bring all payments up to date through March 31, 2002. However, the legal action has not been dismissed as a result of the payments. The Company is in the process of working with Photomed International, Inc. and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future. It is anticipated that once the parties can agree on correct calculations on the royalties, the legal action will be dismissed.


An Action was brought against the Company on March 7, 2000 in the Third District Court of Salt Lake County, State of Utah, by Merrill Corporation that alleges that the Company owes the plaintiff approximately $20,000 together with interest thereon at the rate of 10% per annum from August 30, 1999, plus costs and attorney's fees. The complaint alleges a breach of contract relative to printing services. The Company has filed an answer to the complaint and discovery is proceeding. The Company believes that the complaint brought by Merrill Corporation is without merit and intends to vigorously defend against the action.

The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities

The total number of authorized shares of the Company's common stock was increased from 20,000,000 to 40,000,000 shares at a special meeting of the shareholders held on January 28, 2002.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At a special meeting of the shareholders held on January 28, 2002, the proposed amendment to the Company's Certificate of Incorporation was approved to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000 shares (with votes cast of 10,474,115 for, 1,076,070 votes against and 39,740 votes abstaining).

Item 5. Other Information

In October 2001, the Company made a supplemental submission to the Food and Drug Administration (FDA) for its 510(k) predicate device application for the Photon(TM) laser system. In December 2001, the Company received a preliminary review from the FDA regarding the supplemental submission. As a result of that preliminary review, the Company submitted additional clinical information to the FDA on February 6, 2002. On May 7, 2002, the Company received a letter from the FDA requesting further clinical information. The Company is in the process of generating the additional clinical information in response to the letter. The Company expects to make a submission to the FDA with the additional clinical information within the third quarter of 2002.


Item 6. Exhibits and Reports on Form 8-K



         (a)      Exhibits
                  --------
          The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Table No.                            Document

2.1      Amended   Agreement  and  Plan  of  Merger  between   Paradigm  Medical
         Industries,   Inc.,  a  California  corporation  and  Paradigm  Medical
         Industries, Inc., a Delaware corporation(1)
3.1      Certificate of Incorporation(1)
3.2      Amended Certificate of Incorporation(16)
3.3      Bylaws (1)
4.1      Warrant  Agency  Agreement  with  Continental  Stock  Transfer  & Trust
         Company(3)
4.2      Specimen Common Stock Certificate (2)
4.3      Specimen Class A Warrant Certificate(2)
4.4      Form of Class A Warrant Agreement(2)
4.5      Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6      Warrant to Purchase Common Stock with Note Holders re bridge  financing
         (1)
4.7      Warrant to Purchase Common Stock with Mackey Price & Williams (1)
4.8      Specimen Series C Convertible Preferred Stock Certificate(45)
4.9 Certificate of the Designations, Powers, Preferences and Rights of the Series Convertible Preferred Stock(4)
4.10     Specimen Series D Convertible Preferred Stock Certificate (7)
4.11 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (10)
4.12     Warrant to Purchase Common Stock with Cyndel & Co. (7)
4.13     Warrant Agreement with KSH Investment Group, Inc. (7)
4.14     Warrant to Purchase Common Stock with R.F. Lafferty & Co., Inc. (7)
4.15     Warrant to Purchase Common Stock with Dr. David B. Limberg (10)
4.16     Warrant to Purchase Common Stock with John W. Hemmer (10)
4.17     Stock Purchase Warrant with Triton West Group, Inc. (12)
4.18     Warrant to Purchase Common Stock with KSH Investment Group, Inc. (12)
4.19 Warrants to Purchase Common Stock with Consulting for Strategic Growth, Ltd. (12)
10.1     Exclusive Patent License Agreement with Photomed(1)
10.2     Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3     Lease with Eden Roc (4)
10.4     1995 Stock Option Plan and forms of Stock Option Grant Agreement (1)
10.5     Form of Promissory Note with Note Holders  re bridge financing (1)
10.6 Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare Manufacturing Corporation (5)

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

(5) Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 1, 1998.
(6) Incorporated by reference from Quarter Report on Form 10-QSB, as filed on November 12, 1998.
(7) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(8) Incorporated by reference from Annual Report on Form 10-KSB, as filed on March 30, 2000.
(9)      Incorporated by reference from Form 8-K, as field on June 5, 2000
(10) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(11) Incorporated by reference from Report on Form 10-QSB, as filed on November 1, 2000.
(12) Incorporated by reference from Report on Form 10-KSB, as filed on March 15, 2001
(13) Incorporated by reference from Report on Form 10-QSB, as filed on August 14, 2001
(14) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2001
(15) Incorporated by reference from Current Report on Form 8-K, as filed on March 5, 2002
(16) Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3, as filed on March 20, 2002

(b) Reports on Form 8-K

A Form 8-K was filed on March 5, 2002 disclosing the acquisition of certain assets of Innovative Optics, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGISTRANT

                       PARADIGM MEDICAL INDUSTRIES, INC.
                                   Registrant





DATED: May 15, 2002                 By:/s/  Thomas F. Motter
                                  ------------------------
                                    Thomas F. Motter
                                    Chairman of the Board and Chief
                                    Executive Officer (Principal Executive
                                    Officer)

DATED: May 15, 2002                 By:/s/ Heber C. Maughan
                                  ------------------------
                                    Vice President of Finance, Treasurer and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)





                                  End of Filing