Form 10QSB/A
period 2001-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2002-06-04
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-QSB\A

                                 Amendment No. 2

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
                                                             Number of Shares
                                                             Outstanding as of
                                                             September 30, 2001

                  Transitional Small Business Disclosure Format
                                YES      NO X

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                  FORM 10-QSB\A

                                 Amendment No. 2

                        QUARTER ENDED SEPTEMBER 30, 2001



                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements
-------

         Balance Sheet (unaudited) - September 30, 2001....................   4

         Statements of Operations (unaudited) for the three and nine months ended September 30, 2001
         and September 30, 2000............................................   6

         Statements of Cash Flows (unaudited) for the nine months
         ended September 30, 2001 and September 30, 2000...................   7

         Notes to Financial Statements (unaudited).........................   8


Item 2.
-------

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations........................................................  10

PART II - OTHER INFORMATION
         Other Information.................................................  13

         Signature Page....................................................  18


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


See accompanying notes to financial statements

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

Net Income (Loss) Per Share:
----------------------------

Net income (loss) per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents have not been included in loss years because they are anti-dilutive. Net loss attributable to common shareholders for the first nine months of 2001 was impacted by $1,923,000 due to the beneficial conversion feature recognized on the sale of Series E and Series F Preferred Stock and $314,000 due to a deemed dividend from Series E detachable warrants.

Litigation Settlement Expense:
------------------------------

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

Warrants:
---------

The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date

During the three-month period ended March 31, 2001, warrants to purchase a total of 100,000 shares of the Company's common stock, exercisable at $4.00 per share and expiring in January 2006, were granted to KSH Investment Group Inc. for consulting services. The Company recorded the fair value of these warrants at $142,000, which was recognized as a General and Administrative consulting expense.

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

During the three-month period ended September 30, 2001, options to purchase 100,000 shares of the Company's common stock, exercisable at $3.00 per share and expiring September 2004, were granted Barry Kaplan Associates for consulting services. The measurement date for valuation was the date of grant. The recorded the value of these warrants at $150,000 which recorded as a General and Administrative consulting expense. Kaplan's consulting services extend through March 2002.

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

Supplemental Cash Flow Information:
-----------------------------------

During the nine months ended September 30, 2001, the Company acquired equipment of $236,000 with long-term debt.

During the nine months ended September 30, 2000 the Company acquired the assets and liabilities of Ocular Blood Flow, Ltd. (OBF)in a purchase transaction. The transaction required the payment of $100,000 and 100,000 shares of common stock. The Company recorded the following:



Accounts receivable                             $            22,000
Prepaid                                                      18,000
Inventory                                                    28,000
Intangibles                                                 799,000
Property, Plant and Equipments                               25,000
Accounts payable                                            (48,000)
Accrued liabilities                                          (8,000)
Debt                                                        (66,000)
Common stock issued                                        (675,000)
                                                --------------------
Net cash paid                                    $           95,000
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

Activities for the three months ended September 30, 2001, included sales of the Mentor SIStem(TM) and accessories, sales of the A scans, A/B scans, pachymeters, ultrasonic biomicroscopes, the Ultrasound Biomicroscope Plus ("UBM+"), or P45, the Blood Flow Analyzer, perimeters and the corneal topographers. Other activities included continued expenses in connection with FDA approval of the Photon Laser Cataract Removal Workstation, development of new products, and on-going development of a direct sales force.

Results of Operations

Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

Net sales increased by $191,000, or 12%, to $1,794,000 for the three months ended September 30, 2001, from $1,603,000 for the comparable period in 2000 due principally to sales of the Blood Flow Analyzer of approximately $945,000, or 53% of total revenues for the period. BFA sales were minimal in 2000 because the major launch of the product began in the second quarter of 2001. Sales of the Ultrasonic Biomicroscope Plus were approximately $73,000 during the third quarter 2001, or 4% of total quarterly revenues for the period. There were no sales of the P45 in the comparable period 2000 as the Company introduced the product in the fall of 2000. Revenues from the ultrasonic product line, not including the P45, totaled approximately $115,000 during the third quarter 2001, or 6% of total revenues, compared to $477,000, or 30% of total revenues for the same period last year. Additionally, sales of the surgical line decreased by $220,000 during 2001 to $181,000, or 10% of total revenues, compared to $401,000, or 25% of total revenues for the three months ended September 30, 2000. The Company's sales and marketing efforts were focused on training its domestic sales force and on promoting the BFA and P45, which contributed to the decline of sales of the other product lines. The Company believes that growth in sales from the BFA and P45 should continue in future periods resulting in increases over comparative periods.

The gross margin for the three months ended September 30, 2001, of 40% was higher than the gross margin of 16% for the three months ended September 30, 2000. This was primarily attributable to a $244,000 write-down of inventory for obsolescence in the third quarter 2000.

Marketing and selling expenses increased by $442,000, or 53%, to $1,277,000, for the three months ended September 30, 2001, from $835,000 for the comparable period in 2000. Third quarter 2001 selling activities included the recruitment of a domestic sales force that covers the United States market, resulting in increased payroll related expenses of $200,000 and travel and training expenses of $166,000, compared to 2000. The salary and travel costs associated with the increased domestic sales force will be on-going in future periods and will result in higher expenses over comparative periods as the additional sales representatives were hired in the second and third quarters of 2001. Third quarter 2001 also included greater marketing and advertising expenses pertaining to the BFA and Ultrasonic Biomicroscope Plus of approximately $22,000. Marketing expenses, while fluctuating, may continue to exceed expenditures incurred in past comparative periods due to continued emphasis in advertising and promotional efforts.

General and administrative expenses increased $665,000, or 102%, to $1,316,000 for the three months ended September 30, 2001, from $651,000 for the comparable period in 2000. Non-cash expenses pertaining to warrants and stock compensation increased by $177,000 to $218,000 for the three months ended September 30, 2001 from $40,000 for the same period in 2000. Included in this increase were expenses recognized for warrants granted Barry Kaplan Associates and Rodman & Renshaw, Inc., and stock granted Dr. Michael Limberg for consulting services. Cash expenditures for financial consulting services increased by $169,000 in 2001 compared to the same period in 2000. For the three months ended September 30 ,2001 compared to the three months ended September 30, 2000, payroll related expenses increased by $104,000, travel expenses increased by $10,000 and amortization expense, which includes amortization of leasehold improvements, increased $30,000. Additionally, general operating expenses increased $28,000 during the current quarter compared to last year.

Research and development expenses increased $126,000, or 23%, to $682,000 for the three months ended September 30, 2001, from $556,000 for the same period in 2000. This increase was the result of the addition of engineering staff in the later part of 2000 increasing payroll related expenses by approximately $220,000, which were offset in part by a decrease of $121,000 in clinical trial expenses.

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

Sales from the Blood Flow Analyzer contributed $1,197,000, or 23% of total year to date 2001 revenues, compared to no sales during 2000 as the Company's major marketing and sales launch of the BFA commenced during the second quarter 2001. Sales of the Ultrasonic Biomicroscope Plus (P45) were $268,000, or 5% of total 2001 revenues. The Company introduced the P45 in the fall of 2000, and therefore, did not recognize any sales during the nine months ended September 30, 2000. Revenues contributed from the ultrasonic product line, with the exception of the P45, during the nine months ended September 30, 2001 totaled approximately $929,000, or 18% of total revenues, compared to $1,398,000, or 26% of total revenues for the same period in 2000. The corneal topographer and the perimeter generated approximately $1,531,000, or 30% of total 2001 revenues, compared to $2,222,000, or 42% of total revenues during the same period in 2000. Sales of the Company's surgical products were approximately $480,000, or 10% of total sales for 2001, compared to $1,142,000, or 21% of total revenues for 2000, a decrease of $661,000. The Company focused much of its sales and marketing efforts in launching the BFA and P45, and in training and developing its domestic sales force, which has contributed to the decline of sales in the other product lines.

The gross margin for the nine months ended September 30, 2001 was 40%, compared to 32% for the nine months ended September 30, 2000. The lower gross margin for the nine months ended September 30, 2000 was attributable to the $244,000 write-down of inventory in the third quarter 2000.

Marketing and selling expenses increased by $158,000, or 6%, to $2,885,000 for the nine months ended September 30, 2001, from $2,727,000 for the comparable period in 2000 due primarily to an increase in payroll related expenses of $43,000 and travel expenses of $166,000 pertaining to the recruitment and training of a domestic sales force. Advertising and tradeshow expenses decreased by $91,000 during 2001 compared to the same period of 2000 due principally to the timing of promotional activities.

General and administrative expenses increased by $287,000, or 9%, to $3,610,000 for the nine months ended September 30, 2001, from $3,323,000 for the same period in 2000. Non-cash expenses pertaining to warrants and stock granted for consulting services decreased to $400,000 for the nine months ended September 30, 2001. During the comparable period of 2000, the Company granted warrants and stock to non-employees for consulting services and stock bonuses to officers which resulted in a recognized expense of $1,162,000. Cash expenditures for financial consulting services increased by approximately $377,000 in 2001 compared to the same period in 2000. For the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, payroll related expenses and travel increased by $85,000. Depreciation and amortization expense, which includes amortization of leasehold improvements, increased by approximately $148,000 due to nine months of expense recognized on capital expenditures made in 2000 and leasehold improvements made for manufacturing at the Salt Lake City location. OBF contributed $70,000 of expenses during 2001 compared to minimal expenses in 2000 as the acquisition of OBF occurred in June 2000. The Company increased the allowance for doubtful accounts by $172,000 during the nine months of 2001.

Research and development expenses increased by $451,000, or 33%, to $1,824,000 for the nine months ended September 30, 2001, from $1,373,000 for the same period in 2000. This was the result of the addition of engineering staff in the later part of 2000, which increased payroll related expenses by $487,000.

Expenses associated with the development of new products during the first nine months of 2001 increased by $89,000. Clinical expenses for the nine months ended September 30, 2001 decreased by $128,000 compared to the same period in 2000 due to the expenses related to responding to the FDA during 2000.

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

Impact of New Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133. SFAS 133 establishes accounting and reporting standards for derivative instruments and recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. In addition, the FASB has issued SFAS 138, which amends certain parts of SFAS 133. The Company believes that the adoption of SFAS 133 and 138 will not have any material effect on the financial statements of the Company.

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

An action was brought against the Company in September 2000 by Photomed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to Photomed International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees. Discovery has taken place and the Company has paid royalties of $14,735 to bring all payments up to date through June 30, 2001. However, the legal action has not been dismissed as a result of the payments. The Company is in the process of working with Photomed International, Inc. and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future. It is anticipated that once the parties can agree on correct calculations on the royalties, the legal action will be dismissed.

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

The Asset Purchase Agreement required the Company to register the 485,751 shares of common stock issued to Mentor whenever the Company determined to register any of its shares of common stock. Mentor alleges that because the Company did not register the 485,751 shares in a Registration Statement, which became effective on January 6, 2000 (the January 6, 2000 Registration Statement), that it was unable to sell the shares at the time and, as a result, lost approximately $5,000,000 due to Company's alleged breach of the Asset Purchase Agreement.

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

                                   REGISTRANT

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                                   Registrant





DATED: June 3, 2002               By:/s/  Thomas F. Motter
                                  ------------------------
                                    Thomas F. Motter
                                    Chairman of the Board and Chief
                                    Executive Officer (Principal Executive
                                    Officer)

DATED: June 3, 2002               By:/s/ Heber C. Maughan
                                  ------------------------
                                    Vice President of Finance, Treasurer and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

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