Form 10KSB/A
period 2001-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2002-06-04
CIK 916444

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

         Surgical Instruments, Accessories and Disposables: In addition to the cataract surgery equipment, the Company's surgical systems utilize or will utilize accessory instruments and disposables, some of which are proprietary to the Company. These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, instrument drapes and laser cataract probes. The Company intends to expand its disposable accessories as it further penetrates the cataract surgery market and expands the treatment applications for its Workstation(TM). These products contributed approximately 8% and 14% of total revenues for 2001 and 2000, respectively.

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

Liquidity and Capital Resources

         The Company used cash in operating activities of $8,799,000 for twelve months ended December 31, 2001, compared to $5,424,000 for the twelve months ended December 31, 2000. The Company increased its net inventory balance by

         $684,000 during the year in anticipation of building product to meet sales demand, more specifically, for the Blood Flow Analyzer and the P45 ultrasonic Biomicroscope workstation plus. Trade receivables increased mainly due to the increased sales during the fourth quarter 2001 of $787,000. The Company incurred higher operating expenses during the year related to sales and marketing and product development and service. The company used cash in investing activities of $246,000 for the twelve months ended December 31, 2001, compared to $725,000 for the year 2000. The difference was due to investment in property and equipment for production of the Precisionist(TM) system, the move to a larger facility, and cash paid for the acquisition of OBF Labs and the merger with Vismed d/b/a Dicon during 2000. Net cash provided by financing activities for the twelve months ended December 31, 2001, was $9,553,000, compared to $7,225,000 for the year ended December 31, 2000. The Company received $8,964,000 in net proceeds from two private placements, the Series E and Series F Preferred Stock offerings during 2001. The Company also sold 392,000 shares of its common stock under the $20,000,000 equity line for $673,000 in 2001 reducing the amount available under the equity line to approximately $19,000,000. Debt reduction for the year was $85,000.

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

         As of December 31, 2001 the Company had raised approximately $933,000 through a $20,000,000 equity line of credit under an investment banking arrangement, which the Company will continue to use, if required. As of December 31, 2001, approximately $19,000,000 was available under the equity line of credit. Management anticipates that the combination of existing working capital and the private equity line of credit will be sufficient to assure continuation of the Company's operations through December 31, 2002. The Company will also seek funding to meet its working capital requirements through other collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings, if necessary. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms.

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



Salt Lake City, Utah
March 6, 2002


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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Related            Under  the  terms  of  the  April  1,  2000   consulting
     Party              agreement,   the  Company   paid  Cyndel   approximately
     Transactions       $182,000 in  consulting  fees during 2000.  In addition,
     Continued          the  Company  paid  $500,000  and  issued   warrants  to
                        purchase 150,000 shares of common stock at an exercise price of $4.00 per share as commission for the private placement transaction in which 750,000 shares of common stock were sold for net proceeds of approximately
                        $1,974,000. The warrants issued and the commissions paid were considered direct costs of capital, therefore no expense was recorded but such amounts were recorded as a direct reduction of capital.

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


18.  Subsequent         On January 31, 2002, Paradigm Medical Industries,  Inc.,
     Event              a Delaware  corporation  (the  "Company")  completed the
                        purchase of certain  assets of Innovative  Optics,  Inc.
                        ("Innovative  Optics"),  pursuant  to the  terms  of the
                        Asset  Purchase  Agreement (the  "Agreement")  which the
                        Company entered into on January 31, 2002 with Innovative
                        Optics  and  Barton  Dietrich  Investments,   L.P.,  the
                        majority  shareholder of Innovative  Optics.  Innovative
                        Optics  is  a  Georgia   domiciled   corporation   which
                        manufactures and sells the Innovatome(TM), a software driven microkeratome that provides ophthalmic surgeons a means of cutting a corneal flap in refractive surgery, and microkeratome blades.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Subsequent         As  consideration  for the purchase of certain assets of
     Event              Innovative  Optics, the Company paid $100,000 and issued
     Continued          an aggregate of 1,272,825 shares of its common stock and
                        warrants to  purchase  250,000  shares of the  Company's
                        common  stock at $5.00  per  share,  exercisable  over a
                        period of three years from the closing date. The Company
                        is required to file a  registration  statement  with the
                        Securities and Exchange Commission within five months of
                        the closing  date to register the shares of common stock
                        for resale that  Innovative  Optics received as purchase
                        consideration and the shares that Innovative Optics will
                        receive  upon the exercise of the  warrants.  The assets
                        purchased  included  but were not  limited  to  patents,
                        inventory,  work in process and finished  goods relating
                        to   the    Innovatome(TM),    a   microkeratome,    and
                        microkeratome blades.

                        Of the 1,272,825 shares of the Company's common stock issued to Innovative Optics at closing, one-half the number of these shares, or 636,412 shares, remained in an escrow account maintained at the law firm of Mackey Price & Thompson (the "Disbursing Agent") pursuant to the terms of an Escrow Agreement. The Company is required to use its best efforts to implement, within 90 days of the closing, Phase I of a Blade Price Reduction Program as prepared by Igor Gradov, a consultant. Immediately after such 90 day period, the Disbursing Agent will distribute three-fourths of the shares held in escrow, or 477,309 shares, to Innovative Optics, unless the Company has certified that it has implemented Phase I of the Blade Price Reduction Program and, despite best efforts, is unable to manufacture microkeratome blades at a materials cost of $29.25 or less per blade. If the Company certifies that implementation of Phase I of the Blade Price Reduction Program has resulted in materials cost that exceeds $29.25 per blade and such certification is not disputed by Innovative Optics, the number of escrow shares disbursed to Innovative Optics will be reduced by 300 shares for every cent that the materials cost per blade exceeds $29.25. If Innovative Optics disputes the Company's certification, the dispute will be resolved by arbitration by submitting the matter for resolution to the accounting firm of KPMG LLP.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Subsequent         The Company is also  required to use its best efforts to
     Event              implement,  within six months after closing, Phase II of
     Continued          the Blade Price  Reduction  Program.  Immediately  after
                        such  six  month  period,  the  Disbursing  Agent  shall
                        disburse the  remaining  shares in escrow to  Innovative
                        Optics  unless the  Company  has  certified  that it has
                        implemented  Phase  II  of  the  Blade  Price  Reduction
                        Program  and,   despite  best  efforts,   is  unable  to
                        manufacture the microkeratome blades at a materials cost
                        of $17.25 or less per blade. If Paradigm  certifies that
                        implementation  of Phase II of the Blade Price Reduction
                        Program has  resulted in a materials  cost that  exceeds
                        $17.25 per blade and such  certification is not disputed
                        by  Innovative  Optics,  the  number  of  escrow  shares
                        disbursed  to  Innovative  Optics will be reduced by 300
                        shares for every cent that the materials  cost per blade
                        exceeds  $17.25.   If  Innovative  Optics  disputes  the
                        Company's certification, the dispute will be resolved by arbitration by submitting the matter for resolution to the accounting firm of KPMG LLP.

                        The Company  acquired from  Innovative  Optics,  the raw
                        materials, work in process and finished goods inventories. Additionally, it acquired the furniture and equipment of Innovative Optics used in the manufacturing process of the microkeratome console and the inspection and packaging of the disposable blades. The Company assumed the remaining life of the lease of the office-warehouse facility at $3,000 per month, which expires in August 2002. The Company did not continue to lease employees per the arrangement in place at the time of purchase. The Company assumed an agreement to purchase the raw blades from Medical Sterile Products, Inc., Puerto Rico, extending through December 2003. The pricing of the raw blades is based upon annual minimum purchase commitments, but the Company is not required to purchase the quantities contained in the pricing model. The Company did not assume any other liabilities.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Subsequent         The  total  purchase  price  recorded  in  January  2002
     Event              consisted  of the number of issued  shares of 636,413 at
     Continued          the  market   price  of  the  common  stock  as  of  the
                        acquisition date ($2.85 per share) of $1,814,000, the value of the warrants to purchase 250,000 shares of common stock using the Black-Scholes pricing model of $295,000 and $100,000 in cash. The escrowed shares will be issued when the conditions of the Agreement have been met, which value will be recorded at the date (s) of issue. The Company valued inventories and equipment purchased at fair market value. The intangible assets of patents, rights and trade names were valued based upon a discounted cash flow analysis of potential and estimated revenues from product and disposable blade sales. None of the purchase price was allocated to the monthly facility lease agreement, which expires in August 2002.
                        Final allocations among goodwill and the separable intangible assets of patents, rights and trade names will be determined when the final number of escrowed shares is issued.

                        The Company recorded the following:

                        Inventory                              $        225,000
                        Property, plant and equipment                    35,000
                        Intangibles:
                           Patents, rights, trade name                  530,000
                           Goodwill                                   1,419,000
                        Equity:
                           Common stock issued                       (1,814,000)
                           Warrants issued                             (295,000)
                                                               -----------------


                        Net cash paid                          $        100,000
                                                               =================


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

         Under the terms of the April 1, 2000 consulting agreement, the Company paid Cyndel approximately $182,000 in consulting fees during 2000. In addition, the Company paid $500,000 and issued warrants to purchase 150,000 shares of common stock at an exercise price of $4.00 per share as commission for the private placement transaction in which 750,000 shares of common stock were sold for net proceeds of approximately $1,974,000. The warrants issued and the commissions paid were considered direct costs of capital, therefore no expense was recorded but such amounts were recorded as a direct reduction of capital.

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


                                    PARADIGM MEDICAL INDUSTRIES, INC.

Dated:  June 4, 2002                     By:/s/ Thomas F. Motter
                                            -----------------------------
                                            Thomas F. Motter, Chairman of the
                                            Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

         Signature                          Title                     Date

/s/Thomas F. Motter            Chairman of the Board and          June 4, 2002
-------------------------      Chief Executive Officer
                               (Principal Executive Officer)


/s/Heber C. Maughan            Vice President of Finance,         June 4, 2002
-------------------------      Treasurer and Chief Financial
                               Officer (Principal Financial
                               and Accounting Officer)

/s/Randall A. Mackey, Esq.     Secretary and Director             June 4, 2002
-------------------------


/s/David M. Silver, Ph.D       Director                           June 4, 2002
-------------------------


/s/Keith D. Ignotz             Director                           June 4, 2002
-------------------------