Form 10QSB/A
period 2002-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2002-06-04
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

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
                                                             Number of Shares
                                                             Outstanding as of
                                                             March 31, 2002

                  Transitional Small Business Disclosure Format
                                YES    NO X

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                  FORM 10-QSB/A

                          QUARTER ENDED MARCH 31, 2002



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements
-------

         Balance Sheet (unaudited) - March 31, 2002  ....................   3

         Statements of Operations (unaudited) for the three months
         ended March 31, 2002 and March 31, 2001 ........................   4

         Statements of Cash Flows (unaudited) for the three months
         ended March 31, 2002 and March 31, 2001.........................   5

         Notes to Financial Statements (unaudited).......................   6


Item 2.
-------

         Management's Discussion and Analysis or
         Plan of Operation   ............................................   9

PART II - OTHER INFORMATION
         Other Information...............................................  12

         Signature Page..................................................  15


--------------------------------------------------------------------------------

See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   March 31,
                                                                     2002
                                                                -------------
                                                                 (Unaudited)
ASSETS
Current Assets
  Cash & Cash Equivalents                                       $     1,143,000
  Receivables, Net                                                    1,581,000
  Prepaid Expenses                                                      383,000
  Inventory                                                           5,165,000
                                                                ---------------
                                         Total Current Assets         8,272,000

Intangibles, Net                                                      2,967,000
Property and Equipment, Net                                             821,000
Deposits and Other Assets                                               263,000
                                                                ---------------
                                                 Total Assets        12,323,000
                                                                ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                                788,000
  Accrued Expenses                                                    1,642,000
  Current Portion of Long-term Debt                                      44,000
                                                                ---------------
                                   Total Current Liabilities          2,474,000

  Long-term Debt                                                        124,000
                                                                ---------------
                                            Total Liabilities         2,598,000

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at March 31, 2002                           -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at March 31, 2002                           -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at March 31, 2002                            -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 10,000 shares at March 31, 2002                          -
     Series E
        Authorized:  50,000; issued and
        outstanding: 13,050 at March 31, 2002                                 -
     Series F
        Authorized:  50,000; issued and
        outstanding: 40,116 at March 31, 2002                                 -
Common Stock, Authorized:
40,000,000 Shares, $.001 par value; issued and
    outstanding: 16,436,716 at March 31, 2002                            17,000
    Additional paid-in-capital                                       54,282,000
Accumulated Deficit                                                 (44,574,000)
                                                                ---------------
                                   Total Stockholders' Equity         9,725,000
                                                                ---------------
                   Total Liabilities and Stockholders' Equity      $ 12,323,000
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

In January 2002, the Company purchased certain assets and lease obligations of Innovative Optics, Inc. ("Innovative Optics") by issuing an aggregate of 1,272,825 shares of its common stock (636,412 shares are held in escrow pending the result of a project to reduce the cost of the disposable razor blades utilized by the microkeratome, which was acquired in the transaction), warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share, exercisable over a period of three years from the closing date, and $100,000 in cash. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141").

Reclassifications
-----------------

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

Preferred Stock Conversions:
----------------------------

Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended March 31, 2002, 120 shares of Series A Preferred Stock and no shares of Series B Preferred Stock were converted to the Company's Common Stock.

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

Warrants:
--------

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

Related Party Transactions:
---------------------------

Payments for legal services to the firm of which a director is a partner were approximately $53,000 and $38,000 for the three months ended March 31, 2002 and 2001, respectively.

Supplemental Cash Flow Information
----------------------------------

The Company issued 6,000 shares of common stock for consulting services per the renewal of an existing agreement which was valued at $18,000 (at the market price of the stock at the time of the renewal) and expensed in general and administrative expense. The Company issued approximately 720,000 shares of common stock pertaining to the conversion of preferred shares of the Series E and the Series F Preferred Stock Offerings. The accounting for the preferred stock conversions has a net zero effect on the Company's shareholders' equity. In addition, the Company issued 636,000 shares of common stock valued at $1,814,000 in the acquisition of certain assets of Innovative Optics, Inc.

Acquisition of Innovative Optics, Inc.
--------------------------------------

On January 31, 2002, Paradigm Medical Industries, Inc., a Delaware corporation (the "Company") completed the purchase of certain assets of Innovative Optics, Inc. ("Innovative Optics"), pursuant to the terms of the Asset Purchase Agreement (the "Agreement") which the Company entered into on January 31, 2002 with Innovative Optics and Barton Dietrich Investments, L.P., the majority shareholder of Innovative Optics. Innovative Optics is a Georgia domiciled corporation which manufactures and sells the Innovatome(TM), a software driven microkeratome that provides ophthalmic surgeons a means of cutting a corneal flap in refractive surgery, and microkeratome blades

As consideration for the purchase of certain assets of Innovative Optics, the Company paid $100,000 and issued an aggregate of 1,272,825 shares of its common stock and warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share, exercisable over a period of three years from the closing date. The Company is required to file a registration statement with the Securities and Exchange Commission within five months of the closing date to register the shares of common stock for resale that Innovative Optics received as purchase consideration and the shares that Innovative Optics will receive upon the exercise of the warrants. The assets purchased included but were not limited to patents, inventory, work in process and finished goods relating to the Innovatome(TM), a microkeratome, and microkeratome blades.

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

The Company is also required to use its best efforts to implement, within six months after closing, Phase II of the Blade Price Reduction Program. Immediately after such six month period, the Disbursing Agent shall disburse the remaining shares in escrow to Innovative Optics unless the Company has certified that it has implemented Phase II of the Blade Price Reduction Program and, despite best efforts, is unable to manufacture the microkeratome blades at a materials cost of $17.25 or less per blade. If Paradigm certifies that implementation of Phase II of the Blade Price Reduction Program has resulted in a materials cost that exceeds $17.25 per blade and such certification is not disputed by Innovative Optics, the number of escrow shares disbursed to Innovative Optics will be reduced by 300 shares for every cent that the materials cost per blade exceeds $17.25. If Innovative Optics disputes the Company's certification, the dispute will be resolved by arbitration by submitting the matter for resolution to the accounting firm of KPMG LLP.

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

The total purchase price recorded in January 2002 consisted of the number of issued shares of 636,413 at the market price of the common stock as of the acquisition date ($2.85 per share) of $1,814,000, the value of the warrants to purchase 250,000 shares of common stock using the Black-Scholes pricing model of $295,000 and $100,000 in cash. The escrowed shares will be issued when the conditions of the Agreement have been met, which value will be recorded at the date (s) of issue. The Company valued inventories and equipment purchased at fair market value. The intangible assets of patents, rights and trade names were valued based upon a discounted cash flow analysis of potential and estimated revenues from product and disposable blade sales. None of the purchase price was allocated to the monthly facility lease agreement, which expires in August 2002. Final allocations among goodwill and the separable intangible assets of patents, rights and trade names will be determined when the final number of escrowed shares is issued. The Company recorded the following:


        Inventory                                           $       225,000
        Property, Plant and Equipment                                35,000
        Intangibles:
          Patents, rights, trade name                               530,000
         Goodwill                                                1,419,000
        Equity:
          Common stock issued                                    (1,814,000)
          Warrants issued                                          (295,000)
                                                            ----------------
        Net cash paid                                       $       100,000
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

Its ultrasound diagnostic products technology were acquired from Humphrey Systems in 1998. In October 1999, the Company purchased the inventory and design and production rights of another line of surgical equipment, also designed to perform minimally invasive cataract surgery. The line includes the Mentor SIStem
(TM), the Odyssey (TM), and the Surgitrol (TM). In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist Thirty Thousand (TM) in which the Company purchased the raw material and finished goods inventory to bring manufacture of this product in-house. The Dicon (TM) perimeter and the Dicon (TM) topographer were added to product line when the Company acquired Vismed in June 2000. The blood flow analyzer was acquired when Ocular Blood Flow LTD ("OBF") was purchased in June 2000. The Company received approval for ISO 9000 and CE Mark certifications in June 2000, enabling the Company to market its diagnostic and surgical products in the European community. The Company has successfully maintained its ISO approval and CE Mark certifications to date.

Activities for the three months ended March 31, 2002, included sales of the Company's products and related accessories and disposable products. Other activities included continued expenses in connection with FDA approval of the Photon laser system and FDA approval for expanded use for the Blood Flow Analyzer(TM). In January 2002, the Company acquired certain assets of Innovative Optics which included the patents , inventory, work in process and finished goods relating to the Innovatome(TM), a microkeratome, and microkeratome blades.

Results of Operations

Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

Net sales for the three months ended March 31, 2002 were approximately $1,537,000 as compared to $1,496,000 for the same period of 2001. The leader of product sales was the Blood Flow Analyzer(TM) generating approximately $270,000, or 18% of total revenues for the period. Blood Flow Analyzer(TM) sales were minimal in the first three months of 2001 because the major launch of the product began in the second quarter of 2001. Sales of the Ultrasonic Biomicroscope Plus were approximately $194,000 during the first quarter 2002, or 13% of total quarterly revenues, compared to $162,000, or 11% or total revenues for the same period last year. Revenues from the ultrasonic product line, not including the Ultrasonic Biomicroscope Plus, and the surgical line totaled approximately $636,000 during the three months ended March 31, 2002, or 41% of total revenues, compared to $673,000, or 45% of total revenues for the same period last year. Sales of the diagnostic products acquired in the Dicon transaction decreased from $560,000, or 37% of total revenues for the three months ended March 31, 2001 to $284,000, or 18% of total revenues for the current quarter of 2002. In addition, sales attributable to the disposable blades of the microkeratome were approximately $77,000 for the three months ended March 31, 2002.

Gross profit for the three months ended March 31, 2002 was 45% of total revenues, compared to 50% for the same period in 2001. Cost of goods sold for the three months ended March 31, 2002 and 2001, respectively, did not include significant write downs of inventory.

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

Research, development and service expenses were approximately $750,000 for the three months ended March 31, 2002, compared to $680,000 recorded in the same period of 2001, an increase of approximately $70,000. Service department expenses increased in the first quarter 2002 over the same period of 2001 by approximately $25,000 due principally to the addition of a service technician subsequent to March 31, 2001. Production development and support expenses, which includes indirect manufacturing costs of purchasing, shipping and supervisory personnel, increased by approximately $30,000 in the first quarter 2002 compared to the same period a year ago due mainly to increased personnel in 2002, compared to the staffing level in 2001.

Other expense increased by $20,000 for the three months ended March 31, 2002 to $6,000, from income of $14,000 for the same period in 2001 as a result of a decrease in interest income and an increase in interest expense from capital leases entered into in 2001.


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

As of March 31, 2002, the Company has raised approximately $933,000 through a $20,000,000 equity line of credit under an investment banking arrangement, which the Company will continue to use, if required. As of March 31, 2002, approximately $19,000,000 was available under the equity line of credit. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings, if necessary. The Company anticipates that the combination of existing working capital, benefits from sales of the Company's products and the private equity line of credit will be sufficient to assure the Company's operations through December 31, 2002. Moreover, it is difficult to determine at this time the overall effect that the unfortunate events of September 11, 2001, will have upon the economy of the country as a whole and, particularly, upon operations of the Company during the months going forward.

At March 31, 2002, the Company had net operating loss carry-forwards (NOLs) of approximately $34,000,000 and research and development tax credit carry-forwards of approximately $240,000. These carry-forwards are available fo offset future taxable income, if any, and have begun to expire in 2001 and extend for twenty years. The Company's ability to use Net Operating Loss Carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

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

Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), was issued and is effective for all periods beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for intangible assets associated with acquisitions. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company will also be required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period, with any impairment loss being recognized as the cumulative effect of a change in accounting principle. SFAS No. 142 may have a material impact on the Company's financial statements. In January 2002, the Company acquired certain assets, including intangibles and goodwill, of Innovative Optics, Inc. This acquisition resulted in goodwill and other intangible assets of $1,949,000. These assets will be subject to ongoing valuation analysis in accordance with SFAS 142 which may result in impairment losses if future valuations do not support the recoverability of such assets.

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

An Action has been brought against the Company on March 7, 2000 in the Third District Court of Salt Lake County, State of Utah, by Merrill Corporation that alleges that the Company owes the plaintiff approximately $20,000 together with interest thereon at the rate of 10% per annum from August 30, 1999, plus costs and attorney's fee. The complaint alleges a breach of contract relative to printing services. The Company has filed an answer to the complaint and discovery is proceeding. The Company believes that the complaint brought by Merrill Corporation is without merit and intends to vigorously defend against the action.

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


Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At a special meeting of the shareholders held on January 28, 2002, the proposed amendment to the Company's Certificate of Incorporation was approved to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000 shares was approved (with votes cast of 10,474,115 for, 1,076,070 votes against and 39,740 votes abstaining).

Item 5. Other Information

In October 2001, the Company made a supplemental submission to the Food and Drug Administration (FDA) for its 501(k) predicate device application for the Photon
(TM) laser system. In December 2001, the Company received a preliminary review from the FDA regarding the supplemental submission. As a result of that preliminary review, the Company submitted additional clinical information to the FDA on February 6, 2002. On May 7, 2002, the Company received a letter from the FDA requesting further clinical information. The Company is in the process of generating the additional clinical information in response to the letter. The Company expects to make a submission to the FDA with the additional clinical information within the third quarter of 2002.

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

10.15    Consulting Agreement with Douglas Adams (8)
10.16 Agreement and Plan of Reorganization with Paradigm Subsidiary, Inc., and Vismed, Inc. d/b/a Dicon (9)
10.17 Agreement and Plan of Merger with Paradigm Subsidiary, Inc. and Vismed Inc. d/b/a Dicon (9)
10.18 Registration Rights Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.19 Indemnification Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
10.20    Consulting Agreement with Cyndel & Co., Inc. (10)
10.21 Stock Purchase Agreement with Occular Blood Flow, Ltd. and Malcolm Redman (10)
10.22    Consulting Agreement with Malcolm Redman (10)
10.23    Royalty Agreement with Malcolm Redman (10)
10.24    Registration Rights with Malcolm Redman (10)
10.25    Agreements with Steven J. Bayern and Patrick M. Kolenik (11)
10.26    Employment Agreement with Mark R. Miehle (12)
10.27    Employment Agreement with John W. Hemmer (12)
10.28    Private Equity Line of Credit Agreement with Triton West Group, Inc.
         (12)
10.29    Renewed Consulting Agreement with Dr. Michael B. Limberg (12)
10.30    Agreement with KSH Investment Group, Inc. (12)
10.31    Renewed Consulting Agreement with Dr. Michael B. Limberg (13)
10.32    Settlement Agreement with Mentor Corporation (13)
10.33    Consulting Agreement with Rodman & Renshaw, Inc. (13)
10.34    Consulting Agreement with Barry Kaplan Associates(14)
10.35 Asset Purchase Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P. (15)
10.36 Escrow Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P. (15)
10.37    Assignment and Assumption Agreement with Innovative Optics, Inc. (15)
10.38    General Assignment and Bill of Sale with Innovative Optics, Inc. (15)
10.39    Non-competition and Confidentiality Agreement with Mario F. Barton (15)


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

                                   REGISTRANT

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                                   Registrant





DATED: June 4, 2002                 By:/s/  Thomas F. Motter
                                    ------------------------
                                    Thomas F. Motter
                                    Chairman of the Board and Chief
                                    Executive Officer (Principal Executive
                                    Officer)

DATED: June 4, 2002                 By:/s/ Heber C. Maughan
                                    ------------------------
                                    Vice President of Finance, Treasurer and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)





                                  End of Filing