Form 10QSB
period 2002-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2002-08-14
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 30, 2002 Commission File Number: 0-28498

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
YES X    NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.



Common Stock, $.001 par value                                16,740,988
-----------------------------                                ----------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2002

Series A Preferred, $.001 par value                          5,627
-----------------------------------                          -----
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2002

Series B Preferred, $.001 par value                          8,986
------------------------------------                         ------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2002

Series C Preferred, $.001 par value                          0
------------------------------------                         ---
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2002

Series D Preferred, $.001 par value                          5,000
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             June 30, 2002

Series E Preferred, $.001 par value                          9,800
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             June 30, 2002

Series F Preferred, $.001 par value                          37,898
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             June 30, 2002

                  Transitional Small Business Disclosure Format
                                    YES NO X

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2002



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements
-------

         Balance Sheet (unaudited) - June 30, 2002    .....................   3

         Statements of Operations (unaudited) for the three and six months ended June 30, 2002
         and June 30, 2001     ............................................   5

         Statements of Cash Flows (unaudited) for the six months
         ended June 30, 2002 and June 30, 2001          ...................   6

         Notes to Financial Statements (unaudited).........................   7


Item 2.
-------

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations........................................................  10

PART II - OTHER INFORMATION
         Other Information.................................................  13

         Signature Page....................................................  16



See accompanying notes to financial statements                                 2
--------------------------------------------------------------------------------

                        PARADIGM MEDICAL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                  June 30,
                                                                    2002
                                                                 -------------
                                                                 (Unaudited)
ASSETS
Current Assets
  Cash & Cash Equivalents                                      $        558,000
  Receivables, Net                                                    1,152,000
  Prepaid Expenses                                                      459,000
  Inventory                                                           4,905,000
                                                                ---------------
                                         Total Current Assets         7,074,000

Intangibles, Net                                                      2,901,000
Property and Equipment, Net                                             776,000
Deposits and Other Assets                                               189,000
                                                                ---------------
                                                 Total Assets        10,940,000
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                              1,278,000
  Accrued Expenses                                                    1,638,000
  Current Portion of Long-term Debt                                      16,000
                                                                ---------------
                                   Total Current Liabilities          2,932,000

  Long-term Debt                                                        124,000
                                                                ---------------
                                            Total Liabilities         3,056,000


See accompanying notes to financial statements                                 3

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at June 30, 2002                           -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at June 30, 2002                           -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at June 30, 2002                            -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at June 30, 2002                           -
     Series E
        Authorized:  50,000; issued and
        outstanding: 9,800 at June 30, 2002                                  -
     Series F
        Authorized:  50,000; issued and
        outstanding: 37,898 at June 30, 2002                                 -
Common Stock, Authorized:
40,000,000 Shares, $.001 par value; issued and
outstanding: 16,740,988 at June 30, 2002                                 17,000

Additional paid-in-capital                                           54,312,000
Accumulated Deficit                                                 (46,445,000)
                                                                ---------------
                                   Total Stockholders' Equity         7,884,000
                                                                ---------------
                   Total Liabilities and Stockholders' Equity      $ 10,940,000
                                                                ===============


See accompanying notes to financial statements                                 4

                       PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                        Three Months Ended             Six Months Ended
                                             June 30,                      June 30,
                                          ------------                   ------------
                                        2002           2001           2002           2001
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Sales                              $  1,279,000   $  1,745,000   $  2,816,000   $  3,241,000

Cost of Sales                           781,000        791,000      1,622,000      1,536,000
                                   ------------   ------------   ------------   ------------

                    Gross Profit        498,000        954,000      1,194,000      1,705,000
                                   ------------   ------------   ------------   ------------
Operating Expenses:
  Marketing and Selling                 747,000        864,000      1,762,000      1,609,000
  General and Administrative          1,000,000      1,071,000      1,998,000      2,294,000
  Research, Development and Service     614,000        856,000      1,364,000      1,537,000
                                   ------------   ------------   ------------   ------------
        Total Operating Expenses      2,361,000      2,791,000      5,124,000      5,440,000
                                   ------------   ------------   ------------   ------------

Operating Income (Loss)              (1,863,000)    (1,837,000)    (3,930,000)    (3,735,000)

Other Income and (Expense):
  Interest Income                         1,000          5,000          5,000         20,000
  Interest Expense                       (9,000)       (16,000)       (19,000)       (17,000)
  Other Income (Expense)                      -         (9,000)             -         (8,000)
  Litigation Settlement (Expense)             -       (812,000)             -       (812,000)
                                   ------------   ------------   ------------   ------------
    Total Other Income and
    (Expense)                            (8,000)      (832,000)       (14,000)      (817,000)
                                   ------------   ------------   ------------   ------------
Net loss before provision
    for income taxes                 (1,871,000)    (2,669,000)    (3,944,000)    (4,552,000)

Income taxes                                 -               -              -              -
                                   ------------   ------------   ------------   ------------
Net Loss                           $ (1,871,000)  $ (2,669,000)  $ (3,944,000)  $ (4,552,000)
                                   ============   ============   ============   ============

Beneficial Conversion Feature on
    Series E Preferred Stock                  -     (1,147,000)             -     (1,147,000)
                                    ------------   ------------   ------------   ------------

Net Loss Attributable to Common
    Shareholders                    $(1,871,000)   $(3,816,000)   $(3,944,000)   $(5,699,000)
                                    ============   ============   ============   ============

Net Loss Per Common Share - Basic
    and Diluted                         $(.11)           $(.30)         $(.24)         $(.45)
                                        ======           ======         ======         ======

Weighted Average Outstanding
    Shares - Basic and Diluted       16,654,000      12,872,000    16,221,000     12,781,000
                                    ============   ============   ============   ============

See accompanying notes to financial statements                                 5

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                            Six Months Ended       Six Months Ended
                                                              June 30, 2002          June 30, 2001
                                                               (Unaudited)             (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                                  $    (3,944,000)     $    (4,552,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                                264,000              316,000
       Issuance of Common Stock for Compensation,
          Services and Payables                                      48,000               12,000
       Issuance of Stock Option/Warrant for Services                      -              170,000
       Provision for Losses on Receivables                         (125,000)             159,000

(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                  1,368,000             184,000
       Inventories                                                  451,000            (174,000)
       Prepaid Expenses                                             (58,000)           (185,000)
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                        34,000              313,000
       Accrued Expenses and Deposits                                 94,000              854,000
                                                            ---------------      ---------------
       Net Cash Used in Operating Activities                     (1,868,000)          (2,903,000)
                                                            ---------------      ---------------
Cash Flow from Investing Activities:
  Purchase of Property and Equipment                               (134,000)            (300,000)
  Increase in Patents and Intangibles                                                    (23,000)
  Other Assets                                                                            11,000
  Net Cash Paid in Acquisition                                     (100,000)                   -
                                                            ---------------      ---------------
       Net Cash Used in Investing Activities                       (234,000)            (312,000)
                                                            ---------------      ---------------
Cash Flows from Financing Activities:
  Principal Payments on Notes Payable                               (42,000)             (51,000)
  Additions to Notes Payable                                              -              211,000
  Net Proceeds from sale of Series E Preferred Stock                      -            3,293,000
Proceeds from sale of common stock                                        -              674,000
                                                            ---------------      ---------------
       Net Cash (Used) Provided by Financing Activities             (42,000)           4,127,000
                                                            ---------------      ---------------

Net (Decrease) Increase in Cash and Cash Equivalents             (2,144,000)             912,000

Cash and Cash Equivalents at Beginning of Period                  2,702,000            2,194,000
                                                            ---------------      ---------------
Cash and Cash Equivalents at End of Period                  $       558,000      $     3,106,000
                                                            ===============      ===============

Supplemental Disclosure of Cash Flow Information:

  Cash Paid for Interest                                    $        19,000      $        17,000
                                                            ===============      ===============
  Cash Paid for Income Taxes                                $             -      $             -
                                                            ===============      ===============


See accompanying notes to financial statements                                 6

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Significant Accounting Policies:
--------------------------------

In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of June 30, 2002 and the results of its operations for the three months and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

In January 2002, the Company purchased certain assets of Innovative Optics, Inc. ("Innovative Optics") by issuing an aggregate of 1,272,825 shares of its common stock (636,412 shares were held in escrow pending the result of a project to reduce the cost of the disposable razor blades utilized by the microkeratome, which was acquired in the transaction), warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share, exercisable over a period of three years from the closing date, and $100,000 in cash. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"). In July 2002, the Company issued 477,309 shares of common stock, which were held in escrow as part of the agreement.

Reclassifications
-----------------

Certain amounts in the financial statements for the three and six months ended June 30, 2001 have been reclassified to conform with the presentation of the current period financial statements.

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

Preferred Stock Conversions:
---------------------------

Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended June 30, 2002, no shares of Series A Preferred Stock or Series B Preferred Stock were converted into common stock.

Holders of Series D Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 1 share of common stock for each share of preferred stock. During the three months ended June 30, 2002, 5,000 shares of Series D Preferred stock were converted to 5,000 shares of the Company's Common stock.

Holders of Series E Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended June 30, 2002, 3,250 shares of Series E Preferred Stock were converted to 173,332 shares of the Company's Common stock.

Holders of Series F Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended June 30, 2002, 1,968 shares of Series F Preferred Stock were converted to 104,933 shares of the Company's Common stock.

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

Related Party Transactions:
---------------------------

Payments for legal services to the firm of which a director is a partner were approximately $67,000 and $ 20,000 for the three months ended June 30, 2002 and 2001, respectively. The Company paid $2,500 to an officer and director of the Company for the rental of a house where employees from out of town stay instead of incurring hotel expenses.

Supplemental Cash Flow Information
-----------------------------------

During the quarter ended June 30, 2002, the Company issued 6,000 shares of common stock for consulting services per the renewal of an existing agreement, which was valued at $14,000 (at the market price of the stock at the time of the renewal) and expensed in general and administrative expense. The Company also issued 17,000 shares of common stock for consulting services, which was valued at $16,000 and expensed in general and administrative expense. The Company issued approximately 278,000 shares of common stock pertaining to the conversion of preferred shares of the Series E and the Series F Preferred Stock Offerings. The accounting for the preferred stock conversions has a net zero effect on the Company's shareholders' equity.

Acquisition of Innovative Optics, Inc.
---------------------------------------

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

The Company acquired from Innovative Optics, the raw materials, work in process and finished goods inventories. Additionally, it acquired the furniture and equipment of Innovative Optics used in the manufacturing process of the microkeratome console and the inspection and packaging of the disposable blades. The Company assumed the remaining life of the lease of the office-warehouse facility at $3,000 per month, which expires in August 2002. The Company did not continue to lease employees per the arrangement in place with Innovative Optics at the time of purchase. The Company assumed an agreement to purchase the raw blades from Medical Sterile Products, Inc., Puerto Rico, extending through December 2003. The pricing of the raw blades is based upon annual minimum purchase commitments, but the Company is not required to purchase the quantities contained in the pricing model. The Company did not assume any other liabilities.

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

The Company is engaged in the design, development, manufacture and sale of high technology surgical and diagnostic eye care products. Its surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. The microkeratome acquired from Innovative Optics is an addition to the surgical line and also includes a disposable product. Its diagnostic products include a pachymeter, an A-Scan, an A/B Scan, an ultrasonic biomicroscope, a perimeter, a corneal topographer, and a blood flow analyzer.

Its ultrasound diagnostic products technology was acquired from Humphrey Systems in 1998. In October 1999, the Company purchased the inventory and design and production rights of another line of surgical equipment, also designed to perform minimally invasive cataract surgery. The line includes the Mentor SIStem
(TM), the Odyssey (TM), and the Surgitrol (TM). In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist Thirty Thousand (TM) in which the Company purchased the raw material and finished goods inventory to bring manufacture of this product in-house. The Dicon (TM) perimeter and the Dicon (TM) topographer were added when it acquired Vismed in June 2000. The blood flow analyzer was acquired when Ocular Blood Flow LTD (OBF) was purchased in June 2000. The Company received approval for ISO 9000 and CE Mark certifications in June 2000, enabling the Company to market its diagnostic and surgical products in the European community. The Company has successfully maintained its ISO approval and CE Mark certifications to date.

Activities for the three months ended June 30, 2002, included sales of the Company's products and related accessories and disposable products. Other activities included continued expenses in connection with FDA approval of the Photon laser system and FDA approval for expanded use for the Blood Flow Analyzer (TM). In January 2002, the Company acquired certain assets of Innovative Optics which included the patents, inventory, work in process and finished goods relating to the Innovatome(TM), a microkeratome, and microkeratome blades and moved all inventory and production and service to its Salt Lake City facility. The Company also consolidated its San Diego operations into the Salt Lake City facility during the quarter. The lease on the San Diego facility expires on August 31, 2002, which presented the choice of moving to a new location in San Diego or moving to Salt Lake City. Further, the Company reduced its headcount by 20% in December 2001 and by approximately 30% during the quarter ended June 30, 2002, resulting in an approximate reduction of 50% in employees. The personnel related costs and the facility costs associated with the San Diego location should result in annual savings of $2,000,000.

Results of Operations

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

Net sales decreased by $466,000, or 27%, to $1,279,000 for the three months ended June 30, 2002, from $1,745,000 for the comparable period in 2001 due principally to the decline in sales of the DICON products from last year of approximately $379,000, from $695,000, or 40% of total 2001 quarterly revenues to $316,000, or 25% of total revenues for the three months ended June 30, 2002. Net sales of the Blood Flow Analyzer were zero for the current quarter compared to sales of approximately $237,000, or 14% of total revenues for the three months ended June 30, 2001. Certain payers have elected not to reimburse the doctors per the CPT code assigned to the Company by the American Medical Association, which has caused decreased sales of the Blood Flow Analyzer. The Company has submitted a 510(k) to the FDA for expanded indications of use of the Blood Flow Analyzer in order to be eligible for reimbursement for the expanded indications of use. Sales of the Ultrasonic Biomicroscope were approximately $459,000 during the second quarter 2002, or 36% of total quarterly revenues for the period, compared to sales of $509,000, or 29% of total revenues for the second quarter 2001. Revenues from the ultrasonic product line, not including the Ultrasonic Biomicroscope, totaled approximately $132,000 during the second quarter 2002, or 10% of total revenues, compared to $120,000, or 7% of total revenues for the same period last year. Sales of the surgical line were $167,000 during 2002, or 13% of total revenues, compared to no sales for the three months ended June 30, 2001. The downturn of the economy has had a negative effect on the Company's sales, and as observed by Company personnel, on the industry as a whole.

Gross profit for the three months ended June 30, 2002 was 39% of total revenues, compared to 55% for the same period in 2001. Cost of goods sold for the three months ended June 30, 2002 and 2001, respectively did not include significant write downs of inventory.

Marketing and selling expenses decreased by $117,000, or 14%, to $747,000, for the three months ended June 30, 2002, from $864,000 for the comparable period in 2001 due principally to reduced advertising and trade show expenses as the Company launched the Blood Flow Analyzer and the Ultrasonic Biomicroscope during the second quarter 2001 incurring greater marketing and advertising expenses as compared to 2002.

General and administrative expenses decreased $71,000, or 7%, to $1,000,000 for the three months ended June 30, 2002, from 1,071,000 for the comparable period in 2001 due principally to the decrease in recorded consulting and professional services expense of $122,000 from 2001 to 2002, which is a direct result of the cost reduction efforts. Depreciation and amortization expense, which includes amortization of leasehold improvements, increased by $18,000 during 2002, compared to the same period in 2001.

Research, development and service expenses decreased $242,000, or 28%, to $614,000 for the three months ended June 30, 2002, from $856,000 for the same period in 2001 due principally to reduced personnel related costs of $213,000 as a result of the Company's headcount reduction, and a reduction in product development related supply and material costs of $31,000.

Other income and (expense) decreased by $824,000 for the three months ended June 30, 2002, from $(832,000) for the same period in 2001 due primarily to legal settlement expenses of $812,000 recorded in 2001. Additionally, interest income decreased due to less cash on hand compared to the three months ended June 30, 2001.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

Net sales decreased by $425,000, or 13%, to $2,816,000 for the six months ended June 30, 2002, from $3,241,000 for the comparable period in 2001. Year to date sales of the DICON diagnostic products (Perimeter and Corneal Topographer) decreased by $632,000 to $599,000, or 51%, from $1,231,000 for the comparable period in 2001. Revenues for these products have continued to decline since the acquisition. It is uncertain whether the decrease will continue, stop or reverse. The decline in sales was partially offset by an increase in revenues during the six months ended June 30, 2002 of the Ultrasonic Biomicroscope of $219,000, to $889,000, or 31% of total revenues, from $670,000, or 21% of total revenues for the comparable period in 2001. Revenues for the other ultrasonic products were approximately $346,000, or 12% of total revenues, compared to $358,000, or 11% of total revenues for the same period last year. The surgical product line generated revenues of approximately $194,000, or 7% of total revenues, compared to $62,000, or 2% of total revenues for the comparable period in 2001. Sales in general have been lower than anticipated, both for the Company and in the Company's opinion, for the industry due to the slowdown in the economy.

Sales from the Blood Flow Analyzer contributed $135,000, or 5% of total year to date 2002 revenues, compared to $237,000, or 7% of total revenues for the same period a year ago. Certain payers of Medicare benefits have elected not to reimburse doctors according to the CPT code issued by the American Medical Association for the Blood Flow Analyzer, resulting in a decline in sales. The Company has submitted a 510(k) to the FDA to obtain expanded indications of use for the product, which could open other market segments and obtain other CPT code(s) that would be eligible for reimbursement.

Gross profit for the six months ended June 30, 2002 was 42% of total revenues, compared to 53% for the same period in 2001. Cost of goods sold for the six months ended June 30, 2002 and 2001, respectively, did not include significant write downs of inventory.

Marketing and selling expenses increased by $153,000, or 10%, to $1,762,000 for the six months ended June 30, 2002, from $1,609,000 for the comparable period in 2001 due primarily to an increase in payroll related expenses of $233,000 and travel expenses of $17,000 pertaining to the increased domestic sales force and marketing support during the six months of 2002 compared to 2001. Advertising and tradeshow expenses decreased by $101,000 during 2002 compared to the same period of 2001 due principally to the increased expenses in 2001 incurred to launch the Blood Flow Analyzer and the Ultrasonic Biomicroscope .

General and administrative expenses decreased by $296,000, or 13%, to $1,998,000 for the six months ended June 30, 2002, from $2,294,000 for the same period in 2001. For the six months ended June 30, 2002 compared to the six months ended June 30, 2001, payroll related expenses increased by $44,000. Depreciation and amortization expense, which includes amortization of leasehold improvements, increased by approximately $33,000. The allowance for doubtful accounts was increased by $174,000 during the six months of 2001, administrative travel decreased by $22,000 and expenses for outside consulting, legal and professional services also decreased by $154,000 during the six months ended June 30, 2002 compared to last year as a result of the Company's efforts to reduce outside professional costs.

Research, development and service expenses decreased by $173,000, or 11%, to $1,364,000 for the six months ended June 30, 2002, from $1,537,000 for the same period in 2001. Consulting expenses decreased by $57,000 as a result of the reduction in outside consultants, and the related expenses associated with the development of new products during the first six months of 2002 decreased by $110,000, compared to the same period in 2001.

Other income and (expense) decreased by $803,000 to $(14,000) for the six months ended June 30, 2002 from $(817,000) for the same period in 2001 due to the recording of litigation expense of $812,000 in 2001. In addition, the Company had a decrease in interest income and an increase in interest expense during 2002 due to less cash on hand and the service of lease costs.

Liquidity and Capital Resources

The Company used cash in operating activities of $1,868,000 for the six months ended June 30, 2002, compared to $2,903,000 for the six months ended June 30, 2001. The decrease in cash used by operating activities for the first six months of 2002 was primarily attributable to increased collections on receivables. The Company used cash in investing activities of $234,000 for the six months ended June 30, 2002 compared to $312,000 in the same period in 2001 due primarily to less purchases of property and equipment in 2002 compared to 2001, including the cash expended for the acquisition of Innovative Optics and capital equipment. Net cash used in financing activities was $42,000 for the six months ended June 30, 2002, compared to cash provided by financing activities of $4,127,000 for the same period in 2001, due principally to the net proceeds received from the sale of common and preferred stock.

The Company has raised in prior years approximately $933,000 through a $20,000,000 equity line of credit under an investment banking arrangement, which the Company will continue to use if required. As of June 30, 2002, approximately $19,000,000 was available under the equity line of credit, subject to the limitations of the sale and issuance of stock per NASDAQ. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings, if necessary. The Company anticipates that the combination of existing working capital, benefits from sales of the Company's products, benefits of cost reductions and the private equity line of credit may be sufficient to assure the Company's operations through December 31, 2002, however, there can be no assurance at this time that the Company will be able to generate the cash needed to maintain operations through the alternatives mentioned. Moreover, it is difficult to determine at this time the overall effect that the unfortunate events of September 11, 2001will have upon the economy of the country as a whole and, particularly, upon operations of the Company during the months going forward.

As of June 30, 2002, the Company had net operating loss carry-forwards (NOLs) of approximately $34,000,000 and research and development tax credit carry-forwards of approximately $240,000. These carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend for twenty years. The Company's ability to use NOLs to offset future income is dependants upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time the NOLs were created. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry-forwards as a result of change of ownership.

Effect of Inflation and Foreign Currency Exchange

The Company has not realized a reduction in the selling price of its products as a result of domestic inflation, nor has it experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers.

Impact of New Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), was issued and is effective for all business combinations on or after July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. SFAS No. 141 will also require that the Company evaluate existing intangible assets and goodwill acquired in prior business combinations and make any necessary reclassifications, in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company has determined the impact that SFAS No. 141 will not have a material impact on the financial statements.

Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), was issued and is effective for all periods beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for intangible assets associated with acquisitions. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company will also be required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period, with any impairment loss being recognized as the cumulative effect of a change in accounting principle. SFAS No. 142 may have a material impact on the Company's financial statements. In January 2002, the Company acquired certain assets, including intangibles and goodwill of Innovative Optics, Inc. This acquisition resulted in goodwill and other intangible assets of $1,949,000. These assets will be subject to ongoing valuation analysis in accordance with SFAS No. 142 which may result in impairment losses if future valuations do not support the recoverability of such assets.

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

An action was brought against the Company in September 2000 by Photomed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to Photomed International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees. Certain discovery has taken place. The Company has paid certain royalties. The Company is in the process of working with Photomed International, Inc. and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future. This is an important step in resolving the action.

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

The Company was named in an action filed June 19, 2002 by Lisa Kim and James Kim in the Superior Court of the State of California for Orange County, Case No. 01CC12910. Also named were Charles D. Fritch, M.D. and Lasercare Medical Center. The claims against the Company pertain to negligence and products liability relative to microkeratome equipment allegedly causing bodily damage to Lisa Kim and her nervous system and pain and suffering and the claims also include alleged damages for medical and incidental expenses and loss of earnings and earning capacity. James Kim claims damages for loss of consortium. The microkeratome equipment at issue was not sold by the Company but believed to have come from Innovative Optics, Inc. The Company purchased assets of Innovative Optics, Inc. after the events at issue and asserts it did not acquire the liabilities. The Company intends to vigorously defend the matter.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In October 2001, the Company made a supplemental submission to the Food and Drug Administration (FDA) for its 501(k) predicate device application for the Photon
(TM) laser system. In December 2001, the Company received a preliminary review from the FDA regarding the supplemental submission. As a result of that preliminary review, the Company submitted additional clinical information to the FDA on February 6, 2002. On May 7, 2002, the Company received a letter from the FDA requesting further clinical information. The Company is in the process of generating the additional clinical information in response to the letter. The Company expects to make a submission to the FDA with the additional clinical information by year-end.

Item 6. Exhibits and Reports on Form 8-K

a)      Exhibits
        --------
The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

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

10.20 Consulting Agreement with Cyndel & Co., Inc. (10)
10.21 Stock Purchase Agreement with Occular Blood Flow, Ltd. and Malcolm Redman
      (10)
10.22 Consulting Agreement with Malcolm Redman (10)
10.23 Royalty Agreement with Malcolm Redman (10)
10.24 Registration Rights with Malcolm Redman (10)
10.25 Agreements with Steven J. Bayern and Patrick M. Kolenik (11)
10.26 Employment Agreement with Mark R. Miehle (12)
10.27 Employment Agreement with John W. Hemmer (12)
10.28 Private Equity Line of Credit Agreement with Triton West Group, Inc. (12)
10.29 Renewed Consulting Agreement with Dr. Michael B. Limberg (12)
10.30 Agreement with KSH Investment Group, Inc. (12)
10.31 Renewed Consulting Agreement with Dr. Michael B. Limberg (13)
10.32 Settlement Agreement with Mentor Corporation (13)
10.33 Consulting Agreement with Rodman & Renshaw, Inc. (13)
10.34 Consulting Agreement with Barry Kaplan Associates
10.35 Asset Purchase Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P. (15)
10.36 Escrow Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P. (15)
10.37 Assignment and Assumption Agreement with Innovative Optics, Inc. (15)
10.38 General Assignment and Bill of Sale with Innovative Optics, Inc. (15)
10.39 Non-competition and Confidentiality Agreement with Mario F. Barton (15)

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

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

                                   REGISTRANT

                        PARADIGM MEDICAL INDUSTRIES, INC.
                        ---------------------------------
                                   Registrant





DATED: August 14, 2002              By:/s/  Thomas F. Motter
                                    ------------------------
                                    Thomas F. Motter
                                    Chairman of the Board and Chief
                                    Executive Officer (Principal Executive
                                    Officer)

DATED: August 14, 2002              By:/s/ Heber C. Maughan
                                    ------------------------
                                    Vice President of Finance, Treasurer and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

                            CERTIFICATION PURSUANT TO
                                18 U.S.C. ss1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Paradigm Medical Industries, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas F. Motter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Thomas F. Motter
-----------------------
Thomas F. Motter
Chief Executive Officer
August 14, 2002

                            CERTIFICATION PURSUANT TO
                                18 U.S.C. ss1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Paradigm Medical Industries, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Heber C. Maughan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Heber C. Maughan
-----------------------
Heber C. Maughan
Chief Financial Officer




                                 End of Filing