Form 10QSB
period 2002-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2002-11-19
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended September 30, 2002 Commission File Number: 0-28498

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
YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.



Common Stock, $.001 par value                                21,948,208
-----------------------------                                ----------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2002

Series A Preferred, $.001 par value                          5,627
-----------------------------------                          -----
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2002

Series B Preferred, $.001 par value                          8,986
------------------------------------                         ------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2002

Series C Preferred, $.001 par value                          0
------------------------------------                         ---
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2002

Series D Preferred, $.001 par value                          5,000
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             September 30, 2002

Series E Preferred, $.001 par value                          1,500
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             September 30, 2002

Series F Preferred, $.001 par value                          6,274
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             September 30, 2002

                  Transitional Small Business Disclosure Format
                                    YES NO X

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements
-------

         Balance Sheet (unaudited) - September 30, 2002 ...................   3

         Statements of Operations (unaudited) for the three and nine months ended September 30, 2002
         and September 30, 2001    ........................................   5

         Statements of Cash Flows (unaudited) for the nine months
         ended September 30, 2002 and September 30, 2001 ..................   6

         Notes to Financial Statements (unaudited).........................   7


Item 2.
-------

         Management's Discussion and Analysis or
         Plan of Operation     ............................................  10

Item 4.
-------
         Controls and Procedures    .......................................  13



PART II - OTHER INFORMATION
         Other Information.................................................  13

         Signature Page....................................................  16


--------------------------------------------------------------------------------


See accompanying notes to financial statements.

                        PARADIGM MEDICAL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                September 30,
                                                                    2002
                                                                -------------
                                                                (Unaudited)
ASSETS
Current Assets
  Cash & Cash Equivalents                                      $        485,000
  Receivables, Net                                                      945,000
  Prepaid Expenses                                                      291,000
  Inventory                                                           3,985,000
                                                                ---------------
                                         Total Current Assets         5,706,000

Intangibles, Net                                                      2,137,000
Property and Equipment, Net                                             709,000
Investment                                                            1,173,000
Deposits and Other Assets                                               203,000
                                                                ---------------
                                                 Total Assets         9,928,000
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                              1,185,000
  Accrued Expenses                                                    1,646,000
  Current Portion of Long-term Debt                                      14,000
                                                                ---------------
                                   Total Current Liabilities          2,845,000

  Long-term Debt                                                        124,000
                                                                ---------------
                                            Total Liabilities         2,969,000




See accompanying notes to financial statements.

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at September 30, 2002                      -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at September 30, 2002                      -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at September 30, 2002                       -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at September 30, 2002                      -
     Series E
        Authorized:  50,000; issued and
        outstanding: 1,500 at September 30, 2002                             -
     Series F
        Authorized:  50,000; issued and
        outstanding: 6,274 at September 30, 2002                             -
Common Stock, Authorized:
40,000,000 Shares, $.001 par value; issued and
outstanding: 21,948,208 at September 30, 2002                            22,000

Additional paid-in-capital                                           56,769,000
Accumulated Deficit                                                 (49,832,000)
                                                                ---------------
                                   Total Stockholders' Equity         6,959,000
                                                                ---------------
                   Total Liabilities and Stockholders' Equity      $  9,928,000
                                                                ===============


See accompanying notes to financial statements.

                       PARADIGM MEDICAL INDUSTRIES, INC7.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                        Three Months Ended             Nine Months Ended
                                          September 30,                  September 30,
                                          ------------                   ------------
                                        2002           2001           2002           2001
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Sales                              $  1,078,000   $  1,794,000   $  3,894,000  $   5,035,000

Cost of Goods Sold                      616,000      1,072,000      2,238,000      2,608,000
                                   ------------   ------------   ------------   ------------

                    Gross Profit        462,000        722,000      1,656,000      2,427,000
                                   ------------   ------------   ------------   ------------
Operating Expenses:
  Marketing and Selling                 619,000      1,277,000      2,381,000      2,885,000
  General and Administrative            922,000      1,316,000      2,920,000      3,610,000
  Research, Development and Service   1,085,000        682,000      2,449,000      2,218,000
  Impairment of assets                1,200,000              -      1,200,000              -
                                   ------------   ------------   ------------   ------------
    Total Operating Expenses          3,826,000      3,275,000      8,950,000      8,713,000
                                   ------------   ------------   ------------   ------------

Operating Income (Loss)              (3,364,000)    (2,553,000)    (7,294,000)    (6,286,000)


Other Income and (Expense):
  Interest Income                             -         19,000          6,000         39,000
  Interest Expense                      (17,000)       (13,000)       (37,000)       (30,000)
  Other Income (Expense)                 (6,000)        (6,000)        (6,000)       (14,000)
  Litigation Settlement (Expense)             -              -              -       (812,000)
                                   ------------   ------------   ------------   ------------
    Total Other Income and
    (Expense)                           (23,000)             -        (37,000)      (817,000)
                                   ------------   ------------   ------------   ------------
Net loss before provision
    for income taxes                 (3,387,000)    (2,553,000)    (7,331,000)    (7,103,000)

Income taxes                                 -               -              -              -
                                   ------------   ------------   ------------   ------------
Net Loss                           $ (3,387,000)  $ (2,553,000)  $ (7,331,000)  $ (7,103,000)
                                   ============   ============   ============   ============

Beneficial Conversion Feature on
    Series E Preferred Stock                  -       (776,000)             -     (1,923,000)

Deemed Dividend from Series E
    Preferred Detachable Warrants                     (314,000)             -     (  314,000)
                                    ------------   ------------   ------------   ------------

Net Loss Attributable to Common
    Shareholders                   $ (3,387,000)  $ (3,643,000)  $ (7,331,000)  $ (9,340,000)
                                   ============   ============   ============   ============

Net Loss Per Common Share - Basic
    and Diluted                         $(.21)           $(.28)         $(.45)         $(.72)
                                        ======           ======         ======         ======

Weighted Average Outstanding
    Shares - Basic and Diluted       16,499,000      13,168,000    16,316,000     13,006,000
                                    ============   ============   ============   ============


See accompanying notes to financial statements.

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                            Nine Months Ended       Nine Months Ended
                                                            September 30, 2002      September 30, 2001
                                                               (Unaudited)             (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                                  $    (7,331,000)     $    (7,103,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                                396,000              471,000
       Issuance of Common Stock for Compensation,
          Services and Payables                                     211,000               30,000
       Issuance of Stock Option/Warrant for Services                      -              370,000
       Provision for Losses on Receivables                         (136,000)             161,000
       Issuance of Common Stock for Settlement                            -              812,000
       Issuance of Common Stock for in process
          research and development                                  630,000                    -
       Impairment of Intangible Assets                              700,000                    -
       Reserve for Inventory                                        500,000                    -

(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                  1,586,000             (34,000)
       Inventories                                                  871,000          (1,171,000)
       Prepaid Expenses                                              36,000            (554,000)
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                       (61,000)             401,000
       Accrued Expenses and Deposits                                101,000              154,000
                                                            ---------------      ---------------
       Net Cash Used in Operating Activities                     (2,497,000)          (6,463,000)
                                                            ---------------      ---------------
Cash Flow from Investing Activities:
  Purchase of Property and Equipment                               (134,000)            (165,000)
  Increase in Patents and Intangibles                                                    (23,000)
  Other Assets                                                       (4,000)              11,000
  Net Cash Paid in Acquisition                                     (100,000)                   -
                                                            ---------------      ---------------
       Net Cash Used in Investing Activities                       (238,000)            (177,000)
                                                            ---------------      ---------------
Cash Flows from Financing Activities:
  Principal Payments on Notes Payable                               (44,000)             (72,000)
  Net Proceeds from sale of Series E Preferred Stock                      -            4,607,000
Proceeds from sale of common stock                                  562,000              674,000
Proceeds from sale of Series F Preferred Stock                            -            1,539,000
                                                            ---------------      ---------------
       Net Cash (Used) Provided by Financing Activities             518,000            6,748,000
                                                            ---------------      ---------------

Net (Decrease) Increase in Cash and Cash Equivalents             (2,217,000)             108,000

Cash and Cash Equivalents at Beginning of Period                  2,702,000            2,194,000
                                                            ---------------      ---------------
Cash and Cash Equivalents at End of Period                  $       485,000      $     2,302,000
                                                            ===============      ===============

Supplemental Disclosure of Cash Flow Information:

  Cash Paid for Interest                                    $        37,000      $        30,000
                                                            ===============      ===============
  Cash Paid for Income Taxes                                $             -      $             -
                                                            ===============      ===============



See accompanying notes to financial statements.

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Significant Accounting Policies:
--------------------------------

In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of September 30, 2002 and the results of its operations for the three months and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

In January 2002, the Company purchased certain assets of Innovative Optics, Inc. ("Innovative Optics") by issuing an aggregate of 1,272,825 shares of its common stock (636,412 shares were held in escrow pending the result of a project to reduce the cost of the disposable razor blades utilized by the microkeratome, which was acquired in the transaction), warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share, exercisable over a period of three years from the closing date, and $100,000 in cash. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"). In August 2002, the Company issued 477,309 shares of common stock, which were held in escrow as part of the agreement and recorded $630,000 of in process research and development expense as a result of such issuance.

The Company acquired a minority interest in International Bio-immune Systems, Inc. ("IBS") by issuing 1,130,945 shares of its common stock. The acquisition was recorded as a purchase of an investment in IBS and is valued at $1,108,326 on the balance sheet in investments at the market value of the stock as of the issuance date. IBS is a late-stage-development biopharmaceutical company researching and developing a group of products for the detection of early stages of cancer, as well as for use in the treatment of advanced malignancies.

Reclassifications
-----------------

Certain amounts in the financial statements for the three and nine months ended September 30, 2001 have been reclassified to conform with the presentation of the current period financial statements.

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

Preferred Stock Conversions:
----------------------------

Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended September 30, 2002, no shares of Series A Preferred Stock or Series B Preferred Stock were converted into common stock.

Holders of Series D Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 1 share of common stock for each share of preferred stock. During the three months ended September 30, 2002, no shares of Series D Preferred stock were converted into Common stock.

Holders of Series E Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended September 30, 2002, 8,300 shares of Series E Preferred Stock were converted to 442,663 shares of the Company's Common stock.

Holders of Series F Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended September 30, 2002, 31,626 shares of Series F Preferred Stock were converted to 1,686,626 shares of the Company's Common stock.

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

Related Party Transactions:
---------------------------

Payments for legal services to the firm of which the Chairman of the Board of Directors is a partner were approximately $65,000 and $47,000 for the three months ended September 30, 2002 and 2001, respectively. The Company paid $7,500 during the third quarter 2002 to a former officer and director of the Company for the rental of a house where employees from out of town stay instead of incurring hotel expenses.

Supplemental Cash Flow Information
----------------------------------

During the quarter ended September 30, 2002, the Company issued 6,000 shares of common stock for consulting services per the renewal of an existing agreement, which was valued at $8,000 (at the market price of the stock at the time of the renewal) and expensed in general and administrative expense. The Company also issued 27,000 shares of common stock for consulting services, which was valued at $23,000 and expensed in general and administrative expense. Additionally, the Company issued 100,000 shares of common stock for consulting services in connection with sales efforts, which was valued at $98,000 and expensed in general and administrative expense. Also, the Company issued 75,000 shares of common stock to a former employee and officer of the Company in accordance with his employment contract, which was valued at $34,000 and charged to general and administrative expense. The Company issued 477,000 shares of common stock, which were held in escrow, to Innovative Optics, which was valued at $630,000 and charged to research, development and service expense. The Company issued approximately 2,129,000 shares of common stock pertaining to the conversion of preferred shares of the Series E and the Series F Preferred Stock Offerings. The accounting for the preferred stock conversions has a net zero effect on the Company's shareholders' equity.

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

As consideration for the purchase of certain assets of Innovative Optics, the Company paid $100,000 and issued an aggregate of 1,272,825 shares of its common stock and warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share, exercisable over a period of three years from the closing date. The Company filed a registration statement with the Securities and Exchange Commission to register the shares of common stock for resale that Innovative Optics received as purchase consideration and the shares that Innovative Optics will receive upon the exercise of the warrants. The assets purchased included but were not limited to patents, inventory, work in process and finished goods relating to the Innovatome(TM), a microkeratome, and microkeratome blades.

Of the 1,272,825 shares of the Company's common stock issued to Innovative Optics at closing, one-half the number of these shares, or 636,412 shares, were placed in an escrow account maintained at the law firm of Mackey Price & Thompson (the "Disbursing Agent") pursuant to the terms of an Escrow Agreement.

The Company was required to use its best efforts to implement, within 90 days of the closing, Phase I of a Blade Price Reduction Program as prepared by a consultant. Immediately, after such 90 day period, the Disbursing Agent was to distribute three-fourths of the shares held in escrow, or 477,309 shares, to Innovative Optics, unless the Company has certified that it has implemented Phase I of the Blade Price Reduction Program and, despite best efforts, is unable to manufacture microkeratome blades at a targeted materials cost per blade. If the Company certified that implementation of Phase I of the Blade Price Reduction Program resulted in materials cost that exceeded the target cost per blade and such certification was not disputed by Innovative Optics, the number of escrow shares disbursed to Innovative Optics was to be reduced by 300 shares for every cent that the materials cost per blade exceeded the target cost. The Company was not successful in achieving the blade price reduction.

Innovative Optics requested that the total number of shares associated with Phase I be issued to them stating that the Company did not use its best efforts to achieve the target cost and that proper notification was not delivered to them. In August 2002, the Company issued 477,309 shares of common stock, which were held in escrow to Innovative Optics. The shares were valued at $630,000, based upon the market price per share at the date of issue. The transaction amount was recorded as in process research and development costs and charged to expense.

The Company was also required to use its best efforts to implement, within six months after closing, Phase II of the Blade Price Reduction Program. Immediately after such six month period, the Disbursing Agent was to disburse the remaining shares in escrow to Innovative Optics unless the Company certified that it had implemented Phase II of the Blade Price Reduction Program and, despite best efforts, was unable to manufacture the microkeratome blades at a second targeted materials cost or less per blade. If Paradigm certified that implementation of Phase II of the Blade Price Reduction Program resulted in a materials cost that exceeded the second target cost per blade and such certification was not disputed by Innovative Optics, the number of escrow shares disbursed to Innovative Optics was to be reduced by 300 shares for every cent that the materials cost per blade exceeded the second target cost. If Innovative Optics disputes the Company's certification, the dispute will be resolved by arbitration by submitting the matter for resolution to the accounting firm of KPMG LLP. The Company did not implement Phase II of the Blade Price Reduction Project due to the lack of success experienced in Phase I. Also, the Company has not issued the remaining shares, which remain in escrow.

The Company acquired from Innovative Optics, the raw materials, work in process and finished goods inventories. Additionally, it acquired the furniture and equipment of Innovative Optics used in the manufacturing process of the microkeratome console and the inspection and packaging of the disposable blades. The Company assumed the remaining life of the lease of the office-warehouse facility at $3,000 per month, which expired in August 2002. The Company did not continue to lease employees per the arrangement in place with Innovative Optics at the time of purchase. The Company assumed an agreement to purchase the raw blades from Medical Sterile Products, Inc., Puerto Rico, extending through December 2003. The pricing of the raw blades is based upon annual minimum purchase commitments, but the Company is not required to purchase the quantities contained in the pricing model. The Company did not assume any other liabilities.

The total purchase price recorded in January 2002 consisted of the number of issued shares of 636,413 at the market price of the common stock as of the acquisition date ($2.85 per share) of $1,814,000, the value of the warrants to purchase 250,000 shares of common stock using the Black-Scholes pricing model of $295,000 and $100,000 in cash. In August 2002, the Company issued 477,309 shares of common stock, which were held in escrow and valued the transaction at $630,000 based upon the market price per share at the transaction date and was charged to research, development and service expense. The Company valued inventories and equipment purchased at fair market value. The intangible assets of patents, rights and trade names were valued based upon a discounted cash flow analysis of potential and estimated revenues from product and disposable blade sales. None of the purchase price was allocated to the monthly facility lease agreement, which expired in August 2002. Final allocations among goodwill and the separable intangible assets of patents, rights and trade names will be determined when the final number of escrowed shares is issued. The Company recorded the following:



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
                                                           ================

Investment in International Bioimmune Systems, Inc.
---------------------------------------------------

The Company acquired a minority interest in International Bioimmune Systems, Inc. ("IBS") in August 2002 by issuing 1,130,945 shares of its common stock valued at $1,108,326 based upon the market price of the stock ($.98) as of August 26, 2002, the date of issuance. IBS is a privately held biotechnology based, cancer diagnostic and immunotherapy company with potential clinically effective products for the diagnosis, treatment and imaging of patients with major tumor types (e.g. colon, lung, cervix, pancreas and breast). IBS is located in Great Neck, New York.

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

Its ultrasound diagnostic products technology was acquired from Humphrey Systems in 1998. In October 1999, the Company purchased the inventory and design and production rights of another line of surgical equipment, also designed to perform minimally invasive cataract surgery. The line includes the Mentor SIStem
(TM), the Odyssey (TM), and the Surgitrol (TM). In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist Thirty Thousand (TM) in which the Company purchased the raw material and finished goods inventory to bring manufacture of this product in-house. The Dicon (TM) perimeter and the Dicon (TM) topographer were added when it acquired Vismed in June 2000. The Blood Flow Analyzer(TM) ("BFA") was acquired when Ocular Blood Flow Ltd. ("OBF") was purchased in June 2000. The Company received approval for ISO 9000 and CE Mark certifications in June 2000, enabling the Company to market its diagnostic and surgical products in the European community. The Company has successfully maintained its ISO approval and CE Mark certifications to date.

Activities for the three months ended September 30, 2002, included sales of the Company's products and related accessories and disposable products. Other activities included continued expenses in connection with FDA approval of the Photon laser system. The Company received clearance from the FDA for additional indications of use for the BFA. The Company completed the consolidation of its San Diego operations into the Salt Lake City facility during the quarter. The lease on the San Diego facility expired on August 31, 2002, which presented the choice of moving to a new location in San Diego or moving to Salt Lake City.

The Company acquired a minority interest in International Bioimmune Systems, Inc. ("IBS") in August 2002 by issuing 1,130,945 shares of its common stock valued at $1,108,326 based upon the market price of the stock ($.98) as of August 26, 2002, the date of issuance. IBS is a privately held biotechnology based, cancer diagnostic and immunotherapy company with potential clinically effective products for the diagnosis, treatment and imaging of patients with major tumor types (e.g. colon, lung, cervix, pancreas and breast). IBS is located in Great Neck, New York.

Results of Operations

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

Net sales decreased by $716,000, or 40%, to $1,078,000 for the three months ended September 30, 2002, from $1,794,000 for the comparable period in 2001 due principally to the decline in sales of the Blood Flow Analyzer(TM) of approximately $784,000. Net sales of the Blood Flow Analyzer(TM) were $161,000 or 15% of total revenues for the three months ended September 30, 2002, compared to $945,000, or 53% of total revenues for the same period in 2001. The Company launched the Blood Flow Analyzer(TM) during the second quarter of 2001 and experienced significant sales of the product during the third quarter of 2001. Certain payers have elected not to reimburse the doctors per the common procedure terminology ("CPT") code assigned to the Company by the American Medical Association, which has caused decreased sales of the Blood Flow Analyzer(TM) in 2002. The Company received FDA approval for expanded indications of use of the Blood Flow Analyzer(TM) for pulsatile ocular blood flow, volume and pulstility equivalence index. Also, the Company is continuing its aggressive campaign to educate the payers about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the providers. These efforts should lead to a more positive effect on sales.

Sales of the Ultrasonic Biomicroscope were approximately $37,000 during the third quarter of 2002, or 3% of total quarterly revenues for the period, compared to sales of $114,000, or 6% of total revenues for the second quarter of 2001. Revenues from the ultrasonic product line, not including the Ultrasonic Biomicroscope, totaled approximately $106,000 during the third quarter of 2002, or 10% of total revenues, compared to $75,000, or 4% of total revenues for the same period last year. Revenues for the Dicon products (the perimeter and corneal topographer) were $352,000, or 33% of total revenues for the three months ended September 30, 2002, compared to $301,000, or 17% of total 2001 quarterly revenues. The Company received orders for its perimeter from an established international customer during the third quarter of 2002, which increased the sales of the Dicon products. This was the first quarterly increase in comparative periods for these products in 2002. Sales of the surgical line were $90,000 during 2002, or 8% of total revenues, compared to $111,0000, or 6% of total 2001 quarterly revenues. The downturn of the economy has had a negative effect on the Company's sales and, as observed by Company personnel, on the industry as a whole.

Gross profit for the three months ended September 30, 2002 was 43% of total revenues, compared to 40% for the same period in 2001. Cost of goods sold for the three months ended September 30, 2002 and 2001, respectively, did not include significant write downs of inventory.

Marketing and selling expenses decreased by $658,000, or 52%, to $619,000, for the three months ended September 30, 2002, from $1,277,000 for the comparable period in 2001 due principally to the reduction in the domestic sales force. The Company hired several salespersons during the second and third quarters of 2001 reaching a total of 20 salespersons on the sales force, compared to five salespersons currently employed resulting in a decrease in payroll related expenses of approximately $424,000. Travel costs associated with the sales force decreased by $163,000 during the third quarter of 2002 compared to the same period last year. General operating expenses were reduced as part of the cost reduction efforts, which resulted in savings of approximately $50,000 in 2002 compared to last year. Consulting expenses were also reduced by $21,000 during the three months ended September 30, 2002 compared to the same period last year.

General and administrative expenses decreased $394,000, or 30%, to $922,000 for the three months ended September 30, 2002, from $1,316,000 for the comparable period in 2001 due principally to the decrease in consulting and professional services expense of $195,000 from 2001 to 2002, which is a direct result of the cost reduction efforts. Travel costs decreased during the third quarter of 2002 compared to the third quarter of 2001 by $41,000. General operating expenses were reduced in 2002 compared to 2001 by approximately $36,000. During the third quarter of 2001, the Company recorded approximately $58,000 of general and administrative expenses pertaining to OBF compared to no costs from OBF in 2002 as the operations in England were moved to the San Diego facility in the third quarter of 2001. Depreciation and amortization expense, which includes amortization of leasehold improvements, increased by $15,000 during 2002, compared to the same period in 2001.

Research, development and service expenses increased $403,000, or 59%, to $1,085,000 for the three months ended September 30, 2002, from $682,000 for the same period in 2001 due principally to the issuance of common stock held in escrow to Innovative Optics, which was valued at $630,000 and expensed as in process research and development costs. For the three months ended September 30, 2002 as compared to the same period in 2001, personnel related costs decreased by $122,000 as a result of the Company's headcount reduction, outside consulting and clinical expenses were reduced by approximately $42,000 and general operating costs related to the reduced headcount were reduced by $63,000.

As required by Statement of Financial Accounting Standards No. 142, the Company evaluated its intangible assets, namely goodwill, and determined in view of decreased sales experienced in 2002 that projected cash flows may not be sufficient to recover the full amount of the goodwill as recorded. Therefore, the Company charged $700,000 to impairment expense as a write down of the goodwill. As goodwill is no longer amortized in the financial statements, additional impairments may be recorded in future periods. Also, the Company increased its reserve for inventory by $500,000 during the three months ended September 30, 2002. The Company believes that the net inventory on hand consists of valid components for its product lines. However, the current sales levels may not be sufficient to support the full value of the inventory on hand. Similar expense items were not booked in the corresponding period last year.

Other income and (expense) decreased by $23,000 for the three months ended September 30, 2002, compared to a net zero expense for the same period in 2001 due primarily to decreased interest income due to less cash on hand.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

Net sales decreased by $1,141,000, or 23%, to $3,893,000 for the nine months ended September 30, 2002, from $5,035,000 for the comparable period in 2001. Year to date sales of the Dicon diagnostic products (the perimeter and corneal topographer) decreased by $584,000 to $947,000, or 38%, from $1,531,000 for the comparable period in 2001. The sales of these products increased in the third quarter of 2002 over the same quarter in 2001. It is uncertain whether or not the trend will continue. The decline in sales was partially offset by an increase in revenues during the nine months ended September 30, 2002 of the Ultrasonic Biomicroscope of $156,000, to $926,000, or 24% of total revenues, from $770,000, or 15% of total revenues for the comparable period in 2001. Revenues for the other ultrasonic products were approximately $346,000, or 9% of total revenues, compared to $358,000, or 7% of total revenues for the same period last year. The surgical product line generated revenues of approximately $194,000, or 5% of total revenues, compared to $62,000, or 1% of total revenues for the comparable period in 2001. Sales in general have been lower than anticipated, both for the Company and, in the Company's opinion, for the industry due to the slowdown in the economy.

Sales from the Blood Flow Analyzer(TM) contributed $296,000, or 8% of total year to date 2002 revenues, compared to $1,182,000, or 23% of total revenues for the same period a year ago. Certain payers of Medicare benefits have elected not to reimburse doctors according to the CPT code issued by the American Medical Association for the Blood Flow Analyzer(TM), resulting in a decline in sales. The Company has recently received clearance from the FDA for additional indications of use on its 510(k) application for the Blood Flow Analyzer(TM), which should help the marketing and sales of the device. The Company is vigorously continuing its efforts to obtain reimbursement for Blood Flow Analyzer(TM) diagnostic testing with suitable (CPT) codes.

Gross profit for the nine months ended September 30, 2002 was 43% of total revenues, compared to 48% for the same period in 2001. Cost of goods sold for the nine months ended September 30, 2002 and 2001, respectively, did not include significant write downs of inventory.

Marketing and selling expenses decreased by $504,000, or 17%, to $2,381,000 for the nine months ended September 30, 2002, from $2,885,000 for the comparable period in 2001 due primarily to a reduction in the domestic sales force resulting in decreased payroll related expenses of approximately $193,000 and corresponding travel expenses by $145,000. Outside consulting expenses decreased by $51,000, advertising and tradeshow expenses were reduced by $23,000 and general operating expenses decreased by approximately $63,000 during the nine months ended September 30, 2002 compared to the same period in 2001 due to cost reduction efforts put in place by the Company in prior quarters.

General and administrative expenses decreased by $690,000, or 19%, to $2,920,000 for the nine months ended September 30, 2002, from $3,610,000 for the same period in 2001 principally due to the reduction of consulting expenses and clinical trial costs of approximately $535,000. The Company was required to have its clinical studies audited by an independent firm in 2001. The Company is no longer required to have the audits due to the satisfactory findings resulting in a cost savings. For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, a decrease occurred in payroll related expenses of $41,000, travel expenses of $59,000 and general operating expenses of $114,000.

Research, development and service expenses increased by $231,000, or 10%, to $2,449,000 for the nine months ended September 30, 2002, from $2,218,000 for the same period in 2001 due mainly to $630,000 of in process research and development expense recognized upon the issuance of 477,000 shares of common stock to Innovative Optics. The issuance of the shares, which were held in escrow, was based on the development of a more cost effective blade production process. For the nine months ended September 30, 2002 compared to the same period last year, cost savings were achieved principally due to the reduction of the headcount in payroll related expenses of $173,000, consulting costs of $78,000, travel costs of $46,000 and general operating costs (including prototype materials) of $93,000.

As required by Statement of Financial Accounting Standards No. 142, the Company evaluated its intangible assets, namely goodwill, and determined in view of decreased sales experienced in 2002 that projected cash flows may not be sufficient to recover the full amount of the goodwill as recorded. Therefore, the Company charged $700,000 to impairment expense as a write down of the goodwill. As goodwill is no longer amortized in the financial statements, additional impairment expense may be recorded in future periods. Also, the Company increased its reserve for inventory by $500,000 during the nine months ended September 30, 2002. The Company believes that the net inventory on hand consists of valid components for its product lines. However, the current sales levels may not be sufficient to support the full value of the inventory on hand. Similar expense items were not booked in the corresponding period last year.

Other income and (expense) decreased by $780,000 to $(37,000) for the nine months ended September 30, 2002 from $(817,000) for the same period in 2001 due to the recording of litigation expense of $812,000 in 2001. In addition, the Company had a decrease in interest income and an increase in interest expense during 2002 due to less cash on hand and the service of lease costs.

Liquidity and Capital Resources

The Company used cash in operating activities of $2,497,000 for the nine months ended September 30, 2002, compared to $6,463,000 for the nine months ended September 30, 2001 due principally to the results of the cost reduction efforts by the Company. The Company used cash in investing activities of $238,000 for the nine months ended September 30, 2002 compared to $177,000 in the same period in 2001 due primarily to purchases of property and equipment in 2002 compared to 2001, including the cash expended for the acquisition of Innovative Optics and capital equipment. Net cash provided by financing activities was $518,000 for the nine months ended September 30, 2002, compared to $6,748,000 for the same period in 2001 due mainly to the net proceeds received from the sale of common and preferred stock.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), requires evaluation of its intangible assets to determine if the amounts recorded are fully recoverable. Per SFAS 142, goodwill is no longer amortized, but is subject to impairment. The Company reviewed its current sales levels and determined that its cash flows may not be able to support the full carrying value of the assets as recorded. Therefore, the Company booked an impairment expense of $700,000 during the third quarter 2002. In view of the fact that goodwill is no longer amortized in the financial statements, future valuations may result in additional impairment expense.

The Company increased its reserve for inventory by $500,000 to $1,845,000 during the third quarter 2002. The Company believes that it had a sufficient reserve for any obsolete items in stock and that the current items on hand are used in its current product lines. The increase in the reserve was booked due to the current sales level not supporting the full carrying value of the inventory on hand. The Company will continue to evaluate the carrying value of its inventory, which may result in recording additional reserves in future periods.

The Company has raised in prior years approximately $933,000 through a $20,000,000 equity line of credit under an investment banking arrangement, which the Company will continue to use if required. As of September 30, 2002, approximately $19,000,000 was available under the equity line of credit, subject to the limitations of the sale and issuance of stock pursuant to Nasdaq regulations. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings, if necessary. The Company anticipates that the combination of existing working capital, benefits from sales of the Company's products, benefits of cost reductions and the private equity line of credit may be sufficient to assure the Company's operations through December 31, 2002; however, there can be no assurance at this time that the Company will be able to generate the cash needed to maintain operations through the alternatives mentioned. Moreover, it is difficult to determine at this time the overall effect that the unfortunate events of September 11, 2001 will have upon the economy of the country as a whole and, particularly, upon operations of the Company during the months going forward.

As of September 30, 2002, the Company had net operating loss carry-forwards
(NOLs) of approximately $34,000,000 and research and development tax credit carry-forwards of approximately $240,000. These carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend for twenty years. The Company's ability to use NOLs to offset future income is dependent upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time the NOLs were created. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry-forwards as a result of change of ownership.

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

Additionally, in July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), was issued and is effective for all periods beginning after December 15, 2001. SFAS No. 142 establishes accounting and reporting standards for intangible assets associated with acquisitions. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be evaluated for impairment rather than amortized. Upon adoption of SFAS No. 142, the Company will also be required to test goodwill and intangible assets with indefinite useful lives for impairment within the first interim period, with any impairment loss being recognized as the cumulative effect of a change in accounting principle. SFAS No. 142 may have a material impact on the Company's financial statements. In January 2002, the Company acquired certain assets, including intangibles and goodwill of Innovative Optics, Inc. This acquisition resulted in goodwill and other intangible assets of $1,949,000. The Company's intangible assets, including those booked in the acquisition of Innovative Optics, Inc., will be subject to ongoing valuation analysis in accordance with SFAS No. 142 which may result in impairment losses if future valuations do not support the recoverability of such assets. During the three months ended September 30, 2002, the Company recorded an impairment expense of $700,000 relating to all the goodwill recorded in the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the results of operations or financial position. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

Item 4.  Controls and Procedures

(a)      Evaluation of disclosure controls and procedures

Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)      Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

An action was brought against the Company in September 2000 by Photomed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to Photomed International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees. Certain discovery has taken place. The Company has paid certain royalties. The Company is in the process of working with Photomed International, Inc. and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future. This is an important step in attempting to resolve the action.

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

The Company was named in an action filed June 19, 2002 by Lisa Kim and James Kim in the Superior Court of the State of California for Orange County, Case No. 01CC12910. Also named were Charles D. Fritch, M.D. and Lasercare Medical Center. The claims against the Company pertain to negligence and products liability relative to microkeratome equipment allegedly causing bodily damage to Lisa Kim and her nervous system and pain and suffering and the claims also include alleged damages for medical and incidental expenses and loss of earnings and earning capacity. James Kim claims damages for loss of consortium. The microkeratome equipment at issue was not sold by the Company but believed to have come from Innovative Optics, Inc. The Company purchased assets of Innovative Optics, Inc. after the events at issue and asserts it did not acquire the liabilities. Discovery has just commenced. A trial is set for April 2003. The Company intends to vigorously defend the matter.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On September 13, 2002, the board of directors announced that it had been in discussions for approximately nine months with Westland Financial Corporation aimed at supplying our surgical and diagnostic equipment to Mexican ophthalmic practitioners. Westland is primarily involved in financing and leasing activities and international sales transactions. In the past, the Company has had a business relationship with Westland.

Upon investigation, the board of directors determined that the purchase order referenced in a press release dated July 11, 2002, was not of such a nature as to be enforceable for the purpose of sales or revenue recognition. Moreover, the Company has not sent any shipment of medical products to Mexican ophthalmic practitioners nor received payment for these products pursuant to those discussions.

Although discussions with Westland are continuing regarding sales and marketing activities for our medical device products in Mexico, the board announced that it could not, at the time, predict or provide any assurance that any transactions would result. As a consequence, our board believes that the financial guidance in the July11, 2002 press release concerning fourth quarter and full-year 2002 is not appropriate.

On October 21, 2002, the Company received clearance from the U.S. Food and Drug Administration (FDA) on its 510(k) application for additional indications of use for the Company's patented Ocular Blood Flow Analyzer(TM) device. The newly cleared indications include pulsatile ocular blood flow and pulsatile ocular blood volume. These are diagnostic measurements that assess the hemodynamic and vascular health of the eye. With these indications of use, the Blood Flow Analyzer(TM) provides the ophthalmologist and optometrist the ability to detect and monitor deficiencies in the flow of blood to the living cells in the eye rapidly at the point of care. Compromised ocular blood flow has been implicated in a number of ocular diseases, such as glaucoma. The Company believes the new indications for use will significantly enhance the marketability of the Blood Flow Analyzer(TM).

On August 30, 2002, Thomas F. Motter resigned as chairman of the board, chief executive officer and a director of the Company. Also on August 30, 2002, our board of directors announced that it had removed Mark R. Miehle as president and chief operating officer, effective as of that date. Mr. Miehle has entered into a consulting agreement with us. Our board of directors named Heber C. Maughan as interim chief executive officer and Aziz Mohabbat as interim chief operating officer. Mr. Maughan will also continue as vice president of finance and chief financial officer, and Mr. Mohabbat will also continue to serve as vice president of operations.

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

10.20         Consulting Agreement with Cyndel & Co., Inc. (10)
10.21 Stock Purchase Agreement with Occular Blood Flow, Ltd. and Malcolm Redman (10)
10.22         Consulting Agreement with Malcolm Redman (10)
10.23         Royalty Agreement with Malcolm Redman (10)
10.24         Registration Rights with Malcolm Redman (10)
10.25         Agreements with Steven J. Bayern and Patrick M. Kolenik (11)
10.26         Employment Agreement with Mark R. Miehle (12)
10.27         Employment Agreement with John W. Hemmer (12)
10.28         Private Equity Line of Credit Agreement with Triton West Group,
              Inc. (12)
10.29         Renewed Consulting Agreement with Dr. Michael B. Limberg (12)
10.30         Agreement with KSH Investment Group, Inc. (12)
10.31         Renewed Consulting Agreement with Dr. Michael B. Limberg (13)
10.32         Settlement Agreement with Mentor Corporation (13)
10.33         Consulting Agreement with Rodman & Renshaw, Inc. (13)
10.34         Consulting Agreement with Barry Kaplan Associates (14)
10.35 Asset Purchase Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P. (15)
10.36 Escrow Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P. (15)
10.37         Assignment and Assumption Agreement with Innovative Optics, Inc.
              (15)
10.38         General Assignment and Bill of Sale with Innovative Optics, Inc.
              (15)
10.39         Non-competition and Confidentiality Agreement with Mario F. Barton
              (15)
10.40         Termination of employment with Mark R. Miehle
10.41         Consulting Agreement with Mark R. Miehle
99.01         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002
99.02         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGISTRANT

                       PARADIGM MEDICAL INDUSTRIES, INC.
                                   Registrant




DATED: November 18, 2002           By:/s/ Heber C. Maughan
                                  ------------------------
                                   Heber C. Maughan
                                   Interim Chief Executive Officer
                                   (Principal Executive Officer)
                                   Vice President of Finance, Treasurer and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

                                 CERTIFICATIONS

     I, Heber Maughan, certify that:

     1. I have reviewed this quarterly Report on Form 10-QSB of Paradigm Medical Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002            /s/ Heber Maughan
                                   ----------------------------------------
                                   Heber C. Maughan
                                   Interim Chief Executive Officer
                                   (Principal Executive Officer)
                                   Vice President of Finance, Treasurer and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

                                  End of Filing