Form 10KSB
period 2002-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2003-04-15
CIK 916444

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2002, or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended December 31, 2002 were $5,368,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2003 was approximately $3,741,000 based on the closing price on that date on the Nasdaq SmallCap Market.

As of March 31, 2003, Registrant had outstanding 23,378,378 shares of Common Stock, 5,757 shares of Series A Preferred Stock, 8,986 shares of Series B Preferred Stock, no shares of Series C Preferred Stock and 10,000 shares of Series D Preferred Stock, 13,050 shares of Series E Preferred Stock and 39,866 shares of Series F Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Additional documents set forth in Part IV hereof are incorporated by reference.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

Item 1. Description of Business

General
-------

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

         The Company's diagnostic products include a pachymeter, an A-Scan, an A/B Scan, an UBM biomicroscope, a perimeter, a corneal topographer and the Blood flow Analyzer(TM). The diagnostic ultrasonic products including the pachymeter, the A-Scan, the A/B Scan and the UBM biomicroscope were acquired from Humphrey Systems, a division of Carl Zeiss in 1998. The Company developed and offered for sale in the fall of 2000 the P45, which combines the A/B Scan and the UBM in one machine. The perimeter and the corneal topographer were added when the company acquired the outstanding shares of the stock of Vismed, Inc. d/b/a/ Dicon(TM) in June 2000. The Company purchased Ocular Blood Flow, Ltd. ("OBF") in June 2000 whose principal product is the Blood Flow Analyzer(TM). This product is designed for the measurement of intraocular pressure and pulsatile ocular blood flow volume for detection and treatment of glaucoma. The Company is currently developing additional applications for all of its diagnostic products.

         A cataract is a condition, that largely affects the elderly population, in which the natural lens of the eye hardens and becomes cloudy, thereby reducing visual acuity. Treatment consists of removal of the cloudy lens and replacement with a synthetic lens implant, which restores visual acuity. Cataract surgery is the single largest volume and revenue producing outpatient surgical procedure for ophthalmologists worldwide. The Health Care Finance Administration reports that in the United States approximately two million cataract removal procedures are performed annually, making this the largest outpatient procedure reimbursed by Medicare. Most cataract procedures are performed using a method called phacoemulsification or "phaco", which employs a high frequency (40 kHz to 60 kHz) ultrasonic probe needle device to fragment the cataract while still in the eye and remove it in pieces by suction through a small incision.

         In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(TM) for measurement of intraocular pressure and pulsatile ocular blood flow for the detection of glaucoma and other retina related diseases. Ocular blood flow is critical, the reduction of which may cause nerve fiber bundle death through oxygen deprivation, thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow Analyzer(TM) is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. In June 2000, the Company purchased OBF, the manufacturer of the Blood Flow Analyzer(TM). The terms and conditions of the sale were $100,000 in cash and 100,000 shares of common stock. In April 2001, the Company received authorization to use a CPT code for procedures performed with the Blood Flow Analyzer(TM), which provides for a reimbursement to doctors using the device. In the fall of 2001, the manufacturing of the Blood Flow Analyzer(TM) was moved to the Company's San Diego facility from an outsourced facility in England.

         On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets with the Humphrey Systems Division of Carl Zeiss, Inc. to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are used in the manufacturing and marketing of an ultrasonic microprocessor-based line of ophthalmic diagnostic instruments, including the Ultrasonic Biometer Model 820, the A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging and end-user collateral materials for each of the product lines for the sum of $500,000, payable in the form of 78,947 shares of Common Stock which were issued to Humphrey Systems and 26,316 shares of Common Stock which were issued to business broker Douglas Adams. If the net proceeds received by Humphrey Systems from the sale of the shares issued pursuant to the Agreement was less than $375,000, after payment of commissions, transfer taxes and other expenses relating to the sale of such shares, the Company would be required to issue additional shares of Common Stock, or pay additional funds to Humphrey Systems as would be necessary to increase the net proceeds from the sale of the assets to $375,000. Since Humphrey Systems realized only $162,818 from the sale of 78,947 shares of the Company's common stock, the Company issued 80,000 additional shares in January 1999 to enable Humphrey Systems to receive its guaranteed amount. The amount of $21,431 was paid to the Company as excess proceeds from the sale of this additional stock.

         The rights to the ophthalmic diagnostic instruments, that have been purchased from Humphrey Systems, complement both the Company's cataract surgical equipment and its ocular Blood Flow Analyzer(TM). The Ultrasonic Biometer calculates the prescription for the intraocular lens to be implanted during cataract surgery. The Ultrasound Pachymeter measures corneal thickness for the new refractive surgical applications that eliminate the need for eyeglasses and for optometric applications including contact lens fitting. The A/B Scan System combines the Ultrasonic Biometer and ultrasound imaging for advanced diagnostic testing throughout the eye and is a viable tool for retinal specialists. The Ultrasound Biomicroscope utilizes microscopic digital ultrasound resolution for detection of tumors and improved glaucoma management. The Company introduced the P45 in the fall of 2000, which combines the A/B Scan, and the Ultrasonic Biometer in one machine.

         On October 21, 1999, the Company purchased Mentor's surgical product line, consisting of the Phaco SIStem(TM), the Odyssey(TM) and the Surg-E-Trol(TM). This acquisition rounds out the Company's cataract surgery product line by adding entry-level, moderately priced cataract surgery products. The transaction was paid for with $1.5 million worth of Paradigm common stock.

         On June 5, 2000, the Company purchased Vismed Inc. d/b/a Dicon(TM) under a pooling of interest accounting treatment. The purchase included the Dicon(TM) perimeter product line consisting of the LD 400, the TKS 4000, the SST(TM), FieldLink(TM), FieldView(TM) and Advanced FieldView and the corneal topographer product line, the CT 200(TM), the CT 50 and an ongoing service and software business. Perimeters are used to determine retinal sensitivity testing the visual pathway. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Corneal topographers are used for the refractive surgical applications that eliminate the need for eyeglasses and for optometric applications including contact lens fitting.

         In January 2002, the Company purchased the InnovatomeTM microkeratome of Innovative Optics, Inc. ("Innovative Optics") by issuing an aggregate of 1,272,825 shares of its common stock, warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share, exercisable over a period of three years from the closing date, and $100,000 in cash. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141").

         The Company acquired from Innovative Optics, the raw materials, work in process and finished goods inventories. Additionally, it acquired the furniture and equipment of Innovative Optics used in the manufacturing process of the microkeratome console and the inspection and packaging of the disposable blades. The Company was unsuccessful in supplying the disposable blades. The Company discontinued the marketing and sales efforts of this product during the third quarter of 2002.

Background
----------

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

Overview
--------

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

         Birth defects, trauma from accidents, disease and age related deterioration of the components of the eye could all contribute to eye disorders. The most common eye disorders are either pathological or refractive.

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

         Surgical use of ultrasound in ophthalmology is limited to treatment of cataract lenses in the eye through a procedure called phacoemulsification or "phaco." A primary objective of cataract surgeries is the removal of the opacified (cataract) lens through an incision that is as small as possible. The opacified lens is then replaced by a new synthetic lens intraocular implant ("IOL"). Phaco technology involves a process by which a cataract is broken into small pieces using ultrasonic shock waves delivered through a hollow, open-ended metal needle attached to a hand-held probe. The fragments of cataracts tissue are then removed through aspiration. Phaco systems were first designed in the late 1960's after various attempts by surgeons to use other techniques to remove opacified lenses, including crushing, cutting, freezing, drilling and applying chemicals to the cataract. By the mid-1970's, ultrasound had proven to be the most effective technology to fragment cataracts. Market Scope's (Manchester, Missouri), "The 2001 Report on the Worldwide Cataract Market", January 2001 indicates that phaco cataract treatment was the technology for cataract removal used in over 80% of surgeries in the United States and over 20% of all foreign surgeries.

         Laser Technology: The term "laser" is an acronym for Light Amplification by Stimulated Emission of Radiation. Lasers have been commonly used for a variety of medical and ophthalmic procedures since the 1960's. Lasers emit photons into a highly intense beam of energy that typically radiates at a single wavelength or color. Laser energy is generated and intensified in a laser tube or solid-state cavity by charging and exciting photons of energy contained within material called the lazing medium. This stored light energy is then delivered to targeted tissue through focusing lenses by means of optical mirrors or fiber optics. Most laser systems use solid state crystals or gases as their lazing medium. Differing wavelengths of laser light are produced by the selection of the lazing medium. The medium selected determines the laser wavelength emitted, which in turn is absorbed by the targeted tissue in the body. Different tissues absorb different wavelengths or colors of laser light. The degree of absorption by the tissue also varies with the choice of wavelength and is an important variable in treating various tissues. In a surgical laser, light is emitted in either a continuous stream or in a series of short duration "pulses", thus interacting with the tissue through heat and shock waves, respectively. Several factors, including the wavelength of the laser and the frequency and duration of the pulse or exposure, determine the amount of energy that interacts with the targeted tissue and, thus, the amount of surgical effect on the tissue.

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

Products
--------

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

         Precisionist ThirtyThousand(TM): The Precisionist ThirtyThousand(TM) (the "Precisionist(TM)") is the Company's core phaco surgical technology. The Precisionist(TM) was placed into production and offered for sale in 1997. As a phaco cataract surgery system, the Company believes the Precisionist(TM) with its new fluidics panel is equal or superior to the present competitive systems in the United States. The system features a graphic color display and unique proprietary on-board computer and graphic user interface linked to a soft-key membrane panel for flexible programmable operation. The system provides real-time "on-the-fly" adjustment capabilities for each surgical parameter during the surgical procedure for high-volume applications. In addition, the Precisionist(TM) provides one hundred pre-programmable surgery set-ups, with a second level of sub-programmed custom modes within each major surgical screen (i.e., ultrasound phaco and irrigation/aspiration modes). The Precisionist(TM) features the Company's newly developed proprietary fluidics panel which is completely non-invasive for improved sterility and to provide a surgical environment in the eye that virtually eliminates fluidic surge and solves chamber maintenance problems normally associated with phaco cataract surgery. This new fluidics system provides greater control for the surgeon and allows the safe operation at much higher vacuum settings by sampling changes in aspiration 100 times per second. Greater vacuum in phaco surgery means less use of ultrasound or laser energy to fragment the cataract and less chance for surrounding tissue damage. In addition to the full complement of surgical modalities (e.g., irrigation, aspiration, bipolar coagulation and anterior vitrectomy), system automation includes "dimensional" audio feedback of vacuum levels and voice confirmation for major system functions, providing an intuitive environment in which the advanced phaco surgeon can concentrate on the surgical technique rather than the equipment. Sales of the Precisionist(TM) were not significant in the fiscal years 2002 or 2001.

         Ocular Surgery Workstation(TM): The Ocular Surgery Workstation(TM) (the Workstation(TM) ) comprises the base system of the Precisionist(TM) ThirtyThousand(TM) and is the first system to the knowledge of the Company, which uses the expansive capabilities of today's advanced computer technology to offer seamless open architecture expandability of the system hardware and software modules. The Workstation(TM) utilizes an embedded open architecture computer developed for the Company and controlled by a proprietary software system developed by the Company that interfaces with all components of the system. Ultrasound, fluidics (irrigation), aspiration, venting, coagulation and anterior vitrectomy (pneumatic) are all included in the base model. Each component is controlled as a peripheral module within this fully integrated system. This approach allows for seamless expansion and refinement of the Workstation(TM) with the ability to add other hardware and software features. Expansion such as the Company's Photon(TM) laser system and hardware for additional surgical applications are easily implemented by means of a pre-existing expansion rack, which resides in the base of the Workstation(TM). These expanded capabilities could include, but would not be limited to laser systems, video surgical fiber optic imaging, cutting and electrosurgery equipment. However, there is no guarantee that the Workstation(TM) will be accepted in the marketplace. If the FDA approves the Photon(TM), the Company will refer to the Workstation(TM) as the Photon(TM) Ocular Surgery Workstation(TM). To date, the Company has not commercially developed or offered for sale any other added hardware or software features to its Workstation (TM).

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

         The Company's laser system is based upon the concept that pulsed laser energy produced with the micro-processor controlled Nd:YAG laser system provides ophthalmic surgeons with a more precise and less traumatic alternative in cataract surgery. Although conventional ultrasonic surgical systems have proven effective and reliable in clinical use for many years, their use of high frequency shock waves and vibration to fragment the cataract can make the procedure difficult and can present risk of complication both during and after surgery. In contrast, the Company's laser system, which utilizes short centralized energy bursts, should permit the delivery of the laser beam with less trauma to adjacent tissue. Therefore, unlike ultrasonic systems, whose vibrations and shock waves affect (and can damage) non-cataracts tissues within the eye, the Company's Photon(TM) laser cataract system should only affect tissues it comes into direct contact with.

         In addition to cataract surgery, the Company believes that its Photon(TM) laser system is capable of being configured with specialty probes for use in other ophthalmic surgical and other medical procedures. In October of 2000, the Company received FDA approval for the Photon(TM) Workstation(TM) to be used with a 532mm green laser which is effective for medical procedures other than cataract removal, such as photocoagulation of retinal and venous anomalies within or outside the eye, pigmented lesions around the orbital socket, posterior or anterior procedures associated with glaucoma or diabetes and general photocoagulation for various dermatological venous anomalies including telangiectasia (surface veins), or commonly referred to as "spider veins". The goal is to be able to integrate multiple laser wavelengths into one system or workstation that can be used for multiple medical specialties. This approval represents only one of the potential applications that could represent substantial growth opportunities including additional sales of equipment, instruments, accessories and disposables. The Photon(TM) Ocular Surgery Workstation(TM) has not been commercially developed with any other added hardware or software features. There is no guarantee that the ophthalmic surgery market will accept the laser in this capacity or that the FDA will grant approval. See the Regulation section below ..

         Surgical Instruments, Accessories and Disposables: In addition to the cataract surgery equipment, the Company's surgical systems utilize or will utilize accessory instruments and disposables, some of which are proprietary to the Company. These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, instrument drapes and laser cataract probes. The Company intends to expand its disposable accessories as it further penetrates the cataract surgery market and expands the treatment applications for its Workstation(TM). These products contributed approximately 11% and 8% of total revenues for 2002 and 2001, respectively.

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

         Blood Flow Analyzer(TM): In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(TM) for early detection and treatment management of glaucoma and other retina related diseases. The device measures not only intraocular pressure but also pulsatile ocular blood flow, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow Analyzer(TM) is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. This was the Company's first diagnostic eye care device. The device is a portable desktop system that utilizes a proprietary and patented pneumatic Air Membrane Applanation Probe(TM) (the "AMAP TM"), which can be attached to any model of standard examination slit lamp, which is then placed on the cornea of the patient's eye to measure the intraocular pressure within the eye. The device is unique in that it reads a series of intraocular pressure pulses over a short period of time (approximately five to ten seconds) and generates a waveform profile, which can be correlated to blood flow volume within the eye. A proprietary software algorithm developed by David M. Silver, Ph.D., of Johns Hopkins University Applied Physics Laboratory calculates the blood flow volume. The device presents a numerical intraocular pressure reading and blood flow analysis rating in a concise printout, which is affixed to the patient history file. In addition, the data generated by the device can be downloaded to a personal computer system for advanced database development and management.

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

         In April 2001, the Company received authorization from the CPT Code Research and Development Division of the American Medical Association to use a common procedure terminology (CPT) code for its Blood Flow Analyzer(TM) which provides for a reimbursement to doctors. In the fall of 2001, the manufacturing activities for the Blood Flow Analyzer(TM) were moved to the San Diego facility from the outsourced plant located in England. The revenues from sales of the Blood Flow Analyzer(TM) represented approximately 9% and 25% of total 2002 and 2001 revenues, respectively. On November 4, 2002, the Company received FDA approval for expanded indications of use of the Blood Flow Analyzer(TM) for pulsatile ocular blood flow, volume and pulsatility equivalence index. Also, the Company is continuing its aggressive campaign to educate the payers about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the providers. These efforts should lead to a more positive effect on sales

         When the Company completed a stock purchase transaction on June 20, 2000, it acquired all of the outstanding shares of common stock of Ocular Blood Flow, Ltd., ("OBF"), from Malcolm Redman, the sole shareholder of OBF, including the rights to the Blood Flow Analyzer(TM). The Company entered into a three-year consulting agreement with Mr. Redman, requiring the payment of 36 equal monthly installments of $6,000 through June 20, 2003, for consulting services. As of December 31, 2002, the Company owed $12,000 to Mr. Redman for payments due on November 20, 2002 and December 20, 2002. The Company also entered into a Royalty Agreement with Mr. Redman on June 20, 2000, requiring a royalty of 10% of the net sales of the Blood Flow Analyzer(TM), including underlying workstation units, sold by the Company. As of December 31, 2002, approximately $169,016 in royalties were due and owing to Mr. Redman under the Royalty Agreement.

         Dicon(TM) perimeters consist of the LD 400, the TKS 4000, the SST(TM), FieldLink(TM), FieldView(TM) and Advanced FieldView. Perimeters are used to determine retinal sensitivity testing the visual pathway. Perimeters have become a standard of care in the detection and monitoring of glaucoma worldwide. Perimetry is reimbursable worldwide. The Dicon(TM) perimeters feature patented kinetic fixation and voice synthesis now in 27 different languages. Software programs are sold to assist in the analysis of the test results. Sales of the perimeters generated approximately 20% and 15% of the 2002 and 2001 total revenues, respectively.

         Dicon(TM) corneal topographers include the CT 200(TM) and the CT 50. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Clinical applications for corneal topographers include refractive surgery that eliminates the need for eyeglasses and optometric applications including contact lens fitting. Revenues from the topographer were 7% and 12% of the total revenues for 2002 and 2001, respectively.

         Pachymetric Analyzer: The ultrasonic pachymeter is used for measurement of corneal thickness. The Model P55 is positioned as a standard office pachymeter. This device is targeted to the refractive surgery market and contributed approximately 3% and 1% to the total revenues for 2002 and 2001, respectively.

         Ultrasonic A-Scan: The Ultrasonic A-Scan was and remains the industry standard for axial length eye measurement, which is a prerequisite procedure reimbursed by Medicare and is performed before every cataract surgery. Over 5,000 A-Scan systems have been installed in the worldwide market, representing a substantial market opportunity for software upgrades and extended warranty contract sales. A-Scan sales were approximately 2% of the total 2002 and 2001 revenues.

         Ultrasonic A/B Scan: The A/B Scan is used by retinal sub-specialists to identify foreign bodies in the posterior chamber of the eye and to evaluate the structural integrity of the retina. The A/B Scan is attractive to the general ophthalmic community at large because of its lower price point. Sales from this product were approximately 6% and 5% of the total 2002 and 2001 revenues, respectively.

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

         The UBM related surgical filtering procedures are fully reimbursable by Medicare and insurance providers. This untapped new market positions the Company with its proprietary UBM and to its knowledge, the only commercially viable product of this type on the market, as a leader in the rapidly expanding glaucoma imaging and treatment segment. In the fall of 2000 the company introduced the P45 which combines the UBM and the A/B Scan in one instrument. The Company believes that by combining functions, the P45 will appeal to a broader market. UBM sales were approximately 13% and 11% of total revenues for the years ended December 31, 2002 and 2001, respectively. The P45 contributed approximately 12% of total revenues for 2002 and approximately 9% of total 2001 revenues.

         In  July  of  2000,  the  Company   received  ISO  9001  and  EN  46001
certification   using  TUV  Essen  as  the   notified   body.   Under  ISO  9001
certification, all of the Companies products are now CE marked. The CE mark allows the Company to ship product for revenue into the European Community. The Company successfully retained its certification in 2002.

Marketing and Sales
-------------------

         Ophthalmologists are mainly office-based and perform their surgeries in local hospitals or surgical centers that provide the necessary surgical equipment and supplies. Ophthalmologists are generally involved in decisions relating to the purchase of equipment and accessories for their independent ambulatory surgical centers and for the hospitals with which they are affiliated. This provides the opportunity for direct, targeted, personal selling, responsive high quality customer service and short buying cycles to achieve a product sale in the office or hospital. Hospitals also comprise a significant market, as recent demand for ultrasonic surgery technology has put pressure on the ophthalmologist, who in turn persuades the hospital to install the latest technology system so that he can offer this procedure to his patients and the community.

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

         Marketing Organization: The Company markets its products internationally through a network of dealers and domestically through direct sales representatives. As of December 31, 2002, the Company had five direct domestic sales representatives in the United States and sixty-five foreign dealers. These sales representatives are assigned exclusive territories and have entered into contracts with the Company that contain performance quotas. The Company also plans to continue to market its products by identifying customers through internal market research, trade shows and direct marketing programs. The Company also utilizes a Clinical Advisory Board comprised of leading ophthalmic surgeons in the United States and Europe who speak at conventions, train ophthalmologists and visit foreign doctors and dealers to promote the Company's products.

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

         Manufacturing and Raw Materials: Currently, the Company maintains a 31,000 square foot facility in Salt Lake City and an 800 square foot facility in Oceanside, California. The Company transferred the manufacturing activities for the Blood Flow Analyzer(TM) to San Diego from OBF in England during 2001. During the second quarter of 2002, the Company consolidated and closed the San Diego operations into the Salt Lake City facility. The facility accommodates the Company's manufacturing, marketing and engineering capabilities. The Company manufactures under systems of quality control and testing, which complies with the Quality System Requirements (QSR) established by the FDA, as well as similar guidelines established by foreign governments, including the CE Mark and IS0-9001.

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

         Product Service and Support: Service for the Company's products is overseen from its Salt Lake City and San Diego locations and is augmented by its international dealer network who provide technical service and repair. Installation, on-site training and a limited product warranty are included as the standard terms of sale. The Company provides distributors with replacement parts at no charge during the warranty period. To date, the Company has incurred minimal expenses under this warranty program. International distributors are responsible for installation, repair and other customer service to installed systems in their territory. All systems parts are modular sub-components that are easily removed and replaced. The Company maintains adequate parts inventory and provides overnight replacement parts shipments to its dealers. After the warranty period expires, the Company offers one year and three year service contracts to its domestic customers and will continue to sell parts to international dealers who in turn create their own service plans with their customers.

Research and Development
------------------------

         The Company's primary market for its surgical products is the cataract surgery market. However, the Company believes that its laser systems may potentially have broader ophthalmic applications. Consequently, the Company believes that a strong research and development capability is important for the Company's future. In addition to the Company's expanded in-house research and development capabilities, it has enlisted several recognized and respected consultants and other technical personnel to act in technical and medical advisory capacities. Several of these consultants serve on the Company's clinical Advisory Board to provide expert and technical support for current and proposed products, programs and services of the Company.

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

Competition
-----------

         General. The Company is subject to competition in the cataract surgery and the glaucoma diagnostic markets from two principal sources: (i) manufacturers of competing ultrasound systems used when performing cataract treatments and (ii) developers of technologies for ophthalmic diagnostic and surgical instruments used for treatment. A few large companies that are well established in the marketplace, have experienced management, are well financed and have well recognized trade names and product lines dominate the surgical equipment industry. The Company believes that the combined sales of five entities account for over 90% of the cataract surgery market. The remaining market is fragmented among emerging smaller companies, some of which are foreign. The ophthalmic diagnostic market has a similar composition.

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

         The Cataract Surgical System Industry. Presently, the major manufacturers utilizing ultrasonic technology offer products currently in use. Those systems rely on accessories including single-use cassette packs and other ancillary surgical disposables such as saline solution, sutures and intraocular lenses for their profits. The cassette packs are required for fluid and tissue collection during the surgical procedure. The cassette packs are generally unique and proprietary to their respective systems and represent a barrier to entry for third-party, lower-cost after-market suppliers. While there is growing market resistance in the United States and internationally to single-use cassettes, the Company anticipates that manufacturers of ultrasound equipment will continue to develop and enhance their present ultrasound products in order to protect their investments in system and cassette technology and to protect their profits from sales of these cassettes and accessories. The Company's Precisionist Thirty Thousand(TM) ultrasonic phaco system has the ability to use either reusable or single-use disposable components. The Photon(TM) laser cataract system will utilize probes and cassette packs designed for single-use and semi-disposable instruments priced at a level consistent with the demands of health care cost containment. This will allow the health care providers a substantial measure of cost containment, while providing the Company with the quality control and income capability of cassette sales.

         The international market, with significantly lower medical budgets, has not been able to justify the expense of using disposable components. Budgetary constraints have limited current manufacturers from gaining a significant share of the international ultrasound equipment market, and have provided a niche for the emerging smaller companies discussed above.

         Ultrasound Equipment Manufacturers. As a relatively recent entrant into the cataract surgical equipment market with a newer equipment line, the Company is establishing itself and, as yet, does not hold a significant share of the market. The Company currently recognizes Bausch & Lomb, Alcon Laboratories, and Allergan Medical Optics as its primary competitors in the ultrasound phaco cataract equipment market.

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

         The Retinal Diagnostic Market. The Glaucoma Research Foundation suggests that with the aging of the so-called baby boom generation, there will be an increase of macular degeneration and glaucoma in the United States, the leading causes of adult blindness worldwide. The National Eye Institute stated in 2002 that the number of visually impaired Americans is likely to double over the next three decades. Their report estimated that 2.4 million people suffer some vision impairment in this country. The damage caused by these diseases is irreversible. The preconditions for the onset of macular degeneration or glaucoma are low ocular blood flow and/or high intraocular pressure. Diagnostic screening is important for individuals susceptible to these diseases. People in high risk categories include: African Americans over 40 years of age, all persons over 60 years of age, persons with a family history of glaucoma or diabetes, and the very nearsighted. The glaucoma Research Foundation recommends that these high risk individuals be tested regularly for glaucoma. According to the U.S. Census Bureau, in 1995 there were over 30 million adults 65 years of age and older and 8 million African Americans 45 years of age and older. The Glaucoma Research Foundation reports that glaucoma currently accounts for more than 7 million visits to physicians annually.

         The Company is subject to intense competition in the ophthalmic diagnostic market from well-financed, established companies with recognizable trade names and product lines and new and developing technologies. The industry is dominated by several large entities which the Company believes account for the majority of diagnostic equipment sales. The Company continues to derive revenues from the sale of its ultrasound diagnostic equipment and blood flow analyzer. The blood flow analyzer is designed to detect glaucoma in an earlier stage than is presently possible. In addition, the device performs tonometry and blood flow analysis. Other ophthalmic diagnostic devices that do not detect glaucoma in the early stages of the disease as does the Company's analyzer retail at comparable prices. The Company thus believes that it can compete in the diagnostic market place based upon the lower price and improved diagnostic functions of the analyzer.

Intellectual Property Protection
--------------------------------

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

         The Photon(TM) laser cataract probe is protected under a United States patent issued in 1987 to Daniel M. Eichenbaum, M.D. and subsequently assigned to Photomed International, Inc. ("Photomed") and a Japanese patent issued in 1997 to the Company for the utility and methods of laser ablation, aspiration and irrigation of tissue through a hand-held probe of a unique design. The Company secured the exclusive worldwide right to this patent shortly after its issue, and to the international patents pending, from Photomed by means of a license agreement (the "License Agreement"). The License Agreement was amended on December 5, 1997 to allow Photomed the right to conduct research, development and marketing utilizing the patent in certain medical subspecialties other than ophthalmology for which the Company would receive royalty payments equal to 1% of the proceeds from the net sales of products utilizing the patent. See "Management" and "Certain Relationships and Related Transactions."

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

Regulation
----------

         The FDA under the FD&C Act regulates the Company's surgical and diagnostic systems as medical devices. As such, these devices require Premarket clearance or approval by the FDA prior to their marketing and sale. Such clearance or approval is premised on the production of evidence sufficient for the Company to show reasonable assurance of safety and effectiveness regarding its products. Pursuant to the FD&C Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States and the export of medical devices from the United States. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial of Premarket clearance or approval for devices. Recommendations by the FDA that the Company not be allowed to enter into government contracts and criminal prosecution may also be made.

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

         The alternate method to seek approval is to obtain Premarket approval from the FDA. If a manufacturer or distributor of a medical device cannot establish that a proposed device is substantially equivalent to another legally marketed device, whether or not the FDA has made a determination in response to a Section 510(k) notification, the manufacturer or distributor will have to seek Premarket approval for the proposed device. A PMA application would have to be submitted and be supported by extensive data, including preclinical and clinical trial data to prove the safety and efficacy of the device. If human clinical trials of a proposed device are required and the device presents a "significant risk," the manufacturer or the distributor of the device will have to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites, and the approval letter could include the number of patients approved by the FDA. An IDE clinical trial can be divided into several parts or Phases. Sometimes, a company will conduct a feasibility study (Phase I) to confirm that a device functions according to its design and operating parameters. This is a usual clinical trial site. If the Phase I results are promising, the applicant may, with the FDA's permission, expand the number of clinical trial sites and the number of patients to be treated to assure reasonable stability of clinical results. Phase II studies are performed to confirm predictability of results and the absence of adverse reactions. The applicant may, upon receipt of the FDA's authorization, subsequently expand the study to a third phase with a larger number of clinical trial sites and a greater number of patients. This involves longer patient follow-up times and the collection of more patient data. Product claims, labeling and core data for the PMA are derived primarily from this portion of the clinical trial. The applicant may also, upon receipt of the FDA's permission, consolidate one or more of such portions of the study. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. Although both approval methods may require clinical testing of the device in question under an approved IDE, the Premarket approval procedure is more complex and time consuming.

         Upon  receipt  of the  PMA  application,  the  FDA  makes  a  threshold determination whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA has by regulation 90 days to review it; however, the review time is often extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's QSR requirements prior to approval of a PMA. While the FDA has responded to PMA applications within the allotted time period, PMA reviews generally take approximately 12 to 18 months or more from the date of filing to approval. The PMA process is lengthy and expensive, and there can be no assurance that such approval will be obtained for any of the Company's products determined to be subject to such requirements. A number of devices for which other companies have sought PMA approval have never been approved for marketing.

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

         Although the Company believes that it currently complies and will continue to comply with all applicable regulations regarding the manufacture and sale of medical devices, such regulations are always subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in review guidelines, regulations or administrative interpretations by the FDA or other regulatory bodies, with possible retroactive effect, will not materially adversely affect the Company. In addition to the foregoing, the Company is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon the Company's ability to conduct business.

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

Regulatory Status of Products
-----------------------------

         All of the Company's products, with the exception of the Photon(TM), are approved for sale in the U.S. by the FDA under a 510(k). All of the Companies products have been accepted for import into CE countries and various non-CE countries.

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

         The Company submitted a Premarket Notification 510(k) application to the FDA for the Photon(TM) laser cataract system in September 1993. The FDA requested clinical support data for claims made in the 510(k), and in October 1994 the Company submitted an IDE application to provide for a "modest clinical study" in order to collect the data required by the FDA for clearance of the Photon(TM) laser cataract system. The FDA granted this IDE in May 1995 for a Phase I Feasibility Study. The Company began human clinical trials in April 1996 and completed the Phase I study in November 1997. The Company started Phase II trials in September 1998 and completed numerous cases of treatment group and control group patients which were included in the Company's submission to the FDA. The Company received a warning letter dated August 30, 2000, from the Office of Compliance, Center for Devices and Radiological Health of the Food and Drug Administration ("FDA") relating to the human clinical trials for its Photon(TM) Laser Cataract System. The warning letter concerns the conditions found by the FDA during several audits at the Company's clinical sites. The FDA's comments were isolated to the administrative procedures of compiling data from the clinical sites. The Company responded to the warning letter in a submission dated September 27, 2000. In the submission the Company took corrective action that included submitting a revised clinical protocol and case report forms and procedures for the collection and control of data. In a subsequent letter dated November 2, 2000 to the Company, the FDA requested clarification of two issues.

         Subsequent to the warning letter, the Company received approval to continue its clinical trials, the results of which were included in its supplemental submission to the FDA for the existing 510(k) predicate device application for the Photon(TM) laser system. In December 2001, the Company
received  a  preliminary   review  from  the  FDA  regarding  the   supplemental
submission. As a result of that preliminary review, the Company submitted additional clinical information to the FDA on February 6, 2002. The application is receiving ongoing review by the FDA. The Company believes all items in the warning letter have been satisfied and the clinical trials and their data are in good standing. On May 7, 2002, the Company received a letter from the FDA requesting further clinical information. The Company is in the process of generating the additional clinical information in response to the letter. The Company expects to make a submission to the FDA with the additional clinical information when accumulated. The Company believes the cost of generating the additional clinical information will not be substantial and will not adversely impact the results of its operations.

Employees
---------

         As of December 31, 2002, the Company had 39 full-time employees. This number does not include the Company's manufacturer's representatives who are independent contractors rather than employees of the Company. The Company also utilizes several consultants and advisors. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. None of the Company's employees is a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.

Item 2. Description of Property

         The Company's executive offices are currently located at 2355 South 1070 West, Salt Lake City, Utah. This facility consists of approximately 29,088 square feet of leased office space under a three-year lease that will expire on March 1, 2003 with an additional three-year renewal option. These facilities are leased from Eden Roc, a California partnership, at a base monthly rate of $21,163 plus a $3,342 monthly common area maintenance fee. Pursuant to the lease, the Company pays all real estate and personal property taxes and the insurance costs on the premises.

         The Company renegotiated a three-year lease in January 2003 at a monthly rate of $12,500 plus a $2,500 common area maintenance fee for the year 2003, with rate increases to $12,875 for 2004 and to $13,261 for 2005.

         The Company maintains a facility located at 3355 Mission Avenue, Suite 222, Oceanside, California. This facility consists of approximately 800 square feet of leased office space under a two-year lease that expires on June 30, 2004. These facilities are leased from San Diego Sunland Partners I., a California limited partnership, at a monthly rate of $1,040.

         The Company believes that these facilities are adequate to satisfy its needs for the foreseeable future.

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

         An action was brought against the Company in September 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees. Discovery has taken place and the Company has paid royalties of $14,736 to bring all payments up to date through June 30, 2001. The Company is in the process of working with Photomed International and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future. It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed.

         An action was brought against the Company on March 7, 2000 in the Third District Court of Salt Lake County, State of Utah, by the Merrill Corporation that alleges that the Company owes the plaintiff approximately $20,000 together with interest thereon at the rate of 10% per annum from August 30, 1999, plus costs and attorney's fees. The complaint alleges a breach of contract relative to printing services. The Company filed an answer to the complaint and discovery is proceeding. The Company believes that the complaint against the Company is without merit and intends to vigorously defend against the action.

         The Company received a demand letter dated December 30, 2002 from counsel for Thomas F. Motter, the former Chairman and Chief Executive Officer of the Company. Mr. Motter claims in the letter that he was entitled to certain stock options that had not been issued to him in a timely manner. By the time the options were actually issued to him, however, they had expired. Mr. Motter contends that if the options had been issued in a timely manner, he would have exercised them in a manner that would have given him a substantial benefit. Mr. Motter requests restitution for the loss of the financial opportunity. Mr. Motter also claims that he was defrauded by the Company by not being given an extended employment agreement when he terminated the change of control agreement that he had entered into with the Company.

         Mr. Motter is further claiming payment for accrued vacation time during the 13 years he had been employed by the Company, asserting that he only had a total of four weeks of vacation during that period. Finally, Mr. Motter is threatening a shareholder derivative action against the Company because of the board of directors' alleged failure to conduct an investigation into conversations that took place in a chat room on Yahoo. Mr. Motter asserts that certain individuals participating in the conversations were officers or directors of the Company whose interests were in conflict with the interests of the shareholders. The Company believes that Mr. Motter's claims and assertions are without merit and it intends to vigorously defend against any legal action that Mr. Motter may bring.

         The Company received a demand letter dated January 6, 2003 from counsel for Westcore STIPG, LLC, the landlord with regard to the lease on our former facilities in San Diego, California. The letter demands payment of $10,567 plus interest, attorney's fees and costs for the repairs and restoration work on the San Diego facilities, after a deduction of the Company's $6,000 security deposit. The Company rejects these claims, contending that the security deposit was adequate to pay for any repairs or restoration expenses on the premises.

         The Company received a demand letter dated December 9, 2002 from counsel for Dan Blacklock, dba Danlin Corp. The letter demands payment in the amount of $65,160 for manufacturing and supplying parts for microkeratome blades. The Company's records show that it received approximately $34,824 in parts from the Danlin Corp., but that the additional amounts that the Danlin Corp contends are owed were from parts that were received but rejected by the Company because they had never been ordered.

         The Company received demand letters dated September 29, 2002 and December 10, 2002 from counsel for CitiCorp, Vendor Finance, Inc. and its successor-in-interest, The Copy Man, dba TCM Business. The letters demand payment of $49,627 plus interest for the leasing of two copy machines that were delivered to the Salt Lake City facilities on or about April of 2000. The majority of the amounts alleged to be owed by the Company are from the remaining payments on the leases. The Company disputes the amounts allegedly owed, asserting that the copy machines, which it returned to the leasing company, did not work properly.

         An action was brought by Dr. John Charles Casebeer against the Company in the Montana Second Judicial District Court, Silver Bow County, state of Montana. The complaint alleges that Dr. Casebeer entered into a personal services contract with the Company memorialized by a letter dated April 20, 2002, with it being alleged that Dr. Casebeer fully performed his obligations. Dr. Casebeer asserts that he is entitled to $43,750 per quarter for consultant time and as an incentive to be granted each quarter $5,000 in options issued at the fair market value. An additional purported incentive was $50,000 in shares of stock being issued at the time a formalized contract was to be signed by the parties. In the letter it is provided that at its election, the Company may pay the consideration in the form of stock or cash and that stock would be issued within 30 days of the close of the quarter. Prior to the litigation, the Company issued 43,684 shares to Dr. Casebeer. The referenced letter provides that termination may be made by either party upon giving 90 days written notice. Notice was given by the Company in early November 2002. The Company recently filed its answer in defense of the action. Issues include whether or not Dr. Casebeer fully performed as asserted.

         The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         At the annual shareholders meeting held on December 27, 2002, the sufficient number of votes to constitute a quorum was not received; therefore, no items were acted upon. The meeting was adjourned to allow time for the shareholders to vote. The date of the adjourned meeting has not yet been rescheduled. The following matters were items that were on the ballot for shareholder approval: (i) the election of three directors consisting of Randall
A. Mackey, Dr. David M. Silver and Keith D. Ignotz; (ii) the amendment to the certificate of incorporation to increase the number of authorized shares of common stock from 40,000,000 to 80,000,000 shares; (ii) the amendment to the 1995 Stock Option Plan to authorize an additional 1,000,000 shares of common stock; (iv) the ratification of stock options granted to the outside directors; and (v) the ratification of appointment of Tanner & Co. as the Company's independent accountants for the fiscal year ending December 31, 2002.


                                     PART II

Item 5. Market for Common Equity and related Stockholder Matters


         The Authorized capital stock of the Company consists of 40,000,000 shares of Common Stock, $.001 par value per share, and 5,000,000 shares of Preferred Stock, $.001 par value per share. The Company has created six classes of Preferred Stock, designated as Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock , Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock.

         The Company's Common Stock and Class A Warrants trade on The Nasdaq SmallCap Market under the respective symbols of "PMED" and "PMEDW." Prior to July 22, 1996, there was no public market for the Common Stock. As of March 31, 2003 the closing sale prices of the Common Stock and Class A Warrants were $.16 per share and $0.05 per warrant, respectively. The following are the high and low sales prices for the Common Stock and Class A Warrants by quarter as reported by Nasdaq since January 1, 2001.

                                 Common Stock              Class A Warrants
                                 Price Range                  Price Range
Period (Calendar Year)        High        Low            High            Low
--------------------------------------------------------------------------------

2001

First Quarter                $4.13      $1.50           $1.00            $.19
Second Quarter                3.54       1.61             .74             .19
Third Quarter                 2.75       1.86             .45             .16
Fourth Quarter                3.08       1.94             .39             .17

2002

First Quarter                 3.33       2.15             .38             .19
Second Quarter                3.10        .60             .32             .05
Third Quarter                 1.50        .21             .20             .08
Fourth Quarter                 .36        .12             .09             .01

2003

First Quarter                  .42        .14             .09             .01


         The Company's Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock are not publicly traded. As of March 31, 2003, there were 765 record holders of Common Stock, six record holders of Series A Preferred Stock, four record holders of Series B Preferred Stock, no record holders of Series C Preferred Stock, one record holder of Series D Preferred Stock, 14 record holders of Series E Preferred Stock and 52 record holders of Series F Preferred Stock.

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

General
-------

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

         The Company's ultrasound diagnostic products include a pachymeter, an A-Scan, an A/B Scan and a biomicroscope, the technology for which was acquired from Humphrey Systems in 1998. The Company introduced the P45 in the fall of 2000, which combines the A/B Scan, and the biomicroscope in one machine. In addition, the Company markets its Blood Flow Analyzer(TM) acquired in the purchase of Ocular Blood Flow Ltd. in June 2000. Other diagnostic products are the Dicon (TM) Perimeter and the Dicon (TM) Corneal Topographer which were acquired in the acquisition of Vismed d/b/a Dicon in June 2000. The Company purchased the inventory and design and production rights of the SIStem(TM) from Mentor Corporation in October 1999 which was designed to perform minimally invasive cataract surgery. In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist ThirtyThousand(TM) in which the Company purchased the raw material and finished goods inventory to bring the manufacturing of this product in-house. FDA approval for the Company's Photon(TM) laser system for cataract removal is in process.

         Activities for the twelve months ended December 31, 2002, included sales of the Company's products and related accessories and disposable products. On May 7, 2002, the Company received a letter from the FDA requesting further clinical information. The Company is in the process of generating the additional clinical information in response to the letter. The Company cannot market or sell the Photon(TM) in the United States until FDA approval is granted. On November 4, 2002, the Company received FDA approval for expanded indications of use of the Blood Flow Analyzer(TM) for pulsatile ocular blood flow, volume and pulsatility equivalence index. Also, the Company is continuing its aggressive campaign to educate the payers of Medicare claims throughout the country about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the providers. These efforts should lead to a more positive effect on sales.

         In April 2002, the Company announced the closure of its San Diego facility in anticipation of the termination of the lease for that location. The operations were transferred to the Salt Lake City facility. The Company incurred a reduction of force of 28 San Diego personnel. The consolidation was intended to save costs and to eliminate duplicities in functions and facilities that occurred with the acquisition of Dicon. The costs of downsizing included one-time expenses of approximately $43,000 for moving and travel costs, which were charged to general and administrative expenses.

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

         The Company acquired from Innovative Optics, the raw materials, work in process and finished goods inventories. Additionally, it acquired the patents and trade name associated with the product, the furniture and equipment of Innovative Optics used in the manufacturing process of the microkeratome console and the inspection and packaging of the disposable blades. The Company subsequently issued 477,039 shares of common stock that were held in escrow at a value of $630,000, based in the market price of such shares on the date of issuance. This amount was charged to in-process research and development because the issuance of such shares related to the continuing research and development of the microkeratome blades. . The Company was unsuccessful in reducing the costs of the blade production process and was unable to supply blades to the user base. The Company terminated its marketing and sales efforts for the microkeratome, but it continues to search for an alternative source of blades or a purchaser of the product line. Because the Company determined that it could not manufacture the blades to support its customer base at an economical cost, in accordance with SFAS No. 142, due to the lack of projected future cash flows, during 2002 the Company recorded an impairment expense of $2,082,000 for the remaining book value of property and equipment and intangible assets purchased from Innovative Optics. In addition, the Company recorded an inventory reserve for the remaining inventory purchased from Innovative Optics of approximately $160,000.

         On September 19, 2002, the Company completed a transaction with International Bio-Immune Systems, Inc., a Delaware corporation ("IBS"), in which it acquired 2,663,254, or 19.9% of the outstanding shares of IBS and warrants to purchase 1,200,000 shares of common stock of IBS at $2.50 per share for a period of two years, through the exchange and issuance of 736,945 shares of the Company's common stock the lending of 300,000 shares of the Company's common stock to IBS, and the payment of certain expenses of IBS through the issuance of an aggregate of 94,000 shares of our common stock to IBS and its counsel. The issuance of 736,945 shares were valued based on the market price of the Company's common stock on the date of the transaction and resulted in an investment in IBS, when combined with a cash investment of $65,000 made in 2000, of $879,000. The 300,000 shares were also valued at the market price on the date of issuance and were recorded as a stock subscription receivable of $294,000 because such shares will either be paid for or returned in the future. IBS is a privately held biotechnology based, cancer diagnostic and immunotherapy company with potential clinically effective products for the diagnosis, treatment and imaging of patients with major tumor types (e.g. colon, lung, cervix, pancreas and breast). IBS is located in Great Neck, New York. IBS does not produce significant revenues as its products have not received FDA approval. Due to the uncertainty of future cash flows and the fact that the products have not been approved by the FDA, The Company was unable to support the value of the investment by substantiated methods and determined that the likelihood of recovery of its investment was remote. . Therefore, in accordance with generally accepted accounting principles , the investment of $879,000 was charged to impairment expense.

         The tragic events of September 11, 2001 combined with a recessionary trend in the economy have had a negative effect on the Company's sales. International attendance at the largest trade show of the year in November 2001 was down markedly. The absence of these professionals eliminates many opportunities for the Company to demonstrate and sell its products to this sector. It is difficult to quantify how much an effect that these events have had on the Company, but management believes that the Company has suffered some negative impact due to September 11, 2001 and the downturn in the economy in general, which may continue for an indefinite period of time. .

Results of Operations
---------------------

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31,
------------------------------------------------------------------------------
2001:
-----

         Consolidated sales for the twelve months ended December 31, 2002 were $5,368,000 compared to $7,919,000 for the same period for 2001, approximately a 32% decrease due principally to a decline in sales of the Blood Flow Analyzer(TM). The Company has experienced a general decline in sales during 2002. The reduction of its domestic sales force, competition and the downturn in the economy are all factors contributing to the decline in sales. Additionally, certain payers have elected not to reimburse the doctors per the common procedure terminology ("CPT") code assigned to the Company by the American Medical Association, which has caused decreased sales of the Blood Flow Analyzer(TM) in 2002. The revenues generated from sales of the Blood Flow Analyzer(TM) were $459,000 and slightly less than $2,000,000, or 9% and 25% of total revenues for 2002 and 2001, respectively. On November 4, 2002, the Company received FDA approval for expanded indications of use of the Blood Flow Analyzer(TM) for pulsatile ocular blood flow, volume and pulsatility equivalence index. Also, the Company is continuing its aggressive campaign to educate the payers about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the providers. This effort should have a positive effect on sales.

         Sales of the Ultrasonic Biomicroscope were approximately $1,361,000 during 2002, or 25% of total annual revenues, compared to sales of $1,584,000, or 20% of total revenues for the same period of 2001. Revenues from the ultrasonic product line, not including the Ultrasonic Biomicroscope, totaled approximately $606,000 during 2002, or 11% of total annual revenues, compared to $646,000, or 8% of total revenues for the same period last year. The Company has seen a recent interest in certain of its ultrasound products and is endeavoring to take advantage of this interest to the best of its capabilities.

         Sales of the perimeter and corneal topographer decreased by $649,000, from $2,128,000 in 2001, or 27% of total revenues to $1,479,000, or 27% of total revenues. The perimeter and corneal topographer, both mature products, declined in sales in 2001 from those in 2000 by approximately 37%. One of the strategies of the Dicon/Paradigm merger in June of 2000 was to piggyback these products with the phaco surgical line to achieve penetration into the ophthalmic market, in addition to the optometric market, resulting in a growth in the sales of the Dicon products. This anticipated growth has not occurred and may continue to decrease in the future or remain at a lower level than originally expected.

         The phaco surgical line and related disposable products accounted for approximately $596,000, 11% of total revenues for the twelve months ended December 31, 2002 compared to $641,000, or 8% of total revenues for the same period in 2001. The Company concentrated much of its marketing focus on its diagnostic products (Blood Flow Analyzer(TM) and the Ultrasonic Biomicroscope Workstation or P45) during 2002 and 2001. The Company also continued aggressively in its efforts to obtain FDA approval for its Photon(TM) laser system. The Company sold one Photon(TM) laser system in 2002 and none in 2001. The Photon(TM) cannot be sold within the United States until FDA approval is received. International sales of the Photon(TM) have not occurred due in part to the lack of FDA approval. Although not required in the international market, the Company believes many potential customers rely on the FDA approval of products before purchasing.

         The gross profit on sales for the fiscal year 2002 was approximately 22 % compared to 45% for the same period in 2001. The profit margin decline can be attributed principally to an increase of $1,755,000 in the reserved for obsolete inventory. Due to the lack of significant sales volume of certain products, many inventory items were reduced in cost to reflect obsolescence, technological advances and product enhancements. Of this amount, approximately $160,000 related to inventory purchased from Innovative Optics in 2002, and the remainder was mainly related to the Mentor surgical line of products, namely the SIStem, Odyssey and the Surg-E-trol, which have not experienced significant sales in 2002 and 2001. In addition, the Company reduced sales prices during the year in an attempt to increase sales, which has reduced its margins. International sales contributed a greater portion in 2002, compared to 2001, which sales also produce lower gross margins.

         Marketing and selling expenses decreased $1,967,000, or 41%, to $2,795,000 for the twelve months ended December 31, 2002 from $4,762,000 for the comparable period in 2001. The Company's sales force decreased to five domestic sales people during 2002 resulting in a reduction of personnel and travel costs of $1,356,000 from the prior year. Marketing efforts were reduced, including the number of trade shows attended, which resulted in a cost reduction of $611,000 during the fiscal year ended December 31, 2002, compared to the same period in 2001.

         General and administrative expenses decreased by $1,423,000, or 28%, to $3,702,000 for the 2002 fiscal year from $5,125,000 for the comparable period in 2001, due principally to the cost reduction program implemented during 2002. During the twelve months ended December 31, 2002 compared to the same period in 2001, payroll related costs decreased by $197,000, travel related costs declined $139,000 and outside consulting costs decreased lower by $932,000. General operating costs were reduced by $169,000 due principally to the closure of the San Diego facility.

         Research, development and service expenses (which includes production and manufacturing support and the service department expenses) decreased by $128,000, or 4%, to $2,819,000 for the twelve months ended December 31, 2002 from $2,947,000 for the same period in 2001. The cost reduction program and the closure of the San Diego office resulted in lower payroll related expenses of $927,000 in 2002 compared to the same period last year. Pursuant to the asset purchase agreement with Innovative Optics, Inc., the Company issued 477,000 shares of common stock, which was valued at $630,000 based upon the current market value of the stock at the time of issue. This amount was recorded as in-process research and development costs related to the blade cost reduction project. No such expense was recorded in 2001. Consulting fees related to software development and enhancements increased by $71,000 during 2002 compared to the year ended December 31, 2001.

         The Company recognized impairment expenses of $2,961,000 during the year ended December 31, 2002 principally due to the requirements of SFAS No. 142, which requires impairment of intangible assets if the valuation cannot support the asset value recorded. The Company acquired the assets of Innovative Optics, Inc. in January 2002. The principal product was a microkeratome with the corresponding disposable blades. This acquisition resulted in goodwill of $1,949,000. The Company was unsuccessful in producing the blades for the user base at a cost that was economically feasible. The original process proved unworkable and unprofitable. The Company decided not to continue supporting the product, thus creating an event that resulted in impairing the intangible asset as recorded at the time of purchase of $1,949,000. In addition, the Company impaired the fixed assets acquired from Innovative Optics, Inc. in the amount of $30,000.

         On September 19, 2002, the Company completed a transaction with International Bio-Immune Systems, Inc., a Delaware corporation ("IBS"), in which it acquired 2,663,254, or 19.9% of the outstanding shares of IBS and warrants to purchase 1,200,000 shares of common stock of IBS at $2.50 per share for a period of two years, through the exchange and issuance of 736,945 shares of the Company's common stock the lending of 300,000 shares of the Company's common stock to IBS, and the payment of certain expenses of IBS through the issuance of an aggregate of 94,000 shares of our common stock to IBS and its counsel. The issuance of 736,945 shares were valued based on the market price of the Company's common stock on the date of the transaction and resulted in an investment in IBS, when combined with a cash investment of $65,000 made in 2000, of $879,000. The 300,000 shares were also valued at the market price on the date of issuance and were recorded as a stock subscription receivable of $294,000 because such shares will either be paid for or returned in the future. IBS is a privately held biotechnology based, cancer diagnostic and immunotherapy company with potential clinically effective products for the diagnosis, treatment and imaging of patients with major tumor types (e.g. colon, lung, cervix, pancreas and breast). IBS is located in Great Neck, New York. IBS does not produce significant revenues as its products have not received FDA approval. Due to the uncertainty of future cash flows and the fact that the products have not been approved by the FDA, the Company was unable to support the value of the investment by substantiated methods and determined that the likelihood of recovery of its investment was remote. Therefore, in accordance with generally accepted accounting principles the investment of $879,000 was charged to impairment expense

         Net interest expense was $36,000 during 2002 compared to net interest income of $7,000 for the twelve months ended December 31, 2001 due to interest expense incurred from capital leases for the purchase of certain fixed assets and due to smaller amounts of cash on deposit during 2002. Other expense included a charge to expense in 2001of $812,000 representing the value of the 350,000 shares of common stock issued to Mentor Corporation in settlement of a legal action brought against the Company during 2001.

         The Company incurred a net loss of $11,155,000, or ($.63) per share based upon 17,736,0000 weighted average shares outstanding for the year ended December 31, 2002. This compares to a net loss applicable to common shareholders of $13,044,000, or ($.98) per share, based on 13,245,000 weighted average shares outstanding for the year ended December 31, 2001. For the year ended December 31, 2001, the net loss attributable to common shareholders included a reduction of $2,901,000 in connection with two private placements offered by the Company in 2001 ($2,587,000 was attributable to the beneficial conversion feature included in the Series E and Series F Preferred Stock offerings and $314,000 represented the computed value of the warrants associated with the Series E Preferred Stock offering). No such calculation was included in the net loss for the fiscal year 2002. The net loss for 2002 included $2,961,000 of impairment expense due principally to the write down of intangible assets in excess of current valuation.

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31,
------------------------------------------------------------------------------
2000:
-----

         Consolidated sales for the twelve months ended December 31, 2001 were $7,919,000 compared to $7,989,000 for the same period for 2000, approximately a 1% decrease. The Company restructured its outside sales force during 2001 to provide nationwide coverage. This resulted in a slowdown of sales activity due to the time it took to hire and train the new personnel. The Company believes that sales activity was hampered for about a ninety day period. The Company also launched in earnest the sales of the Blood Flow Analyzer(TM) during the second quarter of 2001 after receiving authorization to use a CPT code which provides for a reimbursement to doctors. The Company believes that the investment in time, training and resources in developing the sales force will provide positive results in the future despite a loss of sales activity in 2001.

         Sales of the Blood Flow Analyzer(TM) was the single largest contributor to total 2001 revenues generating slightly less than $2,000,000 (25%) of revenues. Sales in 2000 were not significant as the major marketing efforts did not take place until 2001. Sales of the P45 ultrasonic Biomicroscope workstation accounted for approximately 9% of total 2001 revenues, or $686,000, compared to approximately a 3% contribution to total 2000 revenues, or $219,000. The Company introduced the P45 in the fall of 2000 resulting in a full year's of selling activity during 2001 as compared to a few months during 2000. The remainder of the ultrasonic product line (UBM, A-Scan, A/B scan and Pachymeter) contributed $1,543,000 in revenues in 2001 (19%) compared to $2,027,000 in 2000 (25%).

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

         The gross profit on sales for the fiscal year 2001 was approximately 38% compared to 17% for the same period in 2000. The sharp difference was due principally to an inventory write-down of $1,596,000 during 2000 to net realizable value. Gross profit on sales for the fiscal year ended December 31, 1999 was 38%, which indicates a more consistent trend, with the exception of the inventory adjustment that was recognized in 2000.

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

         General and administrative expenses decreased by $307,000, or 6%, to $5,125,000 for the 2001 fiscal year from $5,432,000 for the comparable period in 2000. The Company had recognized $1,883,000 in noncash transactions during 2000 by granting warrants to nonemployees as payment for services, stock bonuses granted to officers of the Company and stock granted to nonemployees as payment for services. During 2001, the Company recorded $558,000 of noncash transactions from granting warrants and stock to nonemployees for consulting services. Consulting expenses paid in cash for financial and investor relations services increased by approximately $165,000 over the comparable period in 2000. The Company initiated procedures to cancel or not to renew outside consulting agreements during the fourth quarter of 2001.

         Research, development and service expenses increased by $980,000, or 69%, to $2,405,000 for the twelve months ended December 31, 2002 from $1,425,000 for the same period in 2001. This increase was due principally to added personnel in engineering, in service and in manufacturing support. As a result, payroll and benefits expense increased by a total of $692,000 in anticipation of sales demands, which did not occur as expected. Personnel in this area, therefore, were affected by the layoffs at the end of December 2001 in a strategic decision to retain and focus resources in the sales and marketing area. Consulting expense and purchases of sample parts and tooling related to new product development increased by $182,000, and $145,000, respectively. The main development project in 2001 was postponed to concentrate sales efforts on the Company's existing product line and to aggressively pursue FDA approval for its Photon(TM) laser.

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

         The Company incurred a net loss of $13,044,000, or $.98 per share based upon 13,245,0000 weighted average shares outstanding for the year ended December 31, 2001. This compares to a net loss of $9,305,000, or $.81 per share, based on 11,547,000 weighted average shares outstanding for the year ended December 31, 2000. The increase in the net loss attributable to common shareholders was due principally to losses recognized in accordance with Financial Accounting Standards Board Statement Number 123 ("SFAS 123") in connection with two private placements offered by the Company in 2001 of $2,901,000 ($2,587,000 was attributable to the beneficial conversion feature included in the Series E and Series F Preferred Stock offerings and $314,000 represented the computed value of the warrants associated with the Series E Preferred Stock offering). No such expense calculation was included in the net loss for the fiscal year 2002. The Mentor settlement charge of $812,000 included in the net loss for 2001 was an increase over the comparable period a year ago.

Liquidity and Capital Resources
-------------------------------

         The Company used cash in operating activities of $2,872,000 for twelve months ended December 31, 2002, compared to $8,799,000 for the twelve months ended December 31, 2001. The Company decreased its inventory balance by $952,000 during the year by decreasing purchases as compared to 2001 and utilizing the inventory on hand in its production. The Company in anticipation of building product to meet sales demand, more specifically, for the Blood Flow Analyzer and the P45 ultrasonic Biomicroscope workstation plus purchased significant amounts of inventory in 2001. Trade receivables, decreased by $1,473,000 mainly due to the increased collection of outstanding accounts and to lower sales during 2002 .. The company used cash in investing activities of $299,000 for the twelve months ended December 31, 2002, compared to $246,000 for the year 2001 due mainly to less fixed asset additions during 2002 compared to the same period in 2001. Net cash provided by financing activities for the twelve months ended December 31, 2002 was $503,000, compared to $9,553,000 for the year ended December 31, 2001. The Company received $8,965,000 in net proceeds from two private placements, the Series E and Series F Preferred Stock offerings during 2001, compared to net proceeds from one private placement of common stock in 2002 of $562,000. The Company also sold 392,000 shares of its common stock under the $20,000,000 equity line for $673,000 in 2001 reducing the amount available under the equity line to approximately $18,500,000. No sales of common stock under the equity line occurred during 2002. Debt reduction for the year was $59,000.

         The Company had raised approximately $1,500,000 during the fiscal years ended December 31, 2000 and 2001 through the $20,000,000 equity line of credit. As of December 31, 2002, approximately $18,500,000 was available under the equity line of credit subject to the NASDAQ trading limitations. Management is uncertain whether or not the combination of existing working capital and the private equity line of credit will be sufficient to assure continuation of the Company's operations through December 31, 2003. The Company will also seek funding to meet its working capital requirements through other collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings, if necessary. There can be no assurance, however, that additional funds, if required, will be available from any of the foregoing or other sources on favorable terms.

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 13% of total outstanding receivables as of December 31, 2001, compared to 27% of total outstanding receivables as of
December 31, 2002. Much of the increase in the allowance relates to the Company's outstanding receivable balance pertaining to its international dealers. The downturn in the economy worldwide has resulted in increased difficulty in collecting certain accounts. Certain international dealers have some aged unpaid invoices that have not been resolved. The Company has addressed its credit procedures and collection efforts during 2002 and has instituted changes that require more payments at the time of sale via letters of credit and not on a credit term basis.

         The Company carries an allowance for obsolete inventory of $2,126,000 as of December 31, 2002, or approximately 45% of total inventory. This inventory reserve was increased by $1,755,000 during 2002 mainly due to sales declines and the discontinuance of the microkeratome purchased from Innovative Optics in 2002. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to its Photon laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

         At December 31, 2002, the Company had net operating loss  carryforwards
(NOLs) of approximately $41,000,000 and research and development tax credit carryforwards of approximately $34,000. These carryforwards are available to offset future taxable income, if any, and began to expire in the year 2001 and extend for twenty years. The Company's ability to use its NOLs to offset future income is dependent upon the tax laws in effect at the time the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of changes of ownership.

Effect of Inflation and Foreign Currency Exchange
-------------------------------------------------

         The Company has not realized a reduction in the selling price of its products as a result of domestic inflation. Nor has the Company experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers. All sales transactions to date have been denominated in US Dollars.

Impact of New Accounting Pronouncements
---------------------------------------

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for the disposal of long-lived assets. The Company is currently assessing the impact of this statement.

         In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect Adoption of SFAS No. 145 did have a material impact on financial position or future operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Ethics (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.


Item 7. Financial Statements

PARADIGM MEDICAL INDUSTRIES, INC.
Financial Statements
December 31, 2002 and 2001

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


Notes to Financial Statements                                             F-7


--------------------------------------------------------------------------------
                                                                             F-1

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Paradigm Medical Industries, Inc.


We have audited the balance sheet of Paradigm Medical Industries, Inc. (the Company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company has incurred significant losses, and has been unable to generate positive cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                TANNER + CO.
Salt Lake City, Utah
March 11, 2003


                                                      PARADIGM MEDICAL INDUSTRIES, INC.
                                                                          Balance Sheet

                                                                           December 31,
---------------------------------------------------------------------------------------


        Assets
        ------
Current assets:
  Cash                                                                $         194,000
  Receivables, net                                                              944,000
  Inventories, net                                                            2,649,000
  Prepaid and other current assets                                               81,000
                                                                      -----------------

        Total current assets                                                  3,868,000

Intangibles, net                                                                910,000
Property and equipment, net                                                     495,000
Other assets                                                                     16,000
                                                                      -----------------

        Total                                                         $       5,289,000
                                                                      -----------------

---------------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Accounts payable                                                    $         904,000
  Accrued liabilities                                                         1,414,000
  Current portion of capital lease obligations                                   44,000
                                                                      -----------------

        Total current liabilities                                             2,362,000
                                                                      -----------------

Capital lease obligations, net of current portion                                80,000
                                                                      -----------------

Commitments and contingencies                                                         -

Stockholders' equity:
  Preferred stock $.001 par value, 5,000,000 shares authorized,
   27,385 shares issued and outstanding (aggregate liquidation
   preference of $6,726,000)                                                          -
  Common stock, $.001 par value, 40,000,000 shares authorized,
   21,954,238 shares issued and outstanding                                      22,000
  Additional paid-in capital                                                 56,775,000
  Stock subscription receivable                                                (294,000)
  Accumulated deficit                                                       (53,656,000)
                                                                      -----------------

        Total stockholders' equity                                            2,847,000
                                                                      -----------------

        Total liabilities and stockholders' equity                    $       5,289,000
                                                                      -----------------



---------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                     F-3


                                                                            PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                      Statement of Operations

                                                                                     Years Ended December 31,
-------------------------------------------------------------------------------------------------------------

                                                                             2002                2001
                                                                      ---------------------------------------
Sales                                                                 $       5,368,000    $        7,919,000

Cost of sales                                                                 4,210,000             4,370,000
                                                                      ---------------------------------------

        Gross profit                                                          1,158,000             3,549,000
                                                                      ---------------------------------------

Operating expenses:
  General and administrative                                                  3,702,000             5,125,000
  Marketing and selling                                                       2,795,000             4,762,000
  Research, development and service                                           2,819,000             2,947,000
  Impairment of assets                                                        2,961,000                     -
                                                                      ---------------------------------------

        Operating loss                                                      (11,119,000)           (9,285,000)

Other income (expense):
  Interest income                                                                10,000                48,000
  Interest expense                                                              (46,000)              (41,000)
  Other income (expense)                                                              -              (865,000)
                                                                      ---------------------------------------

        Total other income (expense)                                            (36,000)             (858,000)
                                                                      ---------------------------------------

        Loss before provision for income taxes                              (11,155,000)          (10,143,000)

Provision for income taxes                                                            -                     -
                                                                      ---------------------------------------

        Net loss                                                      $     (11,155,000)   $      (10,143,000)
                                                                      ---------------------------------------

Beneficial conversion feature on
   Series E preferred stock                                                           -            (2,587,000)
Deemed dividend from Series E
   preferred detachable warrants                                                      -              (314,000)
                                                                      ---------------------------------------

Net loss applicable to common shareholders                            $     (11,155,000)   $      (13,044,000)
                                                                      ---------------------------------------

Loss per common share - basic and diluted                             $           (0.63)   $            (0.98)
                                                                      ---------------------------------------

Weighted average common shares - basic and diluted                           17,736,000            13,245,000
                                                                      ---------------------------------------

-------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                           F-4

                                                                                                   PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                                   Statement of Stockholders' Equity

                                                                                              Years Ended December 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------




                                          Preferred       Common Stock     Additional   Treasury Stock     Stock
                                            Stock      -------------------   Paid-in   ----------------  Subscription  Accumulated
                                        (see note 10)  Shares      Amount    Capital     Shares  Amount  Receivable       Deficit
                                         -------------------------------------------------------------------------------------------

Balance, January 1, 2001                 $        -   12,611,189  $ 13,000  $ 41,157,000    -     $ -    $   (8,000)  $ (32,358,000)

Issuance of Series E preferred stock
  for cash                                        -            -         -     4,607,000    -       -             -               -

Issuance of Series F preferred stock
  for cash                                        -            -         -     4,358,000    -       -             -               -

Conversion of preferred stock                     -    1,758,617     2,000        (2,000)   -       -             -               -

Issuance of common stock for:
  Cash                                            -      328,725         -       673,000    -       -             -               -
  Settlement of litigation                        -      350,000         -       812,000    -       -             -               -
  Services                                        -       24,000         -        48,000    -       -             -               -
  Compensation                                    -            -         -             -    -       -         8,000               -

Issuance of stock options and warrants
  for services                                    -            -         -       503,000    -       -             -               -

Net loss                                          -            -         -             -    -       -             -     (10,143,000)
                                         -------------------------------------------------------------------------------------------

Balance, December 31, 2001                        -   15,072,531    15,000    52,156,000    -       -             -     (42,501,000)

Conversion of preferred stock                     -    3,132,356     3,000        (3,000)   -       -             -               -
Issuance of common stock for:
  Cash                                            -    1,262,000     2,000       560,000    -       -             -               -
  Settlement of litigation                        -       75,000         -        34,000    -       -             -               -
  Services                                        -      167,684         -       183,000    -       -             -               -
  Assets                                          -    1,467,358     2,000     2,626,000    -       -             -               -
  In process research and development             -      477,309         -       630,000    -       -             -               -
  Subscription receivable                         -      300,000         -       294,000    -       -      (294,000)              -

Issuance of stock warrants in
  acquisition                                     -            -         -       295,000    -       -             -               -

Net loss                                          -            -         -             -    -       -             -     (11,155,000)
                                         -------------------------------------------------------------------------------------------

Balance, December 31, 2002               $        -   21,954,238  $ 22,000  $ 56,775,000    -     $ -    $ (294,000)  $ (53,656,000)
                                         -------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                                  F-5

                                                                              PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                        Statement of Cash Flows

                                                                                       Years Ended December 31,
---------------------------------------------------------------------------------------------------------------

                                                                                    2002             2001
                                                                            -----------------------------------
Cash flows from operating activities:
  Net loss                                                                       $ (11,155,000)   $ (10,143,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                                     624,000          671,000
     Issuance of common stock for compensation                                               -            8,000
     Issuance of common stock for services                                             183,000           48,000
     Issuance of common stock for in process research and development                  630,000
     Issuance of stock option/warrant for services                                           -          503,000
     Common stock issued for litigation settlement                                      34,000          812,000
     Recovery of bad debt expense                                                      (23,000)               -
     Provision for losses on inventory                                               1,755,000                -
     Impairment of intangibles and other assets                                      2,961,000                -
     (Gain) loss on disposal of assets                                                       -           23,000
     (Increase) decrease in:
       Receivables                                                                   1,473,000         (787,000)
       Inventories                                                                     952,000         (684,000)
       Prepaid and other assets                                                        255,000         (152,000)
     Increase (decrease) in:
       Accounts payable                                                               (313,000)         530,000
       Accrued liabilities                                                            (158,000)         372,000
                                                                            -----------------------------------

        Net cash used in operating activities                                       (2,782,000)      (8,799,000)
                                                                            -----------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                   (28,000)        (220,000)
  Increase in intangibles                                                             (103,000)         (26,000)
  Proceeds from the disposal of assets                                                   2,000                -
  Net cash paid in acquisition                                                        (100,000)               -
                                                                            -----------------------------------

        Net cash used in investing activities                                         (229,000)        (246,000)
                                                                            -----------------------------------

Cash flows from financing activities:
  Proceeds from issuance of Series E preferred stock                                         -        4,607,000
  Proceeds from issuance of Series F preferred stock                                         -        4,358,000
  Principal payments on capital lease obligations                                      (59,000)         (85,000)
  Proceeds from the issuance of common stock, including
    exercise of common stock warrants and options                                      562,000          673,000
                                                                            -----------------------------------

        Net cash provided by financing activities                                      503,000        9,553,000
                                                                            -----------------------------------

Net change in cash                                                                  (2,508,000)         508,000

Cash, beginning of year                                                              2,702,000        2,194,000
                                                                            -----------------------------------

Cash, end of year                                                                $     194,000    $   2,702,000
                                                                            -----------------------------------

---------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                             F-6

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements

                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
                                                                             F-7

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Intangible Assets
     and Significant    As of December 31, 2002,  intangible assets consisted of
     Accounting         goodwill  related to the  purchase of Ocular Blood Flow,
     Policies           Ltd.,   product   rights,    capitalized   payments   to
     Continued          manufacturers  for  engineering  and design services and
                        patent costs.

                        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of goodwill and other intangible assets to current carrying values. As of January 1, 2002, the initial impairment assessment did not result in any impairment charge. Intangible assets determined to have indefinite useful lives are not amortized. The Company tests such intangible assets with indefinite useful lives for impairment annually or more frequently if events or circumstances indicate that an asset might be impaired. Intangible assets determined to have definite lives are amortized on a straight-line basis over their useful lives. Product rights are being amortized over five years, capitalized engineering and design costs are fully amortized as of December 31, 2002, and patents are being amortized over the life of the patents which is ten years. We review such intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. Goodwill is not amortized. We perform tests for impairment of goodwill annually or more frequently if events or circumstances indicate it might be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill.

                        Impairment assessments are performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate discount rate is used, based on the Company's cost of capital rate or location-specific economic factors.


--------------------------------------------------------------------------------
                                                                             F-8

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Evaluation of Other Long-Lived Assets
     and Significant    The  Company   evaluates  the  carrying   value  of  the
     Accounting         unamortized  balances  of  other  long-lived  assets  to
     Policies           determine  whether any  impairment  of these  assets has
     Continued          occurred  or  whether   any   revision  to  the  related
                        amortization  periods should be made. This evaluation is
                        based on  management's  projections of the  undiscounted
                        future  cash  flows   associated  with  each  asset.  If
                        management's   evaluation  were  to  indicate  that  the
                        carrying values of these assets were impaired, such impairment would be recognized by a write down of the applicable asset.

                        Income Taxes
                        Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation, impairment of intangible assets, stock compensation expense, and accrued liabilities.

                        Stock - Based Compensation
                        For stock options and warrants granted to employees the Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board
                        (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

--------------------------------------------------------------------------------
                                                                             F-9

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Stock - Based Compensation - Continued
     and Significant    Stock options and warrants granted to non-employees  for
     Accounting         services are accounted  for in accordance  with SFAS 123
     Policies           which  requires  expense  recognition  based on the fair
     Continued          value  of  the  options/warrants  granted.  The  Company
                        calculates the fair value of options and warrants granted by use of the Black-Scholes pricing model.

                        The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                   Years Ended December 31,
                                           ---------------------------------
                                                 2002            2001
                                           ---------------------------------

 Net loss - as reported                     $ (11,155,000) $   (10,143,000)

 Deduct:  total stock-based employee
 compensation determined under fair value
 based method for all awards, net of
 related tax effects                             (618,000)      (1,432,000)
                                           ---------------------------------

 Net loss - pro forma                       $ (11,773,000) $   (11,575,000)
                                           ---------------------------------

 Earnings per share:
      Basic and diluted - as reported       $        (.63) $          (.77)
      Basic and diluted - pro forma         $        (.66) $          (.87)

                        The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                  December 31,
                                     ----------------------------------------
                                             2002                2001
                                     ----------------------------------------

    Expected dividend yield            $                 - $               -
    Expected stock price
      volatility                                 102%-103%         106%-107%
    Risk-free interest rate                             4%              4-5%
    Expected life of options                     2-7 years         3-5 years


                            The weighted average fair value of options granted during 2002 and 2001 are $1.25 and $1.71, respectively.

--------------------------------------------------------------------------------
                                                                            F-10

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Earnings Per Share
     and Significant    The  computation  of basic  earnings per common share is
     Accounting         based  on  the   weighted   average   number  of  shares
     Policies           outstanding during each year.
     Continued
                        The computation of diluted  earnings per common share is
                        based  on  the   weighted   average   number  of  shares
                        outstanding  during  the  year  plus  the  common  stock
                        equivalents,  which  would  arise from the  exercise  of
                        stock  options  and  warrants   outstanding   using  the
                        treasury  stock method and the average  market price per
                        share during the year.  Options and warrants to purchase
                        5,151,557 and 6,221,798 shares of common stock at prices
                        ranging from $2.00 to $12.98 per share were  outstanding
                        at December  31, 2002 and 2001,  respectively,  but were
                        not   included  in  the  diluted   earnings   per  share
                        calculation   because   the   effect   would  have  been
                        antidilutive.

                        Revenue Recognition
                        Revenues for sales of products that require specific installation and acceptance by the customer are recognized upon such installation and acceptance by the customer. Revenues for sales of other surgical systems, ultrasound diagnostic devices, and disposable products are recognized when the product is shipped. A signed purchase agreement and a deposit or payment in full from customers is required before a product leaves the premises. Title passes at time of shipment (F.O.B. shipping point).

                        Research and Development
                        Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company.

                        Concentration of Risk
                        The market for opthalmic lasers is subject to rapid technological change, including advances in laser and other technologies and the potential development of alternative surgical techniques or new pharmaceutical products. Development by others of new or improved products, processes or technologies may make products developed by the Company obsolete or less competitive.

--------------------------------------------------------------------------------
                                                                            F-11

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Concentration of Risk - Continued
     and Significant    The Company's high technology  product line requires the
     Accounting         Company  to  deal  with  suppliers  and   subcontractors
     Policies           supplying  highly  specialized  parts,  operating highly
     Continued          sophisticated   and  narrow   tolerance   equipment  and
                        performing  highly  technical  calculations  and  tasks.
                        Although  there are a limited  number of  suppliers  and
                        manufacturers  that  meet the  standards  required  of a
                        regulated medical device, management believes that other
                        suppliers  and   manufacturers   could  provide  similar
                        components and services.

                        The nature of the Company's business exposes it to risk from product liability claims. The Company maintains product liability insurance providing coverage up to $2 million per claim with an aggregate policy limit of $2 million. Any losses that the Company may suffer from any product liability litigation could have a material adverse effect on the Company.

                        A significant portion of the Company's product sales is in foreign countries. The economic and political instability of some foreign countries may affect the ability of medical personnel to purchase the Company's products and the ability of the customers to pay for the procedures for which the Company's products are used. Such circumstances could cause a possible loss of sales, which would affect operating results adversely.

                        During the years ended December 31, 2002 and 2001, no single customer represented more than 10 percent of total net sales.

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


--------------------------------------------------------------------------------
                                                                            F-12

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Warranty
     and Significant    The Company provides  product  warranties on the sale of
     Accounting         certain products that generally extend for one year from
     Policies           the date of sale.  The  Company  maintains a reserve for
     Continued          estimated warranty costs based on historical  experience
                        and management's best estimates.

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

                        Reclassifications
                        Certain amounts in the 2001 financial statements have been reclassified to conform to the presentation of the current year financial statements.

2.   Going              The accompanying financial statements have been prepared
     Concern            on  a  going  concern  basis,   which  contemplates  the
                        realization   of   assets   and  the   satisfaction   of
                        liabilities   in  the   normal   course   of   business.
                        Historically,  the  Company  has  not  demonstrated  the
                        ability   to   generate   sufficient   cash  flows  from
                        operations to satisfy their liabilities and sustain operations and the Company has incurred significant losses. These factors raise substantial doubt about the Company's ability to continue as a going concern.



--------------------------------------------------------------------------------
                                                                            F-13

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Going              The  Company's   continuation  as  a  going  concern  is
     Concern            dependent on its ability to generate  sufficient  income
     Continued          and cash flow to meet its  obligations on a timely basis
                        and/or obtain  additional  financing as may be required.
                        The  Company  is  actively  seeking  options  to  obtain
                        additional capital and financing.  The Company currently
                        has a  private  equity  line of  credit  agreement  with
                        Triton  West Group,  Inc.,  (Triton),  which  allows the
                        Company to sell $20 million of common stock over a three
                        year   period  beginning  December  2000  to  Triton  by
                        tendering  put  notices to  purchase  shares  subject to
                        certain  NASDAQ trading  restrictions.  The company sold
                        approximately   329,000   shares  of  common  stock  for
                        approximately $673,000 during 2001 (see note 7). No shares of common stock were sold under the Triton equity line of credit during 2002. Management is uncertain that the combination of existing working capital and the private equity line of credit will be sufficient to assure continuation of the Company's operations through December 31, 2003. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity financing will be available on terms acceptable to the Company in the future. If the Company is unable to obtain such financing or secure debt financing, it may be unable to continue development of its products and may be required to substantially curtail operations.


3.   Acquisitions       Innovative Optics, Inc.
                        On January 31, 2002, the Company  completed the purchase
                        of   certain   assets   of   Innovative   Optics,   Inc.
                        ("Innovative  Optics"),  pursuant  to the  terms  of the
                        Asset  Purchase  Agreement (the  "Agreement")  which the
                        Company entered into on January 31, 2002 with Innovative
                        Optics  and  Barton  Dietrich  Investments,   L.P.,  the
                        majority  shareholder of Innovative  Optics.  Innovative
                        Optics  is  a  Georgia   domiciled   corporation   which
                        manufactures and sells the Innovatome(TM), a software driven microkeratome that provides ophthalmic surgeons a means of cutting a corneal flap in refractive surgery, and microkeratome blades.


--------------------------------------------------------------------------------
                                                                            F-14

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Acquisitions       As  consideration  for the purchase of certain assets of
     Continued          Innovative  Optics, the Company paid $100,000 and issued
                        an aggregate of 1,272,825 shares of its common stock, and warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share, exercisable over a period of three years from the closing date. The Company filed a registration statement with the Securities and Exchange Commission to register the shares of common stock for resale that Innovative Optics received as purchase consideration and the shares that Innovative
                        Optics will receive  upon the exercise of the  warrants.
                        The assets purchased included but were not imited to patents, inventory, work in process and finished goods relating to the Innovatome(TM), a microkeratome, and microkeratome blades. Of the 1,272,825 shares of the Company's common stock issued to Innovative Optics at closing, one-half the number of these shares, or 636,412 shares, were placed in an escrow account maintained at the law firm of Mackey Price & Thompson (the "Disbursing
                        Agent") pursuant to the terms of an Escrow Agreement.

                        In  connection  with  this   acquisition,   the  Company
                        recorded the following:


                 Inventory                               $          225,000
                Property, plant and equipment                        35,000
                Intangibles:
                      Patents, rights, trade name                   530,000
                      Goodwill                                    1,419,000
                 Equity:
                      Common stock issued                        (1,814,000)
                      Warrants issued                              (295,000)
                                                         -------------------

                 Net cash paid                           $          100,000
                                                         -------------------

                        The Company was required to use its best efforts to implement, within 90 days of the closing, Phase I of a Blade Price Reduction Program as prepared by a consultant. Immediately after such 90 day period, the Disbursing Agent was to distribute three-fourths of the shares held in escrow, or 477,309 shares, to Innovative Optics, unless the Company had certified that it had implemented Phase I of the Blade Price Reduction Program.


--------------------------------------------------------------------------------
                                                                            F-15

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Acquisitions       Despite  best   efforts,   the  Company  was  unable  to
     Continued          manufacture microkeratome blades at a targeted materials
                        cost  per  blade.   If  the   Company   certified   that
                        implementation  of Phase I of the Blade Price  Reduction
                        Program resulted in materials cost that exceeded the target cost per blade and such certification was not disputed by Innovative Optics, the number of escrow shares disbursed to Innovative Optics was to be reduced by 300 shares for every cent that the materials cost per blade exceeded the target cost. The Company was not successful in achieving the blade price reduction.
                        Innovative Optics requested that the total number of shares associated with Phase I be issued to them stating that the Company did not use its best efforts to achieve the target cost and that proper notification was not delivered to them. In August 2002, the Company issued
                        477,309 shares of common stock, which were held in escrow to Innovative Optics.

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

--------------------------------------------------------------------------------
                                                                            F-16

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Acquisitions       The Company determined that it could not manufacture the
     Continued          blades to support  its  customer  base at an  economical
                        cost. There are no blades in inventory at this time. The
                        Company  has  attempted  to sell the product and related
                        intangibles,   but  has  not  been  successful  in  such
                        efforts. Accordingly, due to the lack of projected future cash flows, during 2002 the Company recorded an impairment expense of $2,082,000 for the remaining book value of property and equipment and intangible assets purchased from Innovative Optics.

                        International Bioimmune Systems, Inc.
                        During 2002, the Company acquired 2,663,254, or 19.9%, of the outstanding shares of International Bioimmune Systems, Inc. (IBS) and warrants to purchase 1,200,000 shares of common stock of IBS at $2.50 per share for a period of two years, through the exchange and issuance of 736,945 shares of Paradigm common stock, the lending of 300,000 shares of Paradigm common stock to IBS, and the payment of certain expenses of IBS through the issuance of an aggregate of 94,000 shares of Paradigm common stock to IBS and its counsel.

                        The issuance of 736,945 and 94,000 shares were valued based on the market price of Paradigm's common stock on the date of the transaction and resulted in an investment in IBS of $814,000, which combined with a cash investment of $65,000 made in 2000, resulted in a total investment of $879,000. The 300,000 shares were also valued at the market price on the date of issuance and were recorded as a stock subscription receivable of $294,000 because such shares will either be paid for or returned in the future.

                        Due to the uncertainty of future cash flows and the fact that the products have not been approved by the FDA, the Company determined that the likelihood of recovery of its investment was remote and recorded an impairment expense for the investment of $879,000.



--------------------------------------------------------------------------------
                                                                            F-17

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4.   Detail of
     Certain
     Balance
     Sheet
     Accounts

Receivables:
      Trade receivables                                   $       1,286,000
      Other                                                           5,000
      Allowance for doubtful accounts                              (347,000)
                                                          -----------------

                                                          $         944,000
                                                          -----------------
Inventories:
      Finished goods                                      $       1,937,000
      Raw materials                                               2,838,000
      Reserve for obsolescence                                   (2,126,000)
                                                          -----------------

                                                          $       2,649,000
                                                          -----------------
 Accrued liabilities:
      Warranty and return allowance                       $         586,000
      Customer deposits                                              88,000
      Payroll and employee benefits                                 175,000
      Royalties                                                     182,000
      Consulting and other                                          155,000
      Deferred revenue                                              228,000
                                                          -----------------

                                                          $       1,414,000
                                                          -----------------


 5.   Intangible        Intangible  assets  consist of the following at December
      Assets            31, 2002:

                          Goodwill                            $         799,000
                          Product and technology rights                 769,000
                          Engineering and design costs                  482,000
                          Patents                                       173,000
                                                              ------------------

                                                                      2,223,000

                          Accumulated amortization                   (1,313,000)
                                                              ------------------

                          Net intangible assets               $         910,000
                                                              ------------------

                        Amortization expense for the years ended December 31, 2002 and 2001 was $248,000 and $341,000, respectively.

--------------------------------------------------------------------------------
                                                                            F-18

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Intangible         The  following  table  reflects a comparison of net loss
     Assets             and net loss per share  for each of the two years  ended
     Continued          December 31,  adjusted to give effect to the adoption of
                        SFAS 142:

                                                2002            2001
                                         ----------------------------------

 Reported net loss applicable to common
   shareholders                           $  (11,155,000)   $   (13,044,000)
 Add-back goodwill amortization,
   net of taxes                                        -             80,000
                                         ----------------------------------

 Adjusted net loss applicable to common
   Shareholders                           $  (11,155,000)   $   (12,964,000)
                                         ----------------------------------

 Reported loss per share-basic and
 diluted                                  $         (.63)   $          (.98)
 Add-back goodwill amortization                        -                  -
                                         ----------------------------------

 Adjusted loss per share-basic and
 diluted                                  $         (.63)   $          (.98)
                                         ----------------------------------

                        The changes in the carrying amount of goodwill during the year ended December 31, 2002 are as follows:


                        Balance as of December 31, 2001      $      803,000
                        Goodwill acquired during the year         2,047,000
                        Adjustments to goodwill                  (2,051,000)
                                                             --------------

                        Balance as of December 31, 2002      $      799,000
                                                             --------------

6.   Property and      Property and equipment consists of the following:
     Equipment
                       Office equipment                      $      750,000
                       Computer equipment                           657,000
                       Automobile                                    52,000
                       Furniture and fixtures                       264,000
                       Leasehold improvements                       166,000
                                                             --------------

                                                                  1,889,000

                       Accumulated depreciation
                         and amortization                        (1,394,000)
                                                            ---------------

                                                            $       495,000
                                                            ---------------

--------------------------------------------------------------------------------
                                                                            F-19

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Equity Line        The  Company  currently  has a  private  equity  line of
     of Credit          credit agreement with Triton West Group, Inc., (Triton),
                        which  allows the  Company to sell $20 million of common
                        stock over a three year  period  beginning  in  December
                        2000 to Triton by  tendering  put  notices  to  purchase
                        shares.  The put  notices may be tendered by the Company
                        at the Company's  discretion,  subject to certain NASDAQ
                        trading  restrictions.  Upon the put  notice  Triton  is
                        obligated  to  purchase  shares  at 88%  of  the  lowest
                        closing  bid  price  on  the  trading  day   immediately
                        following a five day period commencing two days prior to put notice and ending two days after such put notice date. The total amount per put is determined based on the stock closing bid price and the 30 trading day volume, with a maximum put amount of $2 million.

                        The Company sold approximately 329,000 shares of common stock for approximately $673,000 during 2001 under the equity line of credit with Triton West Group, Inc. in five different transactions dating from February 16, 2001 to June 21, 2001. There were no sales of common stock through this agreement during 2002.

8.   Lease              During the years ended  December 31, 2002 and 2001,  the
     Obligations        Company leased certain  equipment  under  noncancellable
                        capital leases. These leases provide the Company the option to purchase the leased assets at the end of the initial lease term. Assets under capital leases included in fixed assets and are as follows:

                        Computer and other equipment       $         291,000

                        Less accumulated amortization               (121,000)
                                                           ------------------

                                                           $         170,000
                                                           ------------------

                        Amortization expense on assets under capital leases during the years ended December 31, 2002 and 2001 was $46,000 and $54,000, respectively.

--------------------------------------------------------------------------------
                                                                            F-20

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Lease              Capital lease obligations have imputed interest rates of
     Obligations        approximately  15% to 22%.  The  leases  are  secured by
     Continued          equipment.  Future minimum payments on the capital lease
                        obligations are as follows:

          2003                                              $         61,000
          2004                                                        45,000
          2005                                                        38,000
          2006                                                        14,000
                                                            -----------------

                                                                     158,000

 Less amount representing interest                                   (34,000)
                                                            -----------------

 Present value of future minimum lease payments                      124,000

 Less current portion                                                (44,000)
                                                            -----------------

 Long-term portion                                          $         80,000
                                                            -----------------

                        The Company leases office and warehouse space under an operating lease agreement. Future minimum rental payments under the noncancellable operating lease as of December 31, 2002 are approximately as follows:

                        Year Ending December 31,                  Amount
                         -----------------------            ------------------

                                2003                        $          42,000
                                2004                                    6,000
                                                            ------------------


          Total future minimum rental payments              $          48,000
                                                            ------------------

                        In January 2003, the lease for the Company's office and warehouse space was renewed. This renewal will result in additional minimum lease payments of $121,000 in 2003, $155,000 in 2004, and $159,000 in 2005.

                        Rent expense related to noncancelable operating leases was approximately $437,000 and $435,000 for the years ended December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------
                                                                            F-21

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Income             The provision for income taxes is different than amounts
     Taxes              which  would  be  provided  by  applying  the  statutory
                        federal income tax rate to loss before provision for income taxes for the following reasons:

                                                    Years Ended
                                                    December 31,
                                         -----------------------------------
                                              2002             2001
                                         -----------------------------------

 Federal income tax benefit at
   statutory rate                        $      4,127,000 $       3,753,000
 Expiration of research and
   development tax credit
   carryforwards                                  (25,000)         (181,000)
 Amortization of goodwill                               -           (30,000)
 Other                                            (32,000)          (28,000)
 Change in valuation allowance                 (4,070,000)       (3,514,000)
                                         -----------------------------------

                                         $              - $               -
                                         -----------------------------------

                        Deferred tax assets (liabilities) are comprised of the following:

 Net operating loss carryforward                           $     15,282,000
 Depreciation, amortization, and impairment                         783,000
 Allowance and reserves                                           1,159,000
 Impairment of investment in IBS                                    325,000
 Research and development tax credit
   carryforwards                                                     34,000
                                                           -----------------

                                                                 17,583,000

 Valuation allowance                                           (17,583,000)
                                                           -----------------

                                                           $              -
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

--------------------------------------------------------------------------------
                                                                            F-22

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Income             At December 31, 2002, the Company had net operating loss
     Taxes              carryforwards of approximately  $41,000,000 and research
     Continued          and    development   tax   credit    carryforwards    of
                        approximately $34,000. These carryforwards are available to offset future taxable income and expire in 2003 through 2020. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.


10.  Capital            The Company has  established a series of preferred stock
     Stock              with a total of  5,000,000  authorized  shares and a par
                        value of $.001, and one series of common stock with a par value of $.001 and a total of 40,000,000 authorized shares.

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

                        2. Upon the liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $1.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Total liquidation preference at December 31, 2002 was $6,000.


--------------------------------------------------------------------------------
                                                                            F-23

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Capital            Series A Preferred Stock - Continued
     Stock              3.    The  shares are  convertible  at the option of the
     Continued                holder at any time into common shares, based on an
                              initial  conversion  rate of one share of Series A
                              Preferred Stock for 1.2 common shares.

                        4.    The holders of the shares have no voting rights.

                        5. The Company may, at its option, redeem all of the then outstanding shares of the Series A Preferred Stock at a price of $4.50 per share, plus accrued and unpaid dividends related to the fiscal year in which such redemption occurs.

                        Series B Preferred Stock
                        On May 9, 1994, the Company established a series of non-voting preferred shares designated as 12% Series B Preferred Stock, consisting of 500,000 shares with $.001 par value. The Series B Preferred Stock has the following rights and privileges:

                        1. The holders of the shares are entitled to dividends at the rate of forty-eight cents ($.48) per share per annum, payable in cash only from surplus earnings of the Company or in additional shares of Series B Preferred Stock. The dividends are non-cumulative and therefore deficiencies in dividend payments from one year are not carried forward to the next year.

                        2. Upon the liquidation of the Company, the holders of the Series B Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $4.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Such right, however, is subordinate to the rights of the holders of Series A Preferred Stock to receive a distribution of $1.00 per share plus accrued and unpaid dividends. Total liquidation preference at December 31, 2002 was $36,000.


--------------------------------------------------------------------------------
                                                                            F-24

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Capital            Series B Preferred Stock - Continued
     Stock              3.    The  shares are  convertible  at the option of the
     Continued                holder at any time into common shares, based on an
                              initial  conversion  rate of one share of Series B
                              Preferred Stock for 1.2 common shares.

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

--------------------------------------------------------------------------------
                                                                            F-25

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Capital            Series D Preferred Stock
     Stock              In  January  1999,  the  Company's  Board  of  Directors
     Continued          authorized  the issuance of a total of 1,140,000  shares
                        of  Series D  Preferred  Stock  $.001 par  value,  $1.75
                        stated value. The Series D Preferred Stock has the following rights and privileges:

                        1. The holders of the shares are entitled to dividends at the rate of 10% per share per annum of the aggregate stated value. The dividends are non-cumulative and, therefore, deficiencies in dividend payments from one year are not carried forward to the next year.

                        2. Upon the liquidation of the Company, the holders of the Series D Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2002 was $3,000.

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


--------------------------------------------------------------------------------
                                                                            F-26

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Capital            Series E Preferred Stock
     Stock              In May 2001,  the Company  authorized  the issuance of a
     Continued          total of 50,000 shares of Series E Preferred Stock $.001
                        par value,  $100  stated  value.  The Series E Preferred
                        Stock has the following rights and privileges:

                        1. The holders of the shares are entitled to dividends at the rate of 8% per share per annum of the aggregate stated value. The dividends are non-cumulative and, therefore, deficiencies in dividend payments from one year are not carried forward to the next year.

                        2. Upon the liquidation of the Company, the holders of the Series E Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2002 was $150,000.

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


--------------------------------------------------------------------------------
                                                                            F-27

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Capital            Series E Preferred Stock - Continued
     Stock              4.   The holders of the shares have no voting rights.
     Continued
                        5.    The   holders  of  the  shares  also  were  issued
                              warrants to purchase shares of common stock equal to 1,000 warrants for every 200 shares purchased at an exercise price of $4.00 per share. Each warrant is exercisable until May 23, 2006.

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

                        2. Upon the liquidation of the Company, the holders of the Series F Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2002 was $627,000.


--------------------------------------------------------------------------------
                                                                            F-28

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Capital            Series F Preferred Stock - Continued
     Stock              3.    Each  share is  convertible,  at the option of the
     Continued                holder at any time until  January  1,  2005,  into
                              approximately  53.33  shares of Common Stock at an
                              initial  conversion  price,  subject to adjustment
                              for stock  splits,  stock  dividends  and  certain
                              combination  or  recapitalization  of  the  common
                              stock,  equal to $1.875 per share of common stock.
                              The Series F Preferred  Stock  shall be  converted
                              into Common  Stock  subject to  adjustment  (a) on
                              January 1, 2005 or (b) upon 30 days written notice
                              by the Company to the  holders of the  Shares,  at
                              any time after (i) the 30-day  anniversary  of the
                              registration  statement  on which  the  shares  of
                              Common  Stock  issuable  upon  conversion  of  the
                              Series F Preferred  Stock were registered and (ii)
                              the average  closing price of the Common Stock for
                              the 20-day period immediately prior to the date on
                              which notice of redemption is given by the Company
                              to the holders of the Series F Preferred  Stock is
                              at least  $3.50 per  share.  The  Company  in 2001
                              recorded  $1,105,000  as a  beneficial  conversion
                              feature   related  to  the   differences   in  the
                              conversion price of the preferred stock to common stock.

                        4.    The holders of the shares have no voting rights.

--------------------------------------------------------------------------------
                                                                            F-29

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Capital            The following table summarizes  preferred stock activity
     Stock              during the years ended December 31, 2002 and 2001:
     Continued

                             Series A          Series B          Series C         Series D           Series E           Series F
                          Shares    Amount   Shares   Amount   Shares  Amount  Shares   Amount  Shares     Amount    Shares   Amount
                          ----------------------------------------------------------------------------------------------------------
Balance at January 1,
2001                         5,957  $    -    8,986  $     -       -   $  -     52,500   $    -        -  $      -       -  $     -

Issuance of Series E
preferred stock for cash         -       -        -        -       -      -          -        -   46,219         -       -        -

Issuance of Series F
preferred stock for cash         -       -        -        -       -      -          -        -        -         -  52,472        -

Conversion of preferred
stock                         (210)      -   (6,250)       -       -      -    (42,500)       -  (26,919)        -  (5,113)       -
                          ----------------------------------------------------------------------------------------------------------

Balance at December 31,
2001                         5,747       -    8,986        -       -      -     10,000        -   19,300         -  47,359        -

Conversion of preferred
stock                         (120)      -        -        -       -      -     (5,000)       -  (17,800)        - (41,087)       -
                          ----------------------------------------------------------------------------------------------------------

Balance at December 31,
2002                         5,627  $    -    8,986  $     -       -   $  -      5,000   $    -    1,500  $      -   6,272  $     -
                          ----------------------------------------------------------------------------------------------------------

Authorized                 500,000       -  500,000        -  30,000      -  1,140,000        -   50,000         -  50,000        -
                          ----------------------------------------------------------------------------------------------------------

Liquidation preference           -  $6,000            36,000           $  -              $9,000           $150,000          $627,200
                          ----------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-30

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Stock Option       The Company has a Stock  Option Plan (the Option  Plan),
     Plan and           which  reserves  shares of the Company's  authorized but
     Warrants           unissued common stock for the granting of stock options.
                        Amendments to the Option Plan increased the number of shares of common stock reserved for issuance thereunder to an aggregate of 2,700,000 shares.

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

                        During 2002, in connection with the Innovative Optics acquisition (see note 3), the Company granted warrants to purchase 250,000 shares of common stock at an exercise price of $5.00 per share. These warrants were nonforfeitable, vested and fully exercisable at the time of grant. The exercise prices of these options were not issued at a discount to the then market price of the common stock. The options and warrants were valued according to the Black-Scholes pricing model. As a result of these warrants, the Company included approximately $295,000 in the purchase price relating to the acquisition of the assets from Innovative Optics, Inc.

                        In addition, the Company granted the following options and warrants to non-employees during the year ended December 31, 2001:

                        o Warrants to purchase 100,000 shares of common stock at an exercise price of $4.00 per share, warrants to purchase 35,000 shares of common stock at an exercise price of $2.00 per share, and warrants to purchase 100,000 shares of common stock at $3.00 per share in return for consulting services. As a result of these warrants granted the Company recorded approximately $342,000 of general and administrative expense based on a Black-Scholes valuation.

--------------------------------------------------------------------------------
                                                                            F-31

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Stock Option       o     Warrants to purchase 50,000 shares of common stock
     Plan and                 at an  exercise  price of  $4.00  that  vested  in
     Warrants                 November  2001 were issued to a  consultant  as an
     Continued                extension of the consulting agreement. The Company
                              recognized $133,000 of general and administrative expense in connection with these warrants based on a Black-Scholes valuation.

                        o In connection with the Series E Preferred Stock offering, the Company issued warrants to purchase in aggregate 231,095 shares of common stock at an exercise price of $4.00 per share.

                        A schedule of the options and warrants is as follows:

                                                                Exercise
                                        Number of              Price Per
                               ----------------------------
                                  Options      Warrants          Share
                               -----------------------------------------------

 Outstanding at
    January 1, 2001                1,613,254     1,798,927  $   2.30 -  12.98
      Granted                      2,820,000       516,095      2.00 -   4.00
      Exercised                            -             -                  -
      Expired                       (236,626)            -      4.87 -   5.00
      Forfeited                     (289,852)            -      2.75 -   5.00
                               -----------------------------------------------
 Outstanding at
   December 31, 2001               3,906,776     2,315,022      2.00 -  12.98
      Granted                         70,000       250,000      2.00 -   5.00
      Exercised                            -             -                  -
      Expired                       (115,479)            -               5.00
      Forfeited                   (1,374,762)            -      2.31 -   6.00
                               -----------------------------------------------
 Outstanding at
   December 31, 2002               2,486,535     2,565,022  $    2.00 - 12.98
                               -----------------------------------------------

--------------------------------------------------------------------------------
                                                                            F-32

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Stock Option       The following table summarizes  information  about stock
     Plan and           options and warrants outstanding at December 31, 2002:
     Warrants
     Continued
                            Outstanding                      Exercisable
               -------------------------------------   -----------------------
                              Weighted
                              Average
                             Remaining    Weighted                  Weighted
    Range of                 Contractual   Average                    Average
    Exercise       Number        Life      Exercise        Number    Exercise
     Prices     Outstanding    (Years)      Price       Exercisable    Price
 ----------------------------------------------------   -----------------------

 $  2.00 - 5.00    3,438,649         4.12 $     3.16       3,091,098 $    3.68
    6.00 - 8.13    1,587,025          .73       6.07       1,512,025      7.27
          12.98       25,883          N/A      12.98          25,883     12.98
 ----------------------------------------------------   -----------------------

 $  2.30 -12.98    5,051,557         3.05 $     4.34       4,629,006 $    4.90
 ----------------------------------------------------   -----------------------


12. Related Party       Thomas F. Motter, former Chairman of the Board and Chief
     Transactions       Executive  Officer  of the  Company,  leased  his former
                        residence  to the  Company  for $2,500  per  month.  The
                        primary use of the residential  property was for housing
                        accommodations   for  the  Company's   employees  living
                        outside of Utah while they were working at the Company's
                        corporate  headquarters  in Salt Lake City.  The Company
                        obtained an  appraisal  from an  independent  appraiser,
                        which  has  concluded  that the  monthly  rate of $2,500
                        represents   the  fair   market  rate  for  leasing  the
                        residential property. The Company paid $14,000 in rent during 2002. This agreement was terminated on January
                        31, 2003.

                        The Company entered into a consulting agreement with a former executive officer of the Company for a period of six months commencing in September 2002. The agreement was renewable for additional six-month terms. The Company did not renew the contract upon its expiration. The Company paid $15,000 under this agreement during 2002 and had an accrual of $5,000 as of December 31, 2002.

--------------------------------------------------------------------------------
                                                                            F-33

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Related Party      A law  firm,  of  which  the  chairman  of the  board of
     Transactions       directors of the Company is a shareholder,  has rendered
     Continued          legal  services to the  Company.  The Company  paid this
                        firm $175,000 and $159,000, for the years ended December
                        31,  2002 and 2001,  respectively.  As of  December  31,
                        2002, the Company owed this firm $50,000, which is included in accounts payable.


13.  Supplemental       o  During the year ended  December 31,  2002 the Company
     Cash Flow             acquired certain  assets of  Innovative  Optics, Inc.
     Information           in  a   purchase  transaction   (see  note  3).   The
                           transaction required  the  payment of  $100,000 and a
                           potential  issuance  of  1,272,000  shares  of common
                           stock. In  connection  with   this  acquisition,  the
                           Company recorded the following:



                           Inventory                           $        225,000
                           Property, and equipment                       35,000
                           Intangibles:
                             Patents, rights, trade name                530,000
                             Goodwill                                 1,419,000
                           Equity:
                             Common stock issued                     (1,814,000)
                             Warrants issued                           (295,000)
                                                               -----------------

                           Net cash paid                       $        100,000
                                                               -----------------

--------------------------------------------------------------------------------
                                                                            F-34

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Supplemental       o     During 2002, the Company  acquired  2,663,254,  or
     Cash Flow                19.9%, of the outstanding  shares of International
     Information              Bioimmune  Systems,  Inc.  (IBS) and  warrants  to
     Continued                purchase  1,200,000  shares of common stock of IBS
                              at $2.50  per  share  for a period  of two  years,
                              through  the  exchange  and  issuance  of  736,945
                              shares of Paradigm common stock, the lending of 300,000 shares of Paradigm common stock to IBS, and the payment of certain expenses of IBS through the issuance of an aggregate of 94,000 shares of Paradigm common stock to IBS and its counsel.

                        o During the year ended December 31, 2001, the Company acquired $235,000 of property and equipment in exchange for capital lease agreements.

                        Actual amounts paid for interest and income taxes are as follows:

                                                    Years Ended
                                                    December 31,
                                         -----------------------------------
                                               2002             2001
                                         -----------------------------------

                        Interest         $         46,000 $          41,000
                                         -----------------------------------

                        Income taxes     $              - $               -
                                         -----------------------------------

--------------------------------------------------------------------------------
                                                                            F-35

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14.  Export Sales       Total sales  include  export  sales by major  geographic
                        area as follows:

                                                    Years Ended
                                                    December 31,
                                         -----------------------------------
                         Geographic Area       2002              2001
                                         -----------------------------------

                         Far East        $       1,171,000 $      1,416,000
                         South America             308,000          301,000
                         Middle East               337,000          287,000
                         Europe                    505,000        1,323,000
                         Canada                    121,000          200,000
                         Mexico                     61,000           31,000
                                         -----------------------------------

                                         $       2,503,000 $      3,558,000
                                         -----------------------------------


15.  Savings Plan       In  November  1996,  the  Company  established  a 401(k)
                        Retirement  Savings Plan for the Company's  officers and
                        employees. The Plan provisions include eligibility after
                        six months of service,  a three year  vesting  provision
                        and 100% matching  contribution  by the Company up to 3%
                        of a participant's compensation.  During the years ended
                        December  31,  2002 and 2001,  the  Company  contributed
                        approximately   $59,000   and   $68,000   to  the  Plan,
                        respectively.


16.  Commitments        Consulting Agreements
     and                During  the year ended  December  31,  1999 the  Company
     Contingencies      entered a consulting  agreement with a former officer of
                        the Company, which expires in 2004 and requires annual payments of $25,000 through 2003 and a payment of $12,500 in 2004.

                        During the year ended December 31, 2000, in connection with the acquisition of OBF, the Company entered a consulting agreement with the former owner of OBF, which requires monthly payments of $6,000 through June 2003.

--------------------------------------------------------------------------------
                                                                            F-36

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


16.  Commitments        Litigation
     and                An action was brought  against the Company in March 2000
     Contingencies      by  George  Wiseman,  a former  employee,  in the  Third
     Continued          District  Court of Salt Lake County,  State of Utah. The
                        complaint  alleges  that the  Company  owes Mr.  Wiseman
                        6,370 shares of its common stock plus costs, attorney's fees and a wage penalty (equal to 1,960 additional shares of Paradigm common stock) pursuant to Utah law.
                        The Company believes the complaint is without merit and intends to vigorously defend against the action.

                        An action was brought against the Company in September 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees. Discovery has taken place and the Company has paid royalties of $15,000 to bring all required payments up to date through June 30, 2001. However, the legal action has not been dismissed as a result of the payments. The Company is in the process of working with Photomed International and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future. It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. The Company believes that any additional royalty payment that may be required as settlement of the action will not have a material impact on the financial statements.

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

--------------------------------------------------------------------------------
                                                                            F-37

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


16.  Commitments        Litigation - Continued
     and                The Company  received demand letters dated September 14,
     Contingencies      2000  and  October  17,  2000  from  Mentor  Corporation
     Continued          ("Mentor")  claiming that the Company failed to register
                        485,751  shares of common  stock  issued to Mentor under
                        the Asset  Purchase  Agreement  dated  October 15, 1999,
                        among the Company, Mentor, Mentor Ophthalmics,  Inc. and
                        Mentor  Medical,   Inc.  The  Asset  Purchase  Agreement
                        related   to  the   Company's   purchase   of   Mentor's
                        phacoemulsification product line in consideration for the issuance by the Company to Mentor of 485,751 shares of its common stock, valued at the sum of $1,500,000 at the time of closing.

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

                        The Company received a demand letter dated December 9, 2002 from counsel for Dan Blacklock, dba Danlin Corp. The letter demands payment in the amount of $65,000 for manufacturing and supplying parts for our microkeratome blades. The Company's records show that it received approximately $35,000 in parts from the Danlin Corp., but that the additional amounts that the Danlin Corp claims are owed, were from parts that were received but rejected because they had never been ordered.

                        The Company received demand letters dated September 29, 2002 and December 10, 2002 from counsel for CitiCorp, Vendor Finance, Inc. and its successor-in-interest, The Copy Man dba TCM Business. The letters demand payment of $50,000 plus interest for the leasing of two copy machines that were delivered to the Salt Lake City facilities on or about April of 2000. The majority of the amounts alleged to be owed are from the remaining payments on the leases. The Company disputes the amounts allegedly owed, asserting that the copy machines, which were returned to the leasing company, did not work properly.


--------------------------------------------------------------------------------
                                                                            F-38

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


16.  Commitments        Litigation - Continued
     and                The Company  received a demand letter dated December 30,
     Contingencies      2002 from counsel for Thomas F. Motter,  former Chairman
     Continued          and Chief  Executive  Officer.  Mr. Motter claims in the
                        letter  that he was  entitled to certain  stock  options
                        that had not been issued to him in a timely  manner.  By
                        the  time  the  options  were  actually  issued  to him,
                        however,  they had expired.  Mr. Motter contends that if
                        the options had been issued in a timely manner, he would
                        have  exercised  them in a manner  that would have given
                        him  a  substantial   benefit.   Mr.   Motter   requests
                        restitution  for the loss of the financial  opportunity.
                        Mr. Motter also claims that he was defrauded by the Company by not being given an extended employment agreement when he terminated the change of control agreement that he had entered into with the Company.

                        Mr. Motter is further claiming payment for accrued vacation time during the 13 years he had been employed, asserting that he only had a total of four weeks of vacation during that period. Finally, Mr. Motter is threatening a shareholder derivative action against the Company because of the board of directors' alleged failure to conduct an investigation into conversations that took place in a chat room on Yahoo. Mr. Motter asserts that certain individuals participating in the conversations were officers or directors of the Company whose interests were in conflict with the interests of the shareholders. The Company believes that Mr. Motter's claims and assertions are without merit and intend to vigorously defend against any legal action that Mr. Motter may bring against the Company.

                        The Company received a demand letter dated January 6, 2003 from counsel for Westcore STIPG, LLC, the landlord with regard to the lease on the former facilities in San Diego, California. The letter demands payment of $11,000 plus interest, attorney's fees and costs for the repairs and restoration work on the San Diego facilities, after a deduction of a $6,000 security deposit. The Company rejects these claims, contending that the security deposit was adequate to pay for any repairs or restoration expenses on the premises.

                        An action was brought by Dr. John Charles Casebeer against the Company in the Montana Second Judicial District Court, Silver Bow County, state of Montana. The complaint alleges that Dr. Casebeer entered into a personal services contract with the Company memorialized by a letter dated April 20, 2002, with it being alleged that Dr. Casebeer fully performed his obligations. Dr. Casebeer asserts that he is entitled to $43,750 per quarter for consultant time and as an incentive to be granted each quarter $5,000 in options issued at the fair market value. An additional purported incentive was $50,000 in shares of stock being issued at the time a formalized contract was to be signed by the parties. In the letter it is provided that at its election, the Company may pay the consideration in the form of stock or cash and that stock would be issued within 30 days of the close of the quarter. Prior to the litigation, the Company issued 43,684 shares to Dr. Casebeer. The referenced letter provides that termination may be made by either party upon giving 90 days written notice. Notice was given by the Company in early November 2002. The Company recently filed its answer in defense of the action. Issues include whether or not Dr. Casebeer fully performed as asserted.

                        The Company may become or is subject to other investigations, claims or lawsuits ensuing out of conduct of its business, including those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any other such items, which it believes could have a material adverse effect on the financial statements.

--------------------------------------------------------------------------------
                                                                            F-39

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


16.  Commitments        Royalty Agreements
     and                The Company has a royalty  agreement  with the president
     Contingencies      of OBF.  The  agreement  provides for the payment of 10%
     Continued          royalty  of the net  sales  related  to the  Blood  Flow
                        Analyzer. The agreement terminates in 2020. The Company did not make any royalty payments during 2002 under this agreement and $147,000 were accrued at the end of the year.

                        The Company has an amended exclusive patent license agreement with a company which owns the patent for the laser-probe used on the Photon machine. The agreement provides for the payment of a 1% royalty on all sales proceeds related directly or indirectly, to the Photon machine. The agreement terminates on July 7, 2003. Through December 31, 2002, no significant royalties have been paid under this agreement.

                        The Company has an agreement with a Canadian corporation that provides for the payment of royalties related to the sales of UBM (Ultrasonic Bio-Microscopy). The agreement outlines payments of 150 Canadian Dollars for each licensed product sold for a period of 12 years that ends in September of 2002. At December 31, 2002, the Company had accrued approximately $7,000 in royalties.

                        The Company has a royalty agreement with another company that developed a promotional CD for the Company. Through the promotion of the CD, the Company hopes to increase sales in the Autoperimiter and assist doctors currently using the unit with the interpretation of visual fields. The royalty base with be 50% each until the Company's share equals the production costs related to development of the disk. Thereafter, the developer will receive 70% and the Company will receive 30% of the royalty base. Royalties paid during the year relating to this agreement were not significant.


17.  Fair Value         The  Company's  financial  instruments  consist of cash,
     of Financial       receivables,  payables,  and notes payable. The carrying
     Instruments        amount of cash,  receivables  and payables  approximates
                        fair  value  because of the  short-term  nature of these
                        items.   The  carrying   amount  of  the  notes  payable
                        approximates fair value as the individual borrowings bear interest at market interest rates.

--------------------------------------------------------------------------------
                                                                            F-40

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Recent             Recent Accounting Pronouncements
     Accounting         In June 2001,  the FASB issued  Statement  of  Financial
     Pronounce-         Accounting  Standards  No.  143,  "Accounting  for Asset
     ments              Retirement   Obligations".   This  Statement   addresses
                        financial   accounting  and  reporting  for  obligations
                        associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This
                        Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This
                        Statement addresses financial accounting and reporting for the disposal of long-lived assets. The Company is currently assessing the impact of this statement.

                        In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB
                        Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect Adoption of SFAS No. 145 did have a material impact on financial position or future operations.

                        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.


--------------------------------------------------------------------------------
                                                                            F-41

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



18.  Recent             Recent Accounting Pronouncements - Continued
     Accounting         In  December   2002,   the  FASB  issued  SFAS  No.  148
     Pronounce-         "Accounting for Stock-Based Compensation--Transition and
     ments              Disclosure--an  amendment  of FASB  Statement  No. 123,"
     Continued          which is  effective  for all fiscal  years  ending after
                        December  15, 2002.  SFAS No. 148  provides  alternative
                        methods of transition for a voluntary change to the fair
                        value  based  method  of  accounting   for   stock-based
                        employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 148 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

                        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

--------------------------------------------------------------------------------
                                                                            F-42

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


18.  Recent             Recent Accounting Pronouncements - Continued
     Accounting         In November 2002, the FASB issued Interpretation No. 45,
     Pronounce-         Guarantor's  Accounting and Disclosure  Requirements for
     ments              Guarantees,    Including    Indirect    Guarantees    of
     Continued          Indebtedness of Others (FIN No. 45). FIN No. 45 requires
                        certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The
                        Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.



--------------------------------------------------------------------------------
                                                                            F-43

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         As of March 31, 2003, the executive officers and directors of the Company, their ages and their positions are set forth below:


Name                      Age          Position
----                      ---          --------

Jeffrey F. Poore          54           President and Chief Executive Officer
Heber C. Maughan          51           Vice President of Finance, Treasurer, and
                                         Chief Financial Officer
Randall A. Mackey, Esq.   56           Chairman of the Board, Secretary and
                                         Director
David M. Silver, PhD.     61           Director
Keith D. Ignotz           54           Director

         The directors are elected for one-year terms that expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

         Jeffrey F. Poore, D.D.S. has served as President and Chief Executive Officer since March 24, 2003. Dr. Poore more recently served as Chief Executive Officer for Outsource Group. He served as a director of Interwest Home Medical from 1995 until its acquisition by Praxair in June 2001. From 1994 to 1996, Dr. Poore served as President and Chief Executive Officer of Comphealth, one of the nation's largest health care professional staffing organizations. He received a B.A. degree in Economics from Brigham Young University, and earned a degree in Dentistry from Loyola Medical Center, Maywood, Illinois.

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

         Keith D. Ignotz was elected as director in November 2000. He has been President and Chief Operating Officer of SpectRx, Inc., a medical technology company that he founded in 1992, which develops, manufactures and markets alternatives to traditional blood-based medical tests. From 1986 to 1992, Mr. Ignotz was Senior Vice President of Allergan Humphrey, Inc., a medical electronics company. From 1985 to 1986, he was President of Humphrey Instruments Limited-SKB, a medical electronics company, and from 1980 to 1985, Mr. Ignotz was President of Humphrey Instruments GmbH, also a medical electronics company. Mr. Ignotz also served on the Board of Directors of Vismed, Inc., d/b/a Dicon from 1992 to June 2000. Mr. Ignotz received a B.A. degree in Sociology and Political Science from San Jose University and an M.B.A. degree from Pepperdine University. Mr. Ignotz has served as a trustee of Pennsylvania College of Optometry since 1990, as a director for FluoRx, Inc. since 1997, and as a member of the American Marketing Association of the American Association of Diabetes Education.

         Thomas F. Motter served as Chairman of the Board of the Company from April 1993 to August 30, 2002, and as its Chief Executive Officer from May 1994 to August 1997 and from December 1997 to August 30, 2002. He also served as President of the Company from May 1994 to August 1997 and from December 1997 to June 2000. On August 30, 2002, Mr. Motter resigned as Chairman of the Board, Chief Executive Officer and as a Director of the Company.

         Mark R. Miehle served as President and Chief Operating Officer of the Company from June 2000 until August 30, 2002, when the board of directors removed him from office and entered into a six month consulting agreement with him at the rate of $5,000 per month. The consulting agreement expired on February 28, 2003.

Technical and Medical Advisory Personnel
----------------------------------------

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

         Elliot Kirstein, O.D. - Dr. Kirstein is an Optometrist practicing in Ohio.

         William Fishkind, M.D. - Dr. Fishkind is an Ophthalmologist practicing in Arizona.

         David Mittleman, M.D. - Dr. Mittleman is an Ophthalmologist practicing in Florida.

         Sonia Yoo, M.D. - - Dr. Yoo is an Ophthalmologist practicing at Bascom Palmer Eye Institute in Miami, Florida.

Board Meetings and Committees
-----------------------------

         The Board of Directors held a total of seven meetings during the fiscal year ended December 31, 2002. The Audit Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey and Keith D. Ignotz. The Audit Committee met twice during the fiscal year.

The Audit Committee
-------------------

         The Audit Committee is primarily responsible for reviewing the services performed by the Company's independent public accountants and internal audit department and evaluating the Company's accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey and Keith
D. Ignotz. The Compensation Committee met two times during the fiscal year. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options. No director attended fewer than 75% of all meetings of the Board of Directors during the 2002 fiscal year.

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

         The following table sets forth, for each of the last three fiscal years, the compensation received by Thomas F. Motter, former Chairman of the Board, and Chief Executive Officer of the Company and other executive officers (collectively, the "Named Executive Officers") whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal years ended December 31, 2002, 2001 and 2000.

                           Summary Compensation Table
                           --------------------------


                                                                                                 Long-Term Compensation
                         Annual Compensation                                              Awards                        Payouts
                                                              Other                                    Securities
                                                              Annual       Restricted                  Underlying      Long-term
Name and                                                     Compensa-       Stock        Options/     Incentive       Compensa-
Principal Position     Period     Salary($)     Bonus($)      tion($)      Awards($)      SARs(#)      Payout($)      tion ($)(4)
------------------     ------     ---------     --------     ----------    -----------   ---------     ------------   -----------

Thomas F. Motter       2002(1)    $ 187,453    $       0            0             0             0             0        $19,750(5)
Former Chairman        2001(2)    $ 200,000    $  22,380(6)         0             0       925,000(8)          0        $ 6,000(4)
of the Board  and      2000(3)    $ 178,357    $ 486,113(7)         0             0             0             0        $28,792(5)
Chief Executive
Officer


Mark R. Miehle        2002(1)     $ 134,202            0            0             0        55,000(13)         0        $ 3,000(4)
Former President      2001(2)     $ 150,000            0            0             0       110,000(8)          0        $ 6,000(4)
and Chief Operating   2000(3)     $ 235,201    $ 194,000(9)         0             0       150,000(9)          0        $ 6,000(4)
Officer

Aziz Mohabbat         2002(1)     $ 126,878            0            0             0             0             0              0
Former
Vice President of
Operations(10)

Heber C. Maughan      2002(1)     $ 114,416            0            0             0             0             0              0
Chief Financial       2001(2)     $  27,500            0            0             0        30,000(12)         0              0
Officer(11)


--------------------
(1)      For the fiscal year ended December 31, 2002
(2)      For the fiscal year ended December 31, 2001
(3)      For the fiscal year ended December 31, 2000
(4) The amounts under "All Other Annual Compensation" for 2002, 2001 and 2000 consist of payments related to the operation of automobiles and/or automobiles and insurance by the named executives.
(5) The amounts under "Other Annual Compensation" for the years represented consist of payments related to the residential housing accommodations for the Company's employees, living outside of Utah while they are working at the Company's corporate headquarters in Salt Lake City, leased from Mr. Motter at $2,500 per month.
(6)      The Company awarded Mr. Motter a cash bonus in June 2001.
(7) On January 21, 2000, the Board of Directors approved a bonus to Mr. Motter in the form of 38,889 shares of the Company's Common Stock. The bonus was valued at $486,113 on the basis of the closing bid price of the Company's Common Stock of $12.50 per share on January 21, 2000, the date the board approved the bonus.
(8) On September 11, 2001, the Company granted options to purchase the respective number of shares of the Company's Common Stock at an exercise price of $2.75 per share.
(9) On June 5, 2000, the Board of Directors issued Mr. Miehle 28,500 shares of the Company's Common Stock as a initial bonus as part of his employment agreement. The market price on the date of grant was $6.8125 per share, and compensation expense in the amount of $194,000 was recognized. Mr. Miehle was also granted options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $6.00 per share.
(10) Mr. Mohabbat was named as interim chief operating officer on August 30, 2002. He was not an officer in prior years.
(11) Mr. Maughan was named as interim chief executive officer on August 30, 2002.
(12) On October 1, 2001, the Board of Directors granted options to purchase the respective number of shares of the Company's Common Stock at an exercise price of $2.75 per share.
(13) On January 28, 2002, the Board of Directors granted options to purchase the respective number of shares of the Company's Common Stock at an exercise price of $2.75 per share.

         The following table sets forth information concerning the exercise of options to acquire shares of the Company's Common Stock by the Named Executive Officers during the fiscal year ended December 31, 2002 as well as the aggregate number and value of unexercised options held by the Named Executive Officers on December 31, 2002.


                                                    Number of Securities Underlying        Value of Unexercised
                                                       Unexercised Options/SARs                 In-the-Money

                                                       At December 31, 2002 (#)         At December 31, 2002 ($)
                  Shares Acquired      Value
Name              On Exercise (#)     Realized ($)   Exercisable    Unexercisable     Exercisable   Unexercisable
----------------------------------------------------------------------------------------------------------------------

Mark R. Miehle          0                0              102,500         212,500           0              0
Aziz Mohabbat           0                0               17,500          42,500           0              0
Heber C. Maughan        0                0                7,500          22,500           0              0

Director Compensation
---------------------

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

Employee 401(k) Plan
--------------------

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

1995 Stock Option Plan
----------------------

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

         The Compensation Committee administers the Plan. In general, the Compensation Committee will select the person to whom options will be granted and will determine, subject to the terms of the Plan, the number, exercise, and other provisions of such options. Options granted under the Plan will become exercisable at such times as may be determined by the Compensation Committee. Plan Options granted may be either incentive stock options ("ISOs"), as such term is defined in the Internal Revenue Code, or non-ISOs. ISOs may only be granted to persons who are employees of the Company. Non-ISOs may be granted to any person, including, but not limited to, employees of the Company, independent agents, consultants as the Compensation Committee believes has contributed, or will contribute, to the success of the Company as the Compensation Committee believes has contributed, or will contribute, to the success of the Company. The Compensation Committee shall determine the exercise price of options granted under the Plan, provided that, in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of voting power of the Company's stock) of the fair market value (as defined in the Plan) of the Common Stock on the date of grant. The aggregate fair market value (determined at the time of option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000.

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

Employment Agreements
---------------------

         The Company entered into an employment agreement with Thomas F. Motter, which commenced on January 1, 1998 and expires on December 31, 2002. The agreement requires Mr. Motter to devote substantially all of his working time to the Company, provided that he may be terminated for "cause" (as provided in the agreements) and prohibits him from competing with the Company for two years following the termination of his employment agreement. The agreement provides for the payment of an initial base salary of $135,000, effective as of January 1, 1998. The agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Board of Directors. Effective as of October 1, 1999, the Board of Directors approved an increase in Mr. Motter's annual base salary to $160,000, and effective as of July 1, 2000, the board approved an increase in his annual base salary to $200,000. On August 30, 2002, Mr. Motter resigned as Chairman of the Board, Chief Executive Officer and as a Director of the Company.

         The Company entered into an employment agreement with Mark R. Miehle, which commenced on June 5, 2000, and was to expire on June 4, 2003. The agreement required Mr. Miehle to devote substantially all of his working time to the Company, provided that he may be terminated for "cause" (as provided in the agreement) and prohibited him from competing with the Company for two years following the termination of his employment agreement. The agreement provided for the payment of an initial annual base salary of $150,000, effective as of June 5, 2000, and the issuance of stock options to purchase 150,000 shares of the Company's Common stock at $6.00 per share, to be vested in equal annual amounts over a three year period. The agreement also provided for salary increases and bonuses as to be determined at the discretion of the Board of Directors. The stated annual compensation remained in effect through December 31, 2001 and into 2002. The board of directors terminated Mr. Miehle on August 30, 2002. He entered into a six month consulting agreement, which expired on February 28, 2003, for $5,000 per month. Mr. Miehle was paid $15,000 in 2002 under the terms of the consulting agreement.

Limitation of Liability and Indemnification
-------------------------------------------

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of any class of the Company's Common Stock to file initial reports of ownership and reports of changes of ownership of the Company's Common Stock. Such persons are also required to furnish the Company with all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it with respect to fiscal 2002, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 31, 2003 for (i) each executive officer of the Company, (ii) each director, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.

                                                               Percent of
Name and Address(1)                   Number of Shares          Ownership
-----------------------------------------------------------------------------

Douglas A. MacLeod, M.D. (2)             4,150,707                  17.8%
Innovative Optics, Inc.                  1,222,825                   5.2
Jeffrey F. Poore (3)                     1,000,000                   4.1
Dr. David M. Silver(4)                     491,166                   2.1
Randall A. Mackey(4)                       475,000                   2.0
Keith D. Ignotz(5)                         204,560                     *
Heber C. Maughan(6)                        180,000                     *
Executive officers and directors
as a group (five persons)                2,350,726                   9.6%
-----------------
*Less than 1%.

(1) The address for Mr. Maughan is c/o Paradigm, 2355 South 1070 West, Salt Lake City, UT, 84119. The address for Dr. Silver is 17 Avalon Court, Bethesda, MD 20816. The address for Mr. Mackey is 1172 East 100 South, Salt Lake City, UT 84111. The address for Mr. Ignotz is 6025-A Unity Dr., Norcross, GA 30071.
(2) Includes the stock held by Douglas A. MacLeod, M.D. Profit Sharing Trust, St. Mark's Eye Institute and Milan Holdings, Ltd.
(3) Includes options to purchase 1,000,000 shares of Common Stock granted to Mr. Poore.
(4) Includes options to purchase 475,000 shares of Common Stock granted to each of Dr. Silver and Mr. Mackey.
(5) Includes options to purchase 203,851 shares of Common Stock granted to Mr. Ignotz.
(6) Includes options to purchase 180,000 shares of Common Stock granted to Mr. Maughan.

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

         Thomas F. Motter, former Chairman of the Board and Chief Executive Officer of the Company, leased his former residence to the Company for $2,500 per month. The primary use of the residential property was for housing accommodations for the Company's employees living outside of Utah while they were working at the Company's corporate headquarters in Salt Lake City. The Company obtained an appraisal from an independent appraiser, which has concluded that the monthly rate of $2,500 represents the fair market rate for leasing the residential property. The Company paid $14,000 in rent during 2002. This agreement was terminated on January 31, 2003.

         The Company entered into a consulting agreement with Mark R. Miehle, the former president and chief operating officer of the Company for a period of six months commencing on September 3, 2002. The agreement was renewable for additional six month terms. The Company did not renew the contract upon its expiration. The Company paid $15,000 under this agreement during 2002 and had an accrual of $5,000 as of December 31, 2002.

         Randall A. Mackey, a director of the Company since January 21, 2000, and from September 1995 to September 3, 1998 and chairman of the board since August 30, 2002, is President and a shareholder of the law firm of Mackey Price & Thompson, which rendered legal services to the Company in connection with various corporate matters. Legal fees and expenses paid to Mackey Price & Thompson for the fiscal years ended December 31, 2002 and 2001, totaled $167,000 and $159,000, respectively. As of December 31, 2002, the Company owed this firm $47,000, which is included in accounts payable.


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

   4.9 Certificate of the Designations, Powers, Preferences and Rights of the Series Convertible Preferred Stock(4)
   4.10   Specimen Series D Convertible Preferred Stock Certificate (7)
   4.11 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (10)
   4.12   Warrant to Purchase Common Stock with Cyndel & Co. (7)
   4.13   Warrant Agreement with KSH Investment Group, Inc. (7)
   4.14   Warrant to Purchase Common Stock with R.F. Lafferty & Co., Inc.(7)
   4.15   Warrant to Purchase Common Stock with Dr. David B. Limberg (10)
   4.16   Warrant to Purchase Common Stock with John W. Hemmer (10)
   4.17   Stock Purchase Warrant with Triton West Group, Inc.(12)
   4.18   Warrant to Purchase Common Stock with KSH Investment Group, Inc.(12)
   4.19 Warrants to Purchase Common Stock with Consulting for Strategic Growth, Ltd.(12)
   10.1   Exclusive Patent License Agreement with Photomed(1)
   10.2   Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
   10.3   Lease with Eden Roc (4)
   10.4   1995 Stock Option Plan and forms of Stock Option Grant Agreement(1)
   10.5   Form of Promissory Note with Note Holders re: bridge financing (1)
   10.6 Co-Distribution Agreement with Pharmacia & Upjohn Company and National Healthcare Manufacturing Corporation (5)
   10.7 Agreement for Purchase and Sale of Assets with Humphrey Systems Division of Carl Zeiss, Inc. (5)
   10.8   Employment Agreement with Thomas F. Motter (6)
   10.9 Asset Purchase Agreement with Mentor Corp., Mentor Opthalmics, Inc. and Mentor or Medical, Inc. (8)
   10.10 Transition Services Agreement with Mentor Corp., Mentor Opthalmics, Inc., and Mentor Medical, Inc. (8)
   10.11  Severance Agreement and General Release with Michael W. Stelzer(8)
   10.12  Consulting Agreement with Dr. Michael B. Limberg (8)
   10.13  Renewed Consulting Agreement with Dr. Michael B. Limberg (10)
   10.14  Mutual Release and Settlement Agreement with Zevex International, Inc.
          (8)
   10.15  Consulting Agreement with Douglas Adams (8)
   10.16 Agreement and Plan of Reorganization with Paradigm Subsidiary, Inc., and Vismed, Inc. d/b/a Dicon (9)
   10.17 Agreement and Plan of Merger with Paradigm Subsidiary, Inc. and Vismed Inc. d/b/a Dicon (9)
   10.18 Registration Rights Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
   10.19 Indemnification Agreement with Paradigm Subsidiary, Inc. and certain shareholders of Vismed, Inc. d/b/a Dicon (9)
   10.20  Consulting Agreement with Cyndel & Co., Inc. (10)
   10.21 Stock Purchase Agreement with Ocular Blood Flow, Ltd. and Malcolm Redman (10)
   10.22  Consulting Agreement with Malcolm Redman (10)
   10.23  Royalty Agreement with Malcolm Redman (10)
   10.24  Registration Rights with Malcolm Redman (10)
   10.25  Agreements with Steven J. Bayern and Patrick M. Kolenik (11)
   10.26  Employment Agreement with Mark R. Miehle (12)
   10.27  Employment Agreement with John W. Hemmer (12)
   10.28  Private Equity Line of Credit  Agreement with Triton West Group,  Inc.
          (12)
   10.29  Renewed Consulting Agreement with Dr. Michael B. Limberg (12)
   10.30  Agreement with KSH Investment Group, Inc. (12)
   10.31  Renewed Consulting Agreement with Dr. Michael B. Limberg (13)
   10.32  Settlement Agreement with Mentor Corporation (13)
   10.33  Consulting Agreement with Rodman & Renshaw, Inc. (13)
   10.34  Consulting Agreement with Barry Kaplan Associates (14)
   10.35 Asset Purchase Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P. (15)
   10.36 Escrow Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P. (15)
   10.37  Assignment and Assumption Agreement with Innovative Optics, Inc.(15)
   10.38  General Assignment and Bill of Sale with Innovative Optics, Inc.(15)
   10.39  Non-competition and Confidentiality Agreement with Mario F. Barton(15)
   10.40  Termination of employment with Mark R. Miehle (17)
   10.41  Consulting Agreement with Mark R. Miehle (17)
   99.01  Certification Pursuant to Section 906 of Sarbanes-Oxley Act 2002
   99.02  Certification Pursuant to Section 906 of Sarbanes-Oxley Act 2002
-------------------------

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

         (9) Incorporated by reference from Form 8-K, as field on June 5, 2000.\

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

         (13) Incorporated by reference from Report on Form 10-QSB, as filed on August 14, 2001.

         (14) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2001.

         (15) Incorporated by reference from Current Report on Form 8-K, as filed on March 5, 2002.

         (16) Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3, as filed on March 20, 2002.

         (17) Incorporated by reference from Report on Form 10-QSB, as filed on November 18, 2002.

        (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.


Item 14. Controls and Procedures

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                           PARADIGM MEDICAL INDUSTRIES, INC.




Dated:  April 14, 2003                     By:/s/Jeffrey F. Poore
                                           -------------------------------------
                                           Jeffrey F. Poore
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

     Signature                         Title                                    Date
     ---------                         -----                                    ----

/s/Randall A. Mackey          Chairman of the Board and                 April 14, 2003 March 31, 2003
------------------------
                              Secretary

/s/David M. Silver, Ph.D      Director                                  April 14, 2003 March 31, 2003
------------------------

/s/Keith D. Ignotz            Director                                  April 14, 2003 March 31, 2003
------------------------

/s/Jeffrey F. Poore           President and Chief Executive Officer
------------------------      (Principal Executive Officer)             April 14, 2003 March 31, 2003

/s/Heber C. Maughan           Vice President of Finance,                April 14, 2003 March 31, 2003
------------------------      Treasurer and Chief Financial
                              Officer (Principal Financial
                              and Accounting Officer)



                                 CERTIFICATIONS

         I, Jeffrey F. Poore, certify that:

         1. I have reviewed this annual Report on Form 10-KSB of Paradigm Medical Industries, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)  Presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003                        /s/ Jeffrey F. Poore
                                             -----------------------------------
                                             President and Chief Executive
                                             Officer (Principal Executive
                                             Officer) Vice President of Finance,
                                             Treasurer and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)

                                 CERTIFICATIONS

         I, Heber C. Maughan, certify that:

         1. I have reviewed this annual report on Form 10-QSB of Paradigm Medical Industries, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)  Presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003                        /s/ Heber C. Maughan
                                             -----------------------------------
                                             Vice President of Finance,
                                             Treasurer and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)