Form 10QSB
period 2003-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2003-05-19
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended March 31, 2003 Commission File Number: 0-28498

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
YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.



Common Stock, $.001 par value                                21,986,874
-----------------------------                                ----------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2003

Series A Preferred, $.001 par value                          5,627
-----------------------------------                          -----
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2003

Series B Preferred, $.001 par value                          8,986
------------------------------------                         ------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2003

Series C Preferred, $.001 par value                          0
------------------------------------                         ---
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             March 31, 2003

Series D Preferred, $.001 par value                          5,000
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             March 31, 2003

Series E Preferred, $.001 par value                          1,500
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             March 31, 2003

Series F Preferred, $.001 par value                          5,774
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             March 31, 2003

                  Transitional Small Business Disclosure Format
                                    YES NO X

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2003



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
-------

         Balance Sheet (unaudited) - March 31, 2003  ....................   3

         Statements of Operations (unaudited) for the three months
         ended March 31, 2003 and March 31, 2002 ........................   4

         Statements of Cash Flows (unaudited) for the three months
         ended March 31, 2003 and March 31, 2002.........................   5

         Notes to Financial Statements (unaudited).......................   6


Item 2.
-------

         Management's Discussion and Analysis or
         Plan of Operation   ............................................  8

PART II - OTHER INFORMATION
         Other Information...............................................  11

         Signature Page..................................................  15


--------------------------------------------------------------------------------

                        PARADIGM MEDICAL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    March 31,
                                                                      2003
                                                                 -------------
                                                                  (Unaudited)
ASSETS
Current Assets
  Cash & Cash Equivalents                                       $        92,000
  Receivables, Net                                                      890,000
  Prepaid Expenses                                                       57,000
  Inventory                                                           2,405,000
                                                                ---------------
                                         Total Current Assets         3,444,000

Intangibles, Net                                                        789,000
Property and Equipment, Net                                             415,000
Deposits and Other Assets                                                96,000
                                                                ---------------
                                                 Total Assets         4,744,000
                                                                ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                                903,000
  Accrued Expenses                                                    1,589,000
  Current Portion of Long-term Debt                                      29,000
                                                                ---------------
                                   Total Current Liabilities          2,521,000
  Long-term Debt                                                         80,000
                                                                ---------------
                                            Total Liabilities         2,601,000

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at March 31, 2003                           -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at March 31, 2003                           -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at March 31, 2003                            -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at March 31, 2003                           -
     Series E
        Authorized:  50,000; issued and
        outstanding: 1,500 at March 31, 2003                                  -
     Series F
        Authorized:  50,000; issued and
        outstanding: 5,774 at March 31, 2003                                  -
Common Stock, Authorized:
40,000,000 Shares, $.001 par value; issued and
    outstanding: 21,986,874 at March 31, 2003                            22,000
    Additional paid-in-capital                                       56,776,000
Stock subscription receivable                                          (294,000)
Accumulated Deficit                                                 (54,321,000)
                                                                ---------------
                                   Total Stockholders' Equity         2,143,000
                                                                ---------------
                   Total Liabilities and Stockholders' Equity   $     4,744,000
                                                                ===============



See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            Three Months Ended
                                                                 March 31,

                                        2003           2002
                                     (Unaudited)    (Unaudited)


Sales                                               $    727,000  $   1,537,000

Cost of Sales                                            346,000        841,000
                                                    ------------   ------------

                                     Gross Profit        381,000        696,000
                                                    ------------   ------------
Operating Expenses:
  Marketing and Selling                                  322,000      1,015,000
  General and Administrative                             477,000        998,000
  Research, development and service                      281,000        750,000
                                                    ------------   ------------
        Total Operating Expenses                       1,080,000      2,763,000
                                                    ------------   ------------

Operating Income (Loss)                                 (699,000)    (2,067,000)

Other Income and (Expense):
  Interest Income                                          3,000          4,000
  Interest Expense                                        (7,000)       (10,000)
                                                    ------------   ------------
    Total Other Income and
    (Expense)                                             (4,000)        (6,000)
                                                    ------------   ------------
Net loss before provision
    for income taxes                                    (703,000)    (2,073,000)

Income taxes                                                  -               -
                                                    ------------   ------------
                                         Net Loss   $   (703,000)  $ (2,073,000)
                                                    ============   ============

Net Loss Per Common Share - Basic
    and Diluted                                     $       (.03)  $       (.13)
                                                    ============   ============

Weighted Average Outstanding
    Shares - Basic and Diluted                        21,976,000     15,775,000
                                                    ============   ============



See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  Three Months Ended March 31,
                                                                     2003                 2002
                                                                 (Unaudited)          (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                                   $     (703,000)     $    (2,073,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                                119,000              132,000
       Issuance of Common Stock for Services                              -               18,000
       Provision for (recovery of) Losses on Receivables            (75,000)             (10,000)

(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                    129,000              824,000
       Inventories                                                  244,000              191,000
       Prepaid Expenses                                              24,000             (55,000)
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                        (1,000)            (430,000)
       Accrued Expenses and Deposits                                176,000               69,000
                                                             --------------      ---------------
       Net Cash Used in Operating Activities                        (87,000)          (1,334,000)
                                                             --------------      ---------------
Cash Flow from Investing Activities:
  Purchase of Property and Equipment                                      -             (110,000)
  Net Cash Paid in Acquisition                                            -             (100,000)
                                                             --------------      ---------------
       Net Cash Used in Investing Activities                              -             (210,000)
                                                             --------------      ---------------
Cash Flows from Financing Activities:
  Principal Payments on Notes Payable                               (15,000)             (15,000)
                                                             --------------      ---------------
       Net Cash (Used) Provided by Financing Activities             (15,000)             (15,000)
                                                             --------------      ---------------

Net Decrease in Cash and Cash Equivalents                          (102,000)          (1,559,000)

Cash and Cash Equivalents at Beginning of Period                    194,000            2,702,000
                                                             --------------      ---------------
Cash and Cash Equivalents at End of Period                   $       92,000      $     1,143,000
                                                             ==============      ===============

Supplemental Disclosure of Cash Flow Information:

  Cash Paid for Interest                                     $        7,000      $        10,000
                                                             ==============      ===============
  Cash Paid for Income Taxes                                 $            -      $             -
                                                             ==============      ===============


See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Significant Accounting Policies:
--------------------------------

In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002, and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

Liquidity and Going Concern
---------------------------

Due to the declining sales, significant recurring losses and cash used to fund operating activities, the auditors' report for the year ended December 31, 2002 included an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. The Company has taken significant steps to reduce costs and increase operating efficiencies. In addition, the Company is attempting to obtain additional funding through the sale of its common stock. Traditionally the Company has relied on financing from the sale of its common and preferred stock to fund operations. If the Company is unable to obtain such financing in the near future it may be required to reduce or cease its operations.

Reclassifications
-----------------

Certain amounts in the financial statements for the three months ended March 31, 2002 have been reclassed to conform with the presentation of the current period financial statements.

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

Preferred Stock Conversions:
----------------------------

Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three month period ended March 31, 2003, no shares of Series A Preferred Stock and no shares of Series B Preferred Stock were converted to the Company's Common Stock.

Holders of Series D Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 1 share of common stock for each share of preferred stock. During the three months ended March 31, 2003, no shares of Series D Preferred Stock were converted to the Company's Common stock.

Holders of Series E Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2003, no shares of Series E Preferred Stock were converted to the Company's Common stock.

Holders of Series F Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2003, 498 shares of Series F Preferred Stock were converted to shares of the Company's Common stock.

Warrants:
---------

The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date. No warrants were granted during the three months ended March 31, 2003.

Related Party Transactions:
---------------------------

Payments for legal services to the firm of which the chairman of the board of directors is a partner were approximately $15,000 and $53,000 for the three months ended March 31, 2003 and 2002, respectively.

Stock - Based Compensation
--------------------------

For stock options and warrants granted to employees, the Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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


                                                   Three Months Ended March 31,
                                                     2003                2002
                                                   ----------------------------

 Net loss - as reported                             $ (703,000)   $  (2,073,000)

 Deduct:  total stock-based employee
 compensation determined under fair value
 based method for all awards, net of
 related tax effects                                  (274,000)               -
                                                    ---------------------------

 Net loss - pro forma                               $ (977,000)   $  (2,073,000)
                                                    ----------------------------

 Earnings per share:
      Basic and diluted - as reported               $     (.03)   $        (.13)
      Basic and diluted - pro forma                 $     (.04)   $        (.13)


The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   Three Months Ended March 31,
                                                     2003                2002
                                                   ----------------------------

             Expected dividend yield                $        -    $           -
             Expected stock price volatility         102%-103%                -
             Risk-free interest rate                        4%                -
             Expected life of options                2-5 years                -

The weighted average fair value of options granted during the three months ended March 31, 2003 was $.13.

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

Its ultrasound diagnostic products technology were acquired from Humphrey Systems in 1998. In October 1999, the Company purchased the inventory and design and production rights of another line of surgical equipment, also designed to perform minimally invasive cataract surgery. The line includes the Mentor SIStem
(TM), the Odyssey (TM), and the Surgitrol (TM). In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist Thirty Thousand (TM) in which the Company purchased the raw material and finished goods inventory to bring manufacture of this product in-house. The Dicon (TM) perimeter and the Dicon (TM) topographer were added to product line when the Company acquired Vismed, Inc. d/b/a DICON in June 2000. The blood flow analyzer was acquired when Ocular Blood Flow, Ltd. ("OBF") was purchased in June 2000. The Company received approval for ISO 9000 and CE Mark certifications in June 2000, enabling the Company to market its diagnostic and surgical products in the European community. The Company has successfully maintained its ISO approval and CE Mark certifications to date.

Activities for the three months ended March 31, 2003, included sales of the Company's products and related accessories and disposable products. Other activities included continued expenses in connection with FDA approval of the Photon laser system and FDA approval for expanded use for the Blood Flow Analyzer (TM). In March 2003, the Company named a new President and chief executive officer, Dr. Jeffrey F. Poore. The Company named a new vice president of sales and marketing, Ray Cannefax, during the first quarter of 2003.

Results of Operations

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

Net sales for the three months ended March 31, 2003 were $727,000 as compared to $1,537,000 for the same period of 2002 due principally to the decrease in sales of the Blood Flow Analyzer(TM) and the ultrasonicbiomicroscope. Sales of the Blood Flow Analyzer(TM) decreased by $107,000 to $163,000, or 22% of total revenues for the three months ended March 31, 2003, compared to $270,000, or 18% of total revenues for the same period in 2002. Sales of the ultrasonicbiomicroscope were $43,000 during the first quarter 2003, or 6% of total quarterly revenues, compared to $194,000, or 13% of total revenues for the same period last year. Sales from the other ultrasonic products were $94,000, or 13% of total revenues for the quarter ended March 31, 2003, compared to $200,000, or 13% of total quarterly revenues for the same period last year. Sales of the Dicon products, the perimeter and corneal topographer, were $258,000, or 36% of the total revenues for the current quarter, compared to $284,000, or 18% of the total revenues for the same quarter of 2002. Sales from the surgical line totaled $31,000, or 4% of total revenues for the three months ended March 31, 2003, compared to $75,000, or 5% of total revenues for the corresponding period of 2002.

Gross profit for the three months ended March 31, 2003 was 52% of total revenues, and 45% of total revenues for the comparable period of 2002. Cost of goods sold for the three months ended March 31, 2003 and 2002, respectively, did not include significant write downs of inventory. The increase in gross margin percentage was mainly due to efficiencies gained through the reduction of employees.

Marketing and selling expenses decreased by approximately $693,000 to $322,000, for the three months ended March 31, 2003, from $1,015,000 for the comparable period in 2002 due mainly to less personnel related expenses and travel reimbursements. The Company had fewer salespersons during the first quarter of 2003, compared to the number of sales persons employed during the first quarter of 2002. Payroll related expenses and travel reimbursements were $220,000 in 2003, compared to $592,000 for the same period in 2002. The first quarter of 2002 also included additional marketing and advertising expenses including tradeshow expenses of $327,000, compared to $12,000 for the three months ended March 31, 2003.

General and administrative expenses decreased by $521,000 to $477,000 for the three months ended March 31, 2003, from $998,000 for the comparable period in 2002 due principally to the cost reductions implemented by the Company during 2002, which included the closure of its San Diego facility. For the period ending March 31, 2003, personnel costs decreased by $190,000, travel related costs decreased by $50,000 and consulting and legal costs decreased by $234,000.

Research, development and service expenses were $281,000 for the three months ended March 31, 2003, compared to $750,000 recorded in the same period of 2002, a decrease of $469,000. Service department expenses decreased in the first quarter of 2003 from the same period of 2002 by $32,000 due principally to the reduction of personnel in this department. Production development and support expenses, which includes indirect manufacturing costs of purchasing, shipping and supervisory personnel, decreased by $354,000 in the first quarter of 2003, compared to the same period a year ago due mainly to decreased personnel resulting from the San Diego facility closure in 2002.

Other expense decreased by $2,000 for the three months ended March 31, 2003 to $4,000, from $6,000 for the same period in 2002 as a result of a decrease in interest expense from capital leases.

Liquidity and Capital Resources

The Company used cash in operating activities of $87,000 for the three months ended March 31, 2003, compared to $1,334,000 for the three months ended March 31, 2002. The decrease in cash used by operating activities for the first three months of 2003 was primarily attributable to reduced operating costs, including the closure of the San Diego facility. The Company did not use any cash in investing activities for the three months ended March 31, 2003, compared to $210,000 in the same period in 2002. Cash used in investing activities in the first three months of 2002 was primarily due to the cash paid in the acquisition of certain assets of Innovative Optics and capital equipment. Net cash used in financing activities was $15,000 for the three months ended March 31, 2003 and 2002, resulting from principal payments on lease obligations.

As of March 31, 2003, the Company has raised approximately $1,500,000 through a $20,000,000 equity line of credit under an investment banking arrangement, which the Company will continue to use. As of March 31, 2003, approximately $18,500,000 was available under the equity line of credit, subject to Nasdaq trading limitations. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. The Company is uncertain whether or not the combination of existing working capital, benefits from sales of the Company's products and the private equity line of credit will be sufficient to assure the Company's operations through December 31, 2003.

At March 31, 2003, the Company had net operating loss carry-forwards (NOLs) of approximately $41,000,000 and research and development tax credit carry-forwards of approximately $34,000. These carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend for twenty years. The Company's ability to use Net Operating Loss Carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

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

Item 3. Controls and Procedures

(a)      Evaluation of disclosure controls and procedures

Based on their evaluations as of a date within 45 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

On May 14, 2003, a complaint was filed in the United States District Court, District of Utah captioned Richard Meyer, individually and on behalf of all others similarly suited v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle, and John Hemmer, case no. 2:03CV00448TC. The caption also indicates that it is a "Class Action Complaint for Violations of Federal Securities Laws and Plaintiffs Demand a Trial by Jury." The Company is in the process of reviewing the complaint, which appears to be focused on alleged false and misleading statements pertaining to the Blood Flow Analyzer(TM) and concerning a purchase order from Valdespino Associates Enterprises and Westland Corp. The Company intends to vigorously defend and protect its interests.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On April 15, 2003, the Company received notice of a determination by Nasdaq's Listing Qualifications staff that the Company fails to comply with the minimum bid price rules for continued listing set forth in Marketplace Rules 4310(c)(4) and does not meet Rule 4310(c)(2)(A) inclusion requirements. Specifically, the notice stated the Company had not regained compliance with the minimum $1.00 closing bid price per share requirement and the Company did not qualify with the $5,000,000 shareholders' equity, $50,000,000 market value of listed securities or $750,000 net income from continuing operations requirement. As of December 31, 2002, the notice stated the Company's reported shareholders' equity of $2,874,000 and net losses from continuing operations of $11,155,000, and as of April 14, 2003, the market value of the Company's securities was $4,208,108. Separately, Nasdaq has informed the Company that listing fees of $22,500 and $18,000 under Rule 4310(c)(13) are owed to the Nasdaq SmallCap Market.

The Company has requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the staff's determination. The request automatically stays the delisting of the Company's common stock. Until the panel's final decision, Paradigm stock will continue to be traded on the SmallCap Market. Hearings with the panel generally transpire within 30 days of a Company's request. The Company intends to present a plan to the Nasdaq Listing Qualifications Panel for achieving sustaining compliance with the Nasdaq SmallCap Marketplace Rules, though there can be no assurance that the panel will grant the Company's request for continued listing.

On April 23, 2003, the Company received formal notice from Nasdaq that a hearing to consider its appeal would be held on May 29, 2003. If the planned appeal is unsuccessful, the Company may apply for a transfer to the OTC Bulletin Board. The Company has recently hired Dr. Jeffrey F. Poore as its President and Chief Executive Officer to assist in the process of a major company restructuring. In conjunction with that restructuring, Dr. Poore will present to the panel a definitive plan both for increasing distribution and for expanding corporate opportunities.


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------
          The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Table No.                            Document

2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1      Certificate of Incorporation(1)
3.2      Amended Certificate of Incorporation(12)
3.3      Bylaws (1)
4.1      Warrant Agency Agreement with Continental Stock Transfer & Trust
         Company(3)
4.2      Specimen Common Stock Certificate (2)
4.3      Specimen Class A Warrant Certificate(2)
4.4      Form of Class A Warrant Agreement(2)
4.5      Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6      Warrant to Purchase Common Stock with Note Holders re bridge financing
         (1)
4.7      Specimen Series C Convertible Preferred Stock Certificate(4)
4.8 Certificate of the Designations, Powers, Preferences and Rights of the Series Convertible Preferred Stock(4)
4.10     Specimen Series D Convertible Preferred Stock Certificate (6)
4.11 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (8)
4.12     Warrant to Purchase Common Stock with Cyndel & Co. (6)
4.13     Warrant Agreement with KSH Investment Group, Inc. (6)
4.14     Warrant to Purchase Common Stock with R.F. Lafferty & Co., Inc. (6)
4.15     Warrant to Purchase Common Stock with Dr. Michael B. Limberg (6)
4.16     Warrant to Purchase Common Stock with John W. Hemmer (8)
4.17     Stock Purchase Warrant with Triton West Group, Inc. (9)
4.18     Warrant to Purchase Common Stock with KSH Investment Group, Inc. (9)
4.19 Warrants to Purchase Common Stock with Consulting for Strategic Growth, Ltd. (9)
10.1     Exclusive Patent License Agreement with Photomed(1)

10.2     Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3     Lease with Eden Roc (4)
10.4     1995 Stock Option Plan and forms of Stock Option Grant Agreement (1)
10.5     Employment Agreement with Thomas F. Motter (5)
10.6     Consulting Agreement with Dr. Michael B. Limberg (7)
10.7     Renewed Consulting Agreement with Dr. Michael B. Limberg (8)
10.8     Employment Agreement with Mark R. Miehle (9)
10.9     Employment Agreement with John W. Hemmer (9)
10.10    Private Equity Line of Credit Agreement with Triton West Group, Inc.
         (9)
10.11    Renewed Consulting Agreement with Dr. Michael B. Limberg (9)
10.12    Agreement with KSH Investment Group, Inc. (9)
10.13    Renewed Consulting Agreement with Dr. Michael B. Limberg (10)
10.14 Asset Purchase Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P. (11)
10.15 Escrow Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P. (11)
10.16    Assignment and Assumption Agreement with Innovative Optics, Inc. (11)
10.17    General Assignment and Bill of Sale with Innovative Optics, Inc. (11)
10.18    Non-competition and Confidentiality Agreement with Mario F. Barton (11)
10.19    Termination of employment with Mark R. Miehle (13)
10.20    Consulting Agreement with Mark R. Miehle (13)
99.01    Certification Pursuant to Section 906 of Sarbanes-Oxley Act 2002
99.02    Certification Pursuant to Section 906 of Sarbanes-Oxley Act 2002

--------------------------------------------------------------------------------

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(5) Incorporated by reference from Quarter Report on Form 10-QSB, as filed on November 12, 1998.
(6) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(7) Incorporated by reference from Annual Report on Form 10-KSB, as filed on March 30, 2000.
(8) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(9) Incorporated by reference from Report on Form 10-KSB, as filed on March 15, 2001
(10) Incorporated by reference from Report on Form 10-QSB, as filed on August 14, 2001
(11) Incorporated by reference from Current Report on Form 8-K, as filed on March 5, 2002
(12) Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3, as filed on March 20, 2002
(13) Incorporated by reference from Report on Form 10-QSB, as filed on November 18, 2002.

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

                                   REGISTRANT

                       PARADIGM MEDICAL INDUSTRIES, INC.
                                   Registrant





DATED: May 15, 2003                 By:/s/ Jeffrey F. Poore
                                    ------------------------
                                    Jeffrey F. Poore
                                    President and Chief
                                    Executive Officer (Principal Executive
                                    Officer)

DATED: May 15, 2003                 By:/s/ Heber C. Maughan
                                    ------------------------
                                    Vice President of Finance, Treasurer and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

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

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 15, 2003                     /s/ Jeffrey F. Poore
                                        -------------------------------------
                                        President and Chief Executive Officer
                                        (Principal Executive Officer) Vice
                                        President of Finance, Treasurer and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

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

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 15, 2003                     /s/ Heber C. Maughan
                                        ------------------------------------
                                        Vice President of Finance, Treasurer
                                        and Chief Financial Officer(Principal
                                        Financial and Accounting Officer)