Form 10QSB
period 2003-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2003-08-21
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.



Common Stock, $.001 par value                                24,855,906
-----------------------------                                ----------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2003

Series A Preferred, $.001 par value                          5,627
-----------------------------------                          -----
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2003

Series B Preferred, $.001 par value                          8,986
------------------------------------                         ------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2003

Series C Preferred, $.001 par value                          0
------------------------------------                         ---
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2003

Series D Preferred, $.001 par value                          5,000
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             June 30, 2003

Series E Preferred, $.001 par value                          1,500
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             June 30, 2003

Series F Preferred, $.001 par value                          5,622
-----------------------------------                          ------
                                                             Number of Shares
                                                             Outstanding as of
                                                             June 30, 2003

                  Transitional Small Business Disclosure Format
                                    YES      NO X

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                           QUARTER ENDED June 30, 2003



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
-------
         Balance Sheet (unaudited) - June 30, 2003  ......................    3

         Statements of Operations (unaudited) for the three and six months
         ended June 30, 2003 and June 30, 2002 ...........................    4

         Statements of Cash Flows (unaudited) for the  six months
         ended June 30, 2003 and June 30, 2002............................    5

         Notes to Financial Statements (unaudited).................. .....    6


Item 2.
-------

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   10

PART II - OTHER INFORMATION
         Other Information................................................   14

         Signature Page...................................................   19


--------------------------------------------------------------------------------

                        PARADIGM MEDICAL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    June 30,
                                                                      2003
                                                                ---------------
                                                                  (Unaudited)
  ASSETS

Current Assets
  Cash & Cash Equivalents                                       $       584,000
  Receivables, Net                                                      512,000
  Inventory                                                           1,968,000
  Prepaid Expenses                                                       62,000
                                                                ---------------
                   Total Current Assets                               3,126,000

Intangibles, Net                                                        686,000
Property and Equipment, Net                                             307,000
Deposits and Other Assets, Net                                           56,000
                                                                ---------------
                   Total Assets                                       4,175,000
                                                                ===============
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade Accounts Payable                                                898,000
  Accrued Expenses                                                    2,033,000
  Current Portion of Long-term Debt                                      18,000
                                                                ---------------
                   Total Current Liabilities                          2,949,000
  Long-term Debt                                                         80,000
                                                                ---------------
                   Total Liabilities                                  3,029,000

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at June 30, 2003                           -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at June 30, 2003                           -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at June 30, 2003                            -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at June 30, 2003                           -
     Series E
        Authorized:  50,000; issued and
        outstanding: 1,500 at June 30, 2003                                  -
     Series F
        Authorized:  50,000; issued and
        outstanding: 5,622 at June 30, 2003                                  -
Common Stock, Authorized:
80,000,000 Shares, $.001 par value; issued and
    outstanding: 24,855,906 at June 30, 2003                             25,000
    Additional paid-in-capital                                       57,413,000
Stock subscription receivable                                          (294,000)
Accumulated Deficit                                                 (55,998,000)
                                                                ---------------
                   Total Stockholders' Equity                         1,146,000
                                                                ---------------
                   Total Liabilities and Stockholders' Equity   $     4,175,000
                                                                ===============


See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended                Six Months Ended
                                                 June 30,                         June 30,

                                           2003             2002            2003             2002
                                        (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
Sales                                  $     645,000   $   1,279,000    $   1,372,000    $   2,816,000

Cost of Sales                                538,000         781,000          881,000        1,622,000
                                       -------------   -------------    -------------    -------------

        Gross Profit                         107,000         498,000          491,000        1,194,000
                                       -------------   -------------    -------------    -------------
Operating Expenses:
  Marketing and Selling                      229,000         747,000          552,000        1,762,000
  General and Administrative               1,060,000       1,000,000        1,536,000        1,998,000
  Research, development and service          294,000         614,000          574,000        1,364,000

Impairment of assets                         159,000               -          159,000                -
                                       -------------   -------------    -------------    -------------
        Total Operating Expenses           1,742,000       2,361,000        2,821,000        5,124,000
                                       -------------   -------------    -------------    -------------

Operating Income (Loss)                   (1,635,000)     (1,863,000)      (2,330,000)      (3,930,000)

Other Income and (Expense):
  Interest Income                                  -           1,000            3,000            5,000
  Interest Expense                            (5,000)         (9,000)         (13,000)         (19,000)
                                       -------------   -------------    -------------    -------------
        Total Other Income and
        (Expense)                             (5,000)         (8,000)         (10,000)         (14,000)
                                       -------------   -------------    -------------    -------------
Net loss before provision
    for income taxes                      (1,640,000)     (1,871,000)      (2,340,000)      (3,944,000)

Income taxes                                       -               -                -                -
                                       -------------   -------------    -------------    -------------

        Net Loss                       $  (1,640,000)  $  (1,871,000)   $  (2,340,000)   $  (3,944,000)
                                       =============   =============    =============    =============

Net Loss Per Common Share - Basic
    and Diluted                        $        (.07)  $        (.11)   $        (.10)   $        (.24)
                                       =============   =============    =============    =============

Weighted Average Outstanding
    Shares - Basic and Diluted            23,983,000      16,654,000       22,985,000       16,221,000
                                       =============   =============    =============    =============



                 See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended June 30,
                                                            2003           2002
                                                        (Unaudited)       (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                             $  (2,340,000)   $  (3,944,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                         214,000          264,000
       Issuance of Common Stock and Warrants
         for Services                                         35,000           48,000
       Issuance of Common Stock for Settlement
         of Potential Litigation                             190,000                -
       Increase in Inventory Reserve                         382,000                -
       Provision for (Recovery Of) Losses
         on Receivables                                       83,000         (125,000)
       Impairment of Intangible and Other Assets             159,000                -
(Increase) Decrease from Changes in:
       Trade Accounts Receivable                             350,000        1,368,000
       Inventories                                           299,000          451,000
       Prepaid Expenses                                       19,000          (58,000)
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                (10,000)          34,000
       Accrued Expenses and Deposits                         619,000           94,000
                                                       -------------    -------------
       Net Cash Used in Operating Activities                       -       (1,868,000)
                                                       -------------    -------------
Cash Flow from Investing Activities:
  Purchase of Property and Equipment                              (1)        (134,000)
  Net Cash Paid in Acquisition                                     -         (100,000)
                                                       -------------    -------------
       Net Cash Used in Investing Activities                      (1)        (234,000)
                                                       -------------    -------------
Cash Flows from Financing Activities:
  Principal Payments on Notes Payable                        (26,000)         (42,000)
  Net proceeds from sale of common stock                     417,000                -
                                                       -------------    -------------
       Net Cash Provided (Used) by
       Financing Activities                                  391,000          (42,000)
                                                       -------------    -------------

Net Increase (Decrease) in Cash and Cash
Equivalents                                                  390,000       (2,144,000)

Cash and Cash Equivalents at Beginning of Period             194,000        2,702,000
                                                       -------------    -------------

Cash and Cash Equivalents at End of Period             $     584,000    $     558,000
                                                       =============    =============

Supplemental Disclosure of Cash Flow Information:

  Cash Paid for Interest                               $      13,000    $      19,000
                                                       =============    =============
  Cash Paid for Income Taxes                           $           -    $           -
                                                       =============    =============



                 See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Significant Accounting Policies:
--------------------------------

         In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of June 30, 2003 and the results of its operations for the three months and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

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

Reclassifications
-----------------

         Certain amounts in the financial statements for the three months and six months ended June 30, 2002 have been reclassified to conform with the presentation of the current period financial statements.

Net loss Per Share
------------------

         Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 6,502,361 and 6,426,319 shares of common stock and preferred stock convertible into 402,138 and 2,564,838 shares of common stock at June 30, 2003 and 2002, respectively, have not been included in loss years because they are anti-dilutive.

Equity Line of Credit
---------------------

         The Company sold approximately 696,000 shares of common stock for approximately $84,000 during the 6 months ended June 30, 2003 under the $20,000,000 equity line of credit with Triton West Group, Inc.

Preferred Stock Conversions:
----------------------------

         Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the six months ended June 30, 2003, no shares of Series A Preferred Stock and no shares of Series B Preferred Stock were converted to the Company's Common Stock.

         Holders of Series D Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 1 share of common stock for each share of preferred stock. During the six months ended June 30, 2003, no shares of Series D Preferred Stock were converted to the Company's Common stock.

         Holders of Series E Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the six months ended June 30, 2003, no shares of Series E Preferred Stock were converted to the Company's Common stock.

         Holders of Series F Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the six months ended June 30, 2003, 650 shares of Series F Preferred Stock were converted to shares of the Company's Common stock.

Warrants:
---------

         The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes option pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date. The Company granted 623,000 warrants to purchase the Company's common stock during the period ended June 30, 2003. 423,000 of the warrants were issued in connection with a private placement of the Company's common stock and 200,000 warrants were issued for consulting services. The 200,000 warrants issued for consulting services were valued at $35,000 using the Black-Scholes option pricing model. During the period ended June 30, 2002, the purchase agreement between the Company and Innovative Optics included warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share, exercisable over a period of three years from the closing date. The Company valued the warrants at approximately $295,000, which amount was included in the purchase price.

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


                                                    Six Months Ended June 30,       Three Months Ended June 30,
                                                    2003             2002             2003             2002
                                                 -----------------------------     -----------------------------
 Net loss - as reported                          $ (2,340,000)   $  (3,944,000)    $ (1,640,000)   $  (1,871,000)

 Deduct:  total stock-based employee
 compensation determined under fair value
 based method for all awards, net of
 related tax effects                                 (311,000)               -          (37,000)               -
                                                 -----------------------------     -----------------------------

 Net loss - pro forma                            $ (2,651,000)   $  (3,944,000)    $ (1,677,000)   $  (1,871,000)
                                                 -----------------------------     -----------------------------

 Earnings per share:
      Basic and diluted - as reported            $       (.10)   $        (.24)    $       (.07)   $        (.11)
      Basic and diluted - pro forma              $       (.12)   $        (.24)    $       (.07)   $        (.11)


         The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                    Six Months Ended June 30,
                                                    2003              2002
                                                 -----------------------------

Expected dividend yield                          $        -      $           -
Expected stock price volatility                   113% - 117%                -
Risk-free interest rate                                    4%                -
Expected life of options                            3-5 years                -

         The weighted average fair value of options granted to employees during the three and six months ended June 30, 2003 was $.25.

Related Party Transactions:
---------------------------

         Payments for legal services to the firm of which the chairman of the board of directors is a partner were approximately $24,000 and $67,000 for the three months ended June 30, 2003 and 2002, respectively.

Supplemental Cash Flow Information
----------------------------------

         During the six months ended June 30, 2003, the Company granted 200,000 options for consulting services, which were recorded as an expense of $35,000, which is recorded as an increase to general and administrative expense and additional paid-in capital.

         During the six months ended June 30, 2003, the Company issued 1,262,000 shares of common stock, valued at $190,000 based on the trading price on the date of issuance, as settlement of potential litigation. This amount is included in general and administrative expenses.


Accrued Expenses
----------------

        Accrued expenses consist of the following at June 30, 2003:

                Accrued consulting and litigation reserve          $    691,000
                Warranty and return allowance                           688,000
                Accrued royalties                                       208,000
                Deferred revenue                                        182,000
                Customer deposits                                       140,000
                Accrued payroll and employee benefits                   124,000
                                                                    -----------

                                                                    $ 2,033,000
                                                                    ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITON AND RESULTS OF OPERATIONS


         The following Management's Discussion and Analysis contains forward-looking statements, which address matters that are subject to a number of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. The Company's fiscal year runs from January 1 to and including December 31.

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As seen in the results for the quarter ended June 30, 2003, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves. The new management team has reviewed the financial position of the Company including the financial statements. In the course of this review, management made certain adjustments that are included in the quarter ended June 30, 2003, including an increase in the reserve of obsolete inventory of $332,000, an increase in the allowance for doubtful accounts receivable of $160,000, impairment of fixed assets and intangibles of $159,000, and increases in accruals to settle outstanding disputes in the amount of $443,000. Although management believes these adjustments are sufficient, it will continue to monitor and evaluate the Company's financial position and the recoverability of the Company's assets.

         Its ultrasound diagnostic products technology was acquired from Humphrey Systems in 1998. In October 1999, the Company purchased the inventory and design and production rights of another line of surgical equipment, also designed to perform minimally invasive cataract surgery. The line includes the Mentor SIStem (TM), the Odyssey (TM), and the Surgitrol (TM). In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist Thirty Thousand (TM) in which the Company purchased the raw material and finished goods inventory to bring manufacture of this product in-house. The Dicon (TM) perimeter and the Dicon (TM) topographer were added to product line when the Company acquired Vismed, Inc. d/b/a Dicon in June 2000. The Blood Flow Analyzer(TM) was acquired when Ocular Blood Flow, Ltd. ("OBF") was purchased in June 2000. The Company received approval for ISO 9000 and CE Mark certifications in June 2000, enabling the Company to market its diagnostic and surgical products in the European community. The Company has successfully maintained its ISO approval and CE Mark certifications to date.

         Activities for the six months ended June 30, 2003, included sales of the Company's products and related accessories and disposable products. In March 2003, the Company named a new president and chief executive officer, Dr. Jeffrey
F. Poore. The Company named a new vice president of sales and marketing, Ray Cannefax, during the first quarter of 2003 and a new vice president of finance and chief financial officer, Gregory C. Hill, during the second quarter of 2003.

Results of Operations

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

         Net sales for the three months ended June 30, 2003 decreased by $634,000, or 50%, to $645,000 as compared to $1,279,000 for the same period of 2002 due primarily to the decrease in sales of the Ultrasonic Biomicroscope although lower sales were also generated by most of the Company's other products. In addition, we have reduced our sales people in an effort to reduce costs. We had 4 sales people as of June 30, 2003 compared to 8 in 2002. For the three months ended June 30, 2003, sales from the diagnostic product line totaled $577,000, or 89% of total revenues, compared to $769,000, or 60% of total revenues for the same period of 2002. Sales from the surgical line totaled $68,000, or 11% of total revenues for the three months ended June 30, 2003, compared to $294,000, or 23% of total revenues for the corresponding period of 2002. Sales of the Ultrasonic Biomicroscope were $167,000 during the second quarter 2003, or 26% of total quarterly revenues, compared to $459,000, or 36% of total revenues for the same period last year. Sales of the Blood Flow Analyzer(TM) increased by $80,000 to $80,000, or 12% of total revenues for the three months ended June 30, 2003, compared to net sales of zero during the same period in 2002. Sales from the other ultrasonic products were $36,000, or 6% of total revenues for the quarter ended June 30, 2003, compared to $132,000, or 10% of total quarterly revenues for the same period last year. Combined sales of the perimeter and corneal topographer were $294,000, or 46% of the total revenues for the current quarter, compared to $312,000, or 24% of the total revenues for the same quarter of 2002. Sales have been lower both for the Company and, in the Company's opinion, for the industry due to the slowdown in the economy. Our objective is to focus our sales efforts on the products with the highest potential for sales and strong margins.

         Gross profit for the three months ended June 30, 2003 was 17% of total revenues compared with 39% of total revenues for the comparable period of 2002. Cost of goods sold for the three months ended June 30, 2003 included an increase in the reserve for obsolete inventory of $332,000, whereas cost of goods sold for the three months ended June 30, 2002, did not include significant write downs of inventory. During the quarter management reviewed the Company's financial position, including an analysis of inventory. Based on management's analysis of inventory, it determined that the reserve for obsolete inventory needed to be increased by $332,000.

         Marketing and selling expenses decreased by approximately $518,000, or 69%, to $229,000, for the three months ended June 30, 2003, from $747,000 for the comparable period in 2002 due mainly to less personnel related expenses and travel reimbursements. The Company had fewer sales persons during the second quarter of 2003, compared to the number of sales persons employed during the second quarter of 2002. As a result, payroll related expenses and travel reimbursements were lower in the second quarter of 2003 compared with the same period in 2002.

         General and administrative expenses increased by $60,000, or 6%, to $1,060,000 for the three months ended June 30, 2003, from $1,000,000 for the comparable period in 2002 due principally to $160,000 for additions to the allowance for doubtful accounts and increases in accruals of $443,000 to settle outstanding disputes. In addition, general and administrative expenses for the quarter ended June 30, 2003 included $190,000 for 1,262,000 shares of common stock issued to settle potential litigation. The Company has implemented cost reductions in general and administrative expenses, however such reductions were more than offset by increases due to the above mentioned items during the quarter ended June 30, 2003.

         Research, development and service expenses were $294,000 for the three months ended June 30, 2003, compared to $614,000 recorded in the same period of 2002, a decrease of $320,000 or 52%. Service department expenses, production development and support expenses, which include indirect manufacturing costs of purchasing, shipping and supervisory personnel, all decreased in the second quarter of 2003 compared to the same period a year ago.

         Impairment of assets was $159,000 for the three months ended June 30, 2003, compared to $0 recorded in the same period of 2002, an increase of
$159,000. The impairment expense was due to a reserve established for anticipated asset disposals and a reduction in the value of certain intangible assets.

         Other income and (expense) decreased by $3,000 for the three months ended June 30, 2003 to $(5,000), from $(8,000) for the same period in 2002 as a result of a decrease in interest expense from capital leases.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

         Net sales decreased by $1,444,000, or 51%, to $1,372,000 for the six months ended June 30, 2003, from $2,816,000 for the comparable period in 2002. Sales of the Company's diagnostic products were $1,135,000, or 83% of total revenues, during the first six months of 2003 compared with $1,965,000, or 70% of total revenues, for the comparable period of 2002. Sales of surgical products totaled $152,000, or 11% of total revenues, for the first six months of the current year in comparison with $470,000, or 17%, of total revenues in the comparable period of 2002. In the first six months of 2003 sales of the Ultrasonic Biomicroscope were $210,000, or 15% of total revenues, compared to $889,000, or 32% of total revenues, in the same period of 2002. Sales from the Blood Flow Analyzer (TM) increased by $108,000 to $243,000, or 18% of total revenues, during the first two quarters of 2003 compared with $135,000, or 5% of total revenues, in the same period of last year. During the first half of 2003 sales from other ultrasonic products totaled $129,000, or 9% of total revenues, compared with $346,000, or 12% of total revenues, in the same period last year. Sales of the perimeter and corneal topographer generated $552,000, or 40% of total revenues, in the first two quarters of 2003 compared with $595,000, or 21% of total revenues, during the same period of 2002. The Company believes that its sales have been adversely affected by the slowdown in the economy. In addition, we have reduced our sales force in an effort to reduce costs. Our objective is to focus our sales efforts on the products with the highest potential for sales and strong margins. As of June 30, 2003, we had 4 sales people as compared to 8 at June 30, 2002.

         Gross profit for the six months ended June 30, 2003 was 36% of total revenues, compared to 42% for the same period in 2002. Cost of goods sold for the six months ended June 30, 2003 included an increase in the reserve for obsolete inventory of $382,000 whereas cost of goods sold for the six months ended June 30, 2002, did not include significant write downs of inventory.

         Marketing and selling expenses decreased by $1,210,000, or 69%, to $552,000 for the six months ended June 30, 2003, from $1,762,000 for the comparable period in 2002 due primarily to the lower headcounts of sales persons and travel related and associated sales expenses.

         General and administrative expenses decreased by $462,000, or 23%, to $1,536,000 for the six months ended June 30, 2003, from $1,998,000 for the same period in 2002, reflecting the results of the Company's cost reduction program. Depreciation and amortization expense, which includes amortization of leasehold improvements, decreased by approximately $40,000, or 15%, to $214,000 during the first two quarters of 2003 compared to the same period of last year. General and administrative expenses for the six months ended June 30, 2003, included $83,000 for additions to the allowance for doubtful accounts and increases in accruals of $443,000 to settle outstanding disputes. In addition, general and administrative expense for the six months ended June 30, 2003, included $190,000 for 1,262,000 shares of common stock issued to settle potential litigation.

         Research, development and service expenses decreased by $790,000, or 58%, to $574,000 for the six months ended June 30, 2003, from $1,364,000 for the same period in 2002. Expenses associated with the development of new products during the first six months of 2003 decreased compared to the same period in 2002 as a consequence of the Company's cost reduction program.

         Impairment of assets was $159,000 for the six months ended June 30, 2003, compared to $0 recorded in the same period of 2002, an increase of
$159,000. The impairment expense was due to a reserve established for anticipated asset disposals and a reduction in the value of certain intangible assets.

         Other income and (expense) decreased by $4,000 to $(10,000) for the six months ended June 30, 2003 from $(14,000) for the same period in 2002. The Company had a decrease in interest income due to lower cash balances and interest rates and a decrease in interest expense from a decrease in interest expense related to capital leases.

Liquidity and Capital Resources

         The Company used no cash in operating activities for the six months ended June 30, 2003, compared to $1,868,000 for the six months ended June 30, 2002. The reduction in cash used by operating activities for the first six months of 2003 was primarily attributable to reduced operating costs, including the closure of the San Diego facility, as well as other savings resulting from the Company's cost reduction program and management of the Company's current assets and current liabilities. The Company used $1,000 in investing activities for the six months ended June 30, 2003, compared to $234,000 in the same period in 2002. Cash used in investing activities in the first six months of 2002 was primarily due to the cash paid in the acquisition of certain assets of Innovative Optics and capital equipment. Net cash generated in financing activities was $391,000 for the six months ended June 30, 2003 versus cash used of $42,000 in the same period in 2002. As of June 30, 2003, the Company has raised approximately $84,000 through a $20,000,000 equity line of credit under an investment banking arrangement and $333,000 through a private placement from the sale of the Company's common stock. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. The Company is uncertain whether or not the combination of existing working capital, benefits from sales of the Company's products and the private equity line of credit will be sufficient to assure the Company's operations through December 31, 2003.

         At June 30, 2003,  the Company had net  operating  loss  carry-forwards
(NOLs) of approximately $42,000,000 and research and development tax credit carry-forwards of approximately $34,000. These carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend  for twenty  years.  The  Company's  ability  to use Net  Operating  Loss
Carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

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

         In April 2003, the FAS issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivative) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. Management is currently evaluating the effect that the adoption of SFAS No. 149 may have, but believes it will have no material effect on its results of operations and financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under provisions guidance may have been accounted for as equity, must now be accounted for as liabilities (or an asset in some circumstances.) The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash other assets and certain obligations that can be settled with shares of stock. This Statement is effective for all such financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted in the quarter ended June 20, 2003 and did not have a material impact on the Company's results of operations or financial position.

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of June 30, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

         An action was brought against the Company in September 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum with respect to the sales of certain equipment plus attorney's fees. Discovery has taken place and the Company has paid royalties of $14,736 to bring all payments up to date through June 30, 2001. The Company has been working with Photomed International and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future. It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed.

         On May 14, 2003, a complaint was filed in the United States District Court, District of Utah, captioned Richard Meyer, individually and on behalf of all others similarly suited v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00448TC. The complaint also indicates that it is a "Class Action Complaint for Violations of Federal Securities Law and Plaintiffs Demand a Trial by Jury." The Company has been in the process of reviewing the complaint, which appears to be focused on alleged false and misleading statements pertaining to the Blood Flow Analyzer(TM) and concerning a purchase order from Valdespino Associates Enterprises and Westland Corp. On June 2, 2003, a complaint was filed in the same United States District Court captioned Michael Marrone v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00513 PGC. On or about June 11, 2003, a complaint was filed in the same United States District Court captioned Milian v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00617PGC. Both seek class action status. Those cases are similar in nature to the Meyer case and are also under review. It is likely all of these cases will be consolidated into a single action. The Company intends to vigorously defend and protect its interests in the said cases.

         An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. The complaint claims that $49,626 plus interest is due for the leasing of two copy machines that were delivered to the Company's Salt Lake City facilities on or about April of 2000. The action also seeks an award of attorney's fees and costs incurred in the collection. The Company disputes the amounts allegedly owed, asserting that equipment the Company returned to the leasing company did not work properly. A responsive pleading has not yet been filed.

         An action was filed in June, 2003 in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914719) by Franklin Funding, Inc. in which it alleges that the Company had entered into a lease agreement for the lease of certain equipment for which payment is due. It is claimed that there is due and owing approximately $89,988 after accruing late fees, interest, repossession costs, collection costs and attorneys' fees. The Company intends to conduct a review of the situation so as to appropriately defend its interests in light of the nature of the transaction and the potential of others being in a liability situation. A responsive pleading has not yet been filed.

         On July 10, 2002, an action was filed in the United States District Court, District of Utah, by Innovative Optics, Inc. ("Innovative") and Barton Dietrich Investments, L.P. ("Barton"). Defendants include the Company, and Thomas Motter, Mark Miehle and John Hemmer, former officers of the Company. The complaint claims that Innovative and Barton entered into an asset purchase agreement with the Company on January 31, 2002, in which the Company agreed to purchase all the assets of Innovative in consideration for the issuance of 1,310,000 shares of the Company's common stock to Innovative. The complaint also claims that the Company allegedly made false and misleading statements pertaining to the Blood Flow Analyzer(TM) and concerning a purchase order from Valdespino Associates Enterprises and Westland Corp. The purposes of these statements, according to the complaint, was to induce Innovative to sell its assets and purchase the shares of Company's common stock at artificially inflated prices while simultaneously deceiving Innovative and Barton into believing that the Company's shares were worth more than they actually were. The complaint further claims that 491,250 of the shares to be issued to Innovative in the asset purchase transaction were not issued on a timely basis and the Company also did not file a registration statement with the Securities and Exchange Commission within five months of the closing date of the asset purchase transaction. As a result, the complaint alleges that the value of the shares of the Company's common stock issued to Innovative in the transaction declined. None of the defendants have yet been served in the action. The Company believes the complaint is without merit and intends to vigorously defend and protect its interests in the action.

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

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         At the adjourned meeting of the annual shareholders meeting held on June 13, 2003, the following matters were acted upon: (i) three directors consisting of Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz were elected to serve until the next annual shareholders meeting or until their respective successors are elected and qualified (for Randall A. Mackey 13,566,083 votes were cast in favor of election, 146,013 votes were cast against election and their were no abstentions; for Dr. David M. Silver, 13,555,083 votes were cast in favor of election, 147,013 votes were cast against election and there were no abstentions; and for Keith D. Ignotz, 13,555,783 votes were cast in favor of election, 146,313 votes were cast against election and there were no abstentions); (ii) the amendment to the Company's certificate of incorporation to increase the number of authorized shares of the Company's common stock from 40,000,000 to 80,000,000 shares was approved (with 12,890,370 votes cast for approval, 783,170 votes against approval and 38,566 abstentions);
(iii) the amendment to the 1995 Stock Option Plan to authorize an additional 1,000,000 shares of common stock was approved (with 12,666,543 votes cast for approval, 981,692 votes against approval and 53,861 abstentions); (iv) the granting of stock options to the outside directors was ratified (with 12,772,441 votes cast for ratification, 877,375 votes against ratification and 52,280 abstentions); and (v) the appointment of Tanner & Co. as the Company's independent accountants for fiscal year ended December 31, 2003, was ratified (with 13,552,256 votes cast for ratification, 104,233 votes against ratification and 45,607 abstentions).

Item 5. Other Information

         As of June 26, 2003, the Company's shares trade on the OTC Bulletin Board. As a result, it may be more difficult for shareholders to dispose of the Company's securities, or to obtain accurate quotations on their market value. Furthermore, the prices for the Company's securities may be lower than might otherwise be obtained. On October 8, 2002, the Company received a notice from Nasdaq's Listing Qualifications staff that for the previous 30 consecutive trading days, the price of its common stock closed below the minimum $1.00 per share requirement for continued inclusion on Nasdaq under Marketplace Rule 4310(c)(4). The notice further provided that if at anytime before April 7, 2003, the bid price of the Company's common stock closed at $1.00 or more for a minimum of 10 consecutive trading days, it would be notified by the staff that it complies with such rule.

         On April 15, 2003, the Company received notice of a determination by Nasdaq's Listing Qualifications staff that it failed to comply with the minimum bid price rules for continued listing set forth in Marketplace Rule 4310(c)(4) and did not meet the Rule 4310(c)(2)(A) inclusion requirements. Specifically, the notice stated that the Company has not regained compliance with the minimum $1.00 closing bid price per share requirement (noting that pursuant to the October 8, 2002, notice from the Nasdaq Listing Qualifications staff, the Company provided 180 calendar days, or until April 7, 2003, to regain compliance with this requirement) and the Company does not qualify with the $5,000,000 shareholders equity, $50,000,000 market value of listed securities or $750,000 net income from continuing operations requirement for an additional 180 calendar day compliance period to comply with Marketplace Rule 4310(c)(4). The April 15, 2003, notice further stated that as of December 31, 2002, the Company reported stockholders' equity of $2,847,000 and net losses from continuing operations of approximately $11,155,000, and as of April 14, 2003, the market value of its listed securities was $4,208,108. Accordingly, the Company's common stock would be delisted from the Nasdaq SmallCap Market at the opening of business on April 24, 2003. Separately, Nasdaq informed the Company that listing fees of $22,500 and $18,000 under Rule 4310(c)(13) are owed to the Nasdaq SmallCap Market.

         The  Company   requested  an  oral  hearing  before  a  Nasdaq  Listing
Qualifications Panel to review the staff's determination. The request automatically stayed the delisting of its common stock. On April 23, 2003, the Company received formal notice from Nasdaq that a hearing to consider its appeal would be held on May 29, 2003. On May 29, 2003, Dr. Jeffrey F. Poore, the Company's President and Chief Executive Officer; Randall A. Mackey, the Chairman of the Board; and Dr. David M. Silver, a director of the Company, attended an oral hearing before a Nasdaq Listing Qualifications Panel in Washington, D.C. At the hearing Dr. Poore presented to the panel a definitive plan both for regaining compliance with the particular deficiencies cited in the April 15, 2003, letter from the Nasdaq Listing Qualifications staff and sustaining long term compliance with the Nasdaq Marketplace Rules, including all applicable maintenance criteria. On June 24, 2003, the Company received notification from the Nasdaq Listing Qualifications Panel that it was to be delisted from the Nasdaq Stock Market effective June 26, 2003. The Company's securities trade on the OTC Bulletin Board effective June 26, 2003. Because the Company's securities are delisted from the Nasdaq SmallCap Market and now trade on the OTC Bulletin Board, additional sales requirements on broker-dealers would adversely effect the ability of shareholders to sell their securities and the trading price of the Company's securities could decline.

Item 6.  Exhibits

         (a) Exhibits
             --------

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

       Exhibit
          No.                  Document Description
       -------                 --------------------

         2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
         3.1    Certificate of Incorporation(1)
         3.2    Amended Certificate of Incorporation(11)
         3.3    Bylaws(1)
         4.1 Warrant Agency Agreement with Continental Stock Transfer & Trust Company(3)
         4.2    Specimen Common Stock Certificate (2)
         4.3    Specimen Class A Warrant Certificate(2)
         4.4    Form of Class A Warrant Agreement(2)
         4.5    Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
         4.6 Warrant to Purchase Common Stock with Note Holders re bridge financing (1)
         4.7    Warrant to Purchase  Common  Stock with Mackey  Price & Williams
                (1)
         4.8    Specimen Series C Convertible Preferred Stock Certificate(4)
         4.9 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(4)
         4.10   Specimen Series D Convertible Preferred Stock Certificate (5)
         4.11 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (5)
         4.12   Warrant to Purchase Common Stock with Cyndel & Co. (5)
         4.13   Warrant Agreement with KSH Investment Group, Inc. (5)
         4.14   Warrant to Purchase Common Stock with R.F.  Lafferty & Co., Inc.
                (5)
         4.15   Warrant to Purchase Common Stock with Dr. Michael B. Limberg (5)
         4.16   Warrant to Purchase Common Stock with John W. Hemmer (6)
         4.17   Stock Purchase Warrant with Triton West Group, Inc.(8)
         4.18   Warrant to  Purchase  Common  Stock with KSH  Investment  Group,
                Inc.(8)
         4.19 Warrants to Purchase Common Stock with Consulting for Strategic Growth, Ltd. (8)
         10.1   Exclusive Patent License Agreement with Photomed(1)
         10.2   Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
         10.3   Lease with Eden Roc (4)
         10.4   1995 Stock Option Plan and forms of Stock Option Grant Agreement
                (1)
         10.5 Private Equity Line of Credit Agreement with Triton West Group, Inc. (7)
         10.6   Renewed Consulting Agreement with Dr. Michael B. Limberg (8)
         10.7 Asset Purchase Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P.(9)
         10.8 Escrow Agreement with Innovative Optics, Inc., Barton Dietrich Investments, L.P. and Mackey Price & Williams (9)
         10.9   Assignment and Assumption Agreement with Innovative Optics, Inc.
                (9)
         10.10  General Assignment and Bill of Sale with Innovative Optics, Inc.
                (9)
         10.11 Non-Competition and Confidentiality Agreement with Mario F. Barton (9)
         10.12  Termination of Employment Agreement with Mark R. Miehle(11)
         10.13  Consulting Agreement with Mark R. Miehle(11)
         10.14  Employment Agreement with Jeffrey F. Poore (12)
         31.1   Certification  pursuant to 18 U.S.C. Section 1350, as enacted by
                Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2   Certification  pursuant to 18 U.S.C. Section 1350, as enacted by
                Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1   Certification  pursuant to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2   Certification  pursuant to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    -----------------
         (1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
         (2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
         (3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.

         (4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
         (5) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
         (6) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
         (7) Incorporated by reference from Report on Form 10-QSB, as filed on March 15, 2001.
         (8) Incorporated by reference from Report on Form 10-QSB, as filed on August 14, 2001.
         (9) Incorporated by reference from Current Report on Form 8-K, as filed on March 5, 2002.
         (10) Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3, as filed on March 20, 2002.
         (11) Incorporated by reference from Report on Form 10-QSB, as filed on November 18, 2002.
         (12) Incorporated by reference from Registration Statement on Form SB-2, as filed on July 7, 2003.

         (b) Reports on Form 8-K

         Current Report on Form 8-K, as filed on April 29, 2003.

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

                                       REGISTRANT

                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                       Registrant


DATED: August 18, 2003                 By:/s/ Jeffrey F. Poore
                                       ------------------------
                                       Jeffrey F. Poore
                                       President and Chief
                                       Executive Officer (Principal Executive
                                       Officer)

DATED: August 18, 2003                 By:/s/ Gregory C. Hill
                                       ------------------------
                                       Vice President of Finance, Treasurer and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)