Form 10QSB
period 2003-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2003-11-14
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003             Commission File Number: 0-28498

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
                                                                  --------------


Check whether the registrant (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.            YES X            NO


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                                24,991,432
-----------------------------                                ----------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2003

                  Transitional Small Business Disclosure Format
                                    YES     NO X

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements
-------
         Condensed Consolidated Balance Sheet (unaudited) -
         September 30, 2003 ...............................................   3

         Condensed Consolidated Statements of Operations (unaudited)
         for the three and nine months ended September 30, 2003
         and September 30, 2002............................................   5

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 2003 and
         September 30, 2002 ...............................................   6

         Notes to Financial Statements (unaudited).........................   7

Item 2.  Management's Discussion and Analysis or
-------  Plan of Operation.................................................  10

Item 3.  Controls and Procedures ..........................................  20
-------

PART II - OTHER INFORMATION
         Other Information.................................................  21

         Signature Page....................................................  27


--------------------------------------------------------------------------------

                        PARADIGM MEDICAL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                 September 30,
                                                                       2003
                                                                 -------------
                                                                  (Unaudited)
ASSETS
Current Assets
  Cash & Cash Equivalents                                      $        213,000
  Receivables, Net                                                      701,000
  Inventory                                                           1,865,000
  Prepaid Expenses                                                      296,000
                                                                 ---------------
                                         Total Current Assets         3,075,000

Intangibles, Net                                                        684,000
Property and Equipment, Net                                             245,000
Deposits and Other Assets, Net                                           57,000
                                                                ---------------
                                                 Total Assets   $     4,061,000
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                                596,000
  Accrued Expenses                                                    1,759,000
  Current Portion of Long-term Debt                                     118,000
                                                                ---------------
                                   Total Current Liabilities          2,473,000

  Long-term Debt                                                         75,000
                                                                ---------------
                                            Total Liabilities         2,548,000



                 See accompanying notes to financial statements

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at September 30, 2003                       -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at September 30, 2003                       -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at September 30, 2003                        -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at September 30, 2003                       -
     Series E
        Authorized:  50,000; issued and
        outstanding: 1,500 at September 30, 2003                              -
     Series F
        Authorized:  50,000; issued and
        outstanding: 5,622 at September 30, 2003                              -
     Series G
        Authorized:  2,000,000; issued and
        outstanding: 1,981,560 at September 30, 2003                          -
Common Stock, Authorized:
40,000,000 Shares, $.001 par value; issued and
outstanding: 24,991,432 at September 30, 2003                            25,000
Common stock warrants                                                 1,046,000
Additional paid-in-capital                                           56,698,000
Stock subscription receivable                                          (294,000)
Accumulated Deficit                                                 (55,962,000)
                                                                 ---------------
                                   Total Stockholders' Equity         1,513,000
                                                                 ---------------
                   Total Liabilities and Stockholders' Equity    $    4,061,000
                                                                 ===============




                See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ended             Nine Months Ended
                                          September 30,                  September 30,
                                          ------------                   ------------
                                        2003           2002           2003           2002
                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Sales                              $    853,000   $  1,078,000   $  2,225,000  $   3,894,000

Cost of Goods Sold                      354,000      1,116,000      1,237,000      2,738,000
                                   ------------   ------------   ------------   ------------

                    Gross Profit        499,000       (38,000)        988,000      1,156,000
                                   ------------   ------------   ------------   ------------
Operating Expenses:
  Marketing and Selling                 171,000        619,000        711,000      2,381,000
  General and Administrative            331,000        922,000      1,867,000      2,920,000
  Research, Development and Service     203,000      1,085,000        789,000      2,449,000
  IMPAIRMENT OF ASSETS                        -        700,000        159,000        700,000
                                   ------------   ------------   ------------   ------------
        Total Operating Expenses        705,000      3,326,000      3,526,000      8,450,000
                                   ------------   ------------   ------------   ------------

Operating Income (Loss)                (206,000)    (3,364,000)    (2,538,000)    (7,294,000)

Other Income and (Expense):
  Interest Income                             -              -          3,000          6,000
  Interest Expense                       (4,000)       (17,000)       (17,000)       (37,000)
  Other Income (Expense)                247,000         (6,000)       247,000         (6,000)
                                   ------------   ------------   ------------   ------------
    Total Other Income and
    (Expense)                           243,000       (23,000)        233,000        (37,000)
                                   ------------   ------------   ------------   ------------
Net income (loss) before provision
    for income taxes                     37,000     (3,387,000)    (2,305,000)    (7,331,000)

Income taxes                                 -               -              -              -
                                   ------------   ------------   ------------   ------------
Net Income (Loss)                  $     37,000   $ (3,387,000)  $ (2,305,000)  $ (7,331,000)
                                   ============   ============   ============   ============

Net Income (Loss) Per Share -
  -Basic                           $          -   $       (.21)  $       (.10)  $       (.45)
                                   ============   ============   ============   ============
  -Diluted                         $          -   $       (.21)  $       (.10)  $       (.45)
                                   ============   ============   ============   ============
Tighted Average Outstanding Shares-
 -Basic                              23,668,000      16,499,000     22,795,000     16,316,000
                                    ============   ============   ============   ============
 -Diluted                            26,752,000      16,499,000     22,795,000     16,316,000
                                    ============   ============   ============   ============



                See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended       Nine Months Ended
                                                            September 30, 2003      September 30, 2002
                                                               (Unaudited)             (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                                  $    (2,305,000)     $    (7,331,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                                268,000              396,000
       Issuance of Common Stock and Warrants for
          Compensation, Services and Payables                        83,000              211,000
       Issuance of Common Stock for Settlement
          Of Potential Liabilities                                  190,000                    -
       Increase in Inventory Reserve                                382,000              500,000
       Provision for (Recovery Of) Losses
         On Receivables                                              83,000             (136,000)
       Impairment of Intangible and Other Assets                    159,000              700,000
       Gain on settlement of obligations                           (247,000)                   -
       Issuance of Common Stock for In-process R&D                        -              630,000

(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                    161,000            1,586,000
       Inventories                                                  402,000              871,000
       Prepaid Expenses                                            (215,000)              36,000
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                      (120,000)             (61,000)
       Accrued Expenses and Deposits                                447,000              101,000
                                                            ---------------      ---------------
       Net Cash Used in Operating Activities                       (712,000)          (2,497,000)
                                                            ---------------      ---------------
Cash Flow from Investing Activities:
  Purchase of Property and Equipment                                 (1,000)            (134,000)
  Disposal of Property and Equipment                                  6,000                    -
  Other Assets                                                            -               (4,000)
  Net Cash Paid in Acquisition                                            -             (100,000)
                                                            ---------------      ---------------
       Net Cash (Used) Provided by Investing Activities               5,000             (238,000)
                                                            ---------------      ---------------
Cash Flows from Financing Activities:
  Principal Payments on Indebtedness                                (63,000)             (44,000)
  Proceeds from Short-Term Borrowing                                 90,000                    -
  Net Proceeds from sale of Common Stock and Warrants               429,000              562,000
  Net Proceeds from sale of Series G Preferred
     Stock and Warrants                                             270,000                    -
                                                            ---------------      ---------------
       Net Cash Provided by Financing Activities                    726,000              518,000
                                                            ---------------      ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                 19,000           (2,217,000)

Cash and Cash Equivalents at Beginning of Period                    194,000            2,702,000
                                                            ---------------      ---------------
Cash and Cash Equivalents at End of Period                  $       213,000      $       485,000
                                                            ===============      ===============

Supplemental Disclosure of Cash Flow Information:

  Cash Paid for Interest                                    $        17,000      $        37,000
                                                            ===============      ===============
  Cash Paid for Income Taxes                                $             -      $             -
                                                            ===============      ===============



                See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Significant Accounting Policies
-------------------------------

In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of September 30, 2003 and the results of its operations for the three months and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

Liquidity and Going Concern
---------------------------

Due to the declining sales, significant recurring losses and cash used to fund operating activities, the auditors' report for the year ended December 31, 2002 included an explanatory paragraph that expressed substantial doubt about its ability to continue as a going concern. The Company has taken significant steps to reduce costs and increase operating efficiencies. In addition, the Company is attempting to obtain additional funding through the sale of its common stock. Traditionally the Company has relied on financing from the sale of its common and preferred stock to fund operations. If the Company is unable to obtain such financing in the near future it may be required to reduce or cease its operations.

Reclassifications
-----------------

Certain amounts in the financial statements for the three months and nine months ended September 30, 2002 have been reclassified to conform with the presentation of the current period financial statements.

Net loss Per Share
------------------

Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 5,704,000 and 5,051,000 shares of common stock and preferred stock convertible into 2,384,000 and 437,000 shares of common stock at September 30, 2003 and 2002, respectively, have not been included in loss periods because they are anti-dilutive.

The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                                   Three Months Ended Sept. 30           Nine Months Ended Sept. 30
                                                     2003              2002                 2003             2002
                                                     ----              ----                 ----             ----
Weighted average number of
   shares outstanding - basic                       23,668,000        16,499,000           22,795,000      16,316,000
Assume conversion of preferred stock                 2,384,000                 -                    -               -
Dilutive effect of stock options                       700,000                 -                    -               -
                                             ------------------------------------  -----------------------------------

Weighted average number of
   shares outstanding - diluted                     26,752,000        16,499,000           22,795,000      16,316,000
                                             ====================================  ===================================

Equity Line of Credit
---------------------
The Company sold approximately 696,000 shares of common stock for approximately $84,000 during the nine months ended September 30, 2003 under the $20,000,000 equity line of credit with Triton West Group, Inc.

Preferred Stock Conversions
---------------------------

Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the nine months ended September 30, 2003, no shares of Series A Preferred Stock and no shares of Series B Preferred Stock were converted to the Company's Common Stock.

Holders of Series D Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 1 share of common stock for each share of preferred stock. During the nine months ended September 30, 2003, no shares of Series D Preferred Stock were converted to the Company's Common stock.

Holders of Series E Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the nine months ended September 30, 2003, no shares of Series E Preferred Stock were converted to the Company's Common stock.

Holders of Series F Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the nine months ended September 30, 2003, 650 shares of Series F Preferred Stock were converted to shares of the Company's Common stock.

Holders of Series G Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 1 share of common stock for each share of preferred stock. During the nine months ended September 30, 2003, no shares of Series G Preferred Stock were converted to shares of the Company's Common stock.

Warrants
--------

The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes option pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date. The Company granted 1,005,000 warrants to purchase the Company's common stock during the period ended September 30, 2003. Of these warrants, 423,000 were issued in connection with a private placement of the Company's common stock, 382,000 were issued in connection with a private placement of the Company's Series G preferred stock, and 200,000 warrants were issued for consulting services. The 200,000 warrants issued for consulting services were valued at $35,000 using the Black-Scholes option pricing model. During the period ended September 30, 2002, the purchase agreement between the Company and Innovative Optics included warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share, exercisable over a period of three years from the closing date. The Company valued the warrants at approximately $295,000, which amount was included in the purchase price.

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

                                                 Nine Months Ended September 30,  Three Months Ended September 30,
                                                   2003             2002             2003             2002
                                                -----------------------------     -----------------------------
Net income (loss) - as reported                 $ (2,305,000)   $  (7,331,000)    $     37,000   $  (3,387,000)

Deduct:  total stock-based employee
compensation determined under fair value
based method for all awards, net of
related tax effects                                 (359,000)               -          (48,000)              -
                                                -----------------------------     -----------------------------

Net loss - pro forma                            $ (2,664,000)   $  (7,331,000)    $    (11,000)  $  (3,387,000)
                                                -----------------------------     -----------------------------

Earnings per share:
     Basic and diluted - as reported            $       (.10)   $        (.45)    $          -   $        (.21)
     Basic and diluted - pro forma              $       (.12)   $        (.45)    $          -   $        (.21)



The weighted average fair value of stock options and warrants granted to non-employees for services during the nine months ended September 30, 2003 was $.16.

Related Party Transactions
--------------------------

Payments for legal services to the firm of which the chairman of the board of directors is a partner were approximately $23,000 and $65,000 for the three months ended September 30, 2003 and 2002, respectively. The Company paid $7,500 during the third quarter of 2002 to a former officer and director of the Company for the rental of a house where employees from out of town stayed instead of incurring hotel expenses.

Supplemental Cash Flow Information
----------------------------------

During the nine months ended September 30, 2003, the Company granted 200,000 warrants for consulting services, which were recorded as an expense of $35,000, which is recorded as an increase to general and administrative expense and additional paid-in capital.

During the nine months ended September 30, 2003, the Company issued 1,262,000 shares of common stock, valued at $190,000 based on the trading price on the date of issuance, as settlement of potential litigation. This amount is included in general and administrative expenses. The Company incurred an obligation of approximately $43,000 for the settlement of accrued liabilities. The Company incurred a prepaid expense of approximately $60,000 in exchange for a note payable.

Accrued Expenses
----------------

Accrued expenses consist of the following at September 30, 2003:

        Accrued consulting and litigation reserve          $    580,000
        Warranty and return allowance                           659,000
        Accrued royalties                                       208,000
        Deferred revenue                                        119,000
        Customer deposits                                       107,000
        Accrued payroll and employee benefits                    86,000
                                                           ------------

                                                           $  1,759,000
                                                           ============

Item 2   Management's Discussion and Analysis or Plan of Operation

         This report contains forward-looking statements and information relating to the Company that is based on beliefs of management as well as assumptions made by, and information currently available to management. These statements reflect the Company's current view respecting future events and are subject to risks, uncertainties and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward-looking statements not to come true as anticipated, believed, projected, expected or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.

Critical Accounting Policies

         Revenue Recognition. The Company recognizes revenue in compliance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 details four criteria that must exist before revenue is recognized:

         1. Persuasive evidence of an arrangement exits. Prior to shipment of product, the Company requires a signed purchase order and, with most customers, a down payment toward the final invoiced price

         2. Delivery and performance have occurred. Unless the purchase order requires specific installation or customer acceptance, the Company recognizes revenue when the product ships. If the purchase order requires specific installation or customer acceptance, the Company recognizes revenue when such installation or acceptance has occurred. Title to the product passes to the customer upon shipment. This revenue recognition policy does not differ among the various different product lines. The Company guarantees the functionality of its product. If its product does not function as marketed when received by the customer, the Company either makes the necessary repairs on site or has the product shipped to it for the repair work. Once the product has been repaired and retested for functionality, it is re-shipped to the customer. The Company provide warranties that generally extend for one year from the date of sale. Such warranties cover the necessary parts and labor to repair the product as well as any shipping costs that may be required. The Company maintains a reserve for estimated warranty costs based on its historical experience and management's current expectations.

         3. The sales price is fixed or determinable. The purchase order received from the customer includes the agreed-upon sales price. The Company does not accept customer orders, and therefore does not recognize revenue, until the sales price is fixed.

         4. Collectibility is reasonably assured. With limited exceptions, the Company requires down payments on product prior to shipment. In some cases the Company requires payment in full prior to shipment. The Company also performs credit checks on new customers and ongoing credit checks on existing customers. The Company maintains an allowance for doubtful accounts receivable based on historical experience and management's current expectations.

         Recoverability of Accounts Receivable. Accounts receivable are due from medical distributors, surgery centers, hospitals, optometrists and ophthalmologists located throughout the U.S. and a number of foreign countries. The receivables are generally due within thirty days for domestic customers with extended terms offered for some international customers. The Company maintains an allowance for estimated potentially uncollectible amounts.

         Recoverability of Inventory. Since its inception, the Company has purchased several complete lines of inventory. In some circumstances the Company has been able to utilize certain items acquired and others remain unused. On a quarterly basis, the Company attempts to identify inventory items that have shown relatively no movement or very slow movement. Generally, if an item has shown little or no movement for over a year, it is determined to be obsolete and a reserve is established for that item. In addition, if the Company identifies products that have become obsolete due to product upgrades or enhancements, a reserve is established for such products. The Company intends to make efforts to sell these items at significantly discounted prices. If items are sold, the cash received would be recorded as revenue, but there would be no cost of sales on such items due to the reserve that has been recorded. At the time of sale, the inventory would be reduced for the item sold and the corresponding inventory reserve would also be reduced. To date the Company has not sold any of the inventory items that have been determined to be obsolete.

         Recoverability of Goodwill and Other Intangible Assets. The Company's intangible assets consist of goodwill, product and technology rights, engineering and design costs, and patent costs. Intangibles with a determined life are amortized on a straight-line basis over their determined useful life and are also evaluated for potential impairment if events or circumstances indicate that the carrying amount may not be recoverable. Intangibles with an indefinite life, such as goodwill, are not amortized but are tested for impairment on an annual basis or when events and circumstances indicate that the asset may be impaired. Impairment tests include comparing the fair value of a reporting unit with its carrying net book value, including goodwill. To date, the Company's determination of the fair value of the reporting unit has been based on the estimated future cash flows of that reporting unit.

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

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of Paradigm Medical, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the nine months ended September 30, 2003, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The new management team has reviewed the Company's financial position including the financial statements. In the course of this review, management made certain adjustments that are included in the nine months ended September 30, 2003, including an increase in the reserve of obsolete inventory of $382,000, an increase in the allowance for doubtful accounts receivable of $160,000, impairment of fixed assets and intangibles of $159,000, and increases in accruals to settle outstanding disputes in the amount of $443,000. Although management believes these adjustments are sufficient, it will continue to monitor and evaluate the Company's financial position and the recoverability of its assets.

         The Company's ultrasound diagnostic products include a pachymeter, an A/B Scan and a biomicroscope, the technology for which was acquired from Humphrey Systems in 1998. The Company introduced the P45 in the fall of 2000, which combines the A/B Scan, and the biomicroscope in one machine. In addition, the Company markets its Blood Flow Analyzer(TM) acquired in the purchase of Ocular Blood Flow Ltd. in June 2000. Other diagnostic products are the Dicon(TM) Perimeter and the Dicon (TM) Corneal Topographer which were acquired in the acquisition of Vismed d/b/a Dicon in June 2000. The Company purchased the inventory, design and production rights of the SIStem(TM) from Mentor Corporation in October 1999 which was designed to perform minimally invasive cataract surgery. In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist ThirtyThousand(TM) in which it purchased the raw material and finished goods inventory to bring the manufacturing of this product in-house. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the quarter ended September 30, 2003, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves.

         Activities for the nine months ended September 30, 2003, included sales of the Company's products and related accessories and disposable products. In March 2003, the Company named a new president and chief executive officer, Dr. Jeffrey F. Poore. The Company named a new vice president of sales and marketing, Ray Cannefax, during the first quarter of 2003, a new vice president of finance and chief financial officer, Gregory C. Hill, during the second quarter of 2003, and a new chief operating officer, David Cullumber, during the fourth quarter of 2003.

         The Company believes that the positive net income of $37,000 for the quarter is a significant event for Paradigm. Although the income was partly due to a one-time gain resulting from the settlement of outstanding liabilities and disputes, the Company are encouraged by the overall reduction in expenses and related losses. The loss from operations decreased from approximately $3.4 million for the quarter ended September 30, 2002, to approximately $206,000 for the quarter ended September 30, 2003, a reduction of 94%. The Company believes that it has made the necessary reductions in costs to lead it toward profitability. The Company experienced an increase in revenue of approximately 32% in the third quarter of 2003 compared with the second quarter of 2003. The Company is focusing its efforts on increasing sales of its more stable higher margin products such as the Blood Flow Analyzer, the UBM microscope, the Perimeter, and the Corneal Topographer. The Company will continue to dedicate its efforts on increasing sales of its products while maintaining or continuing to reduce its overhead costs.

Results of Operations

      Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

         Net sales decreased by $225,000, or 21%, to $853,000 for the three months ended September 30, 2003, from $1,078,000 for the comparable period in 2002. Sales of the Company's diagnostic products were $665,000, or 78% of total revenues, during the three months ended September 30, 2003, compared with $656,000, or 61% of total revenues, for the comparable period of 2002. Sales of surgical products totaled $46,000, or 5% of total revenues, for the third quarter of the current year in comparison with $28,000, or 3%, of total revenues in the comparable period of 2002. In the three months ended September 30, 2003, sales of the Ultrasonic Biomicroscope were $211,000, or 25% of total revenues, compared to $37,000, or 3% of total revenues, in the same period of 2002. Sales from the Blood Flow Analyzer (TM) decreased by $106,000 to $54,000, or 6% of total revenues, during the third quarter of 2003 compared with $160,000, or 15% of total revenues, in the same period of last year. During the third quarter of 2003 sales from other ultrasonic products totaled $93,000, or 11% of total revenues, compared with $106,000, or 10% of total revenues, in the same period last year. Sales of the perimeter and corneal topographer generated $306,000, or 36% of total revenues, in the three months ended September 30, 2003, compared with $353,000, or 33% of total revenues, during the same period of 2002.

         There were a number of material reasons that contributed to the decrease in sales during the three months ended September 30, 2003, compared to the same period of 2002. Along with generally weak economic conditions in the United States, the Company initiated the restructuring of its sales organization and the development of new sales channels during the three months ended
September 30, 2003. In addition, there were only three direct sales representatives during the third quarter 2003 compared to more than twice that number of direct sales representatives during the comparable period of 2002. International sales were impacted by weakness in the economies of the large industrial countries and by the residual impact of the Afghanistan situation, which had a negative impact on sales to the Middle East, Pakistan, India and other countries in that region. Other reasons for the decrease in sales were the uncertainties resulting from the Company's efforts to reduce costs and constraints on availability of funds that reduced its ability to upgrade and enhance its products and pursue further regulatory approvals for its products. Additionally, changes in the exchange rate between these periods have generally made its products more expensive to customers outside of the United States. The Company's objective is to focus its sales efforts on the products with the highest potential for sales and strong margins.

         Gross profit for the three months ended September 30, 2003 was 58% of total revenues, compared to (4%) for the same period in 2002. Cost of goods sold for the three months ended September 30, 2003, did not include significant write downs of inventory. Cost of goods sold for the three months ended September 30, 2002, included an increase in the reserve for obsolete inventory of $500,000. Since the Company's inception, it has purchased several complete lines of inventory. While the Company's initial intention was to utilize the substantial majority of inventory acquired in the manufacture of its products, in some circumstances it has been unable to utilize certain items acquired.

         On a quarterly basis, the Company attempts to identify inventory items that have shown relatively no movement or very slow movement. Generally, if an item has shown little or no movement for over a year, it is determined to be obsolete and a reserve is established for that item. In addition, if the Company identifies products that have become obsolete due to product upgrades or enhancements, a reserve is established for such products. Such analysis has resulted in material increases in the reserve for obsolete inventory in both 2002 and 2003. The Company believes it has now identified all obsolete inventory and reserved for such inventory and does not expect material increases in the reserve in future periods, however there can be no assurance that it will not identify further obsolete inventory due to significant declines in sales of certain products or technological advances of products. The Company intends to make efforts to sell these items at significantly discounted prices. If items are sold, the cash received would be recorded as revenue, but there would be no cost of sales on such items due to the reserve that has been recorded. At the time of sale, the inventory would be reduced for the item sold and the corresponding inventory reserve would also be reduced. To date the Company has not sold any of the inventory items that have been determined to be obsolete. The Company does not expect the sales of these items, if any, to be significant.

         Marketing and selling expenses decreased by $448,000, or 72%, to $171,000 for the three months ended September 30, 2003, from $619,000 for the comparable period in 2002 due primarily to the lower headcounts of sales persons and travel related and associated sales expenses.

         General and administrative expenses decreased by $591,000, or 64%, to $331,000 for the three months ended September 30, 2003, from $922,000 for the same period in 2002, reflecting the results of the Company's efforts to reduce costs, specifically costs associated with maintaining two manufacturing facilities and consulting costs. As noted above, in April 2002, the Company announced the closure of its San Diego facility in anticipation of the termination of the lease for that location. All operations associated with the San Diego facility were transferred to the Salt Lake City facility. The Company incurred a reduction of force of 28 San Diego personnel. The consolidation was intended to save costs and to eliminate duplicities in functions and facilities that occurred with the acquisition of Dicon. The cost of the consolidation was approximately $80,000. The Company believes that the annual cost savings of the closure of the San Diego facility are approximately $2 million. Consulting expenses decreased from approximately $909,000 for the three months ended September 30, 2002 to approximately $75,000 in the same period in 2003. Depreciation and amortization expense, which includes amortization of leasehold improvements, decreased by approximately $50,000, or 46%, to $58,000 during the third quarter of 2003 compared to the same period of last year.

         Research, development and service expenses decreased by $882,000, or 81%, to $203,000 for the three months ended September 30, 2003, from $1,085,000 for the same period in 2002. This decrease was mainly due to the issuance of common stock to Innovative Optics in the quarter ended September 30, 2002, which was valued at $630,000 and expensed as in-process research and development costs. Expenses associated with the development of new products during the third quarter of 2003 decreased compared to the same period in 2002 due to the Company's efforts to reduce costs and focus on products that are fully developed and have the highest potential for sales and strong margins.

         Impairment of assets was $0 for the three months ended September 30, 2003, compared to $700,000 recorded in the same period of 2002. The impairment expense in the third quarter of 2002 was due to an evaluation by the Company of its intangible assets, namely goodwill, resulting in a charge of $700,000 as a write down of the goodwill.

         Other income and (expense) increased by $266,000 to income of $243,000 for the three months ended September 30, 2003 from expense of $(23,000) for the same period in 2002. During the third quarter of 2003 other income of $247,000 compared with expense of $(6,000) during the comparable period in 2002. During the third quarter of 2003 other income was due to a gain of $188,000 on discounted settlements of accounts payable and obligations, a gain of $22,000 from reversing an overaccrual of fees related to prior years, and a gain of $37,000 associated with the settlement of litigation. The Company had a $13,000 reduction in interest expense to $(4,000) in the three months ended September 30, 2003, from $(17,000) in the same period of 2002 due to a decrease in interest expense related to capital leases.

      Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

         Net sales decreased by $1,669,000, or 43%, to $2,225,000 for the nine months ended September 30, 2003, from $3,894,000 for the comparable period in 2002. Sales of the Company's diagnostic products were $1,750,000, or 79% of total revenues, during the first nine months of 2003 compared with $2,563,000, or 66% of total revenues, for the comparable period of 2002. Sales of surgical products totaled $94,000, or 4% of total revenues, for the first nine months of the current year in comparison with $238,000, or 6%, of total revenues in the comparable period of 2002. In the first nine months of 2003 sales of the Ultrasonic Biomicroscope were $421,000, or 19% of total revenues, compared to $868,000, or 22% of total revenues, in the same period of 2002. Sales from the Blood Flow Analyzer (TM) increased by $2,000 to $297,000, or 13% of total revenues, during the first three quarters of 2003 compared with $295,000, or 8% of total revenues, in the same period of last year. During the first nine months of 2003 sales from other ultrasonic products totaled $222,000, or 10% of total revenues, compared with $452,000, or 12% of total revenues, in the same period last year. Sales of the perimeter and corneal topographer generated $808,000, or 36% of total revenues, in the first three quarters of 2003 compared with $948,000, or 24% of total revenues, during the same period of 2002.

         There were a number of material reasons that contributed to the decrease in sales during the nine months ended September 30, 2003, compared to the same period of 2002. Along with generally weak economic conditions in the United States, the Company initiated the restructuring of its sales organization and the development of new sales channels during the nine months ended September 30, 2003. During the first three months of 2003 the Company reduced its direct sales force from ten representatives to three representatives, and during the remainder of the first nine months of 2003 there were only three direct sales representatives compared to ten direct sales representatives during the comparable period of 2002. International sales were impacted by weakness in the economies of the large industrial countries and by the residual impact of the Afghanistan situation, which had a negative impact on sales to the Middle East, Pakistan, India and other countries in that region. Other reasons for the decrease in sales were the uncertainties resulting from the Company's efforts to reduce costs and constraints on availability of funds that reduced its ability to upgrade and enhance its products and pursue further regulatory approvals for its products. Additionally, changes in the exchange rate between these periods have generally made the Company's products more expensive to customers outside of the United States. The Company's objective is to focus its sales efforts on the products with the highest potential for sales and strong margins.

         Gross profit for the nine months ended September 30, 2003 was 44% of total revenues, compared to 30% for the same period in 2002. Cost of goods sold for the nine months ended September 30, 2003 included an increase in the reserve for obsolete inventory of $382,000. Cost of goods sold for the nine months ended September 30, 2002, included an increase in the reserve for obsolete inventory of $500,000. Since the Company's inception, it has purchased several complete lines of inventory. While the Company's initial intention was to utilize the substantial majority of inventory acquired in the manufacture of its products, in some circumstances the Company has been unable to utilize certain items acquired.

         On a quarterly basis, the Company attempts to identify inventory items that have shown relatively no movement or very slow movement. Generally, if an item has shown little or no movement for over a year, it is determined to be obsolete and a reserve is established for that item. In addition, if the Company identifies products that have become obsolete due to product upgrades or enhancements, a reserve is established for such products. Such analysis has resulted in material increases in the reserve for obsolete inventory in both 2002 and 2003. The Company believes it has now identified all obsolete inventory and reserved for such inventory and does not expect material increases in the reserve in future periods, however there can be no assurance that it will not identify further obsolete inventory due to significant declines in sales of certain products or technological advances of products. The Company intends to make efforts to sell these items at significantly discounted prices. If items are sold, the cash received would be recorded as revenue, but there would be no cost of sales on such items due to the reserve that has been recorded. At the time of sale, the inventory would be reduced for the item sold and the corresponding inventory reserve would also be reduced. To date the Company has not sold any of the inventory items that have been determined to be obsolete. The Company does not expect the sales of these items, if any, to be significant.

         Marketing and selling expenses decreased by $1,670,000, or 70%, to $711,000 for the nine months ended September 30, 2003, from $2,381,000 for the comparable period in 2002 due primarily to the lower headcounts of sales persons and travel related and associated sales expenses.

         General and administrative expenses decreased by $1,053,000, or 36%, to $1,867,000 for the nine months ended September 30, 2003, from $2,920,000 for the same period in 2002, reflecting the results of the Company's efforts to reduce costs, specifically costs associated with maintaining two manufacturing facilities and consulting costs. As noted above, in April 2002, the Company announced the closure of its San Diego facility in anticipation of the termination of the lease for that location. All operations associated with the San Diego facility were transferred to the Salt Lake City facility. The Company incurred a reduction of force of 28 San Diego personnel. The consolidation was intended to save costs and to eliminate duplicities in functions and facilities that occurred with the acquisition of Dicon. The cost of the consolidation was approximately $80,000. The Company believes that the annual cost savings of the closure of the San Diego facility are approximately $2 million. Consulting expenses decreased from approximately $1,280,000 for the nine months ended September 30, 2002 to approximately $232,000 in the same period in 2003. Depreciation and amortization expense, which includes amortization of leasehold improvements, decreased by approximately $128,000, or 32%, to $268,000 during the first nine months of 2003 compared to the same period of last year. General and administrative expenses for the nine months ended September 30, 2003, included $83,000 for additions to the allowance for doubtful accounts and increases in accruals of $443,000 to settle outstanding disputes. In addition, general and administrative expenses for the nine months ended September 30, 2003, included $190,000 for 1,262,000 shares of common stock issued to settle potential litigation.

         Research, development and service expenses decreased by $1,660,000, or 68%, to $789,000 for the nine months ended September 30, 2003, from $2,449,000 for the same period in 2002. This decrease was mainly due to the issuance of common stock to Innovative Optics in the quarter ended September 30, 2002, which was valued at $630,000 and expensed as in-process research and development costs. Expenses associated with the development of new products during the first nine months of 2003 decreased compared to the same period in 2002 as a consequence of the Company's efforts to reduce costs and focus on products that are fully developed and have the highest potential for sales and strong margins.

         Impairment of assets was $159,000 for the nine months ended September 30, 2003, compared to $700,000 recorded in the same period of 2002. The impairment expense for the first nine months of 2003 was due to a reserve established for anticipated asset disposals and a reduction in the value of certain intangible assets based on their currently estimated fair value. The impairment expense for the nine months ended September 30, 2002, was due to an evaluation by the Company of its intangible assets, namely goodwill, resulting in a charge of $700,000 as a write down of the goodwill.

         Other income and (expense) increased by $270,000 to income of $233,000 for the nine months ended September 30, 2003, from expense of $(37,000) for the same period in 2002. During the first nine months of 2003 interest income was $3,000 compared with $6,000 during the same period of 2002, and other income was $247,000 compared with expense of $(6,000) during the comparable period in 2002. During the nine months ended September 30, 2003, other income included a gain of $188,000 on discounted settlements of accounts payable and obligations, a gain of $22,000 from reversing an overaccrual of fees related to prior years, and a gain of $37,000 associated with the settlement of litigation. The Company had a $20,000 reduction in interest expense to $(17,000) in the nine months ended September 30, 2003, from $(37,000) in the same period of 2002 due to a decrease in interest expense related to capital leases.

Liquidity and Capital Resources

         The Company used $712,000 cash in operating activities for the nine months ended September 30, 2003, compared to $2,497,000 for the nine months ended September 30, 2002. The reduction in cash used by operating activities for the first nine months of 2003 was primarily attributable to reduced operating costs, including the closure of the San Diego facility, as well as other savings resulting from its ongoing efforts to substantially reduce costs and management of its current assets and current liabilities. The Company generated $5,000 from investing activities for the nine months ended September 30, 2003, compared to cash used of $238,000 in the same period in 2002. Cash used in investing activities in the first nine months of 2002 was primarily due to the cash paid in the acquisition of certain assets of Innovative Optics and capital equipment. Net cash provided by financing activities was $726,000 for the nine months ended September 30, 2003 versus $518,000 in the same period in 2002. During the nine months ended September 30, 2003, the Company raised approximately $84,000 through a $20,000,000 equity line of credit under an investment banking arrangement and $699,000 through private placements from the sale of its common stock and Series G preferred stock and warrants. However, the equity line of credit is not currently available as a source of equity because a registration statement is not currently effective registering the shares issuable under the equity line of credit. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to us in the future.

         The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and private placements of its securities, and bank borrowings. The Company is uncertain whether or not the combination of existing working capital, benefits from sales of its products and the private equity line of credit will be sufficient to assure continued operations through December 31, 2003. As of September 30, 2003, the Company accounts payable of $596,000, a significant portion of which is over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, a group of payees could force the Company into bankruptcy due to its inability to pay the liabilities at this point in time. In addition to the accounts payable noted above, the Company also has noncancellable capital lease obligations and operating lease obligations that require the payment of approximately $103,000 in 2003, $51,000 in 2004, $38,000 in 2005, and $14,000 in
2006.

         At September 30, 2003, the Company had net operating loss carryforwards of approximately $40,000,000 and research and development tax credit carry-forwards of approximately $78,000. These loss carryforwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend for twenty years. The Company's ability to use net operating loss carryforwards to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these loss carryforwards as a result of change of ownership.

         As of September 30, 2003, the Company had raised approximately $1,584,000 through a $20,000,000 equity line of credit under an investment banking arrangement. As of September 30, 2003, approximately $18,416,000 was available under the equity line of credit. However, the equity line of credit is currently unavailable as a source of equity because there is currently no registration statement that is effective registering the shares of the Company's common stock that may be sold under the equity line of credit. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. The Company is uncertain whether or not the combination of existing working capital, benefits from sales of its products and the private equity line of credit will be sufficient to assure its operations through December 31, 2003.

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 27% of total outstanding receivables as of December 31, 2002 and 38% as of September 30, 2003. Much of the increase in the allowance relates to the Company's outstanding receivable balance pertaining to its international dealers. The downturn in the economy worldwide has resulted in increased difficulty in collecting certain accounts. Certain international dealers have some aged unpaid invoices that have not been resolved. The Company has addressed its credit procedures and collection efforts and has instituted changes that require more payments at the time of sale via letters of credit and not on a credit term basis. The Company intends to continue its efforts to reduce the allowance as a percentage of accounts receivable. While the allowance as a percentage of accounts receivable has grown, it is mainly a result of the significant decline in sales. The total amount of the allowance has increased from $347,000 at December 31, 2002, to $429,000 at September 30, 2003. The
majority of the receivables included in the allowance for doubtful accounts are a result of sales before the Company implemented the various changes to improve the collectibility of its receivables. During 2002, the Company had a net recovery of receivables previously allowed for of $23,000 and during the nine months ended September 30, 2003, it added a net of $83,000 to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete inventory of $2,508,000 at September 30, 2003, and $2,126,000 as of December 31, 2002, or approximately 57% and 45% of total inventory, respectively. This inventory reserve was increased by $382,000 in the first nine months of 2003 and $1,755,000 during 2002 mainly due to sales declines and the discontinuance of the microkeratome purchased from Innovative Optics in 2002. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to its Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

         On a quarterly basis, the Company attempts to identify inventory items that have shown relatively no movement or very slow movement. Generally, if an item has shown little or no movement for over a year, it is determined to be obsolete and a reserve is established for that item. In addition, if the Company identifies products that have become obsolete due to product upgrades or enhancements, a reserve is established for such products. The Company intends to make efforts to sell these items at significantly discounted prices. If items are sold, the cash received would be recorded as revenue, but there would be no cost of sales on such items due to the reserve that has been recorded. At the time of sale, the inventory would be reduced for the item sold and the corresponding inventory reserve would also be reduced. To date the Company has not sold any of the inventory items that have been determined to be obsolete. The Company does not expect the sales of these items, if any, to be significant.

Effect of Inflation and Foreign Currency Exchange

         The Company has not realized a reduction in the selling price of its products as a result of domestic inflation. Nor has the Company experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers. All sales transactions to date have been denominated in U.S. Dollars.

Impact of New Accounting Pronouncements

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement of Financial Accounting Standards 149 provides for certain changes in the accounting treatment of derivative contracts. Statement of Financial Accounting Standards No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The Company anticipates that the adoption of Statement of Financial Accounting Standards No. 149 will not have a material impact on its consolidated financial statements.

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in Statement of Financial Accounting Standards 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company anticipates that the adoption of Statement of Financial Accounting Standards 150 will not have a material impact on its consolidated financial statements.

         The Emerging Issues Task Force issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" addressing the allocation of revenue among products and services in bundled sales arrangements. EITF 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position or future operations.

         In January  2003,  the  Financial  Accounting  Standards  Board  issued
Interpretation No. 46, Consolidation of Variable Interest Ethics, which addresses consolidation by business enterprises of variable interest entities. Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of Interpretation No. 46 to have a material impact on its financial condition or future operations.

Item 3.  Controls and Procedures

            (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of September 30, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

            (b) Changes in internal controls

         There were no significant changes in the Company's internal controls over financial reporting or in other factors that occurred during the quarter ended September 30, 2003 that materially affected or is reasonably likely to affect, the Company's internal controls over financial reporting.


                           Part II Other Information

Item 1. Legal Proceedings

Legal Proceedings

         An action was brought against the Company in March 2000 by George Wiseman, a former employee, in the Third District Court of Salt Lake County, State of Utah. The complaint alleges that the Company owes Mr. Wiseman 6,370 shares of its common stock plus costs, attorney's fees and a wage penalty (equal to 1,960 additional shares of its common stock) pursuant to Utah law. The action is based upon an extension of a written employment agreement. The Company believes the complaint is without merit and intends to vigorously defend against the action.

         An action was brought against the Company on March 7, 2000 in the Third District Court of Salt Lake County, State of Utah, by the Merrill Corporation that alleges that the Company owes Merrill Corporation approximately $20,000 together with interest thereon at the rate of 10% per annum from August 30, 1999, plus costs and attorney's fees. The complaint alleges a breach of contract relative to printing services. The Company filed an answer to the complaint. On August 12, 2003, the court dismissed the action without prejudice.

         An action was brought against the Company in September 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum with respect to the sale of certain equipment plus attorney's fees. Discovery has taken place and the Company has paid royalties of $14,736 to bring all payments up to date through June 30, 2001. The Company has been working with PhotoMed International and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future. It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. The issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one Photon(TM) laser system has been sold and no systems returned. Thus the amount of royalties due, according to the Company's calculations, is $600. The Company intends to make payment of this amount to PhotoMed International, Inc. and Dr. Eichenbaum and, as a result, to have the legal action dismissed.

         The Company received a demand letter dated December 9, 2002 from counsel for Dan Blacklock, dba Danlin Corp. The letter demands payment in the amount of $65,160 for manufacturing and supplying parts for microkeratome blades. The Company's records show that the Company received approximately $34,824 in parts from the Danlin Corp., but that the additional amounts that the Danlin Corp contends are owed were from parts that were received but rejected by the Company because they had never been ordered. On August 14, 2003, the parties agreed to a settlement of the dispute.

         The Company received a demand letter dated December 30, 2002 from counsel for Thomas F. Motter, the Company's former Chairman and Chief Executive Officer. Mr. Motter claims in the letter that he was entitled to certain stock options that had not been issued to him in a timely manner. By the time the options were actually issued to him, however, they had expired. Mr. Motter contends that if the options had been issued in a timely manner, he would have exercised them in a manner that would have given him a substantial benefit. Mr. Motter requests restitution for the loss of the financial opportunity. Mr. Motter also claims that he was defrauded by us by not being given an extended employment agreement when he terminated the change of control agreement that he had entered into with the Company.

         Mr. Motter is further claiming payment for accrued vacation time during the 13 years he had been employed by the Company, asserting that he only had a total of four weeks of vacation during that period. Finally, Mr. Motter is threatening a shareholder derivative action against the Company because of the Board of Directors' alleged failure to conduct an investigation into conversations that took place in a chat room on Yahoo. Mr. Motter asserts that certain individuals participating in the conversations were the Company's officers or directors whose interests were in conflict with the interests of the shareholders. The Company believes that Mr. Motter's claims and assertions are without merit and intends to vigorously defend against any legal action that Mr. Motter may bring.

         On January 24, 2003, an action was brought by Dr. John Charles Casebeer against the Company in the Montana Second Judicial District Court, Silver Bow County, State of Montana (Civil No. DU-0326). The complaint alleges that Dr. Casebeer entered into a personal services contract with the Company memorialized by a letter dated April 20, 2002, with it being alleged that Dr. Casebeer fully performed his obligations. Dr. Casebeer asserts that he is entitled to $43,750 per quarter for consultant time and as an incentive to be granted each quarter $5,000 in options issued at the fair market value. An additional purported incentive was $50,000 in shares of stock being issued at the time a formalized contract was to be signed by the parties. In the letter it is provided that at its election, the Company may pay the consideration in the form of stock or cash and that stock would be issued within 30 days of the close of the quarter. Prior to the litigation, the Company issued 43,684 shares to Dr. Casebeer. The referenced letter provides that termination may be made by either party upon giving 90 days written notice. Notice was given by us in early November 2002. The Company recently filed its answer in defense of the action. Issues include whether or not Dr. Casebeer fully performed as asserted. The case has been settled by the Company through the issuance of 300,000 additional shares of the Company's common stock to Dr. Casebeer.

         On May 14, 2003, a complaint was filed in the United States District Court, District of Utah, captioned Richard Meyer, individually and on behalf of all others similarly suited v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00448TC. The complaint also indicates that it is a "Class Action Complaint for Violations of Federal Securities Law and Plaintiffs Demand a Trial by Jury." The Company is in the process of reviewing the complaint, which appears to be focused on alleged false and misleading statements pertaining to the Blood Flow Analyzer(TM) and concerning a purchase order from Valdespino Associates Enterprises and Westland Corp.

         More specifically, the complaint alleges that the Company falsely stated in its Securities and Exchange Commission filings and press releases that it had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for use of the Blood Flow Analyze(TM). The complaint also alleges that on July 11, 2002, the Company issued a press release falsely announcing that it had received a purchase order from Valdespino Associates Enterprises and Westland Corp. for 200 sets of the Company's entire portfolio of products, with $70 million in systems to be delivered over a two-year period, then another $34 million of orders to be completed in the third year.

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

         An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. The complaint claims that $49,626 plus interest is due for the leasing of two copy machines that were delivered to the Company's Salt Lake City facilities on or about April of 2000. The action also seeks an award of attorney's fees and costs incurred in the collection. The Company disputes the amounts allegedly owed, asserting that the equipment it returned to the leasing company did not work properly. A responsive pleading has not yet been filed. The parties are currently engaged in settlement discussions.

         An action was filed in June, 2003 in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914719) by Franklin Funding, Inc. in which it alleges that the Company had entered into a lease agreement for the lease of certain equipment for which payment is due. It is claimed that there is due and owing approximately $89,988 after accruing late fees, interest, repossession costs, collection costs and attorneys' fees. On August 29, 2003, the parties agreed to a settlement of the case.

         On July 10, 2002, an action was filed in the United States District Court, District of Utah, by Innovative Optics, Inc. ("Innovative") and Barton Dietrich Investments, L.P. Defendants include the Company, and Thomas Motter, Mark Miehle and John Hemmer, former officers of the Company. The complaint claims that Innovative and Barton entered into an asset purchase agreement with us on January 31, 2002, in which the Company agreed to purchase all the assets of Innovative in consideration for the issuance of 1,310,000 shares of the Company's common stock to Innovative. The complaint also claims that the Company allegedly made false and misleading statements pertaining to the Blood Flow Analyzer(TM) and concerning a purchase order from Valdespino Associates Enterprises and Westland Corp. The purpose of these statements, according to the complaint, was to induce Innovative to sell its assets and purchase the shares of the Company's common stock at artificially inflated prices while simultaneously deceiving Innovative and Barton into believing that the Company's shares were worth more than they actually were. The complaint further claims that 491,250 of the shares to be issued to Innovative in the asset purchase transaction were not issued on a timely basis and the Company also did not file a registration statement with the Securities and Exchange Commission within five months of the closing date of the asset purchase transaction. As a result, the complaint alleges that the value of the shares of the Company's common stock issued to Innovative in the transaction declined. The Company believes the complaint is without merit and intends to vigorously defend and protect its interests in the action.

         The Company received demand letters dated July 18, 2003, September 26, 2003 and November 10, 2003 from counsel for Douglas A. MacLeod, M.D., a shareholder of the Company. In the July 18, 2003 letter, Dr. MacLeod demands that he and certain entities with which he is involved or controls, namely the Douglas A. MacLeod, M.D. Profit Sharing Trust, St. Marks' Eye Institute and Milan Holdings, Ltd., be issued a total of 2,296,667 shares of the Company's common stock and warrants to purchase 1,192,500 shares of the Company's common stock at an exercise price of $.25 per share. Dr. MacLeod claims that these common shares and warrants are owing to him and the related entities under the terms of a mutual release dated January 16, 2003, which he and the related entities entered into with the Company. Dr. MacLeod renewed his request for these additional common shares and warrants in the September 26, 2003 and November 10, 2003 demand letters. The Company believes that Dr. MacLeod's claims and assertions are without merit and that neither he nor the related entities are entitled to any additional shares of the Company's common stock or any additional warrants under the terms of the mutual release. The Company intends to vigorously defend against any legal action that Dr. MacLeod may bring.

         On August 3, 2003, a complaint was filed against the Company by Corinne Powell, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030918364). Defendants consist of the Company and Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz, directors of the company. The complaint alleges that at the time the Company laid off Ms. Powell on March 25, 2003, she was owed $2,030 for business expenses, $11,063 for accrued vacation days, $12,818 for unpaid commissions, the fair market value of 50,000 stock options exercisable at $5.00 per share that she claims she was prevented from exercising, attorney's fees and a continuing wage penalty under Utah law. The Company disputes the amounts allegedly owed and intends to vigorously defend and protect its interests in the action.

         On September 10, 2003, an action was filed against the Company by Larry Hicks in the Third Judicial District Court, Salt Lake County, State of Utah, (Civil No. 030922220), for payments due under a consulting agreement with the Company. The complaint claims that monthly payments of $3,083 are due for the months of October 2002 to October 2003 under a consulting agreement and, if the agreement is terminated, for the sum of $110,000 minus whatever the Company has paid Mr. Hicks prior to such termination, plus costs, attorney's fees and a wage penalty pursuant to Utah law. The Company believes the complaint is without merit and intends to vigorously defend against such action.

         On October 14, 2003, an action was filed in the Third Judicial District Court, Salt Lake County, State of Utah, captioned Albert Kinzinger, Jr., individually and on behalf of all others similarly situated vs. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle, Randall A. Mackey, and John Hemmer, Case No. 030922608. The complaint also indicates that it is a "Class Action Complaint for Violations of Utah Securities Laws and Plaintiffs Demand a Trial by Jury." The Company is in the process of reviewing the complaint, which appears to be focused on alleged false or misleading statements pertaining to the Blood Flow Analyzer(TM). More specifically, the complaint alleges that the Company falsely stated in its Securities and Exchange Commission filings and press releases that it had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for the Blood Flow Analyzer(TM). The purpose of these statements, according to the complaint, was to induce investors to purchase shares of the Company's Series E preferred stock in a private placement transaction at artificially inflated prices. The complaint also alleges that the Company sold Series E preferred shares without registering the sale of such shares or obtaining an exemption from registration. The Company believes the complaint is without merit and intends to vigorously defend its interests in the action.

         The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
  No.                        Document Description
-------                      --------------------

2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1           Certificate of Incorporation(1)
3.2           Amended Certificate of Incorporation(10)
3.3           Bylaws(1)
4.1           Warrant Agency Agreement with  Continental  Stock Transfer & Trust
              Company(3)
4.2           Specimen Common Stock Certificate (2)
4.3           Specimen Class A Warrant Certificate(2)
4.4           Form of Class A Warrant Agreement(2)
4.5           Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6           Warrant  to  Purchase  Common  Stock  with Note  Holders re bridge financing (1)
4.7           Specimen Series C Convertible Preferred Stock Certificate(4)
4.8 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(4)
4.9           Specimen Series D Convertible Preferred Stock Certificate (5)
4.10 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (6)
4.11          Warrant to Purchase Common Stock with Cyndel & Co. (5)
4.12          Warrant Agreement with KSH Investment Group, Inc. (5)
4.13          Warrant to Purchase  Common Stock with R.F.  Lafferty & Co.,  Inc.
              (5)
4.14          Warrant to Purchase Common Stock with Dr. Michael B. Limberg (6)
4.15          Warrant to Purchase Common Stock with John W. Hemmer (6)
4.16          Stock Purchase Warrant with Triton West Group, Inc.(8)
4.17          Warrant  to  Purchase  Common  Stock  with KSH  Investment  Group,
              Inc.(8)
4.18 Warrant to Purchase Common Stock with Consulting for Strategic Growth, Ltd.(8)
4.19 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock
10.1          Exclusive Patent License Agreement with PhotoMed(1)
10.2          Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3          1995 Stock Option Plan (1)
10.4          Stock Purchase  Agreement with Ocular Blood Flow, Ltd. and Malcolm
              Redman (6)
10.5          Consulting Agreement with Malcolm Redman (6)
10.6          Royalty Agreement with Malcolm Redman (6)
10.7          Registration Rights with Malcolm Redman (6)
10.8          Agreements with Steven J. Bayern and Patrick M. Kolenik (7)
10.9          Private  Equity Line of Credit  Agreement  with Triton West Group,
              Inc. (8)
10.10 Asset Purchase Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P.(9)
10.11 Escrow Agreement with Innovative Optics, Inc., Barton Dietrich Investments, L.P. (9)
10.12         Assignment  and  Assumption   Agreement  with  Innovative  Optics,
              Inc.(9)
10.13         General  Assignment  and  Bill of  Sale  with  Innovative  Optics,
              Inc.(9)
10.14         Non-Competition  and  Confidentiality   Agreement  with  Mario  F.
              Barton(9)

10.15         Termination of Employment Agreement with Mark R. Miehle(11)
10.16         Consulting Agreement with Mark R. Miehle(11)
10.17         Employment Agreement with Jeffrey F. Poore (12)
31.1          Certification  pursuant  to 18 U.S.C.  Section  1350 as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002.
31.2          Certification  pursuant  to 18 U.S.C.  Section  1350 as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act 2002

    -----------------

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(5) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(6) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(7) Incorporated by reference from Report on Form 10-QSB, as filed on November 1, 2000.
(8) Incorporated by reference from Report on Form 10-QSB, as filed on March 15, 2001.
(9) Incorporated by reference from Current Report on Form 8-K, as filed on March 5, 2002.
(10) Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3, as filed on March 20, 2002.
(11) Incorporated by reference from Report on Form 10-QSB, as filed on November 18, 2002.
(12) Incorporated by reference from Registration Statement on Form SB-2, as filed on July 7, 2003.

    (b)  Reports on Form 8-K

         No reports were filed by the Company during the quarter ended September 30, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Paradigm Medical Industries, Inc.
                                        (Registrant)


November 14, 2003                       /s/  Jeffrey F. Poore
------------------                      ---------------------
    (Date)                              Jeffrey F. Poore,
                                        President and Chief Executive Officer
                                        (principal executive officer)


November 14, 2003                       /s/  Gregory C. Hill
-----------------                       --------------------
    (Date)                              Gregory C. Hill
                                        Vice President Finance, Treasurer and
                                        Chief Financial Officer (principal
                                        financial and accounting officer)