Form 10QSB/A
period 2003-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2004-01-07
CIK 916444

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the close of the period covered by this report.



Common Stock, $.001 par value                                24,855,906
-----------------------------                                ----------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             June 30, 2003

Class A Warrants to Purchase
One Share of Common Stock                                    1,000,000
-----------------------------                                ----------
         Title of Class                                      Number of Warrants
                                                             Outstanding as of
                                                             June 30, 2003

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


--------------------------------------------------------------------------------

                        PARADIGM MEDICAL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    June 30,
                                                                      2003
                                                                ---------------
                                                                  (Unaudited)
  ASSETS

Current Assets
  Cash & Cash Equivalents                                       $       584,000
  Receivables, Net                                                      512,000
  Inventory                                                           1,968,000
  Prepaid Expenses                                                       62,000
                                                                ---------------
                   Total Current Assets                               3,126,000

Intangibles, Net                                                        686,000
Property and Equipment, Net                                             307,000
Deposits and Other Assets, Net                                           56,000
                                                                ---------------
                   Total Assets                                       4,175,000
                                                                ===============
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade Accounts Payable                                                898,000
  Accrued Expenses                                                    2,033,000
  Current Portion of Long-term Debt                                      18,000
                                                                ---------------
                   Total Current Liabilities                          2,949,000
  Long-term Debt                                                         80,000
                                                                ---------------
                   Total Liabilities                                  3,029,000

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at June 30, 2003                           -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at June 30, 2003                           -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at June 30, 2003                            -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at June 30, 2003                           -
     Series E
        Authorized:  50,000; issued and
        outstanding: 1,500 at June 30, 2003                                  -
     Series F
        Authorized:  50,000; issued and
        outstanding: 5,623.75 at June 30, 2003                               -
Common Stock, Authorized:
80,000,000 Shares, $.001 par value; issued and
    outstanding: 24,855,906 at June 30, 2003                             25,000
    Additional paid-in-capital                                       57,413,000
Stock subscription receivable                                          (294,000)
Accumulated Deficit                                                 (55,998,000)
                                                                ---------------
                   Total Stockholders' Equity                         1,146,000
                                                                ---------------
                   Total Liabilities and Stockholders' Equity   $     4,175,000
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

         An action was brought against the Company on March 7, 2000 in the Third District Court of Salt Lake County, State of Utah, by the Merrill Corporation that alleges that we owe the Merrill Corporation approximately $20,000 together with interest thereon at the rate of 10% per annum from August 30, 1999, plus costs and attorney's fees. The complaint alleges a breach of contract relative to printing services. The Company filed an answer to the complaint. On August 12, 2003, the court dismissed the action without prejudice.

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

         It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. The issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one Photon(TM) laser system has been sold and no systems returned. Thus, the amount of royalties due, according to calculations, is $600. The Company intends to make payment of this amount to PhotoMed and Dr. Eichenbaum and, as a result, to have the legal action dismissed. However, if the parties are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend their complaint to request termination of the license agreement and, if successful, the Company would lose right to manufacture and sell the Photon(TM) laser system.

         The Company received a demand letter dated December 9, 2002 from counsel for Dan Blacklock, dba Danlin Corp. The letter demands payment in the amount of $65,160 for manufacturing and supplying parts for microkeratome blades. The Company's records show that it received approximately $34,824 in parts from the Danlin Corp., but that the additional amounts that the Danlin Corp contends are owed were from parts that were received but rejected by the Company because they had never been ordered. On August 14, 2003, the Company agreed with Danlin Corp. to a settlement of the dispute.

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

         Mr. Motter is further claiming payment for accrued vacation time during the 13 years he had been employed by the Company, asserting that he only had a total of four weeks of vacation during that period. Finally, Mr. Motter is threatening a shareholder derivative action against the Company because of the Board of Directors' alleged failure to conduct an investigation into conversations that took place in a chat room on Yahoo. Mr. Motter asserts that certain individuals participating in the conversations were our officers or directors whose interests were in conflict with the interest of the shareholders. The Company believes that Mr. Motter's claims and assertions are without merit and intends to vigorously defend against any legal action that Mr. Motter may bring.

         On January 24, 2003, an action was brought by Dr. John Charles Casebeer against the Company in the Montana Second Judicial District Court, Silver Bow County, State of Montana (Civil No. DU-0326). The complaint alleges that Dr. Casebeer entered into a personal services contract with the Company memorialized by a letter dated April 20, 2002, with it being alleged that Dr. Casebeer fully performed his obligations. Dr. Casebeer asserts that he is entitled to $43,750 per quarter for consultant time and as an incentive to be granted each quarter $5,000 in options issued at the fair market value. An additional purported incentive was $50,000 in shares of stock being issued at the time a formalized contract was to be signed by the parties. In the letter it is provided that at its election, the Company may pay the consideration in the form of stock or cash and that stock would be issued within 30 days of the close of the quarter. Prior to the litigation, the Company issued 43,684 shares to Dr. Casebeer. The referenced letter provides that termination may be made by either party upon giving 90 days written notice. Notice was given by the Company in early November 2002. The Company recently filed its answer in defense of the action. Issues include whether or not Dr. Casebeer fully performed as asserted. The case has been settled through the issuance of 300,000 additional shares of the Company's common stock to Dr. Casebeer.

         On May 14, 2003, a complaint was filed in the United States District Court, District of Utah, captioned Richard Meyer, individually and on behalf of all others similarly suited v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00448TC. The complaint also indicates that it is a "Class Action Complaint for Violations of Federal Securities Law and Plaintiffs Demand a Trial by Jury." The Company has retained legal counsel to review the complaint, which appears to be focused on alleged false and misleading statements pertaining to the Blood Flow Analyzer(TM) and concerning a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation.

         More specifically, the complaint alleges that the Company falsely stated in its Securities and Exchange Commission filings and press releases that it had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for use of the Blood Flow Analyzer(TM). The complaint also alleges that on July 11, 2002, the Company issued a press release falsely announcing that the Company had received a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation for 200 sets of its entire portfolio of products, with $70 million in systems to be delivered over a two-year period, then another $34 million of orders to be completed in the third year. As a result of these statements, the complaint contends that the price of the Company's shares of common stock was artificially inflated during the period from April 25, 2001 through May 14, 2003, and the persons who purchased the Company's common shares during that period suffered substantial damages. The complaint requests judgment for unspecified damages, together with interest and attorney's fees.

         The Company  disputes  having  issued false and  misleading  statements concerning the Blood Flow Analyzer(TM) and a purchase order from Valdespino Associates Enterprises of Westland Financial Corporation. On April 25, 2001, the Company issued a press release that stated the Company had received authorization to use a common procedure terminology or a CPT code number 92120 for our Blood Flow Analyzer(TM). This press release was based on a letter the Company received from the CPT Editorial Research and Development Department of the American Medical Association authorizing the Company to use a common procedure terminology or CPT code number 92120 for its Blood Flow Analyzer(TM), which provides for a reimbursement to doctors. Currently, there is full reimbursement by insurance payors to doctors using the Blood Flow Analyzer(TM) in 22 states and partial reimbursement for other states. The Company believes it has continued to correctly represent in its Securities and Exchange Commission filings that it has have received authorization from the CPT Editorial Research and Development Department of the American Medical Association to use CPT code number 92120 for the Company's Blood Flow Analyzer(TM) that provides for a reimbursement to doctors.

         On July 11, 2002, the Company issued a press release that stated it received a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation for 200 complete sets of its entire product portfolio of diagnostic and surgical equipment for Mexican ophthalmic practitioners, followed by a second order of 100 sets of equipment. The press release was based on a purchase order dated July 10, 2002 that the Company entered into with Westland Financial regarding the sale of 200 sets of surgical and diagnostic equipment to Mexican ophthalmic practitioners. On September 13, 2002, the Board of Directors issued another press release updating the status of its product sales to the Mexican ophthalmic practitioners. In that press release the board stated that the Company had been in discussions for the prior nine months with Westland Financial aimed at supplying the Company's medical device products to the Mexican market. Westland Financial is primarily involved in financing and leasing  activities  and  international  sales  transactions.  In the past,  the
Company has had a business relationship with Westland Financial. Upon investigation, the Board of Directors determined that the purchase order referenced in the July 11, 2002 press release was not of such a nature as to be enforceable for the purpose of sales or revenue recognition. In addition, the Company has not sent any shipment of medical products to Mexican ophthalmic practitioners nor received payment for those products pursuant to those discussions. The September 13, 2002 press release also stated that discussions were continuing with Westland Financial regarding sales and marketing activities for the Company's medical device products in Mexico, but the Company could not, at the time, predict or provide any assurance that any transactions would result.

         On June 2, 2003, a complaint was filed in the United States District Court captioned Michael Marrone v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00513 PGC. On or about June 11, 2003, a complaint was filed in the same United States District Court captioned Milian v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00617PGC. Both seek class action status. These cases are substantially similar in nature to the Meyer case, including the contention that as a result of allegedly false statements regarding the Blood Flow Analyzer(TM) and the purchase ordered from Valdespino Associates Enterprises and Westland Financial Corporation, the price of the Company's common stock was artificially inflated and the persons who purchased the Company's common shares during the class period suffered substantial damages. The cases request judgment for unspecified damages, together with interest and attorneys' fees. These cases have been consolidated into a single action. The Company believes the consolidated cases are without merit and intends to vigorously defend and protect its interests in the said cases. If the Company is are not successful in defending and protecting its interests in these cases and a judgment is entered against it for substantial damages, the Company would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.

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

         An action was filed in June, 2003 in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914719) by Franklin Funding, Inc. in which it alleges that the Company had entered into a lease agreement for the lease of certain equipment for which payment is due. It is claimed that there is due and owing approximately $89,988 after accruing late fees, interest, repossession costs, collection costs and attorneys' fees. On August 29, 2003, the Company agreed to a settlement of the case with Franklin Funding, Inc.

         On July 10,  2003,  an action was filed in the United  States  District
Court, District of Utah, by Innovative Optics, Inc. and Barton Dietrich Investments, L.P. Defendants include the Company, and Thomas Motter, Mark Miehle and John Hemmer, former officers of the Company. The complaint claims that Innovative and Barton entered into an asset purchase agreement with the Company on January 31, 2002, in which the Company agreed to purchase all the assets of Innovative in consideration for the issuance of 1,310,000 shares of the Company's common stock to Innovative. The complaint also claims that the Company allegedly made false and misleading statements pertaining to the Blood Flow Analyzer(TM) and concerning a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation. The purpose of these statements, according to the complaint, was to induce Innovative to sell its assets and purchase the shares of the Company's common stock at artificially inflated prices while simultaneously deceiving Innovative and Barton into believing that the Company's shares were worth more than they actually were. The complaint contends that as a result of these statements, Innovative and Barton suffered substantial damages in an amount to be proven at trial.

         The complaint further claims that 491,250 of the shares to be issued to Innovative in the asset purchase transaction were not issued on a timely basis and the Company also did not file a registration statement with the Securities and Exchange Commission within five months of the closing date of the asset purchase transaction. As a result, the complaint alleges that the value of the shares of the Company's common stock issued to Innovative in the transaction declined, and Innovative and Barton suffered damages in an amount to be proven at trial. The Company filed an answer to the complaint. The Company believes the complaint is without merit and intends to vigorously defend and protect its interests in the action. If the Company is not successful in defending and protecting its interests in this action and a judgment is entered against it for substantial damages, the Company would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.

         The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities

         On June 30, 2003, the Company completed the sale of 845,266 shares of common stock to 14 accredited investors, as defined in Section 2(15) of the Securities Act of 1933 and Rule 501 of Regulation D thereunder, through a private placement under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder at a price of $.375 per share. The Company received a total of $316,975 in cash in the private placement transaction and issued 84,526 shares of common stock in commissions and expenses. The accredited investors also received warrants to purchase 422,634 shares of common stock at an exercise price of $.75 per share.

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

                                       REGISTRANT

                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                       Registrant


DATED: January 7, 2004                 By:/s/ Jeffrey F. Poore
                                       ------------------------
                                       Jeffrey F. Poore
                                       President and Chief
                                       Executive Officer (Principal Executive
                                       Officer)

DATED: January 7, 2004                 By:/s/ Luis A. Mostacero
                                       ------------------------
                                       Luis A. Mostacero
                                       Controller (Principal Financial and
                                       Accounting Officer)