Form 10QSB/A
period 2003-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2004-01-07
CIK 916444

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                                24,991,432
-----------------------------                                ----------
         Title of Class                                      Number of Shares
                                                             Outstanding as of
                                                             September 30, 2003

Class A Warrant to Purchase
One Share of Common Stock                                    1,000,000
-----------------------------                                ----------
         Title of Class                                      Number of Warrants
                                                             Outstanding as of
                                                             September 30, 2003

                  Transitional Small Business Disclosure Format
                                    YES     NO X

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB/A
                        QUARTER ENDED SEPTEMBER 30, 2003



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



                 See accompanying notes to financial statements

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at September 30, 2003                       -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at September 30, 2003                       -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at September 30, 2003                        -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at September 30, 2003                       -
     Series E
        Authorized:  50,000; issued and
        outstanding: 1,500 at September 30, 2003                              -
     Series F
        Authorized:  50,000; issued and
        outstanding: 5,623.75 at September 30, 2003                           -
     Series G
        Authorized:  2,000,000; issued and
        outstanding: 1,981,560 at September 30, 2003                          -
Common Stock, Authorized:
80,000,000 Shares, $.001 par value; issued and
outstanding: 24,991,432 at September 30, 2003                            25,000
Common stock warrants                                                 1,046,000
Additional paid-in-capital                                           56,698,000
Stock subscription receivable                                          (294,000)
Accumulated Deficit                                                 (55,962,000)
                                                                 ---------------
                                   Total Stockholders' Equity         1,513,000
                                                                 ---------------
                   Total Liabilities and Stockholders' Equity    $    4,061,000
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

         An action was brought against the Company on September 11, 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum with respect to the sale of certain equipment plus attorney's fees. Discovery has taken place and the Company has paid royalties of $14,736 to bring all payments up to date through June 30, 2001. The Company has been working with PhotoMed International and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future.

         It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. The issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one Photon(TM) laser system has been sold and no systems returned. Thus, the amount of royalties due, according to the Company's calculations, is $600. The Company intends to make payment of this amount to PhotoMed and Dr. Eichenbaum and, as a result, to have the legal action dismissed. However, if the parties are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend their complaint to request termination of the license agreement and, if successful, the Company would lose its right to manufacture and sell the Photon(TM) laser system.

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

         More specifically, the complaint alleges that the Company falsely stated in its Securities and Exchange Commission filings and press releases that it had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for use of the Blood Flow Analyzer(TM). The complaint also alleges that on July 11, 2002, the Company issued a press release falsely announcing that the Company had received a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation for 200 sets of its entire portfolio of products, with $70 million in systems to be delivered over a two-year period, then another $34 million of orders to be completed in the third year. As a result of these statements, the complaint contends that the price of the Company's shares of common stock was artificially inflated during the period from April 25, 2001 through May 14, 2003, and the persons who purchased the Company's common shares during that period suffered substantial damages. The complaint requests judgment for unspecified damages, together with interest and attorneys' fees.

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

         An action was filed in June, 2003 in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914719) by Franklin Funding, Inc. in which it alleges that the Company had entered into a lease agreement for the lease of certain equipment for which payment is due. It is claimed that there is due and owing approximately $89,988 after accruing late fees, interest, repossession costs, collection costs and attorney's fees. On August 29, 2003, the parties agreed to a settlement of the case.

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

Item 2. Changes in Securities

         During the period from August 24, 2003 to September 15, 2003, the Company sold a total of 1,981,560 shares of Series G convertible preferred stock to two accredited investors, as defined in Section 2(15) of the Securities Act of 1933 and Rule 501 of Regulation D thereunder, through a private placement under Regulation D promulgated under the Securities Act of 1933 at a price of $.17 per share. The Company received $300,000 in cash as a result of the private placement transaction and paid $30,000 in commissions and expenses. In addition, the Company issued warrants to purchase 88,236 shares of common stock at an exercise price of $.50 per share for commissions and expenses. The Series G convertible preferred stock is convertible into shares of common stock at a conversion price equal to $.17 per share of common stock. The accredited investors also received warrants to purchase a total of 382,353 shares of common stock at an exercise price of $.50 per share. These shares were issued without registration in reliance upon Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

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


                                        Paradigm Medical Industries, Inc.
                                        (Registrant)


January 7, 2004                         /s/  Jeffrey F. Poore
---------------                         ---------------------
    (Date)                              Jeffrey F. Poore,
                                        President and Chief Executive Officer
                                        (principal executive officer)


January 7, 2004                         /s/  Luis A. Mostacero
---------------                         ----------------------
    (Date)                              Luis A. Mostacero
                                        Controller (principal financial and
                                        accounting officer)