Form 10QSB/A
period 2003-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2004-03-12
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                 FORM 10-QSB/A-2

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2003

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Transition Period From ___ to

                         Commission File Number: 0-28498

                        PARADIGM MEDICAL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                    87-0459536
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                   Identification No.)

   2355 South 1070 West, Salt Lake City, Utah                 84119
   (Address of principal executive office)                  (Zip Code)

       Registrant's telephone number, including area code: (801) 977-8970


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value                     24,991432
         -----------------------------                    -------------------
                  Title of Class                          Number of Shares
                                                          Outstanding as of
                                                          September 30, 2003
         Class A Warrant to Purchase
         One Share of Common Stock                         1,000,000
         -----------------------------                    -------------------
                  Title of Class                          Number of Warrants
                                                          Outstanding as of
                                                          September 30, 2003

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                  FORM 10-QSB/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

         Balance Sheet (unaudited) - September 30, 2003....................... 1

         Statements of Operations (unaudited) for the three and nine months ended September 30, 2003 and September 30, 2002............... 3

         Statements of Cash Flows (unaudited) for the nine months
         ended September 30, 2003 and September 30, 2002 ..................... 4

        Notes to Financial Statements (unaudited)............................. 5

Item 2.
-------

         Management's Discussion and Analysis or
         Plan of Operation ................................................... 8

Item 3.
-------

         Controls and Procedures  ........................................... 16

PART II - OTHER INFORMATION

Item 1.
-------

         Legal Proceedings................................................... 17

Item 2.
-------

         Changes in Securities............................................... 22

Item 3.
-------

         Defaults Upon Senior Securities..................................... 22

Item 4.
-------

         Submission of Matters to a Vote of Security Holders................. 22

Item 5.
-------

        Other Information.................................................... 22

Item 6.
-------

        Exhibits and Reports on Form 8-K..................................... 22

         Signature Page ..................................................... 25

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



                 See accompanying notes to financial statements

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at September 30, 2003                       -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at September 30, 2003                       -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at September 30, 2003                        -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at September 30, 2003                       -
     Series E
        Authorized:  50,000; issued and
        outstanding: 1,500 at September 30, 2003                              -
     Series F
        Authorized:  50,000; issued and
        outstanding: 5,623.75 at September 30, 2003                           -
     Series G
        Authorized:  2,000,000; issued and
        outstanding: 1,981,560 at September 30, 2003                          -
Common Stock, Authorized:
80,000,000 Shares, $.001 par value; issued and
outstanding: 24,991,432 at September 30, 2003                            25,000
Common stock warrants                                                 1,046,000
Additional paid-in-capital                                           56,404,000
Accumulated Deficit                                                 (55,962,000)
                                                                 ---------------
                                   Total Stockholders' Equity         1,513,000
                                                                 ---------------
                   Total Liabilities and Stockholders' Equity    $    4,061,000
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

Liquidity and Going Concern
---------------------------

Due to the declining sales, significant recurring losses and cash used to fund operating activities, the auditors' report for the year ended December 31, 2002 included an explanatory paragraph that expressed substantial doubt about its ability to continue as a going concern. The Company has taken significant steps to reduce costs and increase operating efficiencies. Specifically, during the second quarter of 2002, the Company closed its San Diego facility. In so doing, numerous manufacturing, accounting and management responsibilities were consolidated. In addition, such closure resulted in significant headcount reductions as well as savings in rent and other overhead costs. The Company has also significantly reduced the use of consultants, which has resulted in a large decrease in expenses, and reduced the direct sales force to five representatives, which has resulted in less payroll, travel and other selling expenses.

Historically, the Company has relied on the sale of equity securities to finance operations. The Company will continue to seek funding to meet working capital needs through the sale of equity securities. If the Company is unable to obtain such financing in the near future, it may be required to reduce or cease its operations.

As of September 30, 2003, the Company had accounts payable of $596,000, a significant portion of which is over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against us in a court of law, a group of creditors could force us into bankruptcy due to our inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, we also have noncancellable capital lease obligations and operating lease obligations that require the payment of approximately $103,000 in 2003, $51,000 in 2004, $38,000 in 2005, and
$14,000 in 2006.

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

Investment in International Bio-Immune Systems, Inc.
----------------------------------------------------

On September 19, 2002, the Company completed a transaction with International Bio-Immune Systems, Inc. (IBS), a Delaware corporation, in which it acquired 2,663,254, or 19.9%, of IBS outstanding shares and warrants to purchase 1,200,000 shares of IBS common stock at $2.50 per share for a period of two years, through the exchange and issuance of 736,945 shares of the Company's common stock, the lending of 300,000 shares of the Company's common stock to IBS, and the payment of certain of its expenses through the issuance of an aggregate of 94,000 shares of the Company's common stock to IBS and its counsel. The issuance of 736,945 shares was valued based on the market price of the Company's common stock on the date of the transaction and resulted in an investment in IBS, when combined with a cash investment of $65,000 made in 2000, of $879,000. Due to the uncertainty of future cash flows from IBS and the fact that the products under development by IBS had not been approved by the FDA, the Company was unable to support the value of the investment in IBS by substantiated methods and determined that the likelihood of recovery of its investment was remote. Therefore, in accordance with generally accepted accounting principles, the investment of $879,000 was charged to impairment expense in 2002. The 300,000 shares were also valued at the market price on the date of issuance and were recorded as a stock subscription receivable of $294,000 because it was anticipated that such shares would either be paid for or returned in the future. Because of the decline in value of the 300,000 shares and because of the lack of evidence to support the receipt of payment for such shares, during the quarter ended September 30, 2003, the Company wrote off the subscription receivable of $294,000 against additional paid-in capital.

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
                                                           ============

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report contains forward-looking statements and information relating to us that is based on beliefs of management as well as assumptions made by, and information currently available to management. These statements reflect the Company's current view respecting future events and are subject to risks, uncertainties and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward-looking statements not to come true as anticipated, believed, projected, expected or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.

Critical Accounting Policies

         Revenue Recognition. The Company recognizes revenue in compliance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 details four criteria that must exist before revenue is recognized:

         1. Persuasive evidence of an arrangement exits. Prior to shipment of product, the Company requires a signed purchase order and, with most customers, a down payment toward the final invoiced price.

         2. Delivery and performance have occurred. Unless the purchase order requires specific installation or customer acceptance, the Company recognizes revenue when the product ships. If the purchase order requires specific installation or customer acceptance, the Company recognizes revenue when such installation or acceptance has occurred. Title to the product passes to the Company's customer upon shipment. This revenue recognition policy does not differ among the Company's various different product lines. The Company guarantees the functionality of its product. If the Company's product does not function as marketed when received by the customer, the Company either makes the necessary repairs on site or has the product shipped to the Company for the repair work. Once the product has been repaired and retested for functionality, it is re-shipped to the customer. The Company provides warranties that generally extend for one year from the date of sale. Such warranties cover the necessary parts and labor to repair the product as well as any shipping costs that may be required. The Company maintains a reserve for estimated warranty costs based on the Company's historical experience and management's current expectations.

         3. The sales price is fixed or determinable. The purchase order received from the customer includes the agreed- upon sales price. The Company does not accept customer orders, and therefore does not recognize revenue, until the sales price is fixed.

         4. Collectibility is reasonably assured. With limited exceptions, the Company requires down payments on product prior to shipment. In some cases the Company require payment in full prior to shipment. The Company also performs credit checks on new customers and ongoing credit checks on existing customers. The Company maintains an allowance for doubtful accounts receivable based on historical experience and management's current expectations.

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

         The Company's ultrasound diagnostic products include a pachymeter, an A/B Scan and a biomicroscope, the technology for which was acquired from Humphrey Systems in 1998. The Company introduced the P45 in the fall of 2000, which combines the A/B Scan, and the biomicroscope in one machine. In addition, the Company markets the Blood Flow Analyzer(TM) acquired in the purchase of Ocular Blood Flow Ltd. in June 2000. Other diagnostic products are the Dicon(TM) Perimeter and the Dicon (TM) Corneal Topographer which were acquired in the acquisition of Vismed d/b/a Dicon in June 2000. The Company purchased the inventory, design and production rights of the SIStem(TM) from Mentor Corporation in October 1999 which was designed to perform minimally invasive cataract surgery. In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist ThirtyThousand(TM) in which the Company purchased the raw material and finished goods inventory to bring the manufacturing of this product in-house. Because of the "going concern" status of the company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the company. As reflected in the results for the quarter ended September 30, 2003, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the company improves.

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

         The Company believes that the positive net income of $37,000 for the quarter is a significant event for Paradigm. Although the income was partly due to a one-time gain resulting from the settlement of outstanding liabilities and disputes, the Company is encouraged by the overall reduction in expenses and related losses. The loss from operations decreased from approximately $3.4 million for the quarter ended September 30, 2002, to approximately $206,000 for the quarter ended September 30, 2003, a reduction of 94%. The Company believes that it has made the necessary reductions in costs to lead the Company toward profitability. The Company experienced an increase in revenue of approximately 32% in the third quarter of 2003 compared with the second quarter of 2003. The Company is focusing its efforts on increasing sales of its more stable higher margin products such as the Blood Flow Analyzer, the UBM microscope, the Perimeter, and the Corneal Topographer. The Company will continue to dedicate its efforts on increasing sales of its products while maintaining or continuing to reduce its overhead costs.

Results of Operations

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

         Net sales decreased by $225,000, or 21%, to $853,000 for the three months ended September 30, 2003, from $1,078,000 for the comparable period in 2002. Sales of the Company's diagnostic products were $665,000, or 78% of total revenues, during the three months ended September 30, 2003, compared with $656,000, or 61% of total revenues, for the comparable period of 2002. Sales of surgical products totaled $46,000, or 5% of total revenues, for the third quarter of the current year in comparison with $28,000, or 3%, of total revenues in the comparable period of 2002. In the three months ended September 30, 2003, sales of the Ultrasonic Biomicroscope were $211,000, or 25% of total revenues, compared to $37,000, or 3% of total revenues, in the same period of 2002. Sales from the Blood Flow Analyzer(TM) decreased by $106,000 to $54,000, or 6% of total revenues, during the third quarter of 2003 compared with $160,000, or 15% of total revenues, in the same period of last year. During the third quarter of 2003 sales from other ultrasonic products totaled $93,000, or 11% of total revenues, compared with $106,000, or 10% of total revenues, in the same period last year. Sales of the perimeter and corneal topographer generated $306,000, or 36% of total revenues, in the three months ended September 30, 2003, compared with $353,000, or 33% of total revenues, during the same period of 2002.

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

         Other income and (expense) increased by $266,000 to income of $243,000 for the three months ended September 30, 2003 from expense of $(23,000) for the same period in 2002. During the third quarter of 2003 other income of $247,000 compared with expense of $(6,000) during the comparable period in 2002. During the third quarter of 2003 other income was due to a gain of $188,000 on discounted settlements of accounts payable and obligations, a gain of $22,000 from reversing an over-accrual of fees related to prior years, and a gain of $37,000 associated with the settlement of litigation. The Company had a $13,000 reduction in interest expense to $(4,000) in the three months ended September 30, 2003, from $(17,000) in the same period of 2002 due to a decrease in interest expense related to capital leases.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

         Net sales decreased by $1,669,000, or 43%, to $2,225,000 for the nine months ended September 30, 2003, from $3,894,000 for the comparable period in 2002. Sales of the Company's diagnostic products were $1,750,000, or 79% of total revenues, during the first nine months of 2003 compared with $2,563,000, or 66% of total revenues, for the comparable period of 2002. Sales of surgical products totaled $94,000, or 4% of total revenues, for the first nine months of the current year in comparison with $238,000, or 6%, of total revenues in the comparable period of 2002. In the first nine months of 2003, sales of the P40 UBM Ultrasound Biomicroscope were $421,000, or 19% of total revenues, compared to $868,000, or 22% of total revenues, in the same period of 2002. Sales from the Blood Flow Analyzer(TM) increased by $2,000 to $297,000, or 13% of total revenues, during the first three quarters of 2003 compared with $295,000, or 8% of total revenues, in the same period of last year. During the first nine months of 2003, sales from other ultrasonic products totaled $222,000, or 10% of total revenues, compared with $452,000, or 12% of total revenues, in the same period last year. Sales of the perimeter and corneal topographer generated $808,000, or 36% of total revenues, in the first three quarters of 2003 compared with $948,000, or 24% of total revenues, during the same period of 2002.

         There were a number of material reasons that contributed to the decrease in sales during the nine months ended September 30, 2003, compared to the same period of 2002. Along with generally weak economic conditions in the United States, the Company initiated the restructuring of its sales organization and the development of new sales channels during the nine months ended September 30, 2003. During the first three months of 2003, the Company reduced its direct sales force from ten representatives to three representatives, and during the remainder of the first nine months of 2003 there were only three direct sales representatives compared to ten direct sales representatives during the comparable period of 2002. International sales were impacted by weakness in the economies of the large industrial countries and by the residual impact of the Afghanistan situation, which had a negative impact on sales to the Middle East, Pakistan, India and other countries in that region. The decrease in sales of the P40 Ultrasound Biomicroscope as well as other products were the direct result of the restructuring of the sales and marketing organization. With respect to the decrease in sales of the Biomicroscope, there has not been an increase in price, competition remains similar to what it has been previously, and there are no other particular factors of which the Company is aware. This restructuring has significantly reduced the Company's sales expenses and funds dedicated to marketing. In addition, the sales channels have been altered to include distributor and independent sale representatives instead of relying more on a direct sales force. Domestic and international sales have also decreased as a result of the global financial markets declines beginning in 2000 and the adverse impact of the events of September 11, 2001.

         The decrease in sales of the P40 Ultrasound Biomicroscope as well as other products were the direct result of the restructuring of the sales and marketing organization. As to the decrease in sales of the Ultrasonic Biomicroscope, there has not been an increase in price, competition remains similar to what it has been previously, and there are no other particular factors of which the Company is aware. This restructuring has significantly reduced the Company's sales expenses and funds dedicated to marketing. In addition, the sales channels have been altered to include distributor and independent sale representatives instead of relying exclusively on a direct sales force. Domestic and international sales have also decreased as a result of the global financial markets declines beginning in 2000 and the adverse impact of the events of September 11, 2001.

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

         Gross profit for the nine months ended September 30, 2003 was 44% of total revenues, compared to 43% for the same period in 2002. Cost of goods sold for the nine months ended September 30, 2003 was $1,237,000 as compared to $2,738,000 for the same period in 2002, a reduction of $1,501,000. Cost of goods sold for the nine months ended September 30, 2003 included an increase in the reserve for obsolete or estimated non-recoverable inventory of $382,000. Cost of goods sold for the nine months ended September 30, 2002, included an increase in the reserve for obsolete or estimated non-recoverable inventory of $500,000. Since its inception, the Company has purchased several complete lines of inventory. While the Company's initial intention was to utilize the substantial majority of inventory acquired in the manufacture of its products, in some circumstances the Company has been unable to utilize certain items acquired.

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

         In addition, general and administrative expense for the nine months ended September 30, 2003, included $190,000 for 1,262,000 shares of common stock issued to settle potential litigation. The 1,262,000 common shares were issued to six investors due to a dispute arising from a private offering that was completed on January 22, 2003. The Company agreed to issue the shares to the investors in the offering at $.25 per share rather than $.50 per share, the original offering price (or an additional 1,262,000 shares) to resolve a dispute with the investors concerning certain statements made by a former officer in connection with the sale of said shares.

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

Liquidity and Capital Resources

         The Company used $712,000 cash in operating activities for the nine months ended September 30, 2003, compared to $2,497,000 for the nine months ended September 30, 2002. The reduction in cash used by operating activities for the first nine months of 2003 was primarily attributable to reduced operating costs, including the closure of the San Diego facility, as well as other savings resulting from its ongoing efforts to substantially reduce costs and management of its current assets and current liabilities. The Company generated $5,000 from investing activities for the nine months ended September 30, 2003, compared to cash used of $238,000 in the same period in 2002. Cash used in investing activities in the first nine months of 2002 was primarily due to the cash paid in the acquisition of certain assets of Innovative Optics and capital equipment. Net cash provided by financing activities was $726,000 for the nine months ended September 30, 2003 versus $518,000 in the same period in 2002. During the nine months ended September 30, 2003, the Company raised approximately $84,000 through a $20,000,000 equity line of credit under an investment banking arrangement and $699,000 through private placements from the sale of the Company's common stock and Series G preferred stock and warrants. However, the equity line of credit is not currently available as a source of equity because a registration statement is not currently effective registering the shares issuable under the equity line of credit. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

         The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and private placements of its securities, and bank borrowings. The Company is uncertain whether or not the combination of existing working capital, benefits from sales of its products and the private equity line of credit will be sufficient to assure continued operations through December 31, 2003. As of September 30, 2003, the Company had accounts payable of $596,000, a significant portion of which is over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company has noncancellable capital lease obligations and operating lease obligations that require the payment of approximately $103,000 in 2003, $51,000 in 2004, $38,000 in 2005, and $14,000 in 2006.

         The Company has taken numerous steps to reduce costs and increase operating efficiencies. These steps consist of the following:

         1. The Company closed its San Diego facility. In so doing, numerous manufacturing, accounting and management responsibilities were consolidated. In addition, such closure resulted in significant headcount reductions as well as savings in rent and other overhead costs.

         2. The Company has significantly reduced the use of consultants, which has resulted in a large decrease to these expenses.

         3.  The  Company   has   reduced   its  direct   sales  force  to  five
representatives, which has resulted in less payroll, travel and other selling expenses.

         Because the Company has significantly fewer sales representatives, its ability to generate sales has been reduced.

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

         As of September 30, 2003, the Company had raised approximately $1,584,000 through a $20,000,000 equity line of credit under an investment banking arrangement. As of September 30, 2003, approximately $18,416,000 was available under the equity line of credit. However, the equity line of credit expired by its terms on December 8, 2003, but the Company is currently in the process of renewing the agreement. Moreover, the equity line of credit is currently unavailable as a source of equity because there is currently no registration statement that is effective registering the shares of its common stock that may be sold under the equity line of credit. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. The Company is uncertain whether or not the combination of existing working capital, benefits from sales of its products and the private equity line of credit will be sufficient to assure its operations through December 31, 2003.

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 27% of total outstanding receivables as of December 31, 2002 and 38% as of September 30, 2003. Much of the increase in the allowance relates to the Company's outstanding receivable balance pertaining to its international dealers. The downturn in the economy worldwide has resulted in increased difficulty in collecting certain accounts. Certain international dealers have some aged unpaid invoices that have not been resolved. The Company has addressed its credit procedures and collection efforts and have instituted changes that require more payments at the time of sale via letters of credit and not on a credit term basis. The Company intends to continue its efforts to reduce the allowance as a percentage of accounts receivable. While the allowance as a percentage of accounts receivable has grown, it is mainly a result of the significant decline in sales. The total amount of the allowance has increased from $347,000 at December 31, 2002, to $429,000 at September 30, 2003. The
majority of the receivables included in the allowance for doubtful accounts are a result of sales before the Company implemented the various changes to improve the collectibility of its receivables. During 2002, the Company had a net recovery of receivables previously allowed for of $23,000 and during the nine months ended September 30, 2003, the Company added a net of $83,000 to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $2,508,000 at September 30, 2003, and $2,126,000 as of December 31, 2002, or approximately 57% and 45% of total inventory, respectively. This inventory reserve was increased by $382,000 in the first nine months of 2003 and $1,755,000 during 2002 mainly due to sales declines and the discontinuance of the microkeratome purchased from Innovative Optics in 2002. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

         On a quarterly basis, the Company attempts to identify inventory items that have shown relatively no movement or very slow movement. Generally, if an item has shown little or no movement for over a year, it is determined not to be recoverable and a reserve is established for that item. In addition, if the Company identifies products that have become obsolete due to product upgrades or enhancements, a reserve is established for such products. The Company intends to make efforts to sell these items at significantly discounted prices. If items are sold, the cash received would be recorded as revenue, but there would be no cost of sales on such items due to the reserve that has been recorded. At the time of sale, the inventory would be reduced for the item sold and the corresponding inventory reserve would also be reduced. During the fourth quarter of 2003, the Company sold all inventory and rights associated with the Phaco SIStem(TM) and Odyssey(TM) for $125,000. Because the full amount of inventory related to the SIStem(TM) and Odyssey(TM) had been fully reserved, no cost of sales were recorded in connection with this sale, thus resulting in gross profit equal to the sales price of $125,000. The Company does not expect the sales of these items, if any, to be significant in the future.

         At this time, the Company's Photon(TM) Laser Ocular Surgery Workstation requires additional development and regulatory approvals. Any possible future efforts to complete development of the Photon(TM) and obtain the necessary regulatory approvals would depend on its economic evaluations and adequate funding. If these efforts were undertaken but proved to be unsuccessful, the impact would include the costs associated with these efforts and the anticipated future revenues that the Company would not receive as expected. The Company is unable to provide a detailed estimate of possible liquidity needs and expected sources of funds for possible future efforts to complete development of the Photon(TM) and obtain the necessary regulatory approvals since this estimate would depend on a comprehensive economic evaluation.

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

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect the adoption of Statement No. 145 to have a material impact on its financial position or future operations.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The Company does not expect the adoption of Statement of Financial Accounting Standards No. 146 to have a material impact on its financial position or future operations.

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of Financial Accounting Standards Board Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation under Statement No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. Statement 148 also changes the disclosure requirements of Statement No 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock- based compensation. The Company does not expect the adoption of Statement No. 148 to have a material impact on its financial position or future operations.

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

         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in Financial Accounting Standard Board Statement No. 5, Accounting for Contingencies. Interpretation No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of Interpretation No. 45 are effective for the Company in the first quarter of fiscal year 2003. Interpretation No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of Interpretation No. 45 will not be revised or restated to reflect the provisions of Interpretation No. 45. The Company do not expect the adoption of Interpretation No. 45 to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Item 3  Controls and Procedures

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

         (b) Changes in internal controls

         There were no significant changes in the Company's internal controls over financial reporting or in other factors that occurred during the quarter ended September 30, 2003 that materially affected or is reasonably likely to affect its internal controls over financial reporting.

                            PART II Other Information

Item 1. Legal Proceedings

         An action was brought against the Company in March 2000 by George Wiseman, a former employee, in the Third District Court of Salt Lake County, State of Utah. The complaint alleges that the Company owes Mr. Wiseman 6,370 shares of its common stock plus costs, attorney's fees and a wage penalty (equal to 1,960 additional shares of its common stock) pursuant to Utah law. The action is based upon an extension of a written employment agreement. The Company disputes the amount allegedly owed and intends to vigorously defend against the action.

         An action was brought against the Company on March 7, 2000 in the Third District Court of Salt Lake County, State of Utah, by the Merrill Corporation that alleges that the Company owes the Merrill Corporation approximately $20,000 together with interest thereon at the rate of 10% per annum from August 30, 1999, plus costs and attorney's fees. The complaint alleges a breach of contract relative to printing services. The Company filed an answer to the complaint. On August 12, 2003, the court dismissed the action without prejudice.

         An action was brought against the Company on September 11, 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum, M.D. in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum under a license agreement dated July 7, 1993, with respect to the sale of certain equipment, plus costs and attorneys' fees. Discovery has taken place and the Company has paid royalties of $14,736 to bring all payments up to date through June 30, 2001. The Company has been working with PhotoMed and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future.

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

         The Company received a demand letter dated December 9, 2002 from counsel for Dan Blacklock, dba Danlin Corp. The letter demands payment in the amount of $65,160 for manufacturing and supplying parts for microkeratome blades. The Company records show that it received approximately $34,824 in parts from the Danlin Corp., but that the additional amounts that the Danlin Corp contends are owed were from parts that were received but rejected by the Company because they had never been ordered. On August 14, 2003, the Company agreed to make a $13,650 payment to Danlin Corp. in settlement of the dispute. The Company has since made the $13,650 payment to Danlin Corp.

         The Company received a demand letter dated December 30, 2002 from counsel for Thomas F. Motter, its former Chairman and Chief Executive Officer. Mr. Motter claims in the letter that he was entitled to certain stock options that had not been issued to him in a timely manner. By the time the options were actually issued to him, however, they had expired. Mr. Motter contends that if the options had been issued in a timely manner, he would have exercised them in a manner that would have given him a substantial benefit. Mr. Motter requests restitution for the loss of the financial opportunity. Mr. Motter also claims that he was defrauded by the Company by not being given an extended employment agreement when he terminated the change of control agreement that he had entered into with the Company.

         Mr. Motter is further claiming payment for accrued vacation time during the 13 years he had been employed by the Company, asserting that he only had a total of four weeks of vacation during that period. Finally, Mr. Motter is threatening a shareholder derivative action against the Company because of the board of directors' alleged failure to conduct an investigation into conversations that took place in a chat room on Yahoo. Mr. Motter asserts that certain individuals participating in the conversations were the Company's officers or directors whose interests were in conflict with the interest of the shareholders. The Company believes that Mr. Motter's claims and assertions are without merit and intend to vigorously defend against any legal action that Mr. Motter may bring.

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

         More specifically, the complaint alleges that the Company falsely stated in its Securities and Exchange Commission filings and press releases that the Company had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for use of the Blood Flow Analyzer(TM). The complaint also alleges that on July 11, 2002, the Company issued a press release falsely announcing that the Company had received a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation for 200 sets of the Company's entire portfolio of products, with $70 million in systems to be delivered over a two-year period, then another $35 million of orders to be completed in the third year. As a result of these statements, the complaint contends that the price of the Company's shares of common stock was artificially inflated during the period from April 25, 2001 through May 14, 2003, and the persons who purchased the Company's common shares during that period suffered substantial damages. The complaint requests judgment for unspecified damages, together with interest and attorney's fees.

         The Company disputes having issued false and misleading statements concerning the Blood Flow Analyzer(TM) and a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation. On April 25, 2001, the Company issued a press release that stated the Company had received authorization to use common procedure terminology or CPT code number 92120 for its Blood Flow Analyzer(TM). This press release was based on a letter the Company received from the CPT Editorial Research and Development Department of the American Medical Association authorizing use of common procedure terminology or CPT code number 92120 for its Blood Flow Analyzer(TM), for reimbursement purposes for doctors using the device.

         Currently, there is reimbursement by insurance payors to doctors using the Blood Flow Analyzer(TM) in 22 states and partial reimbursement in four other states. The amount of reimbursement to doctors using the Blood Flow Analyzer(TM) generally ranges from $56.00 to $76.00 per patient, depending upon the insurance payor. Insurance payors providing reimbursement for the Blood Flow Analyzer(TM) have the discretion to increase or reduce the amount of reimbursement. The Company is endeavoring to obtain reimbursement by insurance payors in other states where there is currently no reimbursement being made. The Company believes it has continued to correctly represent in its Securities and Exchange Commission filings that the Company has received authorization from the CPT
Editorial Research and Development Department of the American Medical Association to use CPT code number 92120 for its Blood Flow Analyzer(TM), for reimbursement purposes for doctors using the device.

         On July 11, 2002, the Company issued a press release that stated it received a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation for 200 complete sets of the Company's entire product portfolio of diagnostic and surgical equipment for Mexican ophthalmic practitioners, to be followed by a second order of 100 sets of equipment. The press release was based on a purchase order dated July 10, 2002 that the Company entered into with Westland Financial Corporation for the sale of 200 complete sets of the Company's surgical and diagnostic equipment to Mexican ophthalmic practitioners. The press release also stated that the initial order was for $70 million of the Company's equipment to be filled over a two-year period followed by the second order of $35 million in equipment to be completed in the third year. The press release further stated that delivery would be made in traunches of 25 complete sets of the Company's equipment, beginning in 30 days from the date of the purchase order.

         On September 13, 2002, the board of directors issued a press release updating the status of its product sales to the Mexican ophthalmic practitioners. In that press release the board stated that the Company had been in discussions for the prior nine months with Westland Financial Corporation, aimed at supplying the Company's medical device products to the Mexican market. In the past, the Company has had a business relationship with Westland Financial. Upon investigation, the board of directors determined that the purchase order referenced in the July 11, 2002 press release was not of such a nature as to be enforceable for the purpose of sales or revenue recognition. In addition, the Company had not sent any shipment of medical products to Mexican ophthalmic practitioners nor received payment for those products pursuant to those discussions. The September 13, 2002 press release also stated that discussions were continuing with Westland Financial Corporation regarding sales and marketing activities for the Company's medical device products in Mexico, but the Company could not, at the time, predict or provide any assurance that any transactions would result.

         On June 2, 2003, a complaint was filed in the United States District Court captioned Michael Marrone v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00513 PGC. On or about June 11, 2003, a complaint was filed in the same United States District Court captioned Milian v. Paradigm Medical Industries, Inc., Thomas Motter, Mark
Miehle and John Hemmer, Case No. 2:03 CV00617PGC. Both complaints seek class action status. These cases are substantially similar in nature to the Meyer case, including the contention that as a result of allegedly false statements regarding the Blood Flow Analyzer(TM) and the purchase order from Valdespino Associates Enterprises and Westland Financial Corporation, the price of the Company's common stock was artificially inflated and the persons who purchased its common shares during the class period suffered substantial damages. The cases request judgment for unspecified damages, together with interest and attorney's fees. These cases have now been consolidated with the Meyer case into a single action. The Company believes the consolidated cases are without merit and intend to vigorously defend and protect its interests in the said cases.

         The Company was issued a Directors and Officers Liability and Company Reimbursement Policy by United States Fire Insurance Company for the period from July 10, 2002 to July 10, 2003 that contains a $5,000,000 limit of liability, which is excess of a $250,000 retention. The officers and directors named in the consolidated cases have requested coverage under the policy. U.S. Fire is currently investigating whether it may have a right to deny coverage for the consolidated cases based upon policy terms, conditions and exclusions or to rescind the policy based upon misrepresentations contained in the Company's application for insurance.

         The Company has not paid any amounts toward satisfaction of any part of the $250,000 retention that is applicable to the consolidated cases. The Company has advised U.S. Fire that it cannot pay the $250,000 retention due to its current financial circumstances. As a consequence, on January 8, 2004, the Company entered into a non-waiver agreement with U.S. Fire in which U.S. Fire agreed to fund and advance its retention obligation in consideration for which the Company has agreed to reimburse U.S. Fire the sum of $5,000 a month, for a period of six months, with the first of such payments due on February 15, 2004. Thereafter, commencing on August 15, 2004, the Company is currently required to reimburse U.S. Fire the sum of $10,000 per month until the entire amount of $250,000 has been reimbursed to U.S. Fire.

         In the event U.S. Fire determines that the Company or the former officers and directors named in the consolidated cases are not entitled to coverage under the policy, or that it is entitled to rescind the policy, or should the Company be declared in default under the non-waiver agreement, then the Company agree to pay U.S. Fire, on demand, the full amount of all costs advanced by U.S. Fire, except for those amounts that it may have reimbursed to U.S. Fire pursuant to the monthly payments due under the non-waiver agreement.

         The Company will be in default under the non-waiver agreement if it fails to make any payment due to U.S. Fire thereunder when such payment is due, or institute proceedings to be adjudicated as bankrupt or insolvent. U.S. Fire's obligation to advance defense costs under the agreement will terminate in the event that the $5,000,000 policy limit of liability is exhausted. If U.S. Fire denies coverage for the consolidated cases under the policy and the Company is not successful in defending and protecting its interests in the cases, resulting in a judgment against the Company for substantial damages, the Company would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.

         On July 10,  2003,  an action was filed in the United  States  District
Court, District of Utah, by Innovative Optics, Inc. and Barton Dietrich Investments, L.P. Defendants include the Company, Thomas Motter, Mark Miehle and John Hemmer, former officers of the company. The complaint claims that Innovative and Barton entered into an asset purchase agreement with the Company on January 31, 2002, in which the Company agreed to purchase all the assets of Innovative in consideration for the issuance of 1,310,000 shares of the Company's common stock to Innovative. The complaint claims the Company breached the asset purchase agreement. The complaint also claims that the Company allegedly made false and misleading statements pertaining to the Blood Flow Analyzer(TM) and concerning a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation. The purpose of these statements, according to the complaint, was to induce Innovative to sell its assets and purchase the shares of the Company's common stock at artificially inflated prices while simultaneously deceiving Innovative and Barton into believing that the Company's shares were worth more than they actually were. The complaint contends that had Innovative and Barton known the truth they would not have sold Innovative to the Company, would not have purchased the Company's stock for the assets of Innovative, or would not have purchased the stock at the inflated prices that were paid. The complaint further contends that as a result of the allegedly false statements, Innovative and Barton suffered substantial damages in an amount to be proven at trial.

         The complaint also claims that 491,250 of the shares to be issued to Innovative in the asset purchase transaction were not issued on a timely basis and the Company also did not file a registration statement with the Securities and Exchange Commission within five months of the closing date of the asset purchase transaction. As a result, the complaint alleges that the value of the shares of the Company's common stock issued to Innovative in the transaction declined, and Innovative and Barton suffered damages in an amount to be proven at trial. The Company filed an answer to the complaint and also filed counterclaims against Innovative and Barton for breach of contract. The Company believes the complaint is without merit and intend to vigorously defend and protect its interests in the action. If the Company is not successful in defending and protecting its interests in this action, resulting in a judgment against the Company for substantial damages, and U.S. Fire denies coverage in the litigation under the Directors and Officers Liability and Company Reimbursement Policy, the Company would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.

         On October 14, 2003, an action was filed in the Third Judicial District Court, Salt Lake County, State of Utah, captioned Albert Kinzinger, Jr., individually and on behalf of all others similarly situated vs. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle, Randall A. Mackey, and John

Hemmer, Case No. 030922608. The complaint also indicates that it is a "Class Action Complaint for Violations of Utah Securities Laws and Plaintiffs Demand a Trial by Jury." The Company has retained legal counsel to review the complaint, which appears to be focused on alleged false or misleading statements pertaining to the Blood Flow Analyzer(TM). More specifically, the complaint alleges that the Company falsely stated in Securities and Exchange Commission filings and press releases that the Company had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for the Blood Flow Analyzer(TM).

         The purpose of these statements, according to the complaint, was to induce investors to purchase shares of the Company's Series E preferred stock in a private placement transaction at artificially inflated prices. The complaint contends that as a result of these statements, the investors that purchased shares of the Company's Series E preferred stock in the private offering suffered substantial damages to be proven at trial. The complaint also alleges that the Company sold Series E preferred shares without registering the sale of such shares or obtaining an exemption from registration. The complaint requests rescission, compensatory damages and treble damages, including interest and attorneys' fees. The Company filed an answer to the complaint. The Company believes the complaint is without merit and intends to vigorously defend its interests in the action. If the Company is not successful in defending and protecting its interests in the action, resulting in a judgment against the Company for substantial damages, and U.S. Fire denies coverage in the litigation under the Directors and Officers Liability and Company Reimbursement Policy, the Company would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.

         An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. The complaint claims that $49,626 plus interest is due for the leasing of two copy machines that were delivered to the Company's Salt Lake City facilities on or about April of 2000. The action also seeks an award of attorney's fees and costs incurred in the collection. The Company disputes the amounts allegedly owed, asserting that the equipment it returned to the leasing company did not work properly. A responsive pleading has not yet been filed. The Company is currently engaged in settlement discussions with CitiCorp.

         An action was filed in June, 2003 in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914719) by Franklin Funding, Inc. in which it alleges that the Company had entered into a lease agreement for the lease of certain equipment for which payment is due. It is claimed that there is due and owing approximately $89,988 after accruing late fees, interest, repossession costs, collection costs and attorneys' fees. On August 28, 2003, the Company agreed to a settlement of the case with Franklin Funding by agreeing to make 24 monthly payments of $2,300 to Franklin Funding, with the first monthly payment due on August 29, 2003.

         The Company received demand letters dated July 18, 2003, September 26, 2003 and November 10, 2003 from counsel for Douglas A. MacLeod, M.D., a shareholder of the company. In the July 18, 2003 letter, Dr. MacLeod demands that he and certain entities with which he is involved or controls, namely the Douglas A. MacLeod, M.D. Profit Sharing Trust, St. Marks' Eye Institute and Milan Holdings, Ltd., be issued a total of 2,296,667 shares of the Company's common stock and warrants to purchase 1,192,500 shares of its common stock at an exercise price of $.25 per share. Dr. MacLeod claims that these common shares and warrants are owing to him and the related entities under the terms of a mutual release dated January 16, 2003, which he and the related entities entered into with the Company. Dr. MacLeod renewed his request for these additional common shares and warrants in the September 26, 2003 and November 10, 2003 demand letters. The Company believes that Dr. MacLeod's claims and assertions are without merit and that neither he nor the related entities are entitled to any additional shares of its common stock or any additional warrants under the terms of the mutual release. The Company intends to vigorously defend against any legal action that Dr. MacLeod may bring.

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

         On September 10, 2003, an action was filed against the Company by Larry Hicks in the Third Judicial District Court, Salt Lake County, State of Utah, (Civil No. 030922220), for payments due under a consulting agreement with the Company. The complaint claims that monthly payments of $3,083 are due for the months of October 2002 to October 2003 under a consulting agreement and, if the agreement is terminated, for the sum of $110,000 minus whatever the Company has paid Mr. Hicks prior to such termination, plus costs, attorney's fees and a wage penalty pursuant to Utah law. The Company disputes the amount allegedly owed and intends to vigorously defend against such action.

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

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

    Exhibit
      No.                           Document Description
    -------                         --------------------

     2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
     3.1       Certificate of Incorporation(1)
     3.2       Amended Certificate of Incorporation(10)
     3.3       Bylaws(1)
     4.1 Warrant Agency Agreement with Continental Stock Transfer & Trust Company(3)
     4.2       Specimen Common Stock Certificate (2)
     4.3       Specimen Class A Warrant Certificate(2)
     4.4       Form of Class A Warrant Agreement(2)
     4.5       Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
     4.6 Warrant to Purchase Common Stock with Note Holders re bridge financing (1)
     4.7       Specimen Series C Convertible Preferred Stock Certificate(4)
     4.8 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(4)
     4.9       Specimen Series D Convertible Preferred Stock Certificate (5)
     4.10 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (6)
     4.11      Warrant to Purchase Common Stock with Cyndel & Co. (5)
     4.12      Warrant Agreement with KSH Investment Group, Inc. (5)
     4.13      Warrant to Purchase  Common Stock with R.F.  Lafferty & Co., Inc.
               (5)
     4.14      Warrant to Purchase Common Stock with Dr. Michael B. Limberg (6)
     4.15      Warrant to Purchase Common Stock with John W. Hemmer (6)
     4.16      Stock Purchase Warrant with Triton West Group, Inc.(8)
     4.17      Warrant  to  Purchase  Common  Stock with KSH  Investment  Group,
               Inc.(8)
     4.18 Warrant to Purchase Common Stock with Consulting for Strategic Growth, Ltd.(8)
     4.19 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock
     5.1       Opinion of Mackey Price & Thompson
     10.1      Exclusive Patent License Agreement with PhotoMed(1)
     10.2      Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
     10.3      1995 Stock Option Plan (1)
     10.4 Stock Purchase Agreement with Ocular Blood Flow, Ltd. and Malcolm Redman (6)
     10.5      Consulting Agreement with Malcolm Redman (6)
     10.6      Royalty Agreement with Malcolm Redman (6)
     10.7      Registration Rights with Malcolm Redman (6)
     10.8      Agreements with Steven J. Bayern and Patrick M. Kolenik (7)
     10.9      Private  Equity Line of Credit  Agreement with Triton West Group,
               Inc. (8)
     10.10 Asset Purchase Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P.(9)
     10.11 Escrow Agreement with Innovative Optics, Inc., Barton Dietrich Investments, L.P. (9)
     10.12     Assignment  and  Assumption  Agreement  with  Innovative  Optics,
               Inc.(9)
     10.13     General  Assignment  and  Bill of Sale  with  Innovative  Optics,
               Inc.(9)
     10.14     Non-Competition  and  Confidentiality  Agreement  with  Mario  F.
               Barton(9)
     10.15     Termination of Employment Agreement with Mark R. Miehle(11)
     10.16     Consulting Agreement with Mark R. Miehle(11)
     10.17     Employment Agreement with Jeffrey F. Poore (12)
     31.1      Certification  pursuant  to18 U.S.C.  Section  1350 as enacted by
               Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2      Certification  pursuant  to18 U.S.C.  Section  1350 as enacted by
               Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
     32.2 Certification pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
    -----------------

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


     (b)  Reports on Form 8-K
          -------------------

         No reports were filed by the Company during the quarter ended September 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PARADIGM MEDICAL INDUSTRIES, INC.



March 11, 2004                              /s/ Jeffrey F. Poore
                                           -------------------------------------
                                           Jeffrey F. Poore
                                           President and Chief Executive Officer



March 11, 2004                              /s/ Luis A. Mostacero
                                           -------------------------------------
                                           Luis A. Mostacero, Controller