Form 10KSB
period 2003-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2004-04-14
CIK 916444

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2003, or

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

              Class A Warrant to Purchase One Share of Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended December 31, 2003 were $3,059,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of registrant's most recently completed second fiscal quarter was $6,690,000 based on the closing price on that date on the OTC Bulletin Board.

As of March 31, 2004, Registrant had outstanding 25,509,868,shares of common stock, 5,627 shares of Series A preferred stock, 8,986 shares of Series B preferred stock, no shares of Series C preferred stock and 5,000 shares of Series D preferred stock, 1,000 shares of Series E preferred stock, 4,598.75 shares of Series F preferred stock, and 1,981,560 shares of Series G preferred stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Additional documents set forth in Part IV hereof are incorporated by reference.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

Item 1. Description of Business

General

         The Company develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic instrumentation and related accessories, including disposable products. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company markets two cataract surgery systems with related accessories and disposable products. The Company's cataract removal system, the Photon(TM) laser system, is a laser cataract surgery system marketed as the next generation of cataract removal. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2003, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the company improves. Due to the lack of FDA approval and the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the majority of the inventory associated with the Photon(TM). In addition, most inventory associated with the Precisionist Thirty Thousand(TM) has been reserved for due to the estimated lack of recoverability. The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products. The Photon(TM) can be sold in markets outside of the United States. Both the PhotonTM and the Precisionist ThirtyThousand TM are manufactured as an Ocular Surgery Workstation(TM). The Company is considering marketing the Photon(TM) and other lasers for use in eye care.

         The  Company's   diagnostic  products  include  a  pachymeter,   a  P55
pachymetric analyzer, a P37 Ultrasonic A/B Scan, a P40 UBM Ultrasound Biomicroscope, a perimeter, a corneal topographer and the Blood flow Analyzer(TM). The diagnostic ultrasonic products including the P55 pachymetric analyzer, the P37 Ultrasonic A/B Scan and the P40 UBM Ultrasound Biomicroscope were acquired from Humphrey Systems, a division of Carl Zeiss in 1998. The Company developed and offered for sale in the fall of 2000 the P45, which combines the P37 Ultrasonic A/B Scan and the UBM biomicroscope in one machine. The perimeter and the corneal topographer were added when the Company acquired the outstanding shares of the stock of Vismed, Inc. d/b/a/ Dicon(TM) in June 2000. The Company purchased Ocular Blood Flow, Ltd. in June 2000 whose principal product is the Blood Flow Analyzer(TM). This product is designed for the measurement of intraocular pressure and pulsatile ocular blood flow volume for detection and monitoring of glaucoma. The Company is currently developing additional applications for all of its diagnostic products.

         A cataract is a condition that largely affects the elderly population, in which the natural lens of the eye hardens and becomes cloudy, thereby reducing visual acuity. Treatment consists of removal of the cloudy lens and replacement with a synthetic lens implant, which restores visual acuity. Cataract surgery is the single largest volume and revenue producing outpatient surgical procedure for ophthalmologists worldwide. The Health Care Finance Administration reports that in the United States approximately two million cataract removal procedures are performed annually, making this the largest outpatient procedure reimbursed by Medicare. Most cataract procedures are performed using a method called phacoemulsification or "phaco", which employs a high frequency (40 kHz to 60 kHz) ultrasonic probe needle device to fragment the cataract while still in the eye and remove it in pieces by suction through a small incision.

         In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(TM) for measurement of intraocular pressure and pulsatile ocular blood flow for the detection of glaucoma and other retina related diseases. Ocular blood flow is critical, the reduction of which may cause nerve fiber bundle death through oxygen deprivation, thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow Analyzer(TM) is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. In June 2000, the Company purchased Occular Blood Flow, Ltd., the manufacturer of the Blood Flow Analyzer(TM). The terms and conditions of the sale were $100,000 in cash and 100,000 shares of common stock. In April 2001, the Company received authorization to use a common procedure terminology or CPT code from the American Medical Association for procedures performed with the Blood Flow Analyzer(TM) , for reimbursement purposes for doctors using the device. However, certain payers have elected not to reimburse doctors using the Blood Flow Analyzer(TM).

         On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets with the Humphrey Systems Division of Carl Zeiss, Inc. to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are used in the manufacturing and marketing of an ultrasonic microprocessor-based line of ophthalmic diagnostic instruments, including the Ultrasonic Biometer Model 820, the A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging and end-user collateral materials for each of the product lines for the sum of $500,000, payable in the form of 78,947 shares of common stock which were issued to Humphrey Systems and 26,316 shares of common stock which were issued to business broker Douglas Adams. If the net proceeds received by Humphrey Systems from the sale of the shares issued pursuant to the Agreement was less than $375,000, after payment of commissions, transfer taxes and other expenses relating to the sale of such shares, the Company would be required to issue additional shares of common stock, or pay additional funds to Humphrey Systems as would be necessary to increase the net proceeds from the sale of the assets to $375,000. Since Humphrey Systems realized only $162,818 from the sale of 78,947 shares of its common stock, the Company issued 80,000 additional shares in January 1999 to enable Humphrey Systems to receive its guaranteed amount. The amount of $21,431 was paid to the Company as excess proceeds from the sale of this additional stock.

         The rights to the ophthalmic diagnostic instruments, which have been purchased from Humphrey Systems, complement both the Company's cataract surgical equipment and the Company's ocular Blood Flow Analyzer(TM). The Ultrasonic Biometer calculates the prescription for the intraocular lens to be implanted during cataract surgery. The P55 pachymetric measures corneal thickness for the new refractive surgical applications that eliminate the need for eyeglasses and for optometric applications including contact lens fitting. The P37 Ultrasonic A/B Scan combines the Ultrasonic Biometer and ultrasound imaging for advanced diagnostic testing throughout the eye and is a viable tool for retinal specialists. The P40 UBM Ultrasound Biomicroscope utilizes microscopic digital ultrasound resolution for detection of tumors and improved glaucoma management. The Company introduced the P45 in the fall of 2000, which combines the P37 Ultrasonic A/B Scan, and the Ultrasonic Biometer in one machine.

         On October 21, 1999, the Company purchased Mentor's surgical product line, consisting of the Phaco SIStem(TM), the Odyssey(TM) and the Surg-E-Trol(TM). This acquisition was an attempt to round out the Company's cataract surgery product line by adding entry-level, moderately priced cataract surgery products. The transaction was paid for with $1.5 million worth of the Company's common stock. Due to the lack of sales volume of these products, they were determined to be obsolete and a reserve was established to offset all inventory associated with these products. During the fourth quarter of 2003, the Company sold all inventory rights associated with the SIStem(TM) and Odyssey(TM) for $125,000.

         On June 5, 2000, the Company purchased Vismed Inc. d/b/a Dicon(TM) under a pooling of interest accounting treatment. The purchase included the Dicon(TM) perimeter product line consisting of the LD 400, the TKS 5000, the SSTTM, FieldLink(TM), FieldView(TM) and Advanced FieldView and the corneal topographer product line, the CT 200(TM), the CT 50 and an ongoing service and software business. Perimeters are used to determine retinal sensitivity testing the visual pathway. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Corneal topographers are used for the refractive surgical applications that eliminate the need for eyeglasses and for optometric applications including contact lens fitting.

         In January 2002, the Company purchased the Innovatome(TM) microkeratome of Innovative Optics, Inc. by issuing an aggregate of 1,272,825 shares of its common stock, warrants to purchase 250,000 shares of its common stock at $5.00 per share, exercisable over a period of three years from the closing date, and $100,000 in cash. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141.

         The Company acquired from Innovative Optics raw materials, work in process and finished goods inventories. Additionally, the Company acquired the furniture and equipment used in the manufacturing process of the microkeratome console and the inspection and packaging of the disposable blades. The Company was unsuccessful in supplying the disposable blades. The Company discontinued the marketing and sales efforts of this product during the third quarter of 2002. On April 1, 2002, the Company entered into a consulting agreement with John Charles Casebeer, M.D. to develop and promote the microkeratome. For Dr. Casebeer's services during the period from April 1, 2002 to September 30, 2002, the Company issued him a total of 43,684 shares of its common stock, representing payment of $100,000 in stock for his services. All assets acquired from Innovative Optics, including remaining inventory with a book value of $160,000 and equipment and intangible assets with a book value of $2,082,000, were written off during 2002.

         On September 19, 2002, the Company completed a transaction with International Bio-Immune Systems, Inc., a Delaware corporation , in which the Company acquired 2,663,254 shares, or 19.9% of the outstanding shares of its common stock, and warrants to purchase 1,200,000 shares of its common stock at $2.50 per share for a period of two years, through the exchange and issuance of 736,945 shares of its common stock, the lending of 300,000 shares of its common stock to the company and the payment of certain of its expenses through the issuance of an aggregate of 94,000 shares of its common stock to the company and its counsel.

         International Bio-Immune Systems, Inc. may sell the 300,000 shares of the Company's common stock loaned by the Company and the proceeds therefrom shall be deemed a loan from the Company payable on the earlier of September 19, 2002, or the closing of any private placement or public offering of the securities of International Bio- Immune Systems, any merger involving more than 50% of the outstanding shares of International Bio-Immune Systems, or any sale, dissolution, transfer, or assignment of corporate assets other than in the ordinary course of business. Interest shall accrue on the unpaid principal of the loan at the rate of 10% per annum. If International Bio- Immune Systems does not sell the shares by September 19, 2004, it is required to return the shares, or any amount which has not been sold, to us. International Bio-Immune Systems currently controls the voting decisions regarding these shares. The President and Chief Executive Officer of International Bio-Immune Systems is Leslie F. Stern, who exercises sole voting and investment powers regarding the shares.

         On December 3, 2003, the Company executed a purchase agreement with American Optisurgical, Inc. for the sale of the Mentor surgical products line, consisting of the Phaco SlStem(TM) and the Odyssey(TM). The assets sold in the transaction included patents, trademarks, software codes and programs, supplies, work in process, finished goods, and molds related to the equipment. The purchase price paid to the Company by American Optisurgical for the assets was $125,000. The purchase agreement also contained a noncompete provision in which the Company agreed for a period of three years from the closing date not to own, manage, operate or control any business that competes with cataract removal equipment substantially the same as the proprietary technology of the Phaco SlStem(TM) and the Odyssey(TM).

Background

          Corporate History: The Company's business originated with Paradigm Medical, Inc., a California corporation formed in October 1989. Paradigm Medical, Inc. developed its present ophthalmic business and was operated by its founders Thomas F. Motter and Robert W. Millar. In May 1993, Paradigm Medical, Inc. merged with Paradigm Medical Industries, Inc. At the time of the merger, the Company was a dormant public shell existing under the name French Bar Industries, Inc. French Bar had operated a mining and tourist business in Montana. Prior to its merger with Paradigm Medical, Inc. in 1993, French Bar had disposed of its mineral and mining assets in a settlement of outstanding debt and had returned to the status of a dormant entity. Pursuant to the merger, the Company caused a 1-for-7.96 reverse stock split of its shares of common stock. The Company then acquired all of the issued and outstanding shares of common stock of Paradigm Medical, Inc. using shares of its own common stock as consideration. As part of the merger, the Company changed its name from French Bar Industries, Inc. to Paradigm Medical Industries, Inc. and the management of Paradigm Medical, Inc. assumed control of the company. In April 1994, the Company caused a 1-for-5 reverse stock split of its shares of common stock. In February 1996, the Company re-domesticated to Delaware pursuant to a reorganization.

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

         Birth defects, trauma from accidents, disease and age related deterioration of the components of the eye could all contribute to eye disorders. The most common eye disorders are either pathological or refractive. Many pathological disorders of the eye can be corrected by surgery. These include cataracts (clouded lenses), glaucoma (elevated or low pressure in the eye), loss of nerve fibers resulting in loss of vision, corneal disorders such as scars, defects and irregular surfaces and vitro-retinal disorders such as the attachment of membrane growths to the retina causing blood leakage within the eye. All of these disorders can impair vision. Many refractive disorders can be corrected through the use of eyeglasses and contact lenses. Myopia
(nearsightedness), hyperopia (farsightedness) and presbyopia (inability to focus) are three of the most common refractive disorders.

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

         Surgical use of ultrasonics in ophthalmology is limited to treatment of cataract lenses in the eye through a procedure called phacoemulsification or
"phaco." A primary objective of cataract surgeries is the removal of the opacified (cataract) lens through an incision that is as small as possible. The opacified lens is then replaced by a new synthetic lens intraocular implant. Phaco technology involves a process by which a cataract is broken into small pieces using ultrasonic shock waves delivered through a hollow, open-ended metal needle attached to a hand-held probe. The fragments of cataracts tissue are then removed through aspiration. Phaco systems were first designed in the late 1960's after various attempts by surgeons to use other techniques to remove opacified lenses, including crushing, cutting, freezing, drilling and applying chemicals to the cataract. By the mid-1970's, ultrasound had proven to be the most effective technology to fragment cataracts. Market Scope's (Manchester,
Missouri), "The 2001 Report on the Worldwide Cataract Market", January 2001 indicates that phaco cataract treatment was the technology for cataract removal used in over 80% of surgeries in the United States and over 20% of all foreign surgeries.

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

         Lasers are widely accepted in the ophthalmic community for treatment of certain eye disorders and are popular for surgical applications because of their relatively non-invasive nature. In general, ophthalmic lasers, such as argon, Nd:YAG and excimer (argon-fluoride) are used to coagulate, cut or ablate targeted tissue. The argon laser is used to treat leaking blood vessels on the retina (retinopathy) and retinal detachment. The excimer laser is used in corneal refractive surgery. The Nd:YAG pulsed laser is used to perforate clouded posterior capsules (posterior capsulotomy) and to relieve glaucoma-induced elevated pressure in the eye (iridotomy, trabeulorplasty, transcleral cyclophotocoagulation). Argon, Nd:YAG and excimer lasers are primarily used for one or two clinical applications each. In contrast to these conventional laser systems, the Company's Photon(TM) laser cataract system is designed to be used for multiple ophthalmic applications, including certain new applications that may be made possible with its proprietary technology. Such new applications, however, must be tested in clinical trials and be approved by the FDA.

Products

         The Company's principal proprietary surgical products are systems for use by ophthalmologists to perform surgical treatment procedures to remove cataracts. The Company has complete ownership of each product with no technological licensing limitations.

         Precisionist ThirtyThousand(TM): The Precisionist ThirtyThousand(TM) is the Company's core phaco surgical technology. The Precisionist(TM) was placed into production and offered for sale in 1997. As a phaco cataract surgery system, the Company believes the Precisionist(TM) with its new fluidics panel is equal or superior to the present competitive systems in the United States.
However, due to the lack of recent sales, the majority of the Company's inventory associated with the Precisionist Thirty Thousand(TM) has been estimated to be obsolete and therefore a reserve for such inventory has been recorded. The system features a graphic color display and unique proprietary on-board computer and graphic user interface linked to a soft-key membrane panel for flexible programmable operation. The system provides real-time "on-the-fly" adjustment capabilities for each surgical parameter during the surgical procedure for high-volume applications. In addition, the Precisionist(TM) provides one hundred pre-programmable surgery set-ups, with a second level of sub-programmed custom modes within each major surgical screen (i.e., ultrasound phaco and irrigation/aspiration modes). The Precisionist(TM) features the Company's newly developed proprietary fluidics panel which is completely non-invasive for improved sterility and to provide a surgical environment in the eye that virtually eliminates fluidic surge and solves chamber maintenance problems normally associated with phaco cataract surgery. This new fluidics system provides greater control for the surgeon and allows the safe operation at much higher vacuum settings by sampling changes in aspiration 100 times per second. Greater vacuum in phaco surgery means less use of ultrasound or laser energy to fragment the cataract and less chance for surrounding tissue damage. In addition to the full complement of surgical modalities (e.g., irrigation, aspiration, bipolar coagulation and anterior vitrectomy), system automation includes "dimensional" audio feedback of vacuum levels and voice confirmation for major system functions, providing an intuitive environment in which the advanced phaco surgeon can concentrate on the surgical technique rather than the equipment. Sales of the Precisionist(TM) and related accessories were 0% and 3% of total revenues in the fiscal years 2003 and 2002, respectively.

         Ocular Surgery Workstation(TM): The Ocular Surgery Workstation(TM) comprises the base system of the Precisionist ThirtyThousand(TM) and is the first system to the Company's knowledge, which uses the expansive capabilities of today's advanced computer technology to offer seamless open architecture expandability of the system hardware and software modules. The Workstation(TM) utilizes an embedded open architecture computer developed for the Company and controlled by a proprietary software system developed by the Company that interfaces with all components of the system. Ultrasound, fluidics (irrigation), aspiration, venting, coagulation and anterior vitrectomy (pneumatic) are all included in the base model. Each component is controlled as a peripheral module within this fully integrated system. This approach allows for seamless expansion and refinement of the Workstation(TM) with the ability to add other hardware and software features. Expansion such as the Company's Photon(TM) laser system and hardware for additional surgical applications are easily implemented by means of a pre-existing expansion rack, which resides in the base of the Workstation(TM). These expanded capabilities could include, but would not be limited to laser systems, video surgical fiber optic imaging, cutting and electrosurgery equipment. However, there is no guarantee that the Workstation(TM) will be accepted in the marketplace. If the FDA approves the Photon(TM), the Company will refer to the Workstation(TM) as the Photon(TM) Ocular Surgery Workstation(TM). To date, the Company has not commercially developed or offered for sale any other added hardware or software features to its Workstation(TM).

         Photon(TM) Laser System: The Photon(TM) laser cataract system, which is still subject to FDA approval, is designed to be installed as a seamless plug-in upgrade or add-on to the Company's Precisionist(TM) Ocular Surgery Workstation(TM). The plug-in platform concept is unique in the ophthalmic surgical market for systems of this magnitude and presents a unique market opportunity for us. The main elements of the laser system are the Nd:YAG laser module, Photon(TM) laser software package and interchangeable disposable hand-held fiber optic laser cataract probe. The Photon(TM) laser utilizes the on-board microprocessor computer of the Workstation(TM) to generate short pulse laser energy developed through the patented LCP(TM) to targeted cataract tissue inside the eye, while simultaneously irrigating the eye and aspirating the diseased cataract tissue from the eye. The probe is smaller in diameter than conventional ultrasound phaco needles and presents no damaging vibration or heat build-up in the eye. The Company's Phase I clinical trials demonstrated that this probe could easily reduce the size of the cataract incision from 3.0 mm to under 2.0 mm thereby reducing surgical trauma and complementing current foldable intraocular implant technology.

          The laser probe may also eliminate any possibility for burns around the incision or at the cornea and may therefore be used with cataract surgery techniques that utilize a more delicate clear cornea incision which can eliminate sutures and be conducted with topical anesthesia. However, this system may not effectively remove harder grade cataracts. Harder grade cataracts can be removed using the already existing ultrasound capability of the
Precisionist(TM). Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2003, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. Due to the lack of uncertainty surrounding the timetable for obtaining FDA approval and the lack of significant revenue for the surgical products, the Company has recorded an inventory reserve against the majority of the inventory associated with the Photon(TM) and the Precisionist Thirty Thousand (TM). The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products.

         At some point in the future, the Company may intend, subject to economic feasibility and the availability of adequate funds, to refine the laser delivery system and laser cataract surgical technique used on soft cataracts through expanded research and clinical studies. Subject to the aforementioned constraints, the Company intends to refine the fluidics management system by improving chamber maintenance during surgical procedures and to develop techniques to optimize time and improve invasive techniques through expanded research and clinical studies. As for as the Company can determine, no integrated single laser photofragmenting probe is presently available on the market that uses laser energy directly, contained in an enclosed probe, to denature cataract tissue at a precise location inside the eye while simultaneously irrigating and aspirating the site.

         The Company's laser system is based upon the concept that pulsed laser energy produced with the micro-processor controlled Nd:YAG laser system provides ophthalmic surgeons with a more precise and less traumatic alternative in cataract surgery. Although conventional ultrasonic surgical systems have proven effective and reliable in clinical use for many years, their use of high frequency shock waves and vibration to fragment the cataract can make the procedure difficult and can present risk of complication both during and after surgery. In contrast, the Company's laser system, which utilizes short centralized energy bursts, should permit the delivery of the laser beam with less trauma to adjacent tissue. Therefore, unlike ultrasonic systems, whose vibrations and shock waves affect (and can damage) non-cataracts tissues within the eye, the Company's Photon(TM) laser cataract system should only affect tissues with which it comes into direct contact.

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

         The Photon(TM) Ocular Surgery Workstation(TM) has not been commercially developed with any other added hardware or software features. There is no guarantee that the ophthalmic surgery market will accept the laser in this capacity or that the FDA will grant approval. Regulatory approval would require completion of pending Photon(TM) clinical trials and resubmission of a 510(k) predicate device application to the FDR. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2003, diagnostic products consisting mainly of the P40 UBM Ultrasound Biomicroscope, perimeter, CT 50 Corneal Topographer, and Blood Flow Analyzer(TM) are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the company improves. The
Company's focus is not on any specific diagnostic product or products, but rather on the entire group of diagnostic products.

         The SIStem(TM): The SIStem(TM) has been the Company's entry-level phacoemulsification system. The SIStem(TM) was designed to be a full-featured, cost-effective, reliable phaco machine; however, due to the lack of sales in 2002, the product was determined to be obsolete. Sales of the SIStem(TM) and related accessories represented approximately 10% and 4% of the total revenues for fiscal years 2003 and 2002, respectively. On December 3, 2003, the Company completed the sale of the SIStem(TM), including patents, trademarks, software codes and programs, supplies, work in process, finished goods and molds, to American Optisurgical, Inc.

         Surgical Instruments and Disposables: In addition to the cataract surgery equipment, the Company's surgical systems utilize or will utilize accessory instruments and disposables, some of which are proprietary to us. These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, instrument drapes and laser cataract probes. The Company intend to expand its disposable accessories as it further penetrates the cataract surgery market and expands the treatment applications for its Workstation(TM). These products contributed approximately 0% and 3% of total revenues for 2003 and 2002, respectively.

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

         Blood Flow Analyzer(TM): In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(TM) for early detection and treatment management of glaucoma and other retina related diseases. The device measures not only intraocular pressure but also pulsatile ocular blood flow, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow Analyzer(TM) is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. This was its first diagnostic eye care device. The device is a portable desktop system that utilizes a proprietary and patented pneumatic Air Membrane Applanation Probe(TM) or AMAP(TM), which can be attached to any model of standard examination slit lamp, which is then placed on the cornea of the patient's eye to measure the intraocular pressure within the eye. The device is unique in that it reads a series of intraocular pressure pulses over a short period of time (approximately five to ten seconds) and generates a waveform profile, which can be correlated to blood flow volume within the eye. A proprietary software algorithm developed by David M. Silver, Ph.D., at Johns Hopkins University, calculates the blood flow volume. The device presents a numerical intraocular pressure reading and blood flow analysis rating in a concise printout, which is affixed to the patient history file. In addition, the data generated by the device can be downloaded to a personal computer system for advanced database development and management.

         The Company markets the Blood Flow Analyzer(TM) as a stand-alone model packaged with a custom built computer system. The Blood Flow Analyzer(TM)
utilizes a single-use disposable cover for the Air Membrane Applanation Probe(TM), a corneal probe which is shipped in sterile packages. The probe tip cover provides accurate readings and acts as a prophylactic barrier for the patient. The device has been issued a patent in the European Economic Community and the United States and has a patent pending in Japan. The FDA cleared the Blood Flow Analyzer(TM) for marketing in June 1997 and the Company commenced selling the system in September 1997. In addition to the Humphrey products, this diagnostic product allowed the Company to expand its market to approximately 35,000 optometry practitioners in the United States in addition to the approximately 18,000 ophthalmic practitioners who currently perform eye surgeries and are candidates for the Company's surgical systems.

         In April 2001, the Company received written authorization from the CPT Editorial Research and Development Department of the American Medical Association to use common procedure terminology or CPT code number 92120 for its Blood Flow Analyzer(TM), for reimbursement purposes for doctors using the device. However, certain payers have elected not to reimburse doctors using the

Blood Flow Analyzer(TM). The Company is continuing its aggressive campaign to educate the payers about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the doctors. Currently, there is reimbursement by insurance payors to doctors using the Blood Flow Analyzer(TM) in 22 states and partial reimbursement in four other states. The amount of reimbursement to doctors using the Blood Flow Analyzer(TM) generally ranges from $56.00 to $76.00 per patient, depending upon the insurance payor. Insurance payors providing reimbursement for the Blood Flow Analyzer(TM) have the discretion to increase or reduce the amount of reimbursement. The Company is endeavoring to obtain reimbursement by insurance payors in other states where there is currently no reimbursement being made.

         The manufacturing activities for the Blood Flow Analyzer(TM) have been moved to the Salt Lake City facility from the outsourced plant located in England. On October 21, 2002, the Company received FDA approval on its 510(k) application for additional indications of use for the Blood Flow Analyzer(TM). The additional indications include pulsatile ocular blood flow and pulsatile ocular blood volume. These are diagnostic measurements that assess the hemodynamic and vascular health of the eye. Also, the Company is continuing its aggressive campaign to educate the insurance payers about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the doctors using its Blood Flow Analyzer(TM). Sales of the Blood Flow Analyzer(TM) and related accessories accounted for approximately 16% and 12% of total sales for the fiscal years ended December 31, 2003 and 2002, respectively.

         Dicon(TM) Perimeters: Dicon(TM) perimeters consist of the LD 400, the TKS 5000, the SST(TM), FieldLink(TM), FieldView(TM) and Advanced FieldView. Perimeters are used to determine retinal sensitivity testing the visual pathway. Perimeters have become a standard of care in the detection and monitoring of glaucoma worldwide. Perimetry is reimbursable worldwide. The Dicon(TM) perimeters feature patented kinetic fixation and voice synthesis now in 27 different languages. Software programs are sold to assist in the analysis of the test results. Sales of the perimeters and related accessories generated approximately 27% and 20% of the total revenues for 2003 and 2002, respectively.

         Dicon(TM) Corneal Topographers: Dicon(TM) corneal topographers include the CT 200(TM) and the CT 50. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Clinical applications for corneal topographers include refractive surgery that eliminates the need for eyeglasses and optometric applications including contact lens fitting. Revenues from the topographer and related accessories were 9% and 7% of the total revenues for 2003 and 2002, respectively. An enhanced version of the CT 200(TM), the CT 2000(TM), is scheduled to be introduced during the fourth quarter of 2003. The Company is completing the development of upgrades to the CT 200(TM) and the CT 50 Corneal Topographer, which will be operating upon completion of the upgrades with Windows XP software rather than the former Windows 95 operating systems. The Company is also revising its upgrade to offer the CT 200(TM) with Windows 2000 software rather than the Windows XP software that the Company announced in August 2003.

         P55 Pachymetric Analyzer: The ultrasonic pachymeter is used for measurement of corneal thickness. The Model P55 is positioned as a standard office pachymeter. This device is targeted to the refractive surgery market and contributed approximately 3% of the total revenues for both 2003 and 2002.

         P20 A-Scan Biometric Ultrasonic Analyzer: The A-Scan has been removed from the Company's line of diagnostic products. The A-Scan is a prerequisite procedure reimbursed by Medicare and is performed before every cataract surgery. Over 5,000 A-Scan systems have been installed in the worldwide market, representing a substantial market opportunity for software upgrades and extended warranty contract sales. A-Scan sales were approximately 2% of the total revenues for both 2003 and 2002.

         P37 A/B Scan Ocular Ultrasound Diagnostic: The A/B Scan is used by retinal sub-specialists to identify foreign bodies in the posterior chamber of the eye and to evaluate the structural integrity of the retina. The A/B Scan is attractive to the general ophthalmic community at large because of its lower price point. Sales from this product were approximately 4% and 7% of the total revenues for 2003 and 2002, respectively.

         P40 UBM Ultrasound Biomicroscope: The P40 UBM Ultrasound Biomicroscope was developed by Humphrey Systems in conjunction with the New York Eye and Ear Infirmary in Manhattan and the University of Toronto. The UBM biomicroscope, and its intellectual property were included in the purchase from Humphrey Systems and gives the Company the proprietary rights to this device. The UBM biomicroscope creates a high-resolution computer image of the unseen parts of the eye that is a "map" for the glaucoma surgeon. The UBM biomicroscope is an "enabling technology" for the ophthalmologist, one that the Company has repositioned for broader market sales penetration. Formerly sold only to glaucoma sub-specialty practitioners, the Company reintroduced the UBM biomicroscope at a price-point targeted for the average practitioners seeking to add glaucoma filtering surgical procedures and income to their cataract surgical practice.

         The P40 UBM Ultrasound Biomicroscope related surgical filtering procedures are fully reimbursable by Medicare and insurance providers. This untapped new market positions the Company with its proprietary UBM biomicroscope, and to its knowledge, the only commercially viable product of this type on the market, as a leader in the rapidly expanding glaucoma imaging and treatment segment. In the fall of 2000 the Company introduced the P45 UBM Ultrasonic Biomicroscope, which combines the P40 UBM Ultrasound Biomicroscope and the P37 A/B Scan Ocular Ultrasound Diagnostic in one instrument. The Company believes that by combining functions, the P45 will appeal to a broader market. The P40 UBM Ultrasound Biomicroscope and related accessories sales were approximately 7% and 12% of the total revenues for 2003 and 2002, respectively. The P45 UBM Ultrasound Biomicroscope and related accessories sales contributed approximately 13% and 12% of the total revenues for 2003 and 2002, respectively.

         In July of 2000, the Company received ISO 9001 and EN 46001 certification using TUV Essen as the notified body. Under ISO 9001certification, its products are now CE marked. The CE mark allows the Company to ship product for revenue into the European Community. The Company successfully retained its certification in 2002.

         Parts and Services: The parts and service revenue from the repair and service of equipment sold accounted for approximately 8% and 11% of total revenues in 2003 and 2002, respectively.

         Sales of other products represented approximately 1% and 4% of total revenues in 2003 and 2002, respectively.

         The following table identifies each product class, status of commercial development, the percentage of sales contributed by that class, reimbursement status, and status of applicable United States and foreign regulatory approvals:

                                                                                           %
                                                       Commercial       Reimbursement     2003        Regulatory
       Product (1)              Product Class          Development          Status        Sales       Approvals

P55 Pachymetric                System, Imaging,         Complete            Yes             3%     FDA 510(K) K844299*
Analyzer                    Pulsed Echo Diagnostic                                                 ISO 9001: 1994, EN ISO
                                                                                                   9001**

P20 A-Scan Biometric           System, Imaging,       Discontinued          Yes             2%     FDA 510(K) K844299*
Ultrasound  Analyzer             Pulsed Echo                                                       ISO 9001: 1994,
                                  Diagnostic                                                       EN ISO 9001**

P37 A/B Scan Ocular         Transducer, Ultrasonic      Complete            Yes             4%     FDA 510(K) K844299*
Ultrasound Diagnostic             Diagnostic                                                       ISO 9001: 1994,
                                                                                                   EN ISO 9001**

P40 UBM Ultrasound             System, Imaging,         Complete            Yes             7%     FDA 510(K) K844299*
Biomicroscope               Pulsed Echo Ultrasonic                                                 ISO 9001: 1994,
                                  Diagnostic                                                       EN ISO 9001**

P45 UBM Ultrasound             System, Imaging,         Complete            Yes             13%    FDA 510(K) K844299*
Biomicroscope,              Pulsed Echo Ultrasonic                                                 ISO 9001: 1994,
Workstation Plus                  Diagnostic                                                       EN ISO 9001**

BFA Ocular Blood Flow         Tonometer, Manual         Complete            Yes****        16%     FDA 510(K) K844299*
Analyzer(TM)and                     Diagnostic                                                     ISO 9001: 1994,
Disposables                                                                                        EN ISO 9001**

CT 200 Corneal               Topographer Corneal        Complete            Yes             9%     FDA 510(K) K844299*
Topography System                 AC-Powered                                                       ISO 9001: 1994,
                                  Diagnostic                                                       EN ISO 9001**

LD 400 Autoperimetry         Perimeter, Automatic       Complete            Yes            24%     FDA 510(K) K844299*
System                            AC-Powered                                                       ISO 9001: 1994,
                                  Diagnostic                                                       EN ISO 9001**

TKS 5000 Autoperimetry       Perimeter, Automatic       Complete            Yes             3%     FDA 510(K) K844299*
System                           AC-Powered,                                                       ISO 9001: 1994,
                                  Diagnostic                                                       EN ISO 9001**

Precisionist Thirty           Phacofragmentation        Complete            Yes             0%     FDA 510(K) K844299*
Thousand(TM), Ocular                                                                               ISO 9001: 1994,
Surgery Workstation                                                                                EN ISO 9001**
with
Surgical Equipment and
Disposables

SIStem(TM)and                   Phacofragmentation       Sold               Yes            11%     FDA 510(K) K844299*
Odyssey(2)

Photon(TM)Laser Ocular         Phacoemulsification      Complete             No             0%     IDE G940151
Surgery Workstation                BFA tips                                                        ISO 9001: 1994,
with Surgical Equipment                                                                            EN ISO 9001
and Disposables(3)

Parts and Services             Perimeter, BFA,          Complete            Yes             8%     FDA 510(K) K844299*
                                  Tonometer,                                                       ISO 9001:1994,
                                 Topographer,                                                      EN ISO 9001**
                            Ultrasound Workstations,
                                Systems, Imaging

--------------------------

(1) Except for the Photon(TM) Ocular Surgery Workstation, which can only be sold in countries outside the United States, these products can be sold in the United States and in foreign countries including but not limited to Argentina, Australia, Bangladesh, Borneo, Brazil, Canada, China, Czechoslovakia, Egypt, France, Germany, Greece, Hong Kong, India, Israel, Italy, Japan, Jordan, Korea, Malaysia, Mexico, New Zealand, Pakistan, Peru, Poland, Puerto Rico, Russia, Saudi Arabia, Spain, Sri Lanka, Taiwan, Thailand, Turkey, United Kingdom, and United Arab Emirates
(2) Due to the lack of recent sales volume, the inventory associated with the Precisionist Thirty Thousand (TM) and the SIStem(TM) has been deemed obsolete and a reserve has been recorded to offset such inventory.
(3) Due to the lack of recent evidence to support the recoverability of inventory associated with the Photon(TM), the Company has recorded a reserve to offset the majority of such inventory on hand.
*        FDA 510(K) K844299  represents  domestic  clearance or approval by U.S.
         Food and Drug Administration
**       ISO 9001: 1994, EN ISO 9001 represents international approval
***      IDE G940151 represents approval for international distribution only
**** Represents full reimbursement in 22 states and partial reimbursement in four other states.

         As detailed in the table above, except for the Photon(TM) Laser Ocular Surgery Workstation, which requires additional development and regulatory approvals, the Company's current products are developed and available for sale in the footnote (1) of the table. The Company's possible future efforts to finalize development of the Photon(TM) and obtain the necessary regulatory approvals would depend on its economic evaluations and adequate funding. If these efforts were undertaken but proved to be unsuccessful, the impact would include the costs associated with these efforts and the anticipated future revenues which the Company would not receive as expected. The Company anticipates that a majority of the estimated costs for Research and Development will be used for the enhancement and upgrading of its current products approved for sale. The Company is unable to provide an estimate of the details of possible liquidity needs and expected source of funds for possible future efforts to finalize development of the Photon(TM) and obtain the necessary regulatory approvals since this estimate would depend on a possible comprehensive economic evaluation.

         Any possible future efforts to complete development of the Photon(TM) and obtain the necessary regulatory approvals would depend on the Company's economic evaluations and adequate funding. If these efforts were undertaken but proved to be unsuccessful, the impact would include the costs associated with these efforts and the anticipated future revenues that the Company would not receive as expected. The Company anticipates that a majority of the estimated costs for research and development will be used for the enhancement and upgrading of its current products being offered for sale. The Company is unable to provide a detailed estimate of possible liquidity needs and expected sources of funds for possible future efforts to complete development of the Photon(TM) and obtain the necessary regulatory approvals since this estimate would depend on a comprehensive economic evaluation.

         The Company currently purchases components and parts used in its products from a limited number of key suppliers. The Company's reliance on its principal suppliers could result in delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and parts, and reduced control over pricing, quality and timely delivery. The loss of any of these principal suppliers or the inability of a supplier to meet performance and quality specifications, requested quantities or delivery schedules could cause the Company's revenues to decline. In addition, any interruption or discontinuance in the supply of components or parts could have an adverse effect on the Company's business, results of operation and financial condition. The Company's principal suppliers include Capistrano Labs, US Ultrasound and Anello.

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

         Marketing Organization: The Company markets its products internationally through a network of dealers and domestically through direct sales representatives, independent sales representatives, and ophthalmic product distributors. As of December 31, 2003, the Company had five direct domestic sales representatives in the United States and 65 foreign dealers. These sales representatives are assigned exclusive territories and have entered into contracts with the Company that contain performance quotas. Domestic sales channels have been expanded to include independent sales representatives and distributors who began training on its products in August 2003. The Company also plans to continue to market its products by identifying customers through internal market research, trade shows and direct marketing programs. The Company also utilizes a Clinical Advisory Board comprised of leading ophthalmic surgeons in the United States and Europe who speak at conventions, train ophthalmologists and visit foreign doctors and dealers to promote its products.

         Product advertising is intended to be focused in the major industry trade newspapers. Most of the ophthalmologists or optometrists in the United States receive one or more of these magazines through professional subscription programs. The media has shown strong interest in the Company's technology and products, as evidenced by several recent front-page articles in these publications.

         Manufacturing and Raw Materials: Currently, the Company maintains a 23,238 square foot facility in Salt Lake City. The Company transferred the manufacturing activities for the Blood Flow Analyzer(TM) to San Diego from Occular Blood Flow, Ltd. in England during 2001. During the second quarter of 2002, the Company consolidated and closed the San Diego operations into the Salt Lake City facility. The facility accommodates its manufacturing, marketing and engineering capabilities. The Company manufactures under systems of quality control and testing, which complies with the Quality System Requirements established by the FDA, as well as similar guidelines established by foreign governments, including the CE Mark and IS0-9001.

         The Company subcontracts the manufacturing of some of its ancillary instruments, accessories and disposables through specified vendors in the United States. These products are contracted in quantities and at costs consistent with its financial purchasing capabilities and pricing needs. The Company manufactures certain accessories and fluidics surgical tubing sets at its facility in Salt Lake City.

         Product Service and Support: Service for the Company's products is overseen from its Salt Lake City location and is augmented by its international dealer network who provide technical service and repair. Installation, on-site training and a limited product warranty are included as the standard terms of sale. The Company provides distributors with replacement parts at no charge during the warranty period. International distributors are responsible for installation, repair and other customer service to installed systems in their territory. All systems parts are modular sub-components that are easily removed and replaced. The Company maintains adequate parts inventory and provides overnight replacement parts shipments to its dealers.

         On July 11, 2002, the Company entered into a Major Account Facilitator Contract with Peter Kristensen and F. Briton McConkie. Under the terms of the contract, Messrs. Kristensen and McConkie agreed to serve as intermediators between the Company and an international agent or customer that would result in an order for 150 Photon(TM) laser systems in Asia. The contract provides that upon execution, the Company is to issue 100,000 shares of its common stock to Messrs. Kristensen and McConkie to cover all expenses associated with the pursuit of the transaction, and upon presentation of a verified order to us, the Company has agreed to issue an additional 100,000 shares of common stock to Messrs. Kristensen and McConkie. Upon completion, and delivery and receipt of payment in full from the international agent or customer for the 150 Photon(TM) laser systems, Messrs. Kristensen and McConkie would be issued an additional 480,000 shares of common stock for serving as transaction facilitator. The Company has issued a total of 100,000 shares of its common stock to Messrs. Kristensen and McConkie pursuant to the terms of the contract.

         Messrs. Kristensen and McConkie have retained Ralph Thompson of Novus Technologies, a Utah based firm, to assist in the marketing and sales of the Company's Photon(TM) laser system in Asia. Mr. Thompson, who lived in China for over 10 years, represents U.S. businesses doing business in China. He currently makes trips to China on a regular basis on behalf of the businesses he represents. Although Mr. Thompson continues to represent the Company in the sale of its Photon(TM) laser system in Asia, he has not been successful to date in selling its Photon(TM) laser system to any customers in China or other Asian countries.

Research and Development

         The Company's primary market for its surgical products is the cataract surgery market. However, the Company believes that its laser systems may potentially have broader ophthalmic applications. Consequently, the Company believes that a strong research and development capability is important for its future. In addition to its expanded in-house research and development capabilities, the Company has enlisted several recognized and respected consultants and other technical personnel to act in technical and medical advisory capacities.

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

         Research, development and service expenses (which includes production and manufacturing support and the service department expenses) decreased by $1,786,000, or 63%, to $1,033,000 for the twelve months ended December 31, 2003, from $2,819,000 for the same period in 2002. Pursuant to the asset purchase agreement with Innovative Optics, Inc., the Company issued 477,000 shares of its common stock, which was valued at $630,000 based upon the current market value of the stock at the time of issue. This amount was recorded in 2002 as in-process research and development costs related to the blade cost reduction project. No such expense was recorded in 2003. Consulting fees related to software development and enhancements increased to $197,000 during 2003 from $111,000 for the same period in 2002. None of the costs of research and development activities during 2003 and 2002 was borne directly by customers.

         From December 1, 2000 to November 30, 2002, the Company entered into a series of consulting agreements with Michael B. Limberg, M.D., in which he agreed to evaluate new technologies and instruments for us. For his services during that period, the Company issued Dr. Limberg a total of 48,000 shares of its common stock and warrants to purchase 300,000 shares of common stock at exercise prices ranging from $4.00 to $6.75 per share.

         During the period in which Thomas F. Motter served as the Company's Chairman and Chief Executive Officer, he formed a clinical advisory board and met from time to time with the board. Jeffrey F. Poore, who served as the Company's President and Chief Executive Officer from March 2003 to March 2004, decided not to utilize the clinical advisory board. Instead, he consulted with former members of the advisory board on an informal basis. The Company currently has no agreements with any former members of the clinical advisory board and none of these former members hold or own any rights to its products or technologies.

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

         The Cataract Surgical System Industry. The major manufacturers utilizing ultrasonic technology offer products currently in use. Those systems rely on accessories including single-use cassette packs and other ancillary surgical disposables such as saline solution, sutures and intraocular lenses for their profits. The cassette packs are required for fluid and tissue collection during the surgical procedure. The cassette packs are generally unique and proprietary to their respective systems and represent a barrier to entry for third-party, lower-cost after-market suppliers. While there is growing market resistance in the United States and internationally to single-use cassettes, anticipates that manufacturers of ultrasound equipment will continue to develop and enhance their present ultrasound products in order to protect their investments in system and cassette technology and to protect their profits from sales of these cassettes and accessories. The Company's Precisionist Thirty Thousand(TM) ultrasonic phaco system has the ability to use either reusable or single-use disposable components. The Photon(TM) laser cataract system will utilize probes and cassette packs designed for single-use and semi-disposable instruments priced at a level consistent with the demands of health care cost containment. This will allow the health care providers a substantial measure of cost containment, while providing the Company with the quality control and income capability of cassette sales.

         The international market, with significantly lower medical budgets, has not been able to justify the expense of using disposable components. Budgetary constraints have limited current manufacturers from gaining a significant share of the international ultrasound equipment market, and have provided a niche for the emerging smaller companies discussed above.

         Ultrasound Equipment Manufacturers. As a relatively recent entrant into the cataract surgical equipment market with a newer equipment line, the Company is establishing itself and, as yet, does not hold a significant share of the market. The Company currently recognize Bausch & Lomb, Alcon Laboratories, and Allergan Medical Optics as its primary competitors in the ultrasound phaco cataract equipment market.

         Laser Equipment Manufacturers. There are several other companies attempting to develop laser equipment for cataract surgery. These companies can be differentiated by the laser wavelength employed for the cataract surgery. Based on the information currently available to us; Er:YAG laser wavelength appears to offer a less viable means of removing cataracts than the Nd:YAG wavelength used by the Photon(TM). One competitor uses a Nd:YAG wavelength, however the laser is used only to vibrate an ultrasonic needle. Thus the device remains an ultrasonic system subject to same risk factors of phaco, thereby eliminating the benefits of using a laser to remove the cataract. The Company also believes that its product is sufficiently distinctive and, if properly marketed, can capture a significant share of the cataract surgical device market. However, there are substantial risks in undertaking a new venture in an established and already highly competitive industry. In the short-term, the Company is seeking to exploit these opportunities. Depending upon further developments, the Company may ultimately exploit those opportunities through a merger with a stronger entity already established or one that desires to enter the medical industry.

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

         The Company is subject to intense competition in the ophthalmic diagnostic market from well-financed, established companies with recognizable trade names and product lines and new and developing technologies. The industry is dominated by several large entities which the Company believes accounts for the majority of diagnostic equipment sales. The Company continues to derive revenues from the sale of its ultrasound diagnostic equipment and blood flow analyzer. The blood flow analyzer is designed to detect glaucoma in an earlier stage than is presently possible. In addition, the device performs tonometry and blood flow analysis. Other ophthalmic diagnostic devices that do not detect glaucoma in the early stages of the disease as does the Company's analyzer retail at comparable prices. Thus, the Company believes that it can compete in the diagnostic market place based upon the lower price and improved diagnostic functions of the analyzer.

Intellectual Property Protection

         The Company's cataract surgical products are proprietary in design, engineering and performance. Its surgical ultrasonic products have not been patented to date because the primary technology for ultrasonic tissue fragmentation, as available to all competitors in the market, is mainly in the public domain.

         The Company acquired proprietary intellectual property in the transaction with Humphrey Systems when the Company purchased the diagnostic ultrasonic product line in 1999. This technology uses ultrasound to create a high-resolution computer image of the unseen parts of the eye that is a "map" for the practitioner. The P40 UBM Ultrasound Biomicroscope, one of the ultrasonic products the Company purchased, is subject to a license agreement dated September 27, 1990, with Sunnybrook Health Science Center. Under the terms of the license agreement, the Company has the exclusive worldwide rights to manufacture and sell the UBM biomicroscope, for which the Company is required to pay a royalty of $150 for each licensed product sold. The license agreement was automatically terminated by its terms on September 27, 2002, at which time the Company has a royalty free world-wide license to use and sell the P40 UBM Ultrasound Biomicroscope. However, the Company has a continuing obligation after such termination to continue to use and sell the biomicroscope only in the field of ophthalmology.

         The Photon(TM) laser cataract probe is protected under a United States patent issued to Daniel M. Eichenbaum, M.D. in 1987 and subsequently assigned to PhotoMed International, Inc. and a Japanese patent issued to the Company in 1997 for the utility and methods of laser ablation, aspiration and irrigation of tissue through a hand-held probe of a unique design. The United States patent is due to expire in September 2004.

         The Company secured the exclusive worldwide rights to this patent shortly after its issue, and to the international patents pending, from PhotoMed by means of a license agreement dated July 7, 1993. The license agreement provides the Company with the rights to manufacture, distribute and sell a laser system using the Photon(TM) laser cataract probe and related components to customers on a world wide basis, for which PhotoMed is to receive a 1% royalty on all net sales of such systems and related components sold worldwide.

         Under the license agreement PhotoMed is entitled to all royalty payments from net sales at the time of billing to the purchaser or within 30 days of the date of shipment, whichever occurs first. The Company is required each quarter to prepare a summary of sales and the royalties to which PhotoMed is entitled to be paid. The sales summary must list the number of surgical systems and disposable units sold in each country, the dollar value of gross and net sales, the amount of the royalty to which PhotoMed is entitled, and any other information requested by PhotoMed from time to time. Under the terms of the agreement, the Company has agreed to be actively engaged in either research and development of a saleable product utilizing the patent or in marketing and selling such a product.

         The license agreement was amended on December 5, 1997 to allow PhotoMed the right to conduct research, development and marketing utilizing the patent in certain medical subspecialties other than ophthalmology for which the Company would receive royalty payments equal to 1% of the proceeds from the net sales of products utilizing the patent. The license agreement expires when the United States patent rights expire in September 2004, but the license agreement shall be automatically extended or renewed for any term of extension or renewal awarded for the patent rights. In addition, the Company has the right to terminate the license agreement at any time after July 7, 2003 upon 90 days prior written notice to PhotoMed.

         PhotoMed and Dr. Eichenbaum brought legal action against the Company on September 11, 2000 involving an amount of royalties that are allegedly due and owing to them from the sale of equipment by us. The Company has paid $14,736 to bring all royalty payments up to date through June 30, 2001. The Company has been working with PhotoMed and Dr. Eichenbaum to ensure that the royalty calculations have been correctly made. It is anticipated that once the parties agree on the correct royalty calculations, the legal action will be dismissed. However, if the partes are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend the complaint to request termination of the license agreement and, if successful, the Company would lose its rights to manufacture or sell the Photon(TM) laser system.

         The Photon(TM) laser cataract probe is also protected under a United States patent issued to the Company in 2002 for a laser surgical device for the removal of intraocular tissue including a handpiece and a trap. The patent is due to expire in August 2019. There are also two pending United States patents relating to the Photon(TM) laser cataract probe.

         The Blood Flow Analyzer(TM) has been granted a patent in the United Kingdom in 1998 and in the United States in 1999, and has a patent pending in Japan. These patents relate to pneumatic pressure probes for use in measuring change in intra-ocular pressure and in measuring pulsatile ocular blood flow. The United States patent rights expire in January 2019 and the United Kingdom patent rights expire in November 2015.

         The Dicon(TM) Perimeter and the Dicon(TM) Corneal Topographer each have a U.S. patent with a wide scope of claims. The United States patent for the Dicon(TM) Perimeter was issued in 1991 and the patent rights expire in March 2010. The United States patent for the Dicon(TM) Corneal Perimeter was issued in 2002 and the patent rights expire in January 2018.

         The Company's trademarks are important to its business. It is its policy to pursue trademark registrations for its trademarks associated with its products as appropriate. Also, the Company relies on common law trademark rights to protect its unregistered trademarks, although common law trademark rights do not provide the Company with the same level of protection as would U.S. federal registered trademarks. Common law trademark rights only extend to the geographical area in which the trademark is actually used while U.S. federal registration prohibits the use of the trademark by any party anywhere in the United States.

         The Company also relies on trade secret law to protect some aspects of its intellectual property. All of its key employees, consultants and advisors are required to enter into a confidentiality agreement with us. Most of its third-party manufacturers and formulators are also bound by confidentiality agreements with us.

Regulation

         The FDA under the Food, Drug and Cosmetics Act regulates the Company's surgical and diagnostic systems as medical devices. As such, these devices require premarket clearance or approval by the FDA prior to their marketing and sale. Such clearance or approval is premised on the production of evidence sufficient for the Company to show reasonable assurance of safety and effectiveness regarding its products. Pursuant to the Food, Drug and Cosmetics Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States and the export of medical devices from the United States. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial of premarket clearance or approval for devices. Recommendations by the FDA that the Company not be allowed to enter into government contracts and criminal prosecution may also be made.

         Following the enactment of the Medical Device Amendments to the Food, Drug and Cosmetics Act in May 1976, the FDA began classifying medical devices in commercial distribution into one of three classes: Class I, II or III. This classification is based on the controls that are perceived to be necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those devices, the safety and effectiveness of which can reasonably be ensured through general controls, such as adequate labeling, advertising, pre-marketing notification and adherence to the FDA's Quality System
Requirements regulations. Some Class I devices are exempt from some of the general controls. Class II devices are those devices the safety and effectiveness of which can reasonably be assured through the use of special controls, such as performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices are devices that must receive pre-marketing approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices, or to new devices that have been found not to be substantially equivalent to legally marketed devices.

         There are two principal methods by which FDA approval may be obtained. One method is to seek FDA approval through a pre-marketing notification filing under Section 510(k) of the Food, Drug and Cosmetics Act. If a manufacturer or distributor of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-1976 Class III medical device for which the FDA has not called for a pre- marketing approval, the manufacturer or distributor may seek FDA Section 510(k) pre-marketing clearance for the device by filing a Section 510(k) pre-marketing notification. The Section 510(k) notification and the claim of substantial equivalence will likely have to be supported by various types of data and materials, possibly including clinical testing results, obtained under an Investigational Device Exemption granted by the FDA. The manufacturer or distributor may not place the device into interstate commerce until an order is issued by the FDA granting pre-marketing clearance for the device. There can be no assurance that the Company will obtain Section 510(k) pre-marketing clearance for any of the future devices for which the Company seeks such clearance including the Photon(TM) laser system.

         The FDA may determine that the device is "substantially equivalent" to another legally marketed Class I, Class II or pre-1976 Class III device for which the FDA has not called for a pre-marketing approval, and allow the proposed device to be marketed in the United States. The FDA may determine, however, that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. A "not substantially equivalent" determination or a request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on its business, operating results and financial condition.

         The alternate method to seek approval is to obtain pre-marketing approval from the FDA. If a manufacturer or distributor of a medical device cannot establish that a proposed device is substantially equivalent to another legally marketed device, whether or not the FDA has made a determination in response to a Section 510(k) notification, the manufacturer or distributor will have to seek pre-marketing approval for the proposed device. A pre-marketing approval application would have to be submitted and be supported by extensive data, including preclinical and clinical trial data to prove the safety and efficacy of the device. If human clinical trials of a proposed device are required and the device presents a significant risk, the manufacturer or the distributor of the device will have to file an Investigational Device Exemption application with the FDA prior to commencing human clinical trials. The Investigational Device Exemption application must be supported by data, typically including the results of animal and mechanical testing. If the Investigational Device Exemption application is approved, human clinical trials may begin at a specific number of investigational sites, and the approval letter could include the number of patients approved by the FDA.

         An Investigational Device Exemption clinical trial can be divided into several parts or phases. Sometimes, a company will conduct a feasibility study (Phase I) to confirm that a device functions according to its design and operating parameters. This is a usual clinical trial site. If the Phase I results are promising, the applicant may, with the FDA's permission, expand the number of clinical trial sites and the number of patients to be treated to assure reasonable stability of clinical results. Phase II studies are performed to confirm predictability of results and the absence of adverse reactions. The applicant may, upon receipt of the FDA's authorization, subsequently expand the study to a third phase with a larger number of clinical trial sites and a greater number of patients. This involves longer patient follow-up times and the collection of more patient data. Product claims, labeling and core data for the pre-marketing approval are derived primarily from this portion of the clinical trial. The applicant may also, upon receipt of the FDA's permission, consolidate one or more of such portions of the study. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. Although both approval methods may require clinical testing of the device in question under an approved Investigational Device Exemption, the pre-marketing approval procedure is more complex and time consuming.

         Upon receipt of the pre-marketing approval application, the FDA makes a threshold determination whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the pre-marketing approval is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA has by regulation 90 days to review it; however, the review time is often extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's Quality System Requirements prior to approval of a pre-marketing application. While the FDA has responded to pre-marketing approval applications within the allotted time period, pre-marketing approval reviews generally take approximately 12 to 18 months or more from the date of filing to approval. The pre-marketing approval process is lengthy and expensive, and there can be no assurance that such approval will be obtained for any of the Company's products determined to be subject to such requirements. A number of devices for which other companies have sought pre-marketing approval have never been approved for marketing.

         Any products manufactured or distributed by the Company pursuant to a premarket clearance notification or pre- marketing approval are or will be subject to pervasive and continuing regulation by the FDA. The Food, Drug and Cosmetics Act also requires that the Company's products be manufactured in registered establishments and in accordance with Quality System Requirements regulations. Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of medical devices is also subject to regulation in certain instances. In addition, the use of the Company's products may be regulated by various state agencies. All lasers manufactured for the Company are subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users pursuant to specific performance standards, and to comply with labeling and certification requirements. Various warning labels must be affixed to the laser, depending on the class of the product, as established by the performance standards.

         Although the Company believes that it currently complies and will continue to comply with all applicable regulations regarding the manufacture and sale of medical devices, such regulations are always subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in review guidelines, regulations or administrative interpretations by the FDA or other regulatory bodies, with possible retroactive effect, will not materially adversely affect us. In addition to the foregoing, the Company is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations and that such compliance will not have a material adverse effect upon the Company's ability to conduct business.

         The Company and the manufacturers of its products may be inspected on a routine basis by both the FDA and individual states for compliance with current Quality System Requirements regulations and other requirements.

         Congress has considered several comprehensive federal health care programs designed to broaden coverage and reduce the costs of existing government and private insurance programs. These programs have been the subject of criticism within Congress and the health care industry, and many alternative programs and features of programs have been proposed and discussed. Therefore, the Company cannot predict the content of any federal health care program, if any is passed by Congress, or its effect on the Company and its business. Some measures that have been suggested as possible elements of a new program, such as government price ceilings on non-reimbursable procedures and spending limitations on hospitals and other healthcare providers for new equipment, could have an adverse effect on its business, operating results or financial condition. Uncertainty concerning the features of any health care program considered by the Congress, its adoption by the Congress and the effect of the program on the Company's business could result in volatility of the market price of its common stock.

         Furthermore, the introduction of the Company's products in foreign countries may require it to obtain foreign regulatory clearances. The Company believes that only a limited number of foreign countries have extensive regulatory requirements, including France, Germany, Korea, China and Japan. The time involved for regulatory approval in foreign countries varies and can take a number of years. A number of European and other economically advanced countries, including Italy, Norway, Spain and Sweden, have not developed regulatory agencies for intensive supervision of such devices. Instead, they generally have been willing to accept the approval of the FDA. Therefore, a pre-marketing approval, Section 510(k) or approved Investigational Device Exemption from the FDA is tantamount to approval in those countries. These countries and most developing countries have simply deferred direct discretion to licensed practicing surgeons to determine the nature of devices that they will use in medical procedures. The Company's two ultrasound systems, the Photon(TM) laser cataract system it is developing and the ocular blood flow analyzer are all devices, which require FDA approval. Therefore, a significant aspect of the acceptance of the devices in the market is the Company's effectiveness in obtaining the necessary approvals. Having an approved Investigational Device Exemption allows the Company to export a product to qualified investigational sites.

Regulatory Status of Products

         All of the Company's products, with the exception of the Photon(TM), are approved for sale in the U.S. by the FDA under a 510(k). All of its products have been accepted for import into CE countries and various non-CE countries.

         The Company acquired permission from the FDA to export the Photon(TM) Laser Cataract System outside the United States under an open Investigational Device Exemption granted by the FDA in September 1994. Although the Photon(TM) laser cataract system is uniquely configured in an original and proprietary manner, the laser system, a Nd:YAG laser, is not proprietary to the device or the Company and is widely used in the medical industry and other industries as well. Of particular significance is the fact that this particular component has received previous market clearance from the FDA for other ophthalmic and medical applications. Also of significance is the Company's belief that the surgical treatment method used with the Photon(TM) laser is similar to the current ultrasound cataract treatment employed by ophthalmologists.

         The Company submitted a Premarket Notification 510(k) application to the FDA for the Photon(TM) laser cataract system in September 1993. The FDA requested clinical support data for claims made in the 510(k), and in October 1994 the Company submitted an Investigational Device Exemption application to provide for a "modest clinical study" in order to collect the data required by the FDA for clearance of the Photon(TM) laser cataract system. The FDA granted this Investigational Device Exemption in May 1995 for a Phase I Feasibility Study. The Company began human clinical trials in April 1996 and completed the Phase I study in November 1997. The Company started Phase II trials in September 1998 and completed numerous cases of treatment group and control group patients, which were included in its submission to the FDA.

         The Company received a warning letter dated August 30, 2000, from the Office of Compliance, Center for Devices and Radiological Health of the Food and Drug Administration relating to certain deficiencies in the human clinical trials for its Photon(TM) Laser Cataract System. The warning letter concerns the conditions found by the FDA during several audits at its clinical sites. The FDA's comments were isolated to the administrative procedures of compiling data from the clinical sites. The Company responded to the warning letter in a submission dated September 27, 2000. In the submission the Company took corrective action that included submitting a revised clinical protocol and case report forms and procedures for the collection and control of data. In a subsequent letter dated November 2, 2000 to us, the FDA granted conditional approval provided that the Company correct certain deficiencies. After providing several additional submissions to the FDA, the Company received a letter dated February 13, 2001 from the FDA stating that the deficiencies had been corrected and the clinical trials could continue.

         Subsequent to the warning letter, the Company received approval to continue its clinical trials, the results of which were included in its supplemental submission to the FDA in October 2001 for the existing (510)(k) predicate device application for the Photon(TM) laser system. In December 2001, the Company received a preliminary review from the FDA regarding the supplemental submission. As a result of that preliminary review, the Company submitted additional clinical information to the FDA on February 6, 2002. The application is receiving ongoing review by the FDA. On May 7, 2002, the Company received a letter from the FDA requesting further clinical information. The Company has generated additional clinical information in response to the letter and are uncertain if the Company will make a submission to the FDA with the additional clinical information. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. Its diagnostic products are currently its major focus and the Photon(TM) and other extensive research and development prospects have been put on hold pending future evaluation when the Company's financial position improves. Its focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products.

Employees

         As of December 31, 2003, the Company had 31 full-time employees. This number does not include its manufacturer's representatives who are independent contractors rather than its employees. The Company also utilizes several consultants and advisors. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. None of its employees are a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.

         In December 2001, the Company initiated the first phase of a corporate downsizing program to reduce its operating expenses. The Company implemented the second phase of its downsizing program in the second quarter of 2002, by closing and transferring its manufacturing from its site in San Diego, California to Salt Lake City, resulting in further reductions in operating expenses. As a result of the downsizing program and some resignations, the number of its employees has been reduced by 72% from 112 to 31 employees. The estimated cost savings from the downsizing program will be in excess of $2,000,000 annually. The costs of downsizing have included one-time expenses of approximately $43,000 for moving and travel. In addition, the Company incurred additional one-time expenses of approximately $18,000 for housing accommodations for key employees working in Salt Lake City. The Company realized a net cost savings from downsizing of approximately $2,394,000 in 2002.

Item 2. Description of Property

         The Company's executive offices are currently located at 2355 South 1070 West, Salt Lake City, Utah. This facility consists of approximately 23,238 square feet of leased office space under a three-year lease that was to expire on March 1, 2003 with an additional three-year renewal option. These facilities are leased from Eden Roc, a California partnership, at a base monthly rate of $21,163 plus a $3,342 monthly common area maintenance fee. In January 2003, the Company renegotiated a three-year lease with Eden Roc at a monthly rate of $9,295 plus a $1,859 common area maintenance fee for the year 2003, with rate increases to $9,574 for 2004 and to $9,861for 2005. Pursuant to the lease, the Company pays all real estate and personal property taxes and the insurance costs on the premises.

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

         It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. The issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one Photon(TM) laser system has been sold and no systems returned. Thus, the amount of royalties due, according to its calculations, is $600. The Company intends to make payment of this amount to PhotoMed and Dr. Eichenbaum and, as a result, to have the legal action dismissed. However, if the parties are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend their complaint to request termination of the license agreement and, if successful, the Company would lose its right to manufacture and sell the Photon(TM) laser system.

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

         The Company received a demand letter dated December 30, 2002 from counsel for Thomas F. Motter, its former Chairman and Chief Executive Officer. Mr. Motter claims in the letter that he was entitled to certain stock options that had not been issued to him in a timely manner. By the time the options were actually issued to him, however, they had expired. Mr. Motter contends that if the options had been issued in a timely manner, he would have exercised them in a manner that would have given him a substantial benefit. Mr. Motter requests restitution for the loss of the financial opportunity. Mr. Motter also claims that he was defrauded by the Company not being given an extended employment agreement when he terminated the change of control agreement that he had entered into with us.

         Mr. Motter is further claiming payment for accrued vacation time during the 13 years he had been employed by the Company, asserting that he only had a total of four weeks of vacation during that period. Finally, Mr. Motter is threatening a shareholder derivative action against the Company because of the board of directors' alleged failure to conduct an investigation into conversations that took place in a chat room on Yahoo. Mr. Motter asserts that certain individuals participating in the conversations were its officers or directors whose interests were in conflict with the interest of the shareholders. The Company believes that Mr. Motter's claims and assertions are without merit and intends to vigorously defend against any legal action that Mr. Motter may bring.

         On January 24, 2003, an action was brought by Dr. John Charles Casebeer against the Company in the Montana Second Judicial District Court, Silver Bow County, State of Montana (Civil No. DU-0326). The complaint alleges that Dr. Casebeer entered into a personal services contract with the Company memorialized by a letter agreement dated April 20, 2002, with it being alleged that Dr. Casebeer fully performed his obligations. Dr. Casebeer asserts that he is entitled to $43,750 per quarter for consultant time and as an incentive to be granted each quarter $5,000 in options issued at the fair market value. An additional purported incentive was $50,000 in shares of stock being issued at the time a formalized contract was to be signed by the parties. In the letter it is provided that at its election, the Company may pay the consideration in the form of stock or cash and that stock would be issued within 30 days of the close of the quarter. Prior to the litigation, the Company issued 43,684 shares to Dr. Casebeer. The referenced letter provides that termination may be made by either party upon giving 90 days written notice. Notice was given by the Company in early November 2002. The Company recently filed its answer in defense of the action. Issues included whether or not Dr. Casebeer fully performed as asserted. The case has been settled through the issuance of 300,000 additional shares of its common stock to Dr. Casebeer.

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

         More specifically, the complaint alleges that the Company falsely stated in its Securities and Exchange Commission filings and press releases that the Company had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for use of the Blood Flow Analyzer(TM). The complaint also alleges that on July 11, 2002, the Company issued a press release falsely announcing that the Company had received a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation for 200 sets of its entire portfolio of products, with $70 million in systems to be delivered over a two-year period, then another $35 million of orders to be completed in the third year. As a result of these statements, the complaint contends that the price of the Company's shares of common stock was artificially inflated during the period from April 25, 2001 through May 14, 2003, and the persons who purchased its common shares during that period suffered substantial damages. The complaint requests judgment for unspecified damages, together with interest and attorney's fees.

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

         On September 13, 2002, the board of directors issued a press release updating the status of its product sales to the Mexican ophthalmic practitioners. In that press release the board stated that the Company had been in discussions for the prior nine months with Westland Financial Corporation, aimed at supplying its medical device products to the Mexican market. In the past, the Company has had a business relationship with Westland Financial. Upon investigation, the board of directors had determined that the purchase order referenced in the July 11, 2002 press release was not of such a nature as to be enforceable for the purpose of sales or revenue recognition. In addition, the Company had not sent any shipment of medical products to Mexican ophthalmic practitioners nor received payment for those products pursuant to those discussions. The September 13, 2002 press release also stated that discussions were continuing with Westland Financial Corporation regarding sales and marketing activities for the Company's medical device products in Mexico, but the Company could not, at the time, predict or provide any assurance that any transactions would result.

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

         The Company was issued a Directors and Officers Liability and Company Reimbursement Policy by United States Fire Insurance Company for the period from July 10, 2002 to July 10, 2003 that contains a $5,000,000 limit of liability, which is excess of a $250,000 retention. The officers and directors named in the consolidated cases have requested coverage under the policy. U.S. Fire is currently investigating whether it may have a right to deny coverage for the consolidated cases based upon policy terms, conditions and exclusions or to rescind the policy based upon misrepresentations contained in its application for insurance.

         The Company has not paid any amounts toward satisfaction of any part of the $250,000 retention that is applicable to the consolidated cases. The Company has advised U.S. Fire that it cannot pay the $250,000 retention due to its current financial circumstances. As a consequence, on January 8, 2004, the Company entered into a non-waiver agreement with U.S. Fire in which U.S. Fire agreed to fund and advance the Company's retention obligation in consideration for which the Company has agreed to reimburse U.S. Fire the sum of $5,000 a month, for a period of six months, with the first of such payments due on February 15, 2004. Thereafter, commencing on August 15, 2004, the Company is currently required to reimburse U.S. Fire the sum of $10,000 per month until the entire amount of $250,000 has been reimbursed to U.S. Fire.

         In the event U.S. Fire determines that the Company or the former officers and directors named in the consolidated cases are not entitled to coverage under the policy, or that it is entitled to rescind the policy, or should the Company be declared in default under the non-waiver agreement on account of its failure to make the monthly payments owed to US Fire for funding the Compnay's retention oblication, then the Company agrees to pay U.S. Fire, on demand, the full amount of all costs advanced by U.S. Fire, except for those amounts that the Company may have reimbursed to U.S. Fire pursuant to the monthly payments due under the non-waiver agreement.

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

         On July 10,  2003,  an action was filed in the United  States  District
Court, District of Utah, by Innovative Optics, Inc. and Barton Dietrich Investments, L.P. Defendants include us, Thomas Motter, Mark Miehle and John Hemmer, former officers of the company. The complaint claims that Innovative and Barton entered into an asset purchase agreement with the Company on January 31, 2002, in which the Company agreed to purchase all the assets of Innovative in consideration for the issuance of 1,310,000 shares of the Company's common stock to Innovative. The complaint claims the Company breached the asset purchase agreement. The complaint also claims that the Company allegedly made false and misleading statements pertaining to the Blood Flow Analyzer(TM) and concerning a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation. The purpose of these statements, according to the complaint, was to induce Innovative to sell its assets and purchase the shares of the Company's common stock at artificially inflated prices while simultaneously deceiving Innovative and Barton into believing that the Company's shares were worth more than they actually were. The complaint contends that had Innovative and Barton known the truth they would not have sold Innovative to us, would not have purchased the Company's stock for the assets of Innovative, or would not have purchased the stock at the inflated prices that were paid. The complaint further contends that as a result of the allegedly false statements, Innovative and Barton suffered substantial damages in an amount to be proven at trial.

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

         On October 14, 2003, an action was filed in the Third Judicial District Court, Salt Lake County, State of Utah, captioned Albert Kinzinger, Jr., individually and on behalf of all others similarly situated vs. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle, Randall A. Mackey, and John Hemmer, Case No. 030922608. The complaint also indicates that it is a "Class Action Complaint for Violations of Utah Securities Laws and Plaintiffs Demand a Trial by Jury." The Company has retained legal counsel to review the complaint, which appears to be focused on alleged false or misleading statements pertaining to the Blood Flow Analyzer(TM). More specifically, the complaint alleges that the Company falsely stated in Securities and Exchange Commission filings and press releases that it had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for the Blood Flow Analyzer(TM).

         The purpose of these statements, according to the complaint, was to induce investors to purchase shares of the Company's Series E preferred stock in a private placement transaction at artificially inflated prices. The complaint contends that as a result of these statements, the investors that purchased shares of its Series E preferred stock in the private offering suffered substantial damages to be proven at trial. The complaint also alleges that the Company sold Series E preferred shares without registering the sale of such shares or obtaining an exemption from registration. The complaint requests rescission, compensatory damages and treble damages, including interest and attorneys' fees. The Company filed an answer to the complaint. The Company believes the complaint is without merit and intends to vigorously defend its interests in the action. If the Company is not successful in defending and protecting its interests in the action, resulting in a judgment against it for substantial damages, and U.S. Fire denies coverage in the litigation under the Directors and Officers Liability and Company Reimbursement Policy, the Company would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.

         An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. The complaint claims that $49,626 plus interest is due for the leasing of two copy machines that were delivered to its Salt Lake City facilities on or about April of 2000. The action also seeks an award of attorney's fees and costs incurred in the collection. The Company disputes the amounts allegedly owed, asserting that the equipment it returned to the leasing company did not work properly. A responsive pleading has not yet been filed. The Company is currently engaged in settlement discussions with CitiCorp.

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

         The Company received demand letters dated July 18, 2003, September 26, 2003 and November 10, 2003 from counsel for Douglas A. MacLeod, M.D., a shareholder of the company. In the July 18, 2003 letter, Dr. MacLeod demands that he and certain entities with which he is involved or controls, namely the Douglas A. MacLeod, M.D. Profit Sharing Trust, St. Marks' Eye Institute and Milan Holdings, Ltd., be issued a total of 2,296,667 shares of the Company's common stock and warrants to purchase 1,192,500 shares of its common stock at an exercise price of $.25 per share. Dr. MacLeod claims that these common shares and warrants are owing to him and the related entities under the terms of a mutual release dated January 16, 2003, which he and the related entities entered into with us. Dr. MacLeod renewed his request for these additional common shares and warrants in the September 26, 2003 and November 10, 2003 demand letters. The Company believes that Dr. MacLeod's claims and assertions are without merit and that neither he nor the related entities are entitled to any additional shares of its common stock or any additional warrants under the terms of the mutual release. The Company intends to vigorously defend against any legal action that Dr. MacLeod may bring.

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

         On September 10, 2003, an action was filed against the Company by Larry Hicks in the Third Judicial District Court, Salt Lake County, State of Utah, (Civil No. 030922220), for payments due under a consulting agreement with us. The complaint claims that monthly payments of $3,083 are due for the months of October 2002 to October 2003 under a consulting agreement and, if the agreement is terminated, for the sum of $110,000 minus whatever the Company has paid Mr. Hicks prior to such termination, plus costs, attorney's fees and a wage penalty pursuant to Utah law. The Company disputes the amount allegedly owed and intends to vigorously defend against such action.

         The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The Company's authorized capital stock consists of 80,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.001 par value per share. The Company has created seven classes of preferred stock, designated as Series A preferred stock, Series B preferred stock, Series C preferred stock , Series D preferred stock, Series E preferred stock, Series F preferred stock and Series G preferred stock.

         The Company's common stock and Class A warrants trade on the OTC Bulletin Board under the respective symbols of "PMED.OB" and "PMEDW.OB." Prior to July 22, 1996, there was no public market for the common stock. From July 22, 1996 to June 25, 2003, its common stock and Class A warrants were listed on the Nasdaq SmallCap Market. Since June 25, 2003, its common stock and Class A warrants have traded on the OTC Bulletin Board. As of April 12, 2004, the closing sale prices of the common stock and Class A warrants were $.16 per share and $.03 per warrant, respectively. The following are the high and low sale prices for the common stock and Class A warrants by quarter as reported by Nasdaq from January 1, 2000 to June 25, 2003 and by the OTC Bulletin Board since June 25, 2003.

                                        Common Stock           Class A Warrants
                                          Price Range             Price Range
 Period (Calendar Year)                 High       Low         High          Low
                                       ----        ---         ----          ---
2000
    First Quarter....................  14.50       6.88        6.50        2.63
    Second Quarter...................  10.50       4.19        3.63        1.19
    Third Quarter....................   6.19       3.38        2.00         .50
    Fourth Quarter...................   4.94       1.31        1.25         .50
2001
    First Quarter....................   4.13       1.50        1.00         .19
    Second Quarter...................   3.50       1.61         .74         .19
    Third Quarter....................   2.75       1.86         .45         .16
    Fourth Quarter...................   3.08       1.94         .39         .17

2002
    First Quarter....................   3.31       2.21         .38         .19
    Second Quarter...................   1.91        .60         .32         .05
    Third Quarter....................   1.50        .16         .20         .08
    Fourth Quarter...................    .30        .13         .10         .01

2003
    First Quarter....................    .42        .14         .12         .01
    Second Quarter...................    .74        .14         .44         .01
    Third Quarter....................    .42        .18         .18         .01
    Fourth Quarter ..................    .24        .15         .10         .02
2004
    First Quarter ...................    .21        .11         .04         .01

         The Company's Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock, Series E preferred stock, Series F preferred stock and Series G preferred stock are not publicly traded. As of March 31, 2004, there were 717 record holders of common stock, six record holders of Series A preferred stock, four record holders of Series B preferred stock, no record holders of Series C preferred stock, one record holder of Series D preferred stock, 14 record holders of Series E preferred stock, 52 record holders of Series F preferred stock, and two record holders of Series G preferred stock.

         The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company must pay cash dividends to holders of its Series A preferred, Series B preferred, Series C preferred, Series D preferred stock, Series E preferred, Series F preferred stock and Series G preferred stock before it can pay any cash dividend to holders of its common stock. Dividends paid in cash pursuant to outstanding shares of its Series A, Series B, Series C, Series D, Series E, Series F and Series G preferred stock are only payable from its surplus earnings, and are non-cumulative and therefore, no deficiencies in dividend payments from one year will be carried forward to the next.

         The Company currently intends to retain future earnings, if any, to fund the development and growth of its proposed business and operations. Any payment of cash dividends in the future on the common stock will be dependent upon its financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under any debt obligations, as well as other factors that its board of directors deems relevant. The Company issued 6,764 shares of its Series A preferred and 6,017 shares of its Series B preferred on January 8, 1996 as a stock dividend to Series A and Series B preferred shareholders of record as of December 31, 1994.

Item 6. Management's Discussion and Analysis or Plan of Operation

         This report contains forward-looking statements and information relating to the Company that is based on beliefs of management as well as assumptions made by, and information currently available to management. These statements reflect its current view respecting future events and are subject to risks, uncertainties and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward-looking statements not to come true as anticipated, believed, projected, expected or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.

Critical Accounting Policies

         Revenue Recognition. The Company recognizes revenue in compliance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB
101), as revised by Staff Accounting  Bulletin No. 104, Revenue Recognition (SAB
104). SAB 101 and SAB 104 detail four criteria that must exist before revenue is recognized:

         1. Persuasive evidence of an arrangement exits. Prior to shipment of product, the Company required a signed purchase order and, depending upon the customer, a down payment toward the final invoiced price or full payment in advance with certain international product distributors.

         2. Delivery and performance have occurred. Unless the purchase order requires specific installation or customer acceptance, the Company recognizes revenue when the product ships. If the purchase order requires specific installation or customer acceptance, the Company recognizes revenue when such installation or acceptance has occurred. Title to the product passes to its customer upon shipment. This revenue recognition policy does not differ among its various different product lines. The Company guarantees the functionality of its product. If its product does not function as marketed when received by the customer, the Company either makes the necessary repairs on site or has the product shipped to the Company for the repair work. Once the product has been repaired and retested for functionality, it is re- shipped to the customer. The Company provides warranties that generally extend for one year from the date of sale. Such warranties cover the necessary parts and labor to repair the product as well as any shipping costs that may be required. The Company maintains a reserve for estimated warranty costs based on its historical experience and management's current expectations.

         3. The sales price is fixed or determinable. The purchase order received from the customer includes the agreed- upon sales price. The Company does not accept customer orders, and therefore do not recognize revenue, until the sales price is fixed.

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

         Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts to offset estimated uncollectible accounts receivable. Bad debt expense associated with the increases in the allowance for doubtful accounts is recorded as part of general and administrative expense. The Company's accounting policy generally is to record an allowance for receivables over 90 days past due unless there is significant evidence to support that the receivable is collectible.

General

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, which involve risks and uncertainty. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. The Company's fiscal year is from January 1 through December 31.

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the twelve months ended
December 31, 2003, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on this entire diagnostic product group. During the twelve months ended December 31, 2003, management made certain adjustments to the financial statements, including an increase in the reserve for obsolete or estimated non- recoverable inventory of $484,000, consisting of an increase in the reserve of $403,000, offset by a decrease of $887,000 due to the sale of the SIStem and Odyssey product lines which were fully reserved. The Company also recorded a net increase in the allowance for doubtful accounts receivable of $123,000, impairment of intangibles of $150,000, and increases in accruals to settle outstanding disputes in the amount of $446,000. Although management believes these adjustments are sufficient, it will continue to monitor and evaluate its financial position and the recoverability of its assets.

         The Company's ultrasound diagnostic products include a P55 pachymetric analyzer, a P37 Ultrasound A/B Scan, a P40 Ultrasound BioMicroscope and a P45 Plus UBM Ultrasound BioMicroscope, the technology for which was acquired from Humphrey Systems in 1998. The Company introduced the P45 Plus in the fall of 2000, which combines the A/B Scan, and the biomicroscope into one instrument. In addition, the Company markets its Blood Flow Analyzer(TM) acquired in the purchase of Ocular Blood Flow Ltd. in June 2000. Other diagnostic products are the Dicon(TM) LD400 Auto Perimeter and the Dicon(TM) CT200e Corneal Topographer, which were acquired in the acquisition of Vismed d/b/a Dicon in June 2000. The Company purchased the inventory, design and production rights of the SIStem(TM) , the Odyssey and the Surgetrol from Mentor Corporation in October 1999, which was designed to perform minimally invasive cataract surgery. In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist ThirtyThousand(TM), in which the Company purchased the raw materials and finished goods inventory to bring the manufacturing of this product in-house. During the fourth quarter of 2003, the Company sold all inventory and rights associated with the SIStem(TM) and Odyssey(TM) for $125,000. This transaction resulted in sales of $125,000 with $0 cost of sales because a reserve for obsolete inventory had been recorded on all SIStem and Odyssey inventory.

         Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the company. As reflected in the results for the fiscal year ended December 31, 2003, diagnostic products are currently its major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the company improves. Due to the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the inventory associated with the Precisionist Thirty Thousand(TM) and the Photon(TM) as well as other certain inventory items that are estimated to be non-recoverable due to the lack of significant turnover of such items in recent periods.. The Company does not focus on a specific diagnostic product or products but, instead, on this entire product group.

         Activities for the twelve months ended December 31, 2003 included sales of the Company's products and related accessories and disposable products. In March 2003, the Company named a new President and Chief Executive Officer, Jeffrey F. Poore. The Company named a new Vice President of Sales and Marketing, Raymond P.C. Cannefax, during the first quarter of 2003 and a new Vice President of Finance and Chief Financial Officer, Gregory C. Hill, during the second quarter of 2003. Mr. Hill resigned as Vice President of Finance and Chief Financial Officer on December 5, 2003. John Y. Yoon was appointed as President and Chief Executive Officer on March 18, 2004, to replace Mr. Poore. On March 23, 2004, the Company named as new Vice President of Operations and Chief Operating Officer, Aziz A. Mohabbat.

         On May 7, 2002, the Company received a letter from the FDA requesting further clinical information regarding the Photon. The Company is in the process of generating the additional clinical information in response to the letter. The Company cannot market or sell the Photon(TM) in the United States until FDA approval is granted. On November 4, 2002, the Company received FDA approval for expanded indications of use of the Blood Flow Analyzer(TM) for pulsatile ocular blood flow, volume and pulsatility equivalence index. Also, the Company is continuing its efforts to educate the payors of Medicare claims throughout the country about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the providers. These efforts should lead to a more positive effect on sales.

         In April 2001, the Company received written authorization from the CPT Editorial Research and Development Department of the American Medical Association to use a common procedure terminology or CPT code number 92120 for its Blood Flow Analyzer(TM), for reimbursement purposes for doctors using the device. However, certain insurance payors have elected not to reimburse doctors using the Blood Flow Analyzer(TM). The Company believes the reasons why insurance payors initially elected not to reimburse doctors using the CPT code were the relatively high volume of claims that began to be submitted under CPT code number 92120 compared to the limited volume of claims previously submitted under this code, and the time consumed by the Blood Flow Analyzer(TM) test, which some payors may have believed was less than what is allowed under CPT code number 92120. This trend began shortly after insurance payors were presented with reimbursement requests under this code, and the Company believes these reasons were the basis for the initiation of non-payment.

         The impact of this nonpayment by certain payors on the Company's future operations is a lower volume of sales, particularly in those states where reimbursement is not yet approved or is delayed. Currently, there is reimbursement by insurance payors in 22 states and partial reimbursement in four other states. As insurance payors have the prerogative whether to provide reimbursement to doctors using the Blood Flow Analyzer(TM), the Company is continuing to work with insurance payors in states where there is no reimbursement to doctors using the CPT code to demonstrate the value of the instrument. However, some insurance payors are currently not providing reimbursement to doctors where a regional or state administrator of Medicare has elected not to provide Medicare coverage for the Blood Flow Analyzer(TM). The Company is continuing to work with the regional and state administrators of Medicare who have denied Medicare coverage for the Blood Flow Analyzer(TM) to demonstrate the value of the instrument.

         There were a number of factors that contributed to the decrease in sales of the Blood Flow Analyzer (TM) and other products. September 11, 2001, the ensuing Afghanistan conflict, and the Iraq war had a significant impact on the Company's international sales. The U.S. recessionary economic trend has impacted its domestic sales. Additionally, the Company restructured its sales organization and sales channels by decreasing its direct sales force who are full-time employees from 10 direct sales employees on January 1, 2003, to five direct sales employees on December 31, 2003. The dependent sales force was reduced because the Company does not have sufficient revenues to justify the larger direct sales force. One of the challenges for fiscal 2004 will be the judicious reconstruction of the sales force in anticipation of increased sales. The Company is projecting an increase in revenues in 2004, however there can be no assurance that this will occur.

         The Company intends to increase its efforts to sell its diagnostic products through independent sales representatives and ophthalmic equipment distributors, which are paid commissions only for their sales. As of December 31, 2003, the Company had two independent sales representatives and two ophthalmic equipment distributors in the United States and 26 ophthalmic and medical product distributors outside the United States. The Company hopes to benefit from these recently hired sales representatives and distributors in the United States as they gain familiarity, through training, of its diagnostic products. Due to concerns over the budget and the effectiveness of trade shows, the Company exhibited at only three trade shows during 2003. The Company monitors trade show attendance to determine the extent to which it will exhibit at future trade shows.

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

         In January 2002, the Company purchased certain assets and lease obligations of Innovative Optics, Inc. by issuing an aggregate of 1,272,825 shares of its common stock (636,412 shares are held in escrow pending the result of a project to reduce the cost of the disposable razor blades utilized by the microkeratome, which was acquired in the transaction), warrants to purchase 250,000 shares of its common stock at $5.00 per share, exercisable over a period of three years from the closing date, and $100,000 in cash. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141.

         The Company acquired from Innovative Optics the raw materials, work-in-process and finished goods inventories. Additionally, it acquired the patents and trade name associated with the product, the furniture and equipment of Innovative Optics used in the manufacturing process of the microkeratome console and the inspection and packaging of the disposable blades. The Company subsequently issued 477,039 shares of common stock that were held in escrow at a value of $630,000, based on the market price of such shares on the date of issuance. This amount was charged to in-process research and development because the issuance of such shares related to the continuing research and development of the microkeratome blades.

         The Company was unsuccessful in reducing the costs of the blade production process and was unable to supply blades to the user base. The Company terminated its marketing and sales efforts for the microkeratome, but the Company continues to search for an alternative source of blades. Because the Company determined that it could not manufacture the blades to support its customer base at an economical cost, in accordance with Statement of Financial Accounting Standards No. 142, due to the lack of projected future cash flows, during 2002 the Company recorded an impairment expense of $2,082,000 for the remaining book value of property and equipment and intangible assets purchased from Innovative Optics. In addition, the Company recorded an inventory reserve for the remaining inventory purchased from Innovative Optics of approximately $160,000.

         On September 19, 2002, the Company completed a transaction with International Bio-Immune Systems, Inc., a Delaware corporation, in which the Company acquired 2,663,254, or 19.9%, of its outstanding shares and warrants to purchase 1,200,000 shares of its common stock at $2.50 per share for a period of two years, in exchange for the issuance of 736,945 shares of the Company's common stock to International Bio-Immune Systems, the lending of 300,000 shares of the Company's common stock to International Bio-Immune Systems, and the payment of certain expenses through the issuance of an aggregate of 94,000 shares of the Company's common stock to International Bio-Immune Systems and its counsel. The issuance of 736,945 shares was valued based on the market price of the Company's common stock on the date of the transaction and resulted in an investment in International Bio-Immune Systems, when combined with a cash investment of $65,000 made in 2000, of $879,000. The 300,000 shares were also valued at the market price on the date of issuance and were recorded as a stock subscription receivable of $294,000 because such shares will either be paid for or returned in the future.

         International Bio-Immune Systems is a privately held biotechnology based, cancer diagnostic and immunotherapy company, located in Great Neck, New York, with potential clinically effective products for the diagnosis, treatment and imaging of patients with major tumor types (e.g. colon, lung, cervix, pancreas and breast). International Bio-Immune Systems does not produce significant revenues as its products have not received FDA approval. Due to the uncertainty of future cash flows and the fact that the FDA has not approved such products, the Company was unable to support the value of the investment by substantiated methods and determined that the likelihood of recovery of its investment was remote. Therefore, in accordance with generally accepted accounting principles, the investment of $879,000 was charged to impairment expense in 2002.

         The tragic events of September 11, 2001, the Afghanistan conflict and the Iraq war combined with a recessionary trend in the economy have had a negative effect on its sales. International attendance at the trade shows following September 11, 2001, and through 2003 were down markedly. The absence of these professionals eliminates many opportunities for the Company to demonstrate and sell its products to this sector. It is difficult to quantify how much an effect that these events have had on us, but the Company believes that the Company has suffered some negative impact due to September 11, 2001, the Afghanistan conflict, the Iraq war and the downturn in the economy in general, which may continue for an indefinite period of time.

Results of Operations

         Fiscal Year Ended December 31, 2003, Compared to Fiscal Year Ended December 31, 2002

         Net sales decreased by $2,309,000, or 43%, to $3,059,000 for the twelve months ended December 31, 2003, from $5,368,000 for the comparable period in 2002. Sales of the Company's diagnostic products and related accessories were $2,484,000, or 81% of total revenues, during the twelve months of 2003 compared with $4,015,000, or 75% of total revenues, for the comparable period of 2002. Sales of surgical products and related accessories totaled $324,000, or 11% of total revenues, for the twelve months of the current year in comparison with $556,000, or 10%, of total revenues in the comparable period of 2002. Surgical product sales for 2003 include the sale of the SIStem and Odyssey product lines for $125,000. In 2003, sales of the P40 and P45 UBM Ultrasound Biomicroscope and related accessories were $615,000, or 20% of total revenues, compared to $1,303,000, or 24% of total revenues, in the same period of 2002. Sales from the Blood Flow Analyzer(TM) and related accessories decreased by $121,000 to $499,000, or 16% of total revenues, during the year ended December 31, 2003 compared with $620,000, or 12% of total revenues, in the same period of last year. During the twelve months of 2003, sales from other ultrasonic products and related accessories totaled $191,000, or 6% of total revenues, compared with $464,000, or 9% of total revenues, in the same period last year. Sales of the perimeter and corneal topographer and related accessories generated $1,100,000, or 36% of total revenues, in 2003 compared with $1,487,000, or 28% of total revenues, during the same period of 2002.

         There were a number of material reasons that contributed to the decrease in sales during the twelve months ended December 31, 2003, compared to the same period of 2002. Along with generally weak economic conditions in the United States, the Company initiated the restructuring of its management structure, its sales organization and the development of new sales channels during the twelve months ended December 31, 2003. During the first three months of 2003, the Company reduced its direct sales force from 10 representatives to five representatives, and during the remainder of 2003, there were only five direct sales representatives compared to 10 direct sales representatives during the comparable period of 2002. International sales were impacted by weakness in the economies of the large industrial countries and by the residual impact of the Afghanistan situation, which had a negative impact on sales to the Middle East, Pakistan, India and other countries in that region.

         The decrease in sales of the P40 and P45 Plus Ultrasound Biomicroscope as well as other products were the direct result of the restructuring of the sales and marketing organization. With respect to the decrease in sales of the Biomicroscope, there has not been an increase in price, competition remains similar to what it has been previously, and there are no other particular factors of which the Company is aware. This restructuring has significantly reduced the sales expenses and funds dedicated to marketing. In addition, the sales channels have been altered to include distributor and independent sale representatives instead of relying more on a direct sales force. Domestic and international sales have also decreased as a result of the global financial markets declines beginning in 2000 and the adverse impact of the events of September 11, 2001.

         Other reasons for the decrease in sales were the uncertainties resulting from its efforts to reduce costs and constraints on availability of funds that reduced the Company's ability to upgrade and enhance its products and pursue further regulatory approvals for its products. Additionally, changes in the exchange rate between these periods have generally made its products more expensive to some customers outside of the United States. The Company's objective is to focus its sales efforts on the products with the highest potential for sales and strong margins.

         Gross profit for the year ended December 31, 2003 was 32% of total revenues, compared to 22% for the same period in 2002. Cost of goods sold for the year ended December 31, 2003 was $2,086,000 as compared to $4,210,000 for the same period in 2002, a reduction of $2,124,000. Cost of goods sold for the year ended December 31, 2003 included an increase in the reserve for obsolete or estimated non-recoverable inventory of $403,000. Cost of goods sold for 2002 included an increase in the reserve for obsolete or estimated non-recoverable inventory of $1,755,000. Since its inception, the Company has purchased several complete lines of inventory. While its initial intention was to utilize the substantial majority of inventory acquired in the manufacture of its products, in some circumstances the Company has been unable to utilize certain items acquired.

         On a quarterly basis, the Company attempts to identify inventory items that have shown relatively no movement or very slow movement. Generally, if an item has shown little or no movement for over a year, it is determined not to be recoverable and a reserve is established for that item. In addition, if the Company identifies products that have become obsolete due to product upgrades or enhancements, a reserve is established for such products. Such analysis resulted in material increases in the reserve for obsolete or estimated non-recoverable inventory in 2003 and 2002. There can be no assurance that the Company will not identify further obsolete inventory due to significant declines in sales of certain products or technological advances of products in the future. The Company intends to make efforts to sell these items at significantly discounted prices. If items are sold, the cash received would be recorded as revenue, but there would be no cost of sales on such items due to the reserve that has been recorded. At the time of sale, the inventory would be reduced for the item sold and the corresponding inventory reserve would also be reduced. The Company does not expect the sales of these items to be significant in the future. During 2003, the Company sold all inventory, rights, and technology related to the SIStem and Odyssey product lines for $125,000. All of the inventory sold in this transaction had previously been fully reserved. Therefore, upon the sale, the Company reduced inventory by $887,000 for the original book value of the inventory, reduced the reserve for $887,000, and recorded revenue for the cash received of $125,000.

         Marketing and selling expenses decreased by $1,875,000, or 67%, to $920,000 in 2003, from $2,795,000 in 2002 due primarily to the lower headcounts of sales persons and travel related and associated sales expenses.

         General and administrative expenses decreased by $1,256,000, or 34%, to $2,446,000 in 2003, from $3,702,000 in 2002, reflecting the results of the Company's efforts to reduce costs, specifically costs associated with maintaining two manufacturing facilities and consulting costs. As noted above, in April 2002, the Company announced the closure of its San Diego facility in anticipation of the termination of the lease for that location. All operations associated with the San Diego facility were transferred to the Salt Lake City facility. The Company incurred a reduction of force of 28 San Diego personnel. The consolidation was intended to save costs and to eliminate duplicities in functions and facilities that occurred with the acquisition of Dicon. The cost of the consolidation was approximately $80,000. The Company believes that the annual cost savings of the closure of the San Diego facility are approximately $2 million. Administrative salaries and wages decreased from approximately $786,000 in 2002 to approximately $321,000 in 2003. Depreciation and amortization expense, which includes amortization of leasehold improvements, decreased by approximately $305,000, or 49%, to $319,000 in 2003 compared to the same period of last year. General and administrative expenses for 2003, included $123,000 for additions to the allowance for doubtful accounts and increases in accruals of $443,000 to settle outstanding disputes.

         In addition, general and administrative expense for the twelve months ended December 31, 2003, included $259,000 for 1,562,000 shares of common stock issued to settle potential litigation. 1,262,000 common shares were issued to six investors due to a dispute arising from a private offering that was completed on January 22, 2003. The Company agreed to issue the shares to the investors in the offering at $.25 per share rather than $.50 per share, the original offering price (or an additional 1,262,000 shares) to resolve a dispute with the investors concerning certain statements made by a former officer in connection with the sale of said shares. The additional 300,000 shares were issued to settle an outstanding dispute with a consultant regarding services performed by such consultant.

         Research, development and service expenses decreased by $1,786,000, or 63%, to $1,033,000 in 2003, from $2,819,000 in 2002. This decrease was mainly due to the issuance of common stock to Innovative Optics in the fourth quarter of 2002, which was valued at $630,000 and expensed as in-process research and development costs. Expenses associated with the development of new products during the twelve months of 2003 decreased compared to the same period in 2002 as a consequence of the Company's efforts to reduce costs and focus on products that are fully developed and have the highest potential for sales and strong margins.

         Impairment of assets was $150,000 in 2003, compared to $2,961,000 in 2002. The impairment expense for 2003 was due to a reduction in the value of certain intangible assets based on their currently estimated fair value. The impairment expense for 2002 was due to an evaluation by the Company of its intangible assets, namely goodwill and patents, rights, and trade name acquired from Innovative Optics, resulting in a charge of $1,949,000 as a write down of the goodwill and other intangibles. The remaining impairment charge of $1,012,000 was a result of the write-off of the investment in IBS of $879,000 and other assets of $133,000.

         Other income and (expense) increased by $451,000 to income of $415,000 in 2003, from expense of $(36,000) for the same period in 2002. During 2003, interest income was $3,000 compared with $10,000 during 2002. During 2003, the Company recorded a gain of $436,000 on discounted settlements of accounts payable and obligations. The Company had a $22,000 reduction in interest expense to $(24,000) in 2003, from $(46,000) in 2002 due to a decrease in interest expense related to capital leases.

Liquidity and Capital Resources

         The Company used $707,000 cash in operating activities for the twelve months ended December 31, 2003, compared to $2,782,000 for the twelve months ended December 31, 2002. The reduction in cash used by operating activities for the twelve months of 2003 was primarily attributable to reduced operating costs, including the closure of the San Diego facility, as well as other savings resulting from its ongoing efforts to substantially reduce costs and management of its current assets and current liabilities. The Company used $2,000 from investing activities for the twelve months ended December 31, 2003, compared to cash used of $229,000 in the same period in 2002. Cash used in investing activities in the twelve months of 2002 was primarily due to the cash paid in the acquisition of certain assets of Innovative Optics and capital equipment. Net cash provided by financing activities was $647,000 for the twelve months ended December 31, 2003 versus $503,000 in the same period in 2002. During the twelve months ended December 31, 2003, the Company raised approximately $84,000 through a $20,000,000 equity line of credit and $700,000 through private placements from the sale of the Company's common stock and Series G preferred stock and warrants. However, the equity line of credit is not currently available as a source of equity because a registration statement is not currently effective registering the shares issuable under the equity line of credit. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

         The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and private placements of its securities, and bank borrowings. The Company is uncertain whether or not the combination of existing working capital and benefits from sales of its products will be sufficient to assure continued operations through December 31, 2004. As of December 31, 2003, the Company had accounts payable of $706,000, a significant portion of which is over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While someompanies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force it into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has noncancellable capital lease obligations and operating lease obligations that require the payment of approximately $187,000 in 2004, $172,000 in 2005, and $14,000 in 2006.

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

         At December 31, 2003, the Company had net operating loss carryforwards of approximately $44,000,000 and research and development tax credit carryforwards of approximately $34,000. These loss carryforwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend for twenty years. The Company's ability to use net operating loss carryforwards to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these loss carryforwards as a result of change of ownership.

         As of December 31, 2003, the Company had raised approximately $1,584,000 through a $20,000,000 equity line of credit under an investment banking arrangement. As of December 31, 2003, approximately $18,416,000 was available under the equity line of credit. However, the equity line of credit expired by its terms on December 8, 2003, but the Company is currently in the process of renewing the agreement. Moreover, the equity line of credit is currently unavailable as a source of equity because there is currently no registration statement that is effective registering the shares of its common stock that may be sold under the equity line of credit. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. The Company is uncertain whether or not the combination of existing working capital and benefits from sales of its products will be sufficient to assure its operations through December 31, 2003.

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 27% of total outstanding receivables as of December 31, 2002 and 40% as of December 31, 2003. Much of the increase in the allowance relates to outstanding receivable balances pertaining to international dealers. The downturn in the economy worldwide has resulted in increased difficulty in collecting certain accounts. Certain international dealers have some aged unpaid invoices that have not been resolved. The Company has addressed its credit procedures and collection efforts and has instituted changes that require more payments at the time of sale via letters of credit and not on a credit term basis. The Company intends to continue its efforts to reduce the allowance as a percentage of accounts receivable. While the allowance as a percentage of accounts receivable has grown, it is mainly a result of the significant decline in sales. The total amount of the allowance has increased from $347,000 at December 31, 2002, to $470,000 at December 31, 2003. The
majority of the receivables included in the allowance for doubtful accounts are a result of sales before the Company implemented the various changes to improve the collectibility of its receivables. During 2002, the Company had a net recovery of receivables previously allowed for of $23,000 and during the twelve months ended December 31, 2003, the Company added a net of $123,000 to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,642,000 at December 31, 2003, and $2,126,000 as of December 31, 2002, or approximately 62% and 45% of total inventory, respectively. This inventory reserve was increased by $403,000 in the twelve months of 2003 and $1,755,000 during 2002 mainly due to the decline in sales and the discontinuance of the microkeratome purchased from Innovative Optics in 2002, however the increase in 2003 was offset by a decrease of $887,000 due to the sale of inventory that was fully reserved. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

         At this time, the Company's Photon(TM) Laser Ocular Surgery Workstation requires additional development and regulatory approvals. Any possible future efforts to complete development of the Photon(TM) and obtain the necessary regulatory approvals would depend on the Company obtaining adequate funding. The Company estimates that the liquidity needed to complete development of the Photon(TM) and obtain the necessary regulatory approvals to be approximately $225,000.

Effect of Inflation and Foreign Currency Exchange

         The Company has not realized a reduction in the selling price of its products as a result of domestic inflation. Nor has it experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers. All sales transactions to date have been denominated in U.S. Dollars.

Impact of New Accounting Pronouncements

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement of Financial Accounting Standards 149 provides for certain changes in the accounting treatment of derivative contracts. Statement of Financial Accounting Standards No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The Company anticipates that the adoption of Statement of Financial Accounting Standards No. 149 will not have a material impact on its financial statements.

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

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of Financial Accounting Standards Board Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under Statement No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. Statement 148 also changes the disclosure requirements of Statement No 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The Company does not expect the adoption of Statement No. 148 to have a material impact on its financial position or future operations.

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

         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in Financial Accounting Standard Board Statement No. 5, Accounting for Contingencies. Interpretation No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of Interpretation No. 45 are effective for the Company in the first quarter of fiscal year 2003. Interpretation No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. its previous accounting for guarantees issued prior to the date of the initial application of Interpretation No. 45 will not be revised or restated to reflect the provisions of Interpretation No. 45. The Company does not expect the adoption of Interpretation No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         The Company has no activities in derivative financial or commodity instruments. The Company's exposure to market risks (i.e., interest rate risk, foreign currency exchange rate risk and equity price risk) through other financial instruments, including cash equivalents, accounts receivable and lines of credit, is not material.

Item 8. Financial Statements and Supplementary Data


                        PARADIGM MEDICAL INDUSTRIES, INC.
                          Index to Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

Item 9A.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures - Based on their evaluations as of December 31, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         (b) Changes in internal controls - There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III


Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act.

         As of March 31, 2004, the Company's executive officers and directors, their ages and their positions are set forth below:

  Name                         Age     Position
  ----                         ---     --------
  John Y. Yoon                 40      President and Chief Executive Officer
  Aziz A. Mohabbat             44      Vice President of Operations and Chief
                                       Operating Officer
  Randall A. Mackey, Esq.      58      Chairman of the Board, Secretary and
                                       Director
  David M. Silver, PhD.        62      Director
  Keith D. Ignotz              56      Director

         The directors are elected for one-year terms that expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

         John Y. Yoon has served as the Company's President and Chief Executive Officer since March 19, 2004. From June 2003 to March 19, 2004, Mr. Yoon served as Senior Director of Marketing, Enterprise Voice Solutions Division of 3Com Corporation. From 1997 to June 2003, he served as Senior Director of Product Management and Director of Product Management of 3Com Corporation. During the period from 1996 to 1997, Mr. Yoon was Director of Strategic Planning and Product Development of US Robotics. During the period from 1993 to 1996, he served as Manager of Marketing and Strategic Planning, Senior Director of Product Management and Management of Product Development for Ericsson, Inc. From 1990 to 1993, Mr. Yoon was Manager of Public Service Marketing and Product Line Manager Mobile Radios for Ericsson, Inc. During the period from 1986 to 1988, he was Product Planner of Business and Industrial Trucking and Marketing Research Analyst for General Electric Mobile Communications. Mr. Yoon received a B.A. degree in Economics from Harvard College in 1985 and an M.B.A. degree from Duke University in 1992.

         Aziz A. Mohabbat has served as Chief Operating Officer of the Company since March 23, 2004 and from August 2002 to March 2003, and as Vice President of Operations since March 23, 2004 and from 2001 to March 2003. From 2000 to 2001, he served as Managing Director of the San Diego Division of the Company and from 1999 to 2000 as its Regulatory Affairs and Quality Assurance Manager. From March 2003 to March 2004, Mr. Mohabbat served as Division Manager of the Medical Division of TUV Rheilland of North America, a medical products safety and compliance services company. From 1997 to 1999, he served as Operations and Regulatory Affairs and Quality Assurance Manager of Codan U.S., a subsidiary of Codan GmbH, a manufacturer of disposable sterile and non-sterile medical devices. Prior to 1989, Mr. Mohabbat held various management and bioengineering positions in the medical laboratory and diagnostics field in the Eye Care Clinic of the University Hospital-Eppendorf and the General Hospital of Barmbek in Hamburg, Germany. Mr. Mohabbat received a B.S. degree in Medical Laboratory Technology in 1986 from St. George Hospital College in Hamburg, Germany. He is a member of the American Society for Quality Assurance.

         Randall A. Mackey, Esq. has been the Company's Chairman of the Board since August 20, 2002, and a director since January 2000. He had served as a director of the Company from November 1995 to September 1998. Mr. Mackey has been President of the Salt Lake City law firm of Mackey Price & Thompson since 1992, and a shareholder and director of the firm and its predecessor firms since 1989. Mr. Mackey received a B.S. degree in Economics from the University of Utah in 1968, an M.B.A. degree from the Harvard Business School in 1970, a J.D. degree from Columbia Law School in 1975 and a B.C.L. degree from Oxford University in 1977. Mr. Mackey has also served as Chairman of the Board from June 2001 to May 2003, and as a director from 1998 to May 2003 of Cimetrix, Incorporated, a software development company. Mr. Mackey has additionally served as Chairman of the Board from July 2000 to July 2003 and as a trustee from 1993 to July 2003 of Salt Lake Community College.

         David M. Silver, Ph.D. has been a director since January 2000. He had served as a director of the company from November 1995 to September 1998. Dr. Silver is a Principal Senior Scientist in the Milton S. Eisenhower Research and Technology Development Center at the Johns Hopkins University Applied Physics Laboratory, where he has been employed since 1970. He served as the J. H. Fitzgerald Dunning Professor of Ophthalmology in the Johns Hopkins Wilmer Eye Institute in Baltimore during 1998-99. He received a B.S. degree from Illinois Institute of Technology, an M.A. degree from Johns Hopkins University and a Ph.D. degree from Iowa State University before holding a postdoctoral fellowship at Harvard University and a visiting scientist position at the University of Paris.

         Keith D. Ignotz has been a director since November 2000. He has been President and Chief Operating Officer of SpectRx, Inc., a medical technology company that he founded in 1992, which develops, manufactures and markets alternatives to traditional blood-based medical tests. From 1986 to 1992, Mr. Ignotz was Senior Vice President of Allergan Humphrey, Inc., a medical electronics company. From 1985 to 1986, he was President of Humphrey Instruments Limited-SKB, a medical electronics company, and from 1980 to 1985, Mr. Ignotz was President of Humphrey Instruments GmbH, also a medical electronics company. Mr. Ignotz also served on the Board of Directors of Vismed, Inc., d/b/a Dicon from 1992 to June 2000. Mr. Ignotz received a B.A. degree in Sociology and Political Science from San Jose University and an M.B.A. degree from Pepperdine University. Mr. Ignotz has served as a trustee of Pennsylvania College of Optometry since 1990 and as a member of the American Marketing Association of the American Association of Diabetes Education.

Appointment of New President and Chief Executive Officer

         On March 18, 2004, John Y. Yoon was appointed as the Company's President and Chief Executive Officer, replacing Jeffrey F. Poore who had served in those positions from March 19, 2003 to March 18, 2004.

Appointment of New Chief Operating Officer

         On March 23, 2004, Aziz A. Mohabbat was appointed as the Company's Vice President of Operations and Chief Operating Officer, replacing David I. Cullumber who had served as Chief Operating Officer since November 6, 2003. Mr. Mohabbat had previously served as the Company's Chief Operating Officer from August 2002 to March 2003, and as Vice President of Operations from 2001 to March 2003.

Board Meetings and Committees

         The Board of Directors held a total of six meetings during the fiscal year ended December 31, 2003. No director attended fewer than 75% of all meetings of the Board of Directors during the 2003 fiscal year. The Audit Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey and Keith D. Ignotz. The Audit Committee met one time during the fiscal year. The Audit Committee is primarily responsible for reviewing the services performed by its independent public accountants and internal audit department and evaluating its accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey and Keith D. Ignotz. The Compensation Committee met one time during the fiscal year. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options.

         Pursuant to Item 406 of Regulation S-K under the Securities Exchange Act of 1934, the Company has not yet adopted a code of ethics that applies to its principle executive officer, principal financial officer, controller or persons performing similar functions. The Company is still in the process of studying this issue and intends to adopt a code of ethics in the near future.

         The Company's Board of Directors has determined that Keith D. Ignotz, who currently serves as a director of the Company as well as a member of the Company's audit committee, is an independent audit committee financial expert.

Item 11.  Executive Compensation

         The following table sets forth, for each of the last three fiscal years, the compensation received by Thomas F. Motter, former Chairman of the Board and Chief Executive Officer, and other executive officers whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal years ended December 31, 2003, 2002 and 2001.

                           Summary Compensation Table


                                             Annual Compensation                              Long Term Compensation
                                                                                   Awards                      Payouts
                                                          Other                            Securities
                                                          Annual          Restricted       Underlying     Long-term    All Other
Name and                                                  Compen-         Stock             Options/      Incentive    Compensa-
Principal Position     Year      Salary$     Bonus($)     sation($)(6)    Awards($)          SARs(#)      Payouts($)   tion($)
------------------     ----      -------     --------     ------------    ---------          -------      ----------   ---------
Jeffrey F. Poore       2003(1)   $136,015            0          0               0       1,000,000(6)            0          0
Former President
and Chief
Executive Officer

David I.               2003(1)   $ 22,312            0    $16,616(7)            0         150,000(8)            0          0
Cullumber,
Former Chief
Operating Officer
and Chief
Technical Officer

Gregory C. Hill        2003(1)   $ 34,000            0          0               0               0               0          0
Former Vice
President of
Finance and
Chief Financial
Officer

Thomas F. Motter       2002(2)   $187,483(9)         0          0               0               0               0    $19,750(4)(5)
Former Chairman        2001(3)   $200,000    $  22,380(10)      0               0         925,000(11)           0    $ 6,000(4)
of the Board and
Chief Executive                                      0
Officer

Mark R. Miehle         2002(2)   $134,202            0          0               0          55,000(12)           0    $18,000(4)(14)
Former President       2001(3)   $150,000            0          0               0         110,000(13)           0    $ 6,000(4)
and Chief
Operating Officer

Aziz A.                2003(1)   $ 24,219            0          0               0               0               0          0
Mohabbat               2002(2)   $126,878            0          0               0               0               0          0
Vice President of
Operations(15)

Heber C.               2003(1)   $ 36,855            0          0               0         150,000(17)           0          0
Maughan                2002(2)   $114,416            0          0               0               0               0          0
Former Chief           2001(3)   $ 27,500            0          0               0          30,000(18)           0          0
Financial
Officer(16)

--------------------
(1)      For the fiscal year ended December 31, 2003
(2)      For the fiscal year ended December 31, 2002
(3)      For the fiscal year ended December 31, 2001
(4) The amounts under "All Other Compensation" for 2003, 2002 and 2001 include payments related to the operation of automobiles and/or automobiles and insurance by the named executives.

(5) The amounts under "All Other Compensation" for 2002 include payments related to the residential housing accommodations for its employees, living outside of Utah while they were working at its corporate headquarters in Salt Lake City, leased from Mr. Motter at $2,500 per month.
(6) On March 19, 2003, its board of directors granted Mr. Poore options to purchase 1,000,000 shares of its common stock at an exercise price of $.16 per share.
(7) The Company paid A-Mech Engineering, Inc. a total of $16,616 for consulting services during 2003. From 1982 to August 2003, Mr. Cullumber served as President of A-Mech Engineering, Inc.
(8) On November 6, 2003, its board of directors granted Mr. Cullumber options to purchase 150,000 shares of its common stock at an exercise price of $.21 per share.
(9) Although Mr. Motter resigned as Chairman and Chief Executive Officer on August 30, 2002, he continued to receive his salary under the terms of his employment agreement through December 16, 2002.
(10)     The Company awarded Mr. Motter a cash bonus in June 2001.
(11) On September 11, 2001, the Company granted Mr. Motter options to purchase 925,000 shares of its common stock at an exercise price of $2.75 per share.
(12) On January 29, 2002, the Company's Board of Directors granted Mr. Miehle options to purchase the 55,000 shares of its common stock at an exercise price of $2.75 per share.
(13) On September 11, 2001, the Company's Board of Directors granted Mr. Miehle options to purchase 110,000 shares of its common stock at an exercise price of $2.75 per share.
(14) On September 3, 2002, the Company entered into a consulting agreement with Mr. Miehle in which the Company is required to pay him monthly consulting fees of $5,000 over a period of six months. The Company paid him a total of $15,000 for consulting services during the months of September, October and November of 2002.
(15) Mr. Mohabbat was named as Interim Chief Operating Officer on August 30, 2002. He was not an officer in prior years.
(16) Mr. Maughan was named as Interim Chief Executive Officer on August 30, 2002. He was appointed Vice President of Finance, Treasurer and Chief Financial Officer on October 1, 2001.
(17) On May 13, 2003, the Company's Board of Directors granted Mr. Maughan options to purchase 150,000 shares of its common stock at an exercise price of $.16 per share.
(18) On October 1, 2001, the Company's Board of Directors granted options Mr. Maughan options to purchase 30,000 shares of its common stock at an exercise price of $2.75 per share.

Options

         The following table sets forth information regarding stock options granted during the fiscal year ended December 31, 2003, to each named executive officer.

                                                 Option Grants in Last Fiscal Year


                                                                Individual Grants
                                              Percentage of
                               Number of          Total
                              Securities         Options          Exercise
                              Underlying        Granted to         Price
                                Options        Employees in      Per Share     Expiration
Name                          Granted (#)     Fiscal Year(%)       ($/Sh)         Date
----                          -----------     --------------       ------         ----
Jeffrey F. Poore.............1,000,000(1)        56.3%                $.16        3/19/08
David I. Cullumber...........  150,000(2)         8.5%                $.21         11/6/08
Gregory C. Hill..............           0          --                  --            --
Heber C. Maughan.............  150,000(3)         8.5%                $.16        5/13/08
Aziz A. Mohabbat.............           0          --                  --            -

(1) Options for 800,000 shares vested on March 19, 2003, options for an additional 100,000 shares vest on March 19, 2004, and options for the remaining 100,000 shares vest on March 19, 2005.
(2) Options vest in three equal annual installments, beginning on November 6, 2003. (3) Options vest in three equal annual installments, beginning on May 13, 2003.

         The following table sets forth information regarding unexercised options to acquire shares of the Company's common stock held as of December 31, 2003, by each named executive officer.

               Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year-End Option Values

                                                                      Number of Securities
                                                                           Underlying                    Value of Unexercised
                                                                       Unexercised Options               In-the-Money Options
                                                                     at December 31, 2003(#)            at December 31, 2003($)
                                                                     -----------------------            -----------------------
                             Shares Acquired       Value
Name                           on Exercise      Realized($)       Exercisable      Unexercisable      Exercisable     Unexercisable
----                           -----------      -----------       -----------      -------------      -----------     -------------
Jeffrey F. Poore..........          0                0                    800,000           200,000        0                0
David I. Cullumber........          0                0                     50,000           100,000        0                0
Gregory C. Hill...........          0                0                          0                 0        0                0
Heber C. Maughan............        0                0                     50,000           100,000        0                0
Aziz A. Mohabbat............        0                0                          0                 0        0                0

Director Compensation

         On July 11, 2003, Messrs. Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz, directors of the Company, were each granted options to purchase 125,000 shares of its common stock at an exercise price of $.25 per share. In addition, outside directors are also reimbursed for their expenses in attending board and committee meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefore. The options were not issued at a discount to the then market price.

Employee 401(k) Plan

         In October  1996,  the  Company's  board of directors  adopted a 401(k)
Retirement Savings Plan. Under the terms of the 401(k) plan, effective as of November 1, 1996, the Company may make discretionary employer matching contributions to its employees who choose to participate in the plan. The plan allows the board to determine the amount of the contribution at the beginning of each year. The Board adopted a contribution formula specifying that such discretionary employer matching contributions would equal 100% of the participating employee's contribution to the plan up to a maximum discretionary employee contribution of 3% of a participating employee's compensation, as defined by the plan. All persons who have completed at least six months' service with the Company and satisfy other plan requirements are eligible to participate in the plan.

1995 Stock Option Plan

         The Company adopted a 1995 Stock Option Plan, for the officers, employees, directors and consultants of its company on November 7, 1995. The plan authorized the granting of stock options to purchase an aggregate of not more than 300,000 shares of its common stock. On February 16, 1996, options for substantially all 300,000 shares were granted. On June 9, 1997, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 300,000 shares to 600,000 shares. On September 3, 1998, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 600,000 shares to 1,200,000 shares. On November 29, 2000, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 1,200,000 shares to 1,700,000 shares. On September 11, 2001, its shareholders approved an amendment to the 1995 plan to increase the number of shares of common stock reserved for issuance thereunder from 1,700,000 shares to 2,700,000 shares. On June 13, 2003, its shareholders approved an amendment to the plan to increase the member of shares of common stock reserved for issuance thereunder from 2,700,000 shares to 3,700,000 shares.

         The compensation committee administers the 1995 Stock Option Plan. In general, the compensation committee will select the person to whom options will be granted and will determine, subject to the terms of the plan, the number, exercise, and other provisions of such options. Options granted under the plan will become exercisable at such times as may be determined by the compensation committee. Options granted under the plan may be either incentive stock options, as such term is defined in the Internal Revenue Code, or non-incentive stock options. Incentive stock options may only be granted to persons who are employees. Non-incentive stock options may be granted to any person, including, but not limited to, its employees, independent agents, consultants as the compensation committee believes has contributed, or will contribute, to its success as the compensation committee believes has contributed, or will contribute, to its success. The compensation committee determines the exercise price of options granted under the 1995 Stock Option Plan, provided that, in the case of incentive stock options, such price is not less than 100% (110% in the case of incentive stock options granted to holders of 10% of voting power of its stock) of the fair market value (as defined in the plan) of the common stock on the date of grant. The aggregate fair market value (determined at the time of option grant) of stock with respect to which incentive stock options become exercisable for the first time in any year cannot exceed $100,000.

         The term of each option shall not be more than ten years (five years in the case of incentive stock options granted to holders of 10% of the voting power of its stock) from the date of grant. The Board of Directors has a right to amend, suspend or terminate the 1995 Stock Option Plan at any time; provided, however, that unless ratified by its shareholders, no amendment or change in the plan will be effective that would increase the total number of shares that may be issued under the plan, materially increase the benefits accruing to persons granted under the plan or materially modify the requirements as to eligibility and participation in the plan. No amendment, supervision or termination of the plan shall, without the consent of an employee to whom an option shall heretofore have been granted, affect the rights of such employee under such option.

Employment Agreements

         The Company entered into an employment agreement with Thomas F. Motter, which commenced on January 1, 1998 and expires on December 31, 2002. The employment agreement requires Mr. Motter to devote substantially all of his working time as the Company's Chairman and Chief Executive Officer, provided that he may be terminated for "cause" (as provided in the agreements) and prohibits him from competing with the Company for two years following the termination of his employment agreement. The employment agreement provides for the payment of an initial base salary of $135,000, effective as of January 1, 1998. The employment agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Board of Directors. Effective as of October 1, 1999, the Board of Directors approved an increase in Mr. Motter's annual base salary to $160,000, and effective as of July 1, 2000, the board approved an increase in his annual base salary to $200,000, which remained in effect during 2002. Mr. Motter resigned as Chairman and Chief Executive Officer on August 30, 2002. He continued to receive his salary under the terms of the employment agreement through December 16, 2002.

         The Company entered into an employment agreement with Mark R. Miehle, which commenced on June 5, 2000, and was to expire on June 4, 2003. The employment agreement required Mr. Miehle to devote substantially all of his working time as the Company's President and Chief Operating Officer, provided that he may be terminated for "cause" (as provided in the agreement) and prohibited him from competing with the Company for two years following the termination of his employment agreement. The employment agreement provided for the payment of an initial annual base salary of $150,000, effective as of June 5, 2000, and the issuance of stock options to purchase 150,000 shares of the Company's common stock at $6.00 per share, to be vested in equal annual amounts over a three year period. The employment agreement also provided for salary increases and bonuses as to be determined at the discretion of the Board of Directors. The stated annual compensation remained in effect through December 31, 2001 and into 2002. The Board of Directors terminated the employment agreement with Mr. Miehle on August 30, 2002. He entered into a six month consulting agreement, which expired on February 28, 2003, for $5,000 per month. Mr. Miehle was paid $15,000 in 2002 under the terms of the consulting agreement.

         The Company entered into an employment agreement with Jeffrey F. Poore, which commenced on March 19, 2003 and expires on March 19, 2006. The employment agreement requires Mr. Poore to devote substantially all of his working time as the Company's President and Chief Executive Officer, provided that he may be terminated for "cause" (as provided in the agreement) and prohibits him from competing with the Company for two years following the termination of his employment agreement. The employment agreement provides for the payment of an initial base salary of $175,000, effective as of March 19, 2003. The employment agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Board of Directors. The employment agreement further provides for the issuance of stock options to purchase 1,000,000 shares of the Company's common stock at $.16 per share, of which options to purchase 800,000 shares of common stock shall vest on March 19, 2003, options for an additional 100,000 shares of common stock shall vest on March 19, 2004, and options for an additional 100,000 shares of common stock shall vest on March 19, 2005.

         The Company entered into an employment agreement with John Y. Yoon, which commenced on March 18, 2004 and expires on March 18, 2007. The employment agreement requires Mr. Yoon to devote substantially all of his working time as the Company's President and Chief Executive Officer, providing that he may be terminated for "cause" (as provided in the agreement) and prohibits him from competing with the Company for two years following the termination of his employment agreement. The employment agreement provides for the payment of an initial base salary of $175,000, effective as of April 1, 2004. The employment agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Board of Directors. The employment agreement further provides for the issuance of stock options to purchase 1,000,000 shares of the Company's common stock at $.13 per share. The options vest in 36 equal monthly installments of 27,778 shares, beginning on April 30, 2004 until such shares are vested.

         In the event of a change of control of the Company, then all outstanding stock options granted to Mr. Yoon shall be immediately vested. A change of control shall be deemed to have occurred if (i) a tender offer shall be made and consummated for the ownership of more than 25% of the Company's outstanding shares; (ii) the Company shall be merged or consolidated with another corporation and, as a result, less than 25% of the outstanding common shares of the surviving corporation shall be owned in the aggregate by the Company's former shareholders, as the same shall have listed prior to such merger or consolidation; (iii) the Company shall sell all or substantially all of its assets to another corporation that is not a wholly-owned subsidiary or affiliate; (iv) as a result of any contested election for the Board of Directors, or any tender or exchange offer, merger of business combination or sale of assets, the persons who were directors of the Company before such a transaction shall cease to constitute a majority of the Board of Directors; or
(v) a person other than an officer or director of the Company shall acquire more than 20% of the outstanding shares of common stock of the Company.

Severance Agreement

         On August 30, 2002, the Board of Directors terminated the employment agreement with Mark R. Miehle who had been serving as its President and Chief Operating Officer. Under the terms of the termination of Mr. Miehle's employment agreement, the stock options issued to him on April 19, 2000 to purchase 150,000 shares of its common stock at $6.00 per share, on September 11, 2001 to purchase 110,000 shares of its common stock at $2.75 per share, and on January 28, 2002 to purchase 55,000 shares of its common stock at $2.75 per share were fully vested as of the date of such termination and continue to be exercisable for a period of one year following the termination of a consulting agreement, at which time such options would expire.

Consulting Agreement

         On April 3, 2003, the Company entered into a consultant agreement with Kinexsys Corporation ("Kinexsys"). Under the terms of the agreement, Kinexsys through its Senior Partner, Timothy R. Forstrom, is to prepare a capital markets plan and a corporate positioning and communications plan for the Company, for which Kinexsys is to receive warrants to purchase up to 200,000 shares of the Company's common stock at an exercise price of $.16 per share. The capital markets plan is to include a detailed analysis of the Company's capital market structure in relation to current investors, market trends and projected equity movements, and recommendations on capital management strategies. The corporate positioning and communications plan is to include a corporate positioning matrix for markets, analysts, customers and partners, and a communications plan. The agreement is for a one-year term but may be renewed at the option of both parties.

         The termination of the employment agreement also required the Company to enter into a consulting agreement with Mr. Miehle. Under the terms of the consulting agreement, Mr. Miehle is to provide consulting services to the Company for a period of six months for a fee of $5,000 per month. The consulting agreement is to be automatically renewed for an additional six months at a fee of $3,000 per month unless the Company deliver written notice to Miehle at least 30 days prior to the end of the initial six month term that the Company will not renew the agreement. The Company paid Mr. Miehle a total of $15,000 under the consulting agreement for consulting services during the months of September, October and November of 2002. The Company also provided written notice to Mr. Miehle more than 30 days prior to the end of the initial six month term of the consulting agreement of its intention not to renew the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of December 31, 2003 for
(i) each executive officer (ii) each director, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.



                                                                     Percent of
Name and Address(1)                         Number of Shares          Ownership
-------------------                         ----------------          ---------
Douglas A. MacLeod, M.D. (2)
    502 South M Street
    Tacoma Washington 98405                      2,538,451              10.0%
John Y. Yoon                                             -                  *
Jeffrey F. Poore(3)                                800,000               3.1%
Dr. David M. Silver(4)                             741,166               2.9%
Randall A. Mackey(4)                               725,000               2.8%
Keith D. Ignotz(5)                                 454,560               1.8%
David I. Cullumber                                  50,000                  *
Gregory C. Hill                                          -                  *
Heber C. Maughan(6)                                 50,000                  *
Aziz A. Mohabbat                                         -                  *
Executive officers and directors
   as a group (eight persons)                    2,820,726              11.1%
         -----------------
         *Less than 1%.

(1) Unless otherwise indicated, the address of each listed stockholder is c/o Paradigm Medical Industries, Inc., 2355 South 1070 West, Salt Lake City, Utah, 84119.
(2) Includes the stock held by Douglas A. MacLeod, M.D. Profit Sharing Trust, St. Mark's Eye Institute and Milan Holdings, Ltd.
(3) Includes options to purchase 800,000 shares of common stock granted to Dr. Poore that are currently exercisable or will become exercisable within 60 days of December 31, 2003.
(4) Includes options to purchase 725,000 shares of common stock granted to each of Dr. Silver and Mr. Mackey that are currently exercisable or will become exercisable within 60 days of December 31, 2003.
(5) Includes options to purchase 453,851 shares of common stock granted to Mr. Ignotz that are currently exercisable or will become exercisable within 60 days of December 31, 2003.
(6) Includes options to purchase 50,000 shares of common stock granted to Mr. Maughan that are currently exercisable or will become exercisable within 60 days of December 31, 2003.

Item 13. Certain Relationships and Related Transactions

         The information set forth herein describes certain transactions between the Company and certain affiliated parties. Future transactions, if any, will be approved by a majority of the disinterested members and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

         Thomas F. Motter, the Company's former Chairman of the Board and Chief Executive Officer, leased his former residence to the Company for $2,500 per month. The primary use of the residential property was for housing accommodations for its employees living outside of Utah while they were working at its corporate headquarters in Salt Lake City. The Company paid $2,500 and $14,000 in rent during 2003 and 2002, respectively. This agreement was terminated on January 31, 2003.

         The Company entered into a consulting agreement with Mark R. Miehle, the its former president and chief operating officer for a period of six months commencing on September 3, 2002. The agreement was renewable for additional six month terms. The Company did not renew the contract upon its expiration. The Company paid $1,000 and $15,000 under this agreement during 2003 and 2002, respectively, and had an accrual of $5,000 as of December 31, 2002.

         Randall A. Mackey, a director since January 21, 2000, and from September 1995 to September 3, 1998 and chairman of the board since August 30, 2002, is President and a shareholder of the law firm of Mackey Price & Thompson, which rendered legal services in connection with various corporate matters. Legal fees and expenses paid to Mackey Price & Thompson for the fiscal years ended December 31, 2003 and 2002, totaled $97,000 and $167,000, respectively. As of December 31, 2003, the Company owed this firm $136,000, which is included in accounts payable.
                                     PART IV

Item 14. Principal Accountant Fees and Services

         Fees for the 2003 annual audit of the financial statements and related quarterly review services were approximately $51,000. Fees in 2003 related to the review of registration statements and assistance in responding to SEC comments were approximately $14,000. Fees in 2003 for edgarization of filings were approximately $8,000. Fees in 2003 for tax return preparation were approximately $10,000. Other fees in 2003 for meetings and other consultation were approximately $3,000.

         Fees for the 2002 annual audit of the financial statements and related quarterly review services were approximately $43,000. Fees in 2002 related to the review of registration statements, private placement memorandums, proxy statements, other SEC filings, and assistance in responding to SEC comments were approximately $20,000. Fees in 2002 for edgarization of filings were approximately $9,000. Other fees in 2002 for meetings and other consultation were approximately $2,000.

Item 15. Exhibits and Reports on Form 8-K

       (a)  Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
  No.                      Document Description
-------                    --------------------

2.1      Amended   Agreement  and  Plan  of  Merger  between   Paradigm  Medical
         Industries,   Inc.,  a  California  corporation  and  Paradigm  Medical
         Industries, Inc., a Delaware corporation(1)
3.1      Certificate of Incorporation(1)
3.2      Amended Certificate of Incorporation(10)
3.3      Bylaws(1)
4.1      Warrant  Agency  Agreement  with  Continental  Stock  Transfer  & Trust
         Company(3)
4.2      Specimen Common Stock Certificate (2)
4.3      Specimen Class A Warrant Certificate(2)
4.4      Form of Class A Warrant Agreement(2)
4.5      Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6      Warrant to Purchase Common Stock with Note Holders re bridge  financing
         (1)
4.7      Specimen Series C Convertible Preferred Stock Certificate(4)
4.8 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(4)
4.9      Specimen Series D Convertible Preferred Stock Certificate (6)
4.10 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (7)
4.11     Warrant to Purchase Common Stock with Cyndel & Co. (6)
4.12     Warrant to Purchase Common Stock with R.F. Lafferty & Co., Inc. (6)
4.13     Warrant to Purchase Common Stock with Dr. Michael B. Limberg (7)
4.14     Warrant to Purchase Common Stock with John W. Hemmer (7)
4.15     Stock Purchase Warrant with Triton West Group, Inc.(9)
4.16     Warrant to Purchase Common Stock with KSH Investment Group, Inc.(9)
4.17 Warrant to Purchase Common Stock with Consulting for Strategic Growth, Ltd.(9)
4.18 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (14)
5.1      Opinion of Mackey Price & Thompson
10.1     Exclusive Patent License Agreement with PhotoMed(1)
10.2     Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3     1995 Stock Option Plan (1)
10.4     Employment Agreement with Thomas F. Motter (5)
10.5     Stock  Purchase  Agreement  with Ocular  Blood Flow,  Ltd.  and Malcolm
         Redman (7)
10.6     Consulting Agreement with Malcolm Redman (7)
10.7     Royalty Agreement with Malcolm Redman (7)
10.8     Registration Rights with Malcolm Redman (7)
10.9     Employment Agreement with Mark R. Miehle (8)
10.10    Agreements with Steven J. Bayern and Patrick M. Kolenik (8)
10.11    Private Equity Line of Credit  Agreement  with Triton West Group,  Inc.
         (9)
10.12 Asset Purchase Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P.(10)
10.13    Escrow  Agreement  with  Innovative   Optics,   Inc.,  Barton  Dietrich
         Investments, L.P. (10)
10.14    Assignment and Assumption Agreement with Innovative Optics, Inc.(10)
10.15    General Assignment and Bill of Sale with Innovative Optics, Inc.(10)
10.16    Non-Competition and Confidentiality Agreement with Mario F. Barton(10)
10.17    Termination of Employment Agreement with Mark R. Miehle(12)
10.18    Consulting Agreement with Mark R. Miehle(12)

10.19    Employment Agreement with Jeffrey F. Poore (13)
10.20    License Agreement with Sunnybrook Health Science Center(15)
10.21    Major Account Facilitator Contract(15)
10.22    Mutual Release with Douglas A. MacLeod, M.D. and Others(15)
10.23    Purchase Agreement with American Optisurgical, Inc.(15)
10.24    Purchase Order with Westland Financial Corporation(16)
10.25    Non-Waiver Agreement with United States Fire Insurance Company(16)
10.26    Employment Agreement with John Y. Yoon(17)
10.27    Consulting Agreement with Dr. John Charles Casebeer
10.28    Consulting Agreement with Kinexsys Corporation
31.1 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(5) Incorporated by reference from Report on Form 10-QSB, as filed on November 12, 1998.
(6) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(7) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(8) Incorporated by reference from Report on Form 10-QSB, as filed on November 1, 2000.
(9) Incorporated by reference from Report on Form 10-KSB, as filed on April 16, 2001.
(10) Incorporated by reference from Current Report on Form 8-K, as filed on March 5, 2002.
(11) Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3, as filed on March 20, 2002.
(12) Incorporated by reference from Report on Form 10-QSB, as filed on November 18, 2002.
(13) Incorporated by reference from Registration Statement on Form SB-2, as filed on July 7, 2003.
(14) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
(15) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on December 15, 2003.
(16) Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2, as filed on February 27, 2004.
(17) Incorporated by reference from Current Report on Form 8-K, as filed on March 23, 2004.

     (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                     PARADIGM MEDICAL INDUSTRIES, INC.




Dated: April 14, 2004                By:  /s/John Y. Yoon
                                        -------------------------------------
                                        John Y. Yoon,
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

     Signature                     Title                               Date
     ---------                     -----                               ----

/s/Randall A. Mackey        Chairman of the Board and             April 14, 2004
----------------------      Secretary
Randall A. Mackey



/s/David M. Silver          Director                              April 14, 2004
----------------------
David M. Silver, Ph.D.



/s/Keith D. Ignotz          Director                              April 14, 2004
----------------------
Keith D. Ignotz



/s/John Y. Yoon             President and Chief Executive         April 14, 2004
----------------------      Officer(Principal Executive
John Y. Yoon                Officer)



/s/Luis A. Mostacero        Controller (Principal Financial       April 14, 2004
----------------------      and Accounting Officer)
Luis A. Mostacero