Form 10KSB/A
period 2003-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2004-04-15
CIK 916444

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

         The laser probe may also eliminate any possibility for burns around the incision or at the cornea and may therefore be used with cataract surgery techniques that utilize a more delicate clear cornea incision which can eliminate sutures and be conducted with topical anesthesia. However, this system may not effectively remove harder grade cataracts. Harder grade cataracts can be removed using the already existing ultrasound capability of the
Precisionist(TM). Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2003, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. Due to the uncertainty surrounding the timetable for obtaining FDA approval and the lack of significant revenue from the other surgical products, the Company has recorded an inventory reserve against the majority of the inventory associated with the Photon(TM) and the Precisionist Thirty Thousand
(TM). The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products.

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

         The SIStem(TM) and the Odyssey(TM): The SIStem(TM) and the Odyssey(TM) have been the Company's entry-level phacoemulsification systems. The SIStem(TM) and the Odyssey(TM) were designed to be full-featured, cost-effective, reliable phaco machines; however, due to the lack of sales in 2002, the products were determined to be obsolete. Sales of the SIStem(TM), the Odyssey(TM), and related accessories represented approximately 11% and 4% of the total revenues for fiscal years 2003 and 2002, respectively. On December 3, 2003, the Company completed the sale of the SIStem(TM) and the Odyssey(TM), including patents, trademarks, software codes and programs, supplies, work in process, finished goods and molds, to American Optisurgical, Inc.

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

         The following table identifies each product class, status of commercial development, the percentage of sales contributed by that class, reimbursement status, and status of applicable United States and foreign regulatory approvals:

                                                                                           %
                                                       Commercial       Reimbursement     2003        Regulatory
       Product (1)              Product Class          Development          Status        Sales       Approvals

P55 Pachymetric                System, Imaging,         Complete            Yes             3%     FDA 510(K) K844299*
Analyzer                    Pulsed Echo Diagnostic                                                 ISO 9001: 1994, EN ISO
                                                                                                   9001**

P20 A-Scan Biometric           System, Imaging,       Discontinued          Yes             2%     FDA 510(K) K844299*
Ultrasound  Analyzer             Pulsed Echo                                                       ISO 9001: 1994,
                                  Diagnostic                                                       EN ISO 9001**

P37 A/B Scan Ocular         Transducer, Ultrasound      Complete            Yes             4%     FDA 510(K) K844299*
Ultrasound Diagnostic             Diagnostic                                                       ISO 9001: 1994,
                                                                                                   EN ISO 9001**

P40 UBM Ultrasound             System, Imaging,         Complete            Yes             7%     FDA 510(K) K844299*
Biomicroscope               Pulsed Echo Ultrasound                                                  ISO 9001: 1994,
                                  Diagnostic                                                       EN ISO 9001**

P45 UBM Ultrasound             System, Imaging,         Complete            Yes             13%    FDA 510(K) K844299*
Biomicroscope,              Pulsed Echo Ultrasound                                                  ISO 9001: 1994,
Workstation Plus                  Diagnostic                                                       EN ISO 9001**

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

SIStem(TM)and                   Phacofragmentation       Sold               Yes            11%     FDA 510(K) K844299*
Odyssey(TM)(2)

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

--------------------------

(1) Except for the Photon(TM) Ocular Surgery Workstation, which can only be sold in countries outside the United States, these products can be sold in the United States and in foreign countries including but not limited to Argentina, Australia, Bangladesh, Borneo, Brazil, Canada, China, Czechoslovakia, Egypt, France, Germany, Greece, Hong Kong, India, Israel, Italy, Japan, Jordan, Korea, Malaysia, Mexico, New Zealand, Pakistan, Peru, Poland, Puerto Rico, Russia, Saudi Arabia, Spain, Sri Lanka, Taiwan, Thailand, Turkey, United Kingdom, and United Arab Emirates
(2) Due to the lack of recent sales volume, the inventory associated with the Precisionist Thirty Thousand (TM), the SIStem(TM), and the Odyssey(TM) has been deemed obsolete and a reserve has been recorded to offset such inventory.
(3) Due to the lack of recent evidence to support the recoverability of inventory associated with the Photon(TM), the Company has recorded a reserve to offset the majority of such inventory on hand.
*        FDA 510(K) K844299  represents  domestic  clearance or approval by U.S.
         Food and Drug Administration
**       ISO 9001: 1994, EN ISO 9001 represents international approval
***      IDE G940151 represents approval for international distribution only
**** Represents full reimbursement in 22 states and partial reimbursement in four other states.

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

         In the event U.S. Fire determines that the Company or the former officers and directors named in the consolidated cases are not entitled to coverage under the policy, or that it is entitled to rescind the policy, or should the Company be declared in default under the non-waiver agreement on account of its failure to make the monthly payments owed to U.S. Fire for funding the Company's retention obligation, then the Company agrees to pay U.S. Fire, on demand, the full amount of all costs advanced by U.S. Fire, except for those amounts that the Company may have reimbursed to U.S. Fire pursuant to the monthly payments due under the non-waiver agreement.

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

Impact of New Accounting Pronouncements

         In November 2002, the EITF reached a consensus on Issue No.00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company as the Company followed the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, which provide guidance for revenue recognition of arrangements with multiple deliverables.

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an
Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN
46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

         In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the
Company's consolidated financial statements. In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial position.



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

Item 8. Financial Statements and Supplementary Data

                       PARADIGM MEDICAL INDUSTRIES, INC.
                              Financial Statements
                           December 31, 2003 and 2002

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


Notes to Financial Statements                                              F-7



--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT






To the Board of Directors of
Paradigm Medical Industries, Inc.


We have audited the balance sheet of Paradigm Medical Industries, Inc. (the Company) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company has incurred significant losses, and has been unable to generate cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/TANNER + CO.

Salt Lake City, Utah
March 5, 2004

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                                   Balance Sheet

                                                               December 31, 2003
--------------------------------------------------------------------------------

        Assets
        ------

Current assets:
  Cash                                                          $       132,000
  Receivables, net                                                      708,000
  Inventories, net                                                    1,003,000
  Prepaid and other current assets                                      141,000
                                                                ----------------

        Total current assets                                          1,984,000

Intangibles, net                                                        682,000
Property and equipment, net                                             256,000
                                                                ----------------

        Total                                                   $     2,922,000
                                                                ----------------

--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
  Accounts payable                                              $       706,000
  Accrued liabilities                                                 1,419,000
  Current portion of capital lease obligations                           56,000
                                                                ----------------

        Total current liabilities                                     2,181,000
                                                                ----------------

Capital lease obligations, net of current
  portion                                                                61,000
                                                                ----------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock $.001 par value,
    5,000,000 shares authorized,
    2,006,770 shares issued and
    outstanding (aggregate liquidation
    preference of $1,106,000)                                             2,000
  Common stock, $.001 par value, 80,000,000
    shares authorized, 25,372,794, shares
    issued and outstanding                                               25,000
  Additional paid-in capital                                         57,470,000
  Accumulated deficit                                               (56,817,000)
                                                                ----------------

        Total stockholders' equity                                      680,000
                                                                ----------------

        Total liabilities and stockholders' equity              $     2,922,000
                                                                ----------------


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-3

                                                          PARADIGM MEDICAL INDUSTRIES, INC.
                                                                    Statement of Operations

                                                                   Years Ended December 31,
-------------------------------------------------------------------------------------------


                                                         2003                 2002
                                                     --------------------------------------
Sales                                                $        3,059,000    $     5,368,000

Cost of sales                                                 2,086,000          4,210,000
                                                     --------------------------------------

        Gross profit                                            973,000          1,158,000
                                                     --------------------------------------

Operating expenses:
  General and administrative                                  2,446,000          3,702,000
  Marketing and selling                                         920,000          2,795,000
  Research, development and service                           1,033,000          2,819,000
  Impairment of assets                                          150,000          2,961,000
                                                     --------------------------------------

        Operating loss                                       (3,576,000)       (11,119,000)

Other income (expense):
  Interest income                                                 3,000             10,000
  Interest expense                                              (24,000)           (46,000)
  Gain on settlement of liabilities                             436,000                  -
                                                     --------------------------------------

        Total other income (expense)                            415,000            (36,000)
                                                     --------------------------------------

        Loss before provision for income taxes               (3,161,000)       (11,155,000)

Provision for income taxes                                            -                  -
                                                     --------------------------------------

        Net loss                                     $       (3,161,000)   $   (11,155,000)

Beneficial conversion feature on Series G
  preferred stock                                              (217,000)                 -

Deemed dividend from Series G preferred
  detachable warrants                                           (53,000)                 -
                                                     --------------------------------------

Net loss applicable to common shareholders           $       (3,431,000)   $   (11,155,000)
                                                     --------------------------------------

Loss per common share - basic and diluted            $            (0.14)   $         (0.63)
                                                     --------------------------------------

Weighted average common shares - basic and diluted           24,058,000         17,736,000
                                                     --------------------------------------

-------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                         F-4

                                                                                            PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                            Statement of Stockholders' Equity

                                                                                       Years Ended December 31, 2003 and 2002
-----------------------------------------------------------------------------------------------------------------------------


                                             Preferred                            Additional       Stock
                                               Stock      Common Stock              Paid-in      Subscription    Accumulated
                                            (see note 9)     Shares     Amount      Capital      Receivable        Deficit
                                            ----------------------------------------------------------------------------------

Balance, January 1, 2002                    $        -     15,072,531   $ 15,000   $ 52,156,000   $        -    $ (42,501,000)

Conversion of preferred stock                        -      3,132,356      3,000         (3,000)           -                -
Issuance of common stock for:
Cash                                                 -      1,262,000      2,000        560,000            -                -
Settlement of litigation                             -         75,000          -         34,000            -                -
Services                                             -        167,684          -        183,000            -                -
Assets                                               -      1,467,358      2,000      2,626,000            -                -
In process research and development                  -        477,309          -        630,000            -                -
Subscription receivable                              -        300,000          -        294,000     (294,000)               -

Issuance of stock warrants in acquisition            -              -          -        295,000            -                -

Net loss                                             -              -          -              -            -      (11,155,000)
                                            ----------------------------------------------------------------------------------

Balance, December 31, 2002                           -     21,954,238     22,000     56,775,000     (294,000)     (53,656,000)

Conversion of preferred stock                        -        115,998          -              -            -                -
Issuance of common stock for:
Cash                                                 -      1,658,032      2,000        428,000            -                -
Settlement of litigation                             -      1,562,000      1,000        258,000            -                -
Commission on sale of common stock                   -         82,526          -              -            -                -

Issuance of stock options and warrants for:
Services                                             -              -          -         35,000            -                -

Issuance of Series G preferred stock for:
Cash                                             2,000              -          -        268,000            -                -

Write off of subscription receivable                 -              -          -       (294,000)     294,000

Net loss                                             -              -          -              -            -       (3,161,000)
                                            ----------------------------------------------------------------------------------

Balance, December 31, 2003                  $    2,000     25,372,794   $ 25,000   $ 57,470,000   $        -    $ (56,817,000)
                                            ----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                           F-5


                                                                            PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                      Statement of Cash Flows

                                                                                     Years Ended December 31,
-------------------------------------------------------------------------------------------------------------

                                                                                  2003              2002
                                                                           ----------------------------------
Cash flows from operating activities:
  Net loss                                                                 $    (3,161,000)   $   (11,155,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                  319,000            624,000
    Issuance of common stock for services                                                -            183,000
    Issuance of common stock for in process research and development                     -            630,000
    Issuance of stock option/warrant for services                                   35,000                  -
    Issuance of Series G preferred stock for services                                    -                  -
    Common stock issued for settlement of litigation                               259,000             34,000
    Allowance for (recovery of) bad debt expense                                   123,000            (23,000)
    Provision for losses on inventory                                              403,000          1,755,000
    Impairment of intangibles and investment                                       150,000          2,961,000
    (Gain) on settlement of liabilities                                           (436,000)                 -
    (Increase) decrease in:
      Receivables                                                                  113,000          1,473,000
      Inventories                                                                1,243,000            952,000
      Prepaid and other assets                                                     (44,000)           255,000
    Increase (decrease) in:
      Accounts payable                                                              53,000           (313,000)
      Accrued liabilities                                                          236,000           (158,000)
                                                                           ----------------------------------

        Net cash used in operating activities                                     (707,000)        (2,782,000)
                                                                           ----------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                (2,000)           (28,000)
  Increase in intangibles                                                                -           (103,000)
  Proceeds from the disposal of assets                                                   -              2,000
  Net cash paid in acquisition                                                           -           (100,000)
                                                                           ----------------------------------

        Net cash used in investing activities                                       (2,000)          (229,000)
                                                                           ----------------------------------

Cash flows from financing activities:
  Proceeds from issuance of Series G preferred stock                               270,000                  -
  Principal payments on capital lease obligations                                  (53,000)           (59,000)
  Proceeds from the issuance of common stock, including
    exercise of common stock warrants and options                                  430,000            562,000
                                                                           ----------------------------------

        Net cash provided by financing activities                                  647,000            503,000
                                                                           ----------------------------------

Net change in cash                                                                 (62,000)        (2,508,000)

Cash, beginning of year                                                            194,000          2,702,000
                                                                           ----------------------------------

Cash, end of year                                                          $       132,000    $       194,000
                                                                           ----------------------------------

-------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                           F-6

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements

                                                      December 31, 2003 and 2002
--------------------------------------------------------------------------------

1.   Organization       Organization
     and Significant    Paradigm  Medical  Industries,  Inc.  (the Company) is a
     Accounting         Delaware  Corporation  incorporated in October 1989. The
     Policies           Company   is  engaged   in  the   design,   development,
                        manufacture,  and sale of high  technology  surgical and
                        diagnostic eye care products.  Its surgical equipment is
                        designed to perform minimally  invasive cataract surgery
                        and  is  comprised  of  surgical   devices  and  related
                        instruments  and   accessories,   including   disposable
                        products.  Its diagnostic  products include a blood flow
                        analyzer,   a  pachymeter,   an  A-Scan,  an  A/B  Scan,
                        ultrasound biomicroscopes, a perimeter, and a corneal topographer.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Intangible Assets
     and Significant    As of December 31, 2003,  intangible assets consisted of
     Accounting         goodwill  related to the  purchase of Ocular Blood Flow,
     Policies           Ltd.,   product   rights,    capitalized   payments   to
     Continued          manufacturers  for  engineering  and design services and
                        patent costs.

                        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of goodwill and other intangible assets to current carrying values. The Company performed such impairment test on its intangible assets as of January 1, 2002. At that date, the Company's intangible assets consisted of product and technology rights with a net book value of approximately $297,000, engineering and design costs with a net book value of approximately $86,000, patents with a net book value of approximately $98,000, and purchase price in excess of net assets acquired (or goodwill) with a net book value of approximately $679,000. The Company's initial impairment test performed on January 1, 2002 consisted of a cash flow analysis based on estimated future revenues and directly related costs of products directly associated with the intangible assets. Based on such cash flow projections, the initial impairment test did not result in any impairment of the intangibles. As disclosed in Note 3, during 2002 the Company acquired the asset of Innovative Optics, Inc. The acquisition originally resulted in goodwill and identifiable intangible assets of $1,949,000. However, due to the Company's inability to cost effectively develop and manufacture the products acquired, an estimate of future cash flows shows that all of the assets acquired, including goodwill and identifiable intangible assets, were impaired as of December 31, 2002. Intangible assets determined to have indefinite useful lives are not amortized. The Company tests such intangible assets with indefinite useful lives for impairment annually or more frequently if events or circumstances indicate that an asset might be impaired. Intangible assets determined to have definite lives are amortized on a straight-line basis over their useful lives. Product rights are being amortized over five years, capitalized engineering and design costs are fully amortized as of December 31, 2002, and patents are being amortized over the life of the patents which is ten years. The Company reviews such intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Intangible Assets - Continued
     and Significant    Such  conditions  may include an economic  downturn in a
     Accounting         geographic  market  or a  change  in the  assessment  of
     Policies           future  operations.   Goodwill  is  not  amortized.  The
     Continued          Company   performs  tests  for  impairment  of  goodwill
                        annually or more frequently if events or circumstances indicate it might be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill.

                        Impairment assessments are performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate discount rate is used, based on the Company's cost of capital rate or location-specific economic factors.

                        Evaluation of Other Long-Lived Assets
                        The Company evaluates the carrying value of the unamortized balances of other long-lived assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management's projections of the undiscounted future cash flows associated with each asset. If management's evaluation were to indicate that the carrying values of these assets were impaired, such impairment would be recognized by a write down of the applicable asset.

                        Income Taxes
                        Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards, depreciation, impairment of intangible assets, stock compensation expense, and accrued liabilities.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Stock - Based Compensation
     and Significant    For stock options and warrants  granted to employees the
     Accounting         Company  employs the footnote  disclosure  provisions of
     Policies           Statement of Financial  Accounting  Standards (SFAS) No.
     Continued          123, Accounting for Stock-Based  Compensation.  SFAS No.
                        123  encourages  entities  to adopt a  fair-value  based
                        method of accounting for stock options or similar equity
                        instruments.  However,  it  also  allows  an  entity  to
                        continue  measuring  compensation  cost for  stock-based
                        compensation   using  the   intrinsic-value   method  of
                        accounting  prescribed  by Accounting  Principles  Board
                        (APB)  Opinion No. 25,  Accounting  for Stock  Issued to
                        Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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

                                                    Years Ended December 31,
                                              -------------------------------
                                                   2003           2002
                                              -------------------------------

 Net loss applicable to common shareholders-
 as reported                                   $  (3,431,000) $ (11,155,000)

 Deduct:  total stock-based employee
 compen-sation determined under fair value
 based method for all awards, net of related        (595,000)      (618,000)
 tax effects
                                              -------------------------------

 Net loss applicable to common shareholders-
 pro forma                                     $  (4,026,000) $ (11,773,000)
                                              -------------------------------


 Earnings per share:
      Basic and diluted - as reported          $        (.14) $        (.63)
                                              -------------------------------
      Basic and diluted - pro forma            $        (.17) $        (.66)
                                              -------------------------------


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization       Stock - Based Compensation - Continued
     and Significant    The fair value of each option  grant is estimated at the
     Accounting         date of grant  using the  Black-Scholes  option  pricing
     Policies           model with the following assumptions:
     Continued
                                                  December 31,
                                     ----------------------------------------
                                             2003                2002
                                     ----------------------------------------

    Expected dividend yield            $                 - $               -
    Expected stock price
      volatility                               110% - 117%         102%-103%
    Risk-free interest rate                             4%                4%
    Expected life of options                     2-7 years         2-7 years

                        The weighted average fair value of options granted during 2003 and 2002 are $0.16 and $1.25, respectively.

                        Earnings Per Share
                        The  computation  of basic  earnings per common share is
                        based  on  the   weighted   average   number  of  shares
                        outstanding during each year.

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 6,036,439 and 5,151,557 shares of common stock at prices ranging from $0.16 to $12.98 per share were outstanding at December 31, 2003 and 2002, respectively, but were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Research and Development
     and Significant    Costs   incurred  in   connection   with   research  and
     Accounting         development  activities are expensed as incurred.  These
     Policies           costs  consist of direct and indirect  costs  associated
     Continued          with  specific  projects as well as fees paid to various
                        entities that perform certain research on behalf of the Company.

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

                        The nature of the Company's business exposes it to risk from product liability claims. The Company maintains product liability insurance providing coverage up to $1 million per claim with an aggregate policy limit of $2 million. Any losses that the Company may suffer from any product liability litigation could have a material adverse effect on the Company.

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

                        During the years ended December 31, 2003 and 2002, no single customer represented more than 10 percent of total net sales.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization       Concentration of Risk - Continued
     and Significant    Accounts  receivable are due from medical  distributors,
     Accounting         surgery    centers,    hospitals,    optometrists    and
     Policies           ophthalmologists  located  throughout  the  U.S.  and  a
     Continued          number  of  foreign   countries.   The  receivables  are
                        generally due within thirty days for domestic  customers
                        with  extended  terms  offered  for  some  international
                        customers.   The  Company  maintains  an  allowance  for
                        estimated potentially uncollectible amounts.

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

                        Reclassifications
                        Certain amounts in the 2002 financial statements have been reclassified to conform to the presentation of the current year financial statements.

2.   Going              The accompanying financial statements have been prepared
     Concern            on  a  going   concernbasis,   which   contemplates  the
                        realization   of   assets   and  the   satisfaction   of
                        liabilities   in  the   normal   course   of   business.
                        Historically,  the  Company  has  not  demonstrated  the
                        ability   to   generate   sufficient   cash  flows  from
                        operations  to  satisfy  its   liabilities  and  sustain
                        operations, and the Company has incurred significant losses. These factors raise substantial doubt about the Company's ability to continue as a going concern.


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

                        In addition, the Company has taken significant steps to reduce costs and increase operating efficiencies. Specifically, during the second quarter of 2002, the Company closed its San Diego facility. In so doing, numerous manufacturing, accounting and management responsibilities were consolidated. In addition, such closure resulted in significant headcount reductions as well as savings in rent and other overhead costs. The Company has also significantly reduced the use of consultants, which has resulted in a large decrease in expenses, and reduced the direct sales force to five representatives, which has resulted in less payroll, travel and other selling expenses. Although these cost savings have significantly reduced the Company's losses and ongoing cash flow needs, if the Company is unable to obtain equity or debt financing, it may be unable to continue development of its products and may be required to substantially curtail or cease operations.


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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Acquisitions       Innovative Optics, Inc. - Continued
     Continued          As  consideration  for the purchase of certain assets of
                        Innovative Optics, the Company paid $100,000 and issued an aggregate of 1,272,825 shares of its common stock, and warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share, exercisable over a period of three years from the closing date. The Company filed a registration statement with the Securities and Exchange Commission to register the shares of common stock for resale that Innovative Optics received as purchase consideration and the shares that Innovative
                        Optics will receive  upon the exercise of the  warrants.
                        The assets purchased included but were not limited to patents, inventory, work in process and finished goods relating to the Innovatome(TM), a microkeratome, and microkeratome blades. Of the 1,272,825 shares of the Company's common stock issued to Innovative Optics at closing, one-half the number of these shares, or 636,412 shares, were placed in an escrow account maintained at the law firm of Mackey Price & Thompson (the "Disbursing
                        Agent") pursuant to the terms of an Escrow Agreement.

                        In  connection  with  this   acquisition,   the  Company
                        recorded the following:

                         Inventory                          $       225,000
                         Property, plant and equipment               35,000
                         Intangibles:
                              Patents, rights, trade name           530,000
                              Goodwill                            1,419,000
                         Equity:
                              Common stock issued               (1,814,000)
                              Warrants issued                     (295,000)
                                                            ----------------

                         Net cash paid                      $       100,000
                                                            ----------------

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Acquisitions       Innovative Optics, Inc. - Continued
     Continued          Despite  best   efforts,   the  Company  was  unable  to
                        manufacture microkeratome blades at a targeted materials
                        cost  per  blade.   If  the   Company   certified   that
                        implementation  of Phase I of the Blade Price  Reduction
                        Program resulted in materials cost that exceeded the target cost per blade and such certification was not disputed by Innovative Optics, the number of escrow shares disbursed to Innovative Optics was to be reduced by 300 shares for every cent that the materials cost per blade exceeded the target cost. The Company was not successful in achieving the blade price reduction.
                        Innovative Optics requested that the total number of shares associated with Phase I be issued to them stating that the Company did not use its best efforts to achieve the target cost and that proper notification was not delivered to them. In August 2002, the Company issued
                        477,309 shares of common stock, which were held in escrow to Innovative Optics.

                        The shares were valued at $630,000, based upon the market price per share at the date of issue. The transaction amount was recorded as in-process research and development costs and charged to expense in 2002.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Acquisitions       Innovative Optics, Inc. - Continued
     Continued          The Company determined that it could not manufacture the
                        blades to support  its  customer  base at an  economical
                        cost. There are no blades in inventory at this time. The
                        Company  has  attempted  to sell the product and related
                        intangibles,   but  has  not  been  successful  in  such
                        efforts. Accordingly, due to the lack of projected future cash flows, during 2002 the Company recorded an impairment expense of $2,082,000 for the remaining book value of property and equipment and intangible assets purchased from Innovative Optics.

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

                        The issuance of 736,945 and 94,000 shares were valued based on the market price of Paradigm's common stock on the date of the transaction and resulted in an investment in IBS of $814,000, which combined with a cash investment of $65,000 made in 2000, resulted in a total investment of $879,000. The 300,000 shares were also valued at the market price on the date of issuance and were recorded as a stock subscription receivable of $294,000 because it was anticipated that such shares will either be paid for or returned in the future.

                        Due to the uncertainty of future cash flows and the fact that the products have not been approved by the FDA, the Company determined that the likelihood of recovery of its investment was remote and recorded an impairment expense for the investment of $879,000 in 2002. In 2003, due to the decline in value of the Company's common stock and the Company's inability to collect the subscription receivable, the Company wrote-off the subscription receivable of $294,000 against additional paid-in capital.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4.   Detail of
     Certain
     Balance
     Sheet
     Accounts

Receivables:
      Trade receivables                                   $       1,178,000
      Allowance for Doubtful accounts                              (470,000)
                                                          ------------------

                                                          $         708,000
                                                          ------------------
Inventories:
      Finished goods                                      $         703,000
      Raw materials                                               1,942,000
      Reserve for obsolescence                                  (1,642,000)
                                                          ------------------

                                                          $       1,003,000
                                                          ------------------
 Accrued liabilities:
      Payroll and employee benefits                       $         540,000
      Warranty and return allowance                                 413,000
      Customer deposits                                             207,000
      Consulting and other                                          108,000
      Deferred revenue                                               90,000
      Royalties                                                      61,000
                                                          ------------------

                                                          $       1,419,000
                                                          ------------------


5.   Intangible         Intangible  assets  consist of the following at December
     Assets             31, 2003:


      Goodwill                                            $         799,000
      Product and technology rights                                 700,000
      Engineering and design costs                                  482,000
      Patents                                                        92,000
                                                          ------------------

                                                                  2,073,000

 Accumulated amortization                                        (1,391,000)
                                                          ------------------

 Net intangible assets                                    $         682,000
                                                          ------------------

                        Amortization expense for the years ended December 31, 2003 and 2002 was $79,000 and $248,000, respectively.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Intangible         During the year ended  December  31,  2003,  the Company
     Assets             evaluated  the  carrying  value of its  unissued  patent
     Continued          costs   and   product   and   technology    rights   for
                        recoverability.  This  analysis,  based on the estimated
                        future cash flows associated with such assets,  resulted
                        in an impairment  expense of $81,000 and $69,000 related
                        to  patents   and   product   and   technology   rights,
                        respectively.

6.   Property and       Property and equipment consists of the following:
     Equipment
                  Office equipment                         $        750,000
                  Computer equipment                                658,000
                  Automobile                                         53,000
                  Furniture and fixtures                            264,000
                  Leasehold improvements                            166,000
                                                           -----------------

                                                                  1,891,000

                  Accumulated depreciation and
                     amortization                                (1,635,000)
                                                           -----------------

                                                           $        256,000
                                                           -----------------

7.   Lease              During the years ended  December 31, 2003 and 2002,  the
     Obligations        Company leased certain  equipment  under  noncancellable
                        capital leases. These leases provide the Company the option to purchase the leased assets at the end of the initial lease term. Assets under capital leases included in fixed assets and are as follows:


 Computer and other equipment                              $         291,000

 Less accumulated amortization                                     (177,000)
                                                           ------------------

                                                           $         114,000
                                                           ------------------

                        Amortization expense on assets under capital leases during the years ended December 31, 2003 and 2002 was $56,000 and $46,000, respectively.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Lease              Capital lease obligations have imputed interest rates of
     Obligations        approximately  7% to 22%.  The  leases  are  secured  by
     Continued          equipment.  Future minimum payments on the capital lease
                        obligations are as follows:

          2004                                              $         72,000
          2005                                                        54,000
          2006                                                        14,000
                                                            -----------------

                                                                     140,000

 Less amount representing interest                                  (33,000)
                                                            -----------------

 Present value of future minimum lease payments                      117,000

 Less current portion                                               (56,000)
                                                            -----------------

 Long-term portion                                          $         61,000
                                                            -----------------

                        The Company leases office and warehouse space under an operating lease agreement. Future minimum rental payments under the noncancellable operating lease as of December 31, 2003 are approximately as follows:


                        Year Ending December 31,                  Amount
                                                            ------------------
                             2004                           $         115,000
                             2005                                     118,000
                                                            ------------------

                       Total future minimum
                        rental payments                     $         233,000
                                                            ------------------

                        Rent expense related to noncancelable operating leases was approximately $159,000 and $437,000 for the years ended December 31, 2003 and 2002, respectively.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Income             The provision for income taxes is different than amounts
     Taxes              which  would  be  provided  by  applying  the  statutory
                        federal income tax rate to loss before provision for income taxes for the following reasons:

                                                    Years Ended
                                                    December 31,
                                          -----------------------------------
                                               2003             2002
                                         -----------------------------------

 Income tax benefit at
   statutory rate                        $      1,170,000 $       4,127,000
 Expiration of research and
   development tax credit
   carryforwards                                        -           (25,000)
 Meals and entertainment                           (7,000)          (33,000)
 Other                                              2,000             1,000
 Change in valuation allowance                 (1,165,000)       (4,070,000)
                                         -----------------------------------

                                         $              - $               -
                                         -----------------------------------

                        Deferred tax assets (liabilities) are comprised of the following:

 Net operating loss carryforward                           $     16,384,000
 Depreciation, amortization, and impairment                         883,000
 Allowance and reserves                                           1,122,000
 Impairment of investment in IBS                                    325,000
 Research and development tax credit
   carryforwards                                                     34,000
                                                           -----------------

                                                                 18,748,000

 Valuation allowance                                           (18,748,000)
                                                           -----------------

                                                           $              -
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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Income             At December 31, 2003, the Company had net operating loss
     Taxes              carryforwards of approximately  $44 million and research
     Continued          and    development   tax   credit    carryforwards    of
                        approximately $34,000. These carryforwards are available to offset future taxable income and expire in 2004 through 2020. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.

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

                        2. Upon the liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $1.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Total liquidation preference at December 31, 2003 was $6,000.

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



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Capital            5.    The Company may, at its option,  redeem all of the
     Stock                    then outstanding  shares of the Series A Preferred
     Continued                Stock at a price of $4.50 per share,  plus accrued
                              and unpaid dividends related to the fiscal year in which such redemption occurs.

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

                        2. Upon the liquidation of the Company, the holders of the Series B Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $4.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Such right, however, is subordinate to the rights of the holders of Series A Preferred Stock to receive a distribution of $1.00 per share plus accrued and unpaid dividends. Total liquidation preference at December 31, 2003 was $36,000.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Capital            Series C Preferred Stock
     Stock              In January 1998, the Company  authorized the issuance of
     Continued          a total of 30,000  shares of Series C  Preferred  Stock,
                        $.001 par value, $100 stated value. As of December 31, 2003 there were no Series C Preferred Stock issued and outstanding. The Series C Preferred Stock have the following rights and privileges:

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

                        3. Each share was convertible, at the option of the holder at any time until January 1, 2002, into approximately 57.14 shares of common stock at an initial conversion price, subject to adjustments for stock splits, stock dividends and certain combination or recapitalization of the common stock, equal to $1.75 per share of common stock.

                        4.    The holders of the shares have no voting rights.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Capital            Series D Preferred Stock
     Stock              In  January  1999,  the  Company's  Board  of  Directors
     Continued          authorized  the issuance of a total of 1,140,000  shares
                        of  Series D  Preferred  Stock  $.001 par  value,  $1.75
                        stated value. The Series D Preferred Stock has the following rights and privileges:

                        1. The holders of the shares are entitled to dividends at the rate of 10% per share per annum of the aggregate stated value. The dividends are non-cumulative and, therefore, deficiencies in dividend payments from one year are not carried forward to the next year.

                        2. Upon the liquidation of the Company, the holders of the Series D Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2003 was $9,000.

                        3. Each share was convertible, at the option of the holder at any time until January 1, 2002, into one share of Common Stock at an initial conversion price, subject to adjustment. The Series D Preferred Stock shall be converted into one share of the Common Stock subject to adjustment (a) on January 1, 2002 or (b) upon 30 days written notice by the Company to the holders of the Shares, at any time after (i) the 30-day anniversary of the registration statement on which the shares of Common Stock issuable upon conversion of the Series D Preferred Stock were registered and (ii) the average closing price of the Common Stock for the 20-day period immediately prior to the date on which notice of redemption is given by the Company to the holders of the Series D Preferred Stock is at least $3.50 per share. The Company in 1999 recorded $872,000 as a beneficial conversion feature related to the differences in the conversion price of the preferred stock to common stock.

                        4.    The holders of the shares have no voting rights.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Capital            Series E Preferred Stock
     Stock              In May 2001,  the Company  authorized  the issuance of a
     Continued          total of 50,000 shares of Series E Preferred Stock $.001
                        par value,  $100  stated  value.  The Series E Preferred
                        Stock has the following rights and privileges:

                        1. The holders of the shares are entitled to dividends at the rate of 8% per share per annum of the aggregate stated value. The dividends are non-cumulative and, therefore, deficiencies in dividend payments from one year are not carried forward to the next year.

                        2. Upon the liquidation of the Company, the holders of the Series E Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2003 was $100,000.

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


9.   Capital            Series E Preferred  Stock - Continued
     Stock
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

                        2. Upon the liquidation of the Company, the holders of the Series F Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2003 was $460,000.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Capital            Series F Preferred Stock - Continued
     Stock
     Continued          3.    Each  share is  convertible,  at the option of the
                              holder at any time until  January  1,  2005,  into
                              approximately  53.33  shares of Common Stock at an
                              initial  conversion  price,  subject to adjustment
                              for stock  splits,  stock  dividends  and  certain
                              combination  or  recapitalization  of  the  common
                              stock,  equal to $1.875 per share of common stock.
                              The Series F Preferred  Stock  shall be  converted
                              into Common  Stock  subject to  adjustment  (a) on
                              January 1, 2005 or (b) upon 30 days written notice
                              by the Company to the  holders of the  Shares,  at
                              any time after (i) the 30-day  anniversary  of the
                              registration  statement  on which  the  shares  of
                              Common  Stock  issuable  upon  conversion  of  the
                              Series F Preferred  Stock were registered and (ii)
                              the average  closing price of the Common Stock for
                              the 20-day period immediately prior to the date on
                              which notice of redemption is given by the Company
                              to the holders of the Series F Preferred  Stock is
                              at least  $3.50 per  share.  The  Company  in 2001
                              recorded  $1,105,000  as a  beneficial  conversion
                              feature   related  to  the   differences   in  the
                              conversion price of the preferred stock to common stock.

                        4.    The holders of the shares have no voting rights.

                        Series G Preferred Stock
                        In August 2003, the Company authorized the issuance of a total of 2,000,000 shares of Series G Preferred Stock $.001 par value, $1.00 stated value. The Series G Preferred Stock has the following rights and privileges:

                        1. The holders of the shares are entitled to dividends at the rate of 7% per share per annum of the aggregate stated value. The dividends are non-cumulative and, therefore, deficiencies in dividend payments from one year are not carried forward to the next year.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Capital            2.    Upon the  liquidation of the Company,  the holders
     Stock                    of the Series G  Preferred  Stock are  entitled to
     Continued                receive an amount per share  equal to the  greater
                              of (a) the amount  they would  have  received  had
                              they   converted  the  shares  into  Common  Stock
                              immediately  prior  to such  liquidation  plus all
                              declared but unpaid  dividends;  or (b) the stated
                              value of $.25 per share plus  declared  but unpaid
                              dividends.   Total   liquidation   preference   at
                              December 31, 2003 was $495,000.

                        3. Each share is convertible, at the option of the holder at any time until August 1, 2005, into 1 share of common stock at an initial conversion price, subject to adjustment for dividends, equal to one share of common stock for each share of Series G Preferred Stock. The Series G Preferred Stock shall be converted into common stock subject to adjustment (a) on August 1, 2005 or (b) upon 30 days written notice by the Company to the holders of the shares, at any time after (i) the 30-day anniversary of the registration statement on which the shares of common stock issuable upon conversion of the Series G Preferred Stock were registered and (ii) the average closing price of the common stock for the 15-day period immediately prior to the date in which notice of redemption is given by the Company to the holders of the Series G Preferred Stock is at least $.50 per share.

                        4.    The holders of the shares have no voting rights.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Capital            The following table summarizes  preferred stock activity
     Stock              during the years ended December 31, 2003 and 2002:
     Continued





                         Series A         Series B         Series C          Series D           Series E            Series F
                       Shares  Amount  Shares   Amount  Shares   Amount  Shares    Amount  Shares    Amount    Shares   Amount
                     ------------------------------------------------------------------------------------------------------------

Balance at January
1, 2002                5,747 $     -    8,986  $     -      -    $   -     10,000  $    -    19,300       $ -   47,359       $ -

Conversion of
preferred stock         (120)      -        -        -      -        -     (5,000)      -   (17,800)        -  (41,087)        -
                     ------------------------------------------------------------------------------------------------------------

Balance at December
31, 2002               5,627       -    8,986        -      -        -      5,000       -     1,500         -    6,272         -

Issuance of Series
G preferred stock
for cash                   -       -        -        -      -        -          -       -         -         -        -         -

Issuance of Series
G preferred stock
for commissions            -       -        -        -      -        -          -       -         -         -        -         -

Conversion of
preferred stock            -       -        -        -      -        -          -       -      (500)        -   (1,675)        -
                     ------------------------------------------------------------------------------------------------------------

Balance at December
31, 2003               5,627 $     -    8,986  $     -      -    $   -      5,000  $    -     1,000       $ -    4,597       $ -
                     ------------------------------------------------------------------------------------------------------------

Authorized           500,000       -  500,000        - 30,000        -  1,140,000       -    50,000         -   50,000         -
                     ------------------------------------------------------------------------------------------------------------

Liquidation
preference                 - $ 6,000           $36,000           $   -             $9,000           $ 100,000          $ 460,000
                     ------------------------------------------------------------------------------------------------------------





                                      Series G
                                 Shares    Amount
                                --------------------------

Balance at January
1, 2002                                 -       $ -

Conversion of
preferred stock                         -         -
                                -------------------------

Balance at December
31, 2002                                -         -

Issuance of Series
G preferred stock
for cash                        1,764,706     2,000

Issuance of Series
G preferred stock
for commissions                   216,854         -

Conversion of
preferred stock                         -         -
                                -------------------------

Balance at December
31, 2003                        1,981,560   $ 2,000
                                -------------------------

Authorized                      2,000,000         -
                                ------------------------

Liquidation
preference                                $ 495,000
                                --------------------------

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Stock  Option          The  Company  has a Stock  Option  Plan (the  Option
     Plan and               Plan),   which  reserves  shares  of  the Company's
     Warrants               authorized but unissued  common stock for the
                            the  granting of stock  options.  Amendments  to the
                            Option Plan increased the number of shares of common
                            stock   reserved  for  issuance   thereunder  to  an
                            aggregate of 3,700,000 shares.

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

                            Options were issued to employees and directors of the Company during 2003 for 2,145,000 shares of common stock with vesting periods ranging from 3 to 7 years. The exercise price of the options ranges from $0.16 to $0.25

                            The Company granted the following options and warrants to non-employees during the year ended December 31, 2003:

                            o Warrants to purchase 200,000 shares of common stock at an exercise price of $0.16 per share in return for consulting services.

                            o Warrants to investors to purchase 422,633 shares of common stock at an exercise price of $0.75.

                            o In connection with the Series G Preferred Stock offering, the Company issued warrants to purchase, in aggregate 382,353 shares of common stock at exercise prices ranging from $0.25 to $0.50.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Stock Option           During 2002, in connection with the Innovative
     Plan and               Optics acquisition (see note 3), Plan and the
     Warrants               Company granted warrants to purchase 250,000 shares
      Continued             of common stock at an Warrants exercise price of
                            $5.00 per share. These warrants were nonforfeitable,
                            vested  Continued and fully  exercisable at the time
                            of grant.  The exercise prices of these options were
                            not issued at a discount to the then market price of
                            the common  stock.  The  options and  warrants  were
                            valued according to the Black-Scholes pricing model.
                            As a result of these warrants,  the Company included
                            approximately   $295,000  in  the   purchase   price
                            relating to the acquisition of the assets from Innovative Optics, Inc.

                            A schedule of the options and warrants is as follows:


                                     Number of                     Exercise
                                ------------------------------     Price Per
                                      Options        Warrants        Share
                                ------------------------------------------------

Outstanding at
   January 1, 2002                   3,906,776      2,315,022  $  2.00 - 12.98
Granted                                 70,000        250,000      2.00 - 5.00
Exercised                                    -              -               -
Expired                               (115,479)             -             5.00
Forfeited                           (1,374,762)             -      2.31 - 5.00
                                -----------------------------------------------
Outstanding at
  December 31, 2002                  2,486,535      2,565,022     2.00 - 12.98
Granted                              2,150,000      1,404,986      0.16 - 0.25

Exercised                                    -              -                -

Expired                                      -     (1,162,025)     5.06 - 8.12
Forfeited                           (1,008,079)             -      0.21 - 6.00
                                -----------------------------------------------
Outstanding at
  December 31, 2003                  3,628,456      2,807,983   $ 0.16 - 12.98
                                ------------------------------------------------


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Stock Option           The following table  summarizes  information  about
     Plan and               stock options and warrants outstanding at
     Warrants               December 31, 2003:
     Continued

                      Outstanding                          Exercisable
 --------------------------------------------------  -----------------------
                               Weighted
                                Average
                               Remaining    Weighted                 Weighted
  Range of                    Contractual   Average                   Average
  Exercise          Number       Life       Exercise      Number     Exercise
   Prices        Outstanding    (Years)      Price      Exercisable    Price
---------------------------------------------------  ------------------------

  $ 0.16 - 0.75    3,474,986     4.23   $      0.25     2,661,653   $   0.32
    2.00 - 5.00    2,660,570     2.89          3.32     2,599,154       3.75
    6.00 - 8.13      275,000     1.46          3.27       275,000       6.55
          12.98       25,883      N/A         12.98        25,883      12.98
---------------------------------------------------  ------------------------

  $ 0.16 - 12.98   6,436,439      3.5   $      1.71     5,561,689   $   2.29
---------------------------------------------------  ------------------------

11. Related Party           Thomas F. Motter,  former  Chairman of the Board and
    Transactions            Chief Executive  Officer of the Company,  leased his
                            former residence to the Company for $2,500 per month. The primary use of the residential property was for housing accommodations for the Company's employees living outside of Utah while they were working at the Company's corporate headquarters in Salt Lake City. The Company obtained an appraisal from an independent appraiser, which had concluded that the monthly rate of $2,500 represents the fair market rate for leasing the residential property.
                            The Company paid $2,500 and $14,000 in rent during 2003 and 2002. This agreement was terminated on January 31, 2003.

                            The Company entered into a consulting agreement with a former executive officer of the Company commencing in September 2002 and ending February 2003. The Company paid approximately $1,000 and $15,000 under this agreement during 2003 and 2002, respectively, and had an accrual of approximately $14,000 and $5,000 as of December 31, 2003 and 2002,
                            respectively.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11. Related Party           A law firm,  of which the  chairman  of the board of
    Transactions            directors  of  the  Company  is a  shareholder,  has
     Continued              rendered legal services to the Company.  The Company
                            paid this firm $97,000 and $167,000, for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company owed this firm
                            $136,000, which is included in accounts payable.


12. Supplemental            During  the  year  ended   December  31,  2003,  the
    Cash Flow               Company:
    Information
                            o        Granted  200,000  warrants  for  consulting
                                     services, which is recorded as an increase to general and administrative expense and additional paid-in capital of $35,000.

                            o Issued 1,562,000 shares of common stock, valued at $258,000 based on the trading prices on the date of issuance, as settlement of potential litigation. This amount is included in general and administrative expenses and additional paid-in capital.

                            o Incurred an obligation of approximately $46,000 for the settlement of accrued liabilities of approximately $83,000 and recorded a corresponding gain of $37,000.

                            o        Reduced subscription receivable and
                                     additional paid-in capital for $294,000.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12. Supplemental            During  the  year  ended   December  31,  2002,  the
    Cash Flow               Company:
    Information
     Continued              o        Acquired   certain   assets  of  Innovative
                                     Optics, Inc. in a purchase transaction (see
                                     note  3).  The  transaction   required  the
                                     payment  of   $100,000   and  a   potential
                                     issuance of 1,272,000 shares of common stock. In connection with this acquisition, the Company recorded the following:

                                Inventory                      $       225,000
                                Property, and equipment                 35,000
                                Intangibles:
                                  Patents, rights, trade name          530,000
                                  Goodwill                           1,419,000
                                Equity:
                                  Common stock issued               (1,814,000)
                                  Warrants issued                     (295,000)
                                                               ----------------

                                Net cash paid                  $       100,000
                                                               ----------------

                            o Acquired 2,663,254, or 19.9%, of the outstanding shares of International Bioimmune Systems, Inc. (IBS) and warrants to purchase 1,200,000 shares of common stock of IBS at $2.50 per share for a period of two years, through the exchange and issuance of 736,945 shares of Paradigm common stock, the lending of 300,000 shares of Paradigm common stock to IBS, and the payment of certain expenses of IBS through the issuance of an aggregate of 94,000 shares of Paradigm common stock to IBS and its counsel.

                            Actual amounts paid for interest and income taxes are as follows:

                                                         Years Ended
                                                         December 31,
                                              --------------------------------
                                                    2003                2002
                                              --------------------------------

                                Interest      $    24,000      $       46,000
                                              --------------------------------

                                Income taxes  $         -      $            -
                                              --------------------------------


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13. Export                  Total sales include export sales by major geographic
    Sales                   area as follows:


                                              Years Ended
                                ----------------------------------------------
                                                         December 31,
                                ----------------------------------------------
                                Geographic Area           2003     2002
                                ----------------------------------------------
                                Far East           $     272,000 $  1,171,000
                                South America              9,000      308,000
                                Middle East              228,000      337,000
                                Europe                   363,000      505,000
                                Canada                    62,000      121,000
                                Mexico                     9,000       61,000

                                ----------------------------------------------
                                                   $     943,000 $  2,503,000
                                ----------------------------------------------


14.  Savings Plan           In November 1996,  the Company  established a 401(k)
                            Retirement  Savings Plan for the Company's  officers
                            and   employees.   The   Plan   provisions   include
                            eligibility  after six  months of  service,  a three
                            year vesting provision and matching contributions at
                            the  Company's  discretion.  During the years  ended
                            December 31, 2003 and 2002, the Company  contributed
                            approximately   $1,000  and  $64,000  to  the  Plan,
                            respectively.


15. Connitments             Consulting Agreements During the year ended December
    and                     31, 1999 the Company entered a consulting  agreement
    Contingencies           with a former officer of the Company,  which expires
                            in 2004 and  requires  annual  payments  of  $25,000
                            through 2003 and a payment of $12,500 in 2004.

                            During the year ended December 31, 2000, in connection with the acquisition of OBF, the Company entered a consulting agreement with the former owner of OBF, which required monthly payments of $6,000 through June 2003. As of December 31, 2003, this agreement was settled in conjunction with the royalty agreement for the Blood Flow Analyzer (see Royalty Agreements in Note 15).



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Commitments             Litigation An action was brought against the Company
    and                     in March 2000 by George Wiseman,  a former employee,
    Contingencies           in the Third  District  Court of Salt  Lake  County,
     Continued              State  of  Utah.  The  complaint  alleges  that  the
                            Company owes Mr. Wiseman 6,370 shares of common stock plus costs, attorney's fees and a wage penalty
                            (equal to 1,960 additional shares of our common stock) pursuant to Utah law. The action is based upon an extension of a written employment agreement.
                            We dispute the amount allegedly owed and intend to vigorously defend against the action.

                            An action was brought against us on March 7, 2000 in the Third District Court of Salt Lake County, State of Utah, by the Merrill Corporation that alleges that we owe the Merrill Corporation approximately $20,000 together with interest thereon at the rate of 10% per annum from August 30, 1999, plus costs and attorney's fees. The complaint alleges a breach of contract relative to printing services. We filed an answer to the complaint. On August 12, 2003, the court dismissed the action without prejudice.

                            An action was brought against us on September 11, 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum, M.D. in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum under a license agreement dated July 7, 1993, with respect to the sale of certain equipment, plus costs and attorneys' fees. Discovery has taken place and we have paid royalties of $14,736 to bring all payments up to date through June 30, 2001. We have been working with PhotoMed and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Commitments             Litigation - Continued It is  anticipated  that once
    and                     the parties can agree on the correct calculations on
    Contingencies           the  royalties,  the legal action will be dismissed.
     Continued              The  issue  in  dispute  concerning  the  method  of
                            calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one Photon(TM) laser system has been sold and no systems returned. Thus, the amount of royalties due, according to our calculations, is $600. We intend to make payment of this amount to PhotoMed and Dr.
                            Eichenbaum and, as a result, to have the legal action dismissed. However, if the parties are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend their complaint to request termination of the license agreement and, if successful, we would lose our right to manufacture and sell the Photon(TM) laser system.

                            We received a demand letter dated December 9, 2002 from counsel for Dan Blacklock, dba Danlin Corp. The letter demands payment in the amount of $65,160 for manufacturing and supplying parts for microkeratome blades. Our records show that we received approximately $34,824 in parts from the Danlin Corp., but that the additional amounts that the Danlin Corp contends are owed were from parts that were received but rejected by us because they had never been ordered. On August 14, 2003, we agreed to make a $13,650 payment to Danlin Corp. in settlement of the dispute. We have since made the $13,650 payment to Danlin Corp.

                            We received a demand letter dated December 30, 2002 from counsel for Thomas F. Motter, our former Chairman and Chief Executive Officer. Mr. Motter claims in the letter that he was entitled to certain stock options that had not been issued to him in a timely manner. By the time the options were actually issued to him, however, they had expired. Mr. Motter contends that if the options had been issued in a timely manner, he would have exercised them in a manner that would have given him a substantial benefit. Mr. Motter requests restitution for the loss of the financial opportunity. Mr. Motter also claims that he was defrauded by us by not being given an extended employment agreement when he terminated the change of control agreement that he had entered into with us.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Commitments             Litigation  -  Continued   Mr.   Motter  is  further
    and                     claiming  payment for accrued  vacation  time during
    Contingencies           the 13 years he had been  employed  by the  Company,
     Continued              asserting  that he only had a total of four weeks of
                            vacation during that period.  Finally, Mr. Motter is
                            threatening a shareholder  derivative action against
                            us  because  of  the  board  of  directors'  alleged
                            failure   to   conduct   an    investigation    into
                            conversations that took place in a chat room on Yahoo. Mr. Motter asserts that certain individuals participating in the conversations were our officers or directors whose interests were in conflict with the interest of the shareholders. We believe that Mr. Motter's claims and assertions are without merit and intend to vigorously defend against any legal action that Mr. Motter may bring.

                            On January 24, 2003, an action was brought by Dr. John Charles Casebeer against us in the Montana Second Judicial District Court, Silver Bow County, State of Montana (Civil No. DU-0326). The complaint alleges that Dr. Casebeer entered into a personal services contract with us memorialized by a letter dated April 20, 2002, with it being alleged that Dr. Casebeer fully performed his obligations. Dr. Casebeer asserts that he is entitled to $43,750 per quarter for consultant time and as an incentive to be granted each quarter $5,000 in options issued at the fair market value. An additional purported incentive was $50,000 in shares of stock being issued at the time a formalized contract was to be signed by the parties. In the letter it is provided that at its election, we may pay the consideration in the form of stock or cash and that stock would be issued within 30 days of the close of the quarter. Prior to the litigation, we issued 43,684 shares to Dr. Casebeer. The referenced letter provides that termination may be made by either party upon giving 90 days written notice. Notice was given by us in early November 2002. We recently filed its answer in defense of the action. Issues include whether or not Dr. Casebeer fully performed as asserted. The case has been settled through the issuance of 300,000 additional shares of our common stock to Dr. Casebeer.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Commitments             Litigation  - Continued On May 14, 2003, a complaint
    and                     was  filed  in the  United  States  District  Court,
    Contingencies           District   of   Utah,   captioned   Richard   Meyer,
     Continued              individually  and on behalf of all others  similarly
                            suited v. Paradigm Medical Industries,  Inc., Thomas
                            Motter,  Mark Miehle and John Hemmer,  Case No. 2:03
                            CV00448TC. The complaint also indicates that it is a "Class Action Complaint for Violations of Federal
                            Securities  Law and  Plaintiffs  Demand  a Trial  by
                            Jury." We have retained legal counsel to review the complaint, which appears to be focused on alleged false and misleading statements pertaining to the Blood Flow Analyzer(TM) and concerning a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation.

                            More specifically, the complaint alleges that we falsely stated in our Securities and Exchange Commission filings and press releases that we had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for use of the Blood Flow Analyzer(TM). The complaint also alleges that on July 11, 2002, we issued a press release falsely announcing that we had received a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation for 200 sets of our entire portfolio of products, with $70 million in systems to be delivered over a two-year period, then another $35 million of orders to be completed in the third year. As a result of these statements, the complaint contends that the price of our shares of common stock was artificially inflated during the period from April 25, 2001 through May 14, 2003, and the persons who purchased our common shares during that period suffered substantial damages. The complaint requests judgment for unspecified damages, together with interest and attorney's fees.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Commitments             Litigation  -  Continued  We dispute  having  issued
    and                     false and misleading statements concerning the Blood
    Contingencies           Analyzer(TM)  and a purchase  order from  Valdespino
     Continued              Associates   Enterprises   and  Westland   Financial
                            Corporation.  On April 25,  2001,  we issued a press
                            release that stated we had received authorization to
                            use common procedure  terminology or CPT code number
                            92120 for our Blood  Flow  Analyzer(TM).  This press
                            release was based on a letter we  received  from the
                            CPT Editorial Research and Development Department of
                            the American Medical Association  authorizing use of
                            common  procedure  terminology  or CPT  code  number
                            92120  for  our   Blood   Flow   Analyzer(TM),   for
                            reimbursement purposes for doctors using the device.

                            Currently, there is reimbursement by insurance payors to doctors using the Blood Flow Analyzer(TM) in 22 states and partial reimbursement in four other states. The amount of reimbursement to doctors using the Blood Flow Analyzer(TM) generally ranges from $56.00 to $76.00 per patient, depending upon the insurance payor. Insurance payors providing reimbursement for the Blood Flow Analyzer(TM) have the discretion to increase or reduce the amount of reimbursement. We are endeavoring to obtain reimbursement by insurance payors in other states where there is currently no reimbursement being made. We believe we have continued to correctly represent in our Securities and Exchange Commission filings that we have received authorization from the CPT Editorial Research and Development Department of the American Medical Association to use CPT code number 92120 for our Blood Flow Analyzer(TM), for reimbursement purposes for doctors using the device.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Commitments             Litigation - Continued On July 11, 2002, we issued a
    and                     press  release  that  stated we  received a purchase
    Contingencies           order from  Valdespino  Associates  Enterprises  and
     Continued              Westland Financial Corporation for 200 complete sets
                            of our entire  product  portfolio of diagnostic  and
                            surgical    equipment    for   Mexican    ophthalmic
                            practitioners,  to be followed by a second  order of
                            100 sets of  equipment.  The press release was based
                            on a  purchase  order  dated  July 10,  2002 that we
                            entered into with Westland Financial Corporation for
                            the sale of 200  complete  sets of our  surgical and
                            diagnostic    equipment   to   Mexican    ophthalmic
                            practitioners. The press release also stated that the initial order was for $70 million of our equipment to be filled over a two-year period followed by the second order of $35 million in equipment to be completed in the third year. The press release further stated that delivery would be made in traunches of 25 complete sets of our equipment, beginning in 30 days from the date of the purchase order.

                            On September 13, 2002, the board of directors issued a press release updating the status of our product sales to the Mexican ophthalmic practitioners. In that press release the board stated that we had been in discussions for the prior nine months with Westland Financial Corporation, aimed at supplying our medical device products to the Mexican market. In the past, we have had a business relationship with Westland Financial. Upon investigation, the board of directors had determined that the purchase order referenced in the July 11, 2002 press release was not of such a nature as to be enforceable for the purpose of sales or revenue recognition. In addition, we had not sent any shipment of medical products to Mexican ophthalmic practitioners nor received payment for those products pursuant to those discussions. The September 13, 2002 press release also stated that discussions were continuing with Westland Financial Corporation regarding sales and marketing activities for our medical device products in Mexico, but we could not, at the time, predict or provide any assurance that any transactions would result.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Commitments             Litigation  - Continued On June 2, 2003, a complaint
    and                     was  filed  in  the  United  States  District  Court
    Contingencies           captioned   Michael  Marrone  v.  Paradigm   Medical
     Continued              Industries,  Inc.,  Thomas  Motter,  Mark Miehle and
                            John Hemmer,  Case No. 2:03 CV00513 PGC. On or about
                            June 11,  2003,  a  complaint  was filed in the same
                            United States  District  Court  captioned  Milian v.
                            Paradigm Medical  Industries,  Inc.,  Thomas Motter,
                            Mark   Miehle  and  John   Hemmer,   Case  No.  2:03
                            CV00617PGC.   Both   complaints  seek  class  action
                            status.  These  cases are  substantially  similar in
                            nature to the Meyer case,  including the  contention
                            that  as a  result  of  allegedly  false  statements
                            regarding  the  Blood  Flow   Analyzer(TM)  and  the
                            purchase    order   from    Valdespino    Associates
                            Enterprises and Westland Financial Corporation,  the
                            price of our common stock was artificially  inflated
                            and the  persons  who  purchased  our common  shares
                            during  the  class   period   suffered   substantial
                            damages. The cases request judgment for unspecified damages, together with interest and attorneys' fees.
                            These cases have now been consolidated with the Meyer case into a single action. We believe the consolidated cases are without merit and intend to vigorously defend and protect our interests in the said cases.

                            We were issued a Directors and Officers Liability and Company Reimbursement Policy by United States Fire Insurance Company for the period from July 10, 2002 to July 10, 2003 that contains a $5,000,000 limit of liability, which is excess of a $250,000 retention. The officers and directors named in the consolidated cases have requested coverage under the policy. U.S. Fire is currently investigating whether it may have a right to deny coverage for the consolidated cases based upon policy terms, conditions and exclusions or to rescind the policy based upon misrepresentations contained in our application for insurance.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15. Commitments             Litigation  - Continued We have not paid any amounts
    and                     toward  satisfaction  of any  part  of the  $250,000
    Contingencies           retention  that is  applicable  to the  consolidated
     Continued              cases.  We have advised U.S. Fire that we cannot pay
                            the $250,000  retention due to our current financial
                            circumstances. As a consequence, on January 8, 2004,
                            we entered  into a  non-waiver  agreement  with U.S.
                            Fire in which U.S.  Fire  agreed to fund and advance
                            our retention  obligation in consideration for which
                            we have  agreed to  reimburse  U.S.  Fire the sum of
                            $5,000 a month, for a period of six months, with the
                            first of such  payments  due on February  15,  2004.
                            Thereafter,  commencing  on August 15, 2004,  we are
                            currently required to reimburse U.S. Fire the sum of
                            $10,000  per  month  until  the  entire   amount  of
                            $250,000 has been reimbursed to U.S. Fire.

                            In the event U.S. Fire determines that we or the former officers and directors named in the consolidated cases are not entitled to coverage under the policy, or that it is entitled to rescind the policy, or should we be declared in default under the non-waiver agreement, then we agree to pay U.S. Fire, on demand, the full amount of all costs advanced by U.S. Fire, except for those amounts that we may have reimbursed to U.S. Fire pursuant to the monthly payments due under the non-waiver agreement.

                            We will be in default under the non-waiver agreement if we fail to make any payment due to U.S. Fire thereunder when such payment is due, or institute proceedings to be adjudicated as bankrupt or insolvent. U.S. Fire's obligation to advance defense costs under the agreement will terminate in the event that the $5,000,000 policy limit of liability is exhausted. If U.S. Fire denies coverage for the consolidated cases under the policy and we are not successful in defending and protecting our interests in the cases, resulting in a judgment against us for substantial damages, we would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Commitments             Litigation - Continued  On July 10, 2003,  an action
    and                     was  filed  in the  United  States  District  Court,
    Contingencies           District of Utah,  by  Innovative  Optics,  Inc. and
     Continued              Barton Dietrich Investments, L.P. Defendants include
                            us,  Thomas  Motter,  Mark  Miehle and John  Hemmer,
                            former officers of the company. The complaint claims
                            that  Innovative  and Barton  entered  into an asset
                            purchase  agreement  with us on January 31, 2002, in
                            which  we  agreed  to  purchase  all the  assets  of
                            Innovative  in  consideration  for the  issuance  of
                            1,310,000  shares of the  Company's  common stock to
                            Innovative.  The  complaint  claims we breached  the
                            asset purchase agreement.  The complaint also claims
                            that  we   allegedly   made  false  and   misleading
                            statements pertaining to the Blood Flow Analyzer(TM)
                            and  concerning  a purchase  order  from  Valdespino
                            Associates   Enterprises   and  Westland   Financial
                            Corporation.   The  purpose  of  these   statements,
                            according to the complaint, was to induce Innovative
                            to sell its  assets and  purchase  the shares of our
                            common stock at  artificially  inflated prices while
                            simultaneously  deceiving Innovative and Barton into
                            believing that the Company's  shares were worth more
                            than they actually  were.  Had Innovative and Barton
                            known the truth, the complaint contends,  they would
                            not  have  sold  Innovative  to us,  would  not have
                            purchased our stock for the assets of Innovative, or
                            would not have  purchased  the stock at the inflated
                            prices  that  were  paid.   The  complaint   further
                            contends that as a result of these statements, Innovative and Barton suffered substantial damages in an amount to be proven at trial.

                            The complaint also claims that 491,250 of the shares to be issued to Innovative in the asset purchase transaction were not issued on a timely basis and we also did not file a registration statement with the Securities and Exchange Commission within five months of the closing date of the asset purchase transaction. As a result, the complaint alleges that the value of the shares of our common stock issued to Innovative in the transaction declined, and Innovative and Barton suffered damages in an amount to be proven at trial. We filed an answer to the complaint and also filed counterclaims against Innovative and Barton for breach of contract. We believe the complaint is without merit and intend to vigorously defend and protect our interests in the action.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Commitments             Litigation - Continued If we are not  successful  in
    and                     defending  and  protecting  our  interests  in  this
    Contingencies           action,  resulting  in a  judgment  against  us  for
     Continued              substantial  damages,  and U.S. Fire denies coverage
                            in the  litigation  under the Directors and Officers
                            Liability and Company Reimbursement Policy, we would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.

                            On October 14, 2003, an action was filed in the Third Judicial District Court, Salt Lake County, State of Utah, captioned Albert Kinzinger, Jr., individually and on behalf of all others similarly situated vs. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle, Randall A. Mackey, and John Hemmer, Case No. 030922608. The complaint also indicates that it is a "Class Action Complaint for Violations of Utah Securities Laws and Plaintiffs Demand a Trial by Jury." We have retained legal counsel to review the complaint, which appears to be focused on alleged false or misleading statements pertaining to the Blood Flow Analyzer(TM). More specifically, the complaint alleges that we falsely stated in Securities and Exchange Commission filings and press releases that we had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for the Blood Flow Analyzer(TM).

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Commitments             Litigation   -   Continued   The  purpose  of  these
    and                     statements,  according  to  the  complaint,  was  to
    Contingencies           induce  investors to purchase shares of our Series E
     Continued              preferred stock in a private  placement  transaction
                            at  artificially   inflated  prices.  The  complaint
                            contends that as a result of these  statements,  the
                            investors  that  purchased  shares  of our  Series E
                            preferred  stock in the  private  offering  suffered
                            substantial  damages  to be  proven  at  trial.  The
                            complaint   also  alleges  that  we  sold  Series  E
                            preferred  shares  without  registering  the sale of
                            such  shares  or   obtaining   an   exemption   from
                            registration.  The  complaint  requests  rescission,
                            compensatory  damages and treble damages,  including
                            interest and attorneys'  fees. We filed an answer to
                            the  complaint.  We believe the complaint is without
                            merit and intend to vigorously  defend our interests
                            in the action. If we are not successful in defending
                            and   protecting   our   interests  in  the  action,
                            resulting in a judgment  against us for  substantial
                            damages,  and  U.S.  Fire  denies  coverage  in  the
                            litigation   under  the   Directors   and   Officers
                            Liability and Company Reimbursement Policy, we would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.

                            An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. The complaint claims that $49,626 plus interest is due for the leasing of two copy machines that were delivered to our Salt Lake City facilities on or about April of 2000. The action also seeks an award of attorney's fees and costs incurred in the collection. We dispute the amounts allegedly owed, asserting that the equipment we returned to the leasing company did not work properly. A responsive pleading has not yet been filed. We are currently engaged in settlement discussions with CitiCorp.

                            An action was filed in June, 2003 in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914719) by Franklin Funding, Inc. in which it alleges that we had entered into a lease agreement for the lease of certain equipment for which payment is due. It is claimed that there is due and owing approximately $89,988 after accruing late fees, interest, repossession costs, collection costs and attorneys' fees. On August 28, 2003, we agreed to a settlement of the case with Franklin Funding by agreeing to make 24 monthly payments of $2,300 to Franklin Funding, with the first monthly payment due on August 29, 2003.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Commitments             Litigation  - Continued We received  demand  letters
    and                     dated July 18, 2003, September 26, 2003 and November
    Contingencies           10, 2003 from counsel for Douglas A. MacLeod,  M.D.,
     Continued              a shareholder  of the company.  In the July 18, 2003
                            letter,  Dr.  MacLeod  demands  that he and  certain
                            entities  with  which he is  involved  or  controls,
                            namely the Douglas A. MacLeod,  M.D.  Profit Sharing
                            Trust,  St. Marks' Eye Institute and Milan Holdings,
                            Ltd.,  be issued a total of 2,296,667  shares of our
                            common  stock and  warrants  to  purchase  1,192,500
                            shares of our common stock at an exercise price of $.25 per share. Dr. MacLeod claims that these common shares and warrants are owing to him and the related entities under the terms of a mutual release dated
                            January 16, 2003, which he and the related entities entered into with us. Dr. MacLeod renewed his request for these additional common shares and warrants in the September 26, 2003 and November 10,
                            2003 demand letters. We believe that Dr. MacLeod's claims and assertions are without merit and that neither he nor the related entities are entitled to any additional shares of our common stock or any additional warrants under the terms of the mutual release. We intend to vigorously defend against any legal action that Dr. MacLeod may bring.

                            On August 3, 2003, a complaint was filed against us by Corinne Powell, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030918364). Defendants consist of the Company and Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz, directors of the company. The complaint alleges that at the time we laid off Ms. Powell on March 25, 2003, she was owed $2,030 for business expenses, $11,063 for accrued vacation days, $12,818 for unpaid commissions, the fair market value of 50,000 stock options exercisable at $5.00 per share that she claims she was prevented from exercising, attorney's fees and a continuing wage penalty under Utah law. We dispute the amounts allegedly owed and intend to vigorously defend and protect our interests in the action.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Commitments             and Litigation - Continued On September 10, 2003, an
    and                     action was filed  against  us by Larry  Hicks in the
    Contingencies           Third  Judicial  District  Court,  Salt Lake County,
     Continued              State of Utah, (Civil No.  030922220),  for payments
                            due  under  a  consulting  agreement  with  us.  The
                            complaint claims that monthly payments of $3,083 are
                            due for the months of October  2002 to October  2003
                            under a consulting  agreement  and, if the agreement
                            is  terminated,   for  the  sum  of  $110,000  minus
                            whatever we have paid Mr. Hicks prior to such termination, plus costs, attorney's fees and a wage penalty pursuant to Utah law. We dispute the amount allegedly owed and intend to vigorously defend against such action.

                            We are not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings which, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

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

                            Royalty Agreements
                            The Company had a royalty agreement with the president of OBF. The agreement provided for the payment of 10% royalty of the net sales related to the Blood Flow Analyzer.

                            During 2003, a settlement was reached with the president of OBF whereby the royalty payments were forfeited and no longer are an obligation of the Company. The over-accrued amount of $147,000 was reversed during 2003 to reflect the settlement agreement.

                            The Company has an amended exclusive patent license agreement with a company which owns the patent for the laser-probe used on the Photon machine. The agreement provides for the payment of a 1% royalty on all sales proceeds related directly or indirectly, to the Photon machine. The agreement expires when the United States patent rights expire in September 2004. Through December 31, 2003, no significant royalties have been paid under this agreement.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15. Commitments             Royalty  Agreements  -  Continued  The Company has a
    and                     royalty   agreement   with   another   company  that
    Contingencies           developed a promotional CD for the Company.  Through
     Continued              the  promotion  of the  CD,  the  Company  hopes  to
                            increase  sales  in  the  Autoperimiter  and  assist
                            doctors   currently   using   the   unit   with  the
                            interpretation of visual fields. The royalty base is 50% each until the Company's share equals the production costs related to development of the disk.
                            Thereafter, the developer will receive 70% and the Company will receive 30% of the royalty base.
                            Royalties paid during the year relating to this agreement were not significant.


16. Fair Value              The Company's financial instruments consist of cash,
    of Financial            receivables,   payables,   and  notes  payable.  The
    Instruments             carrying  amount of cash,  receivables  and payables
                            approximates  fair value  because of the  short-term
                            nature of these items.  The  carrying  amount of the
                            notes  payable   approximates   fair  value  as  the
                            individual   borrowings   bear  interest  at  market
                            interest rates.


17. Recent                  In November  2002,  the EITF  reached a consensus on
    Accounting              Issue No.00-21,  Revenue  Arrangements with Multiple
    Pronouncements          Deliverables. EITF Issue No. 00-21 provides guidance
                            on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF
                            Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company as the Company followed the provisions of Statement of Position ("SOP") 97-2, Software Revenue
                            Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, which provide guidance for revenue recognition of arrangements with multiple deliverables.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


17. Recent                  In December 2003, the FASB issued Interpretation No.
    Accounting              46   ("FIN   46R")    (revised    December    2003),
    Pronouncements          Consolidation  of  Variable  Interest  Entities,  an
     Continued              Interpretation  of Accounting  Research Bulletin No.
                            51  ("ARB  51"),  which  addresses  how  a  business
                            enterprise   should   evaluate   whether  it  has  a
                            controlling interest in an entity though means other
                            than   voting   rights   and   accordingly    should
                            consolidate  the  entity.   FIN  46R  replaces  FASB
                            Interpretation  No. 46 (FIN 46), which was issued in
                            January   2003.   Before   concluding   that  it  is
                            appropriate   to  apply  ARB  51   voting   interest
                            consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities.
                            There is no  grandfathering  of  existing  entities.
                            Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2004.
                            The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

                            In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


17. Recent                  In May 2003,  the FASB issued  SFAS 150,  Accounting
    Accounting              for    Certain     Financial     Instruments    with
    Pronouncements          Characteristics of Both Liabilities and Equity. SFAS
     Continued              150 clarifies the accounting  for certain  financial
                            instruments with characteristics of both liabilities
                            and equity and requires  that those  instruments  be
                            classified as liabilities in statements of financial
                            position.   Previously,   many  of  those  financial
                            instruments  were classified as equity.  SFAS 150 is
                            effective for financial  instruments entered into or
                            modified   after  May  31,  2003  and  otherwise  is
                            effective at the beginning of the first interim period beginning after June 15, 2003. On November 7,
                            2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

                            In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
                            (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial position.



--------------------------------------------------------------------------------

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