Form 10QSB
period 2004-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2004-05-24
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2004

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES : NO 9

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value                        25,509,868
         -----------------------------                        ----------------
                  Title of Class                              Number of Shares
                                                              Outstanding as of
                                                              March 31, 2004
         Class A Warrant to Purchase
         One Share of Common Stock                            1,000,000
         ----------------------------                         ------------------
                  Title of Class                              Number of Warrants
                                                              Outstanding as of
                                                              March 31, 2004

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004


                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet (unaudited) - March 31, 2004.......................... 3

         Statements of Operations (unaudited) for the three months
         ended March 31, 2004 and March 31, 2004............................. 4

         Statements of Cash Flows (unaudited) for the three months
         ended March 31, 2004 and March 31, 2004 ............................ 5

         Notes to Financial Statements (unaudited)........................... 6

Item 2. Management's Discussion and Analysis or
        Plan of Operation ................................................... 8

Item 3. Controls and Procedures  ........................................... 13

PART II - OTHER INFORMATION

Other Information........................................................... 13

Signature Page ............................................................. 21

                        PARADIGM MEDICAL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                 March 31, 2004
                                                                 --------------
                                                                   (Unaudited)
ASSETS
Current Assets
  Cash & Cash Equivalents                                      $        100,000
  Receivables, Net                                                      490,000
  Inventory                                                             868,000
  Prepaid Expenses                                                      243,000
                                                               ----------------
            Total Current Assets                                      1,701,000

Intangibles, Net                                                        681,000
Property and Equipment, Net                                             216,000
                                                               -----------------
            Total Assets                                       $      2,598,000
                                                               ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                                686,000
  Accrued Expenses                                                    1,492,000
  Current Portion of Long-term Debt                                      56,000
                                                               ----------------
           Total Current Liabilities                                  2,234,000
  Long-term Debt                                                         48,000
                                                               ----------------
           Total Liabilities                                          2,282,000
                                                               ================

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at March 31, 2004                           -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at March 31, 2004                           -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at March 31, 2004                            -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at March 31, 2004                           -
     Series E
        Authorized:  50,000; issued and
        outstanding: 1,000 at March 31, 2004
                                                                              -
     Series F
        Authorized:  50,000; issued and
        outstanding: 4,598.75 at March 31, 2004                               -
     Series G
        Authorized:  2,000,000; issued and
        outstanding: 1,981,560 at March 31, 2004                          2,000
Common Stock, Authorized:
80,000,000 Shares, $.001 par value; issued and
outstanding: 25,372,764 at March 31, 2004                                25,000
Additional paid-in-capital                                           57,470,000
Accumulated Deficit                                                 (57,181,000)
                                                               ----------------

           Total Stockholders' Equity                                   316,000
                                                               ----------------
           Total Liabilities and Stockholders' Equity          $      2,598,000
                                                               ================

                See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                              March 31,
                                                         2004           2003
                                                     (Unaudited)    (Unaudited)


Sales                                                $    583,000  $    727,000

Cost of Sales                                             227,000       326,000
                                                     ------------  ------------

           Gross Profit                                   356,000       401,000
                                                     ------------  ------------

Operating Expenses:
  Marketing and Selling                                   185,000       322,000
  General and Administrative                              304,000       477,000
  Research, development and service                       227,000       281,000
                                                     ------------  ------------

           Total Operating Expenses                       716,000     1,080,000
                                                     ------------  ------------

Operating Income (Loss)                                  (360,000)     (679,000)

Other Income and (Expense):
  Interest Income                                           2,000         3,000
  Interest Expense                                         (6,000)       (7,000)
                                                     ------------  ------------

    Total Other Income and (Expense)                       (4,000)       (4,000)
                                                     ------------  ------------

Net loss before provision
    for income taxes                                     (364,000)     (683,000)

Income taxes                                                    -             -
                                                     ------------  ------------

Net Loss                                             $   (364,000) $   (683,000)
                                                     ============  ============

Net Loss Per Common Share
      - Basic and Diluted                            $       (.01) $       (.03)
                                                     ============  ============

Weighted Average Outstanding
    Shares - Basic and Diluted                         25,373,000    21,976,000
                                                     ============  ============

                See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                                March 31,
                                                         2004           2003
                                                     (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
  Net Loss                                           $   (364,000) $   (683,000)
  Adjustments to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                       41,000       119,000
       Issuance of Common Stock for Services                    -             -
       Issuance of Stock Option/Warrant for Services                          -
       Provision for Losses on Receivables                      -       (75,000)

(Increase) Decrease from Changes in:
       Trade Accounts Receivable                          218,000       129,000
       Inventories                                        135,000       224,000
       Prepaid Expenses                                  (102,000)       24,000
Increase (Decrease) from Changes in:
       Trade Accounts Payable                             (20,000)       (1,000)
       Accrued Expenses and Deposits                       73,000       176,000
                                                     ------------  ------------


       Net Cash Used in Operating Activities              (19,000)      (87,000)
                                                     ------------  ------------

Cash Flow from Investing Activities:
  Purchase of Property and Equipment                            -             -
  Increase in Patents and Intangibles                           -             -
  Other Assets                                                                -
  Net Cash Paid in Acquisition                                  -             -
                                                     ------------  -------------

  Net Cash Used in Investing Activities                         -             -
                                                     ------------  ------------

Cash Flows from Financing Activities:
  Additions to notes payable                                    -             -
  Principal Payments on Notes Payable                     (13,000)      (15,000)
  Sale of stock and exercise of warrants                        -             -
                                                     ------------  -------------

  Net Cash (Used) Provided by Financing Activities        (13,000)      (15,000)
                                                     ------------  ------------

  Net Decrease in Cash and Cash Equivalents               (32,000)     (102,000)

Cash and Cash Equivalents at Beginning of Period          132,000       194,000
                                                     ------------  ------------

Cash and Cash Equivalents at End of Period           $    100,000  $     92,000
                                                     ============  ============

Supplemental Disclosure of Cash Flow Information:

  Cash Paid for Interest                             $      6,000  $      7,000
                                                     ============  ============

  Cash Paid for Income Taxes                         $          -  $          -
                                                     ============  ============

                 See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Significant Accounting Policies
-------------------------------

In the opinion of management, the accompanying financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Paradigm Medical Industries, Inc. (the Company) as of March 31, 2004 and the results of its operations for the three months ended March 31, 2004 and 2003, and its cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year period.

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations, and the Company has incurred significant losses. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and/or obtain additional financing as may be required. The Company is actively seeking options to obtain additional capital and financing.

In addition, the Company has taken significant steps to reduce costs and increase operating efficiencies. Specifically, the Company has significantly reduced the use of consultants, which has resulted in a large decrease in expenses, and reduced the direct sales force to three representatives, which has resulted in less payroll, travel and other selling expenses. Although these cost savings have significantly reduced the Company's losses and ongoing cash flow needs, if the Company is unable to obtain equity or debt financing, it may be unable to continue development of its products and may be required to substantially curtail or cease operations.

Reclassifications
-----------------

Certain amounts in the financial statements for the three months ended March 31, 2003 have been reclassified to conform with the presentation of the current period financial statements.

Net loss Per Share
------------------

Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 5,704,000 and 5,051,000 shares of common stock and preferred stock convertible into 2,302,000 and 437,000 shares of common stock at March 31, 2004 and 2003, respectively, have not been included in loss periods because they are anti-dilutive.

Preferred Stock Conversions
---------------------------

Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three months ended March 31, 2004, no shares of Series A Preferred Stock and no shares of Series B Preferred Stock were converted to the Company's Common Stock.

Holders of Series D Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 1 share of common stock for each share of preferred stock. During the three months ended March 31, 2004, no shares of Series D Preferred Stock were converted to the Company's Common stock.

Holders of Series E Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2004, no shares of Series E Preferred Stock were converted to the Company's Common stock.

Holders of Series F Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2004, no shares of Series F Preferred Stock were converted to shares of the Company's Common stock.

Holders of Series G Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 1 share of common stock for each share of preferred stock. During the three months ended March 31, 2004, no shares of Series G Preferred Stock were converted to shares of the Company's Common stock.

Warrants
--------

The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes option pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date. The Company granted no warrants to purchase the Company's common stock during the period ended March 31, 2004.

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

                                                    Three Months Ended March 31,
                                                         2004          2003
                                                     ------------  ------------
Net income (loss) - as reported                      $   (364,000)     (683,000)

Deduct:  total stock-based employee
compensation determined under fair value
based method for all awards, net of
related tax effects                                             -      (274,000)

Net loss - pro forma                                 $   (364,000)     (957,000)
                                                     ------------  ------------

Earnings per share:
     Basic and diluted - as reported                 $      (0.01)         (.03)
     Basic and diluted - pro forma                   $      (0.01)         (.04)

Related Party Transactions
--------------------------

Payments for legal services to the firm of which the chairman of the board of directors is a partner were approximately $5,000 and $15,000 for the three months ended March 31, 2004 and 2003, respectively.

Accrued Expenses
----------------

Accrued expenses consist of the following at March 31, 2004:

        Accrued consulting and litigation reserve                  $    503,000
        Warranty and return allowance                                   422,000
        Accrued royalties                                                67,000
        Deferred revenue                                                 82,000
        Customer deposits                                               124,000
        Accrued payroll and employee benefits                           146,000
        Sales taxes payable                                              32,000
        Other accrued expenses                                          118,000
                                                                   ------------
         Total                                                     $  1,492,000
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

Critical Accounting Policies

         Revenue Recognition. The Company recognizes revenue in compliance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB
101), as revised by Staff Accounting  Bulletin No. 104, Revenue Recognition (SAB
104). SAB 101 and SAB 104 detail four criteria that must exist before revenue is recognized:

         1. Persuasive evidence of an arrangement exits. Prior to shipment of product, the Company requires a signed purchase order and, depending upon the customer, a down payment toward the final invoiced price or full payment in advance with certain international product distributors.

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

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the three months ended March 31, 2004, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on this entire diagnostic product group.

         The Company's ultrasound diagnostic products include a P55 pachymetric analyzer, a P37 Ultrasound A/B Scan, a P40 Ultrasound BioMicroscope and a P45 Plus UBM Ultrasound BioMicroscope, the technology for which was acquired from Humphrey Systems in 1998. The Company introduced the P45 Plus in the fall of 2000, which combines the A/B Scan, and the biomicroscope into one instrument. In addition, the Company markets its Blood Flow Analyzer acquired in the purchase of Ocular Blood Flow Ltd. in June 2000. Other diagnostic products are the Dicon LD400 Auto Perimeter and the Dicon(TM) CT200e Corneal Topographer, which were acquired in the acquisition of Vismed d/b/a Dicon in June 2000. The Company purchased the inventory, design and production rights of the SIStem(TM) , the Odyssey and the Surgetrol from Mentor Corporation in October 1999, which was designed to perform minimally invasive cataract surgery. In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist ThirtyThousand(TM), in which the Company purchased the raw materials and finished goods inventory to bring the manufacturing of this product in-house. During the fourth quarter of 2003, the Company sold all inventory and rights associated with the SIStem(TM) and Odyssey(TM) for $125,000. This transaction resulted in sales of $125,000 with $0 cost of sales because a reserve for obsolete inventory had been recorded on all SIStem(TM) and Odyssey(TM) inventory.

         Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the company. As reflected in the results for the three months ended March 31, 2003, diagnostic products are currently its major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the company improves. Due to the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the inventory associated with the Precisionist Thirty Thousand(TM) and the Photon(TM) as well as certain other inventory items that are estimated to be non-recoverable due to the lack of significant turnover of such items in recent periods. The Company does not focus on a specific diagnostic product or products but, instead, on this entire product group.

         Activities for the three months ended March 31, 2004 included sales of the Company's products and related accessories and disposable products. On March 18, 2004, the Board of Directors appointed John Y. Yoon as President and Chief Executive Officer of the Company to replace Jeffrey F. Poore, who served in those positions from March 19, 2003 to March 18, 2004. On March 23, 2004, the Board of Directors appointed Aziz A. Mohabbat as Vice President of Operations and Chief Operating Officer, replacing David I. Cullumber who resigned as Chief Operating Officer and Chief Technical Officer on March 22, 2004. Mr. Mohabbat previously served as Chief Operating Officer of the Company from August 2002 to March 2004, and as Vice President of Operations from 2001 to March 2003.

Results of Operations

         Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

         Net sales decreased by $152,000, or 21%, to $583,000 for the three months ended March 31, 2004, from $727,000 from the preceding quarter. Sales of the Company's diagnostic products and related accessories were $554,000, or 95% of total revenues, during the first three months of 2004 compared with $558,000, or 77% of total revenues, for the comparable period of 2003. Sales of surgical products and related accessories fell to $0 revenues, for the three months of the current year in comparison with $31,000, or 4%, of total revenues in the comparable period of 2003. In 2003, sales of the P40 and P45 UBM Ultrasound Biomicroscope and related accessories increased to $142,000, or 24% of total revenues, compared to $43,000, or 6% of total revenues, in the same period of 2003. Sales from the Blood Flow Analyzer(TM) and related accessories decreased slightly by $39,531 to $123,000, or 21% of total revenues, during the year ended March 31, 2004 compared with $163,000, or 22% of total revenues, in the same period of last year. During the first three months of 2003, sales from other ultrasonic products and related accessories totaled $36,000, or 6% of total revenues, compared with $43,000, or 13% of total revenues, in the same period last year. Sales of the perimeter and corneal topographer and related accessories generated $252,000, increasing to 43% of total revenues, in the first quarter 2004 compared with $258,000, or 36% of total revenues, during the same period of 2003.

         There were a number of material reasons that contributed to the decrease in sales during the three months ended March 31, 2004, compared to the same period of 2003. Along with generally weak economic conditions in the United States, the Company initiated the restructuring of its management structure, its sales organization and the development of new sales channels during the twelve months ended December 31, 2003. During the first three months of 2003, the Company reduced its direct sales force from 10 representatives to five representatives, and during the remainder of 2003, there were only five direct sales representatives compared to 10 direct sales representatives during the comparable period of 2002. In the first quarter of 2004, the company further reduced the number of direct sales employees to two in the United States. International sales were impacted by weakness in the economies of the large industrial countries and by the residual impact of the Afghanistan situation, which had a negative impact on sales to the Middle East, Pakistan, India and other countries in that region.

         The decrease in sales of the surgical line is the result of the sale of the SIStem product line and a de-emphasis on the remaining Precisionist line. The Precisionist is a fairly mature surgical workstation and the Photon has yet to receive FDA approval. Additional decline in sales is the direct result of the restructuring of the sales and marketing organization. This restructuring has significantly reduced the sales expenses and funds dedicated to marketing. In addition, the sales channels have been altered to include distributor and independent sale representatives instead of relying more on a direct sales force. Domestic and international sales have also decreased as a result of the global financial markets declines beginning in 2000 and the adverse impact of the events of September 11, 2001.

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

         Gross profit for the quarter ended March 31, 2004 was 61% of total revenues, compared to 52% for the same period in 2003. Cost of goods sold for the first three months of 2003 was $227,000 as compared to $326,000 for the same period in 2003, a reduction of $99,000. Since its inception, the Company has purchased several complete lines of inventory. While its initial intention was to utilize the substantial majority of inventory acquired in the manufacture of its products, in some circumstances the Company has been unable to utilize certain items acquired.

         On a quarterly basis, the Company attempts to identify inventory items that have shown relatively no movement or very slow movement. Generally, if an item has shown little or no movement for over a year, it is determined not to be recoverable and a reserve is established for that item. In addition, if the Company identifies products that have become obsolete due to product upgrades or enhancements, a reserve is established for such products. Such analysis resulted in material increases in the reserve for obsolete or estimated non-recoverable inventory in 2003 and 2002. There can be no assurance that the Company will not identify further obsolete inventory due to significant declines in sales of certain products or technological advances of products in the future. The Company intends to make efforts to sell these items at significantly discounted prices. If items are sold, the cash received would be recorded as revenue, but there would be no cost of sales on such items due to the reserve that has been recorded. At the time of sale, the inventory would be reduced for the item sold and the corresponding inventory reserve would also be reduced. The Company does not expect the sales of these items to be significant in the future. During 2003, the Company sold all inventory, rights, and technology related to the SIStem and Odyssey product lines for $125,000. The entire inventory sold in this transaction had previously been fully reserved. Therefore, upon the sale, the Company reduced inventory by $887,000 for the original book value of the inventory, reduced the reserve for $887,000, and recorded revenue for the cash received of $125,000.

         Marketing and selling expenses decreased by $137,000, or 43%, to $185,000 in the first quarter 2004, from $322,000 in the first quarter of 2003 due primarily to the lower headcounts of sales persons and travel related and associated sales expenses.

         General and administrative expenses decreased by $173,000, or 36%, to $304,000 in the first quarter 2004, from $477,000 in the first quarter of 2003, reflecting the results of the Company's efforts to reduce costs, specifically costs associated with a reduction of personnel and reduced travel expenses.

         Research, development and service expenses decreased by $54,000, or 19%, to $227,000 in 2004 compared to $281,000 for the same period in 2003. This decrease was mainly due to reduced headcount and the redirection of development activities.

         Other income and (expense) remained flat at $4000 versus for the same period in 2003. During the first quarter of 2004, interest income was $2,000 compared with $3,000 for the same period in 2003.

Liquidity and Capital Resources

         The Company used $19,000 cash in operating activities for the three months ended March 31, 2004, compared to $87,000 for the three months ended March 31, 2003. The reduction in cash used by operating activities for the three months ended March 31, 2004 was primarily attributable to reduced operating costs, as well as other savings resulting from ongoing efforts to substantially reduce costs and management of current assets and current liabilities. Net cash used in financing activities was $13,000 for the three months ended March 31, 2004, versus $15,000 in the same period in 2003. During the three months ended March 31, 2004, the Company did not sell any shares of common or preferred stock. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

         The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and private placements of its securities, and bank borrowings. The Company is uncertain whether or not the combination of existing working capital and benefits from sales of its products will be sufficient to assure continued operations through December 31, 2004. As of March 31, 2004, the Company had accounts payable of $686,000, a significant portion of which is over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force it into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has non-cancelable capital lease obligations and operating lease obligations that require the payment of approximately $187,000 in 2004, $172,000 in 2005, and $14,000 in 2006.

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

         3.  The  Company   has   reduced  its  direct   sales  force  to  three
representatives, which has resulted in less payroll, travel and other selling expenses.

     Because the Company has significantly fewer sales representatives, its ability to generate sales has been reduced.

         At March 31, 2004, the Company had net operating loss carry forwards of approximately $44,000,000 and research and development tax credit carry forwards of approximately $34,000. These loss carry forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend for twenty years. The Company's ability to use net operating loss carry forwards to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the loss carry forwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these loss carry forwards as a result of change of ownership.

         The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. The Company is uncertain whether or not the combination of existing working capital and benefits from sales of its products will be sufficient to assure its operations through December 31, 2004.

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 49% of total outstanding receivables as of March 31, 2004 and 40% as of December 31, 2003. Much of the increase in the allowance as a percentage of total accounts receivables relates to outstanding receivable balances pertaining to international dealers. The downturn in the economy worldwide has resulted in increased difficulty in collecting certain accounts. Certain international dealers have some aged unpaid invoices that have not been resolved. The Company has addressed its credit procedures and collection efforts and has instituted changes that require more payments at the time of sale via letters of credit and not on a credit term basis. The Company intends to continue its efforts to reduce the allowance as a percentage of accounts receivable. While the allowance as a percentage of accounts receivable has grown, it is mainly a result of the significant decline in sales. The total amount of the allowance was $470,000 at March 31, 2004. The majority of the receivables included in the allowance for doubtful accounts are a result of sales before the Company implemented the various changes to improve the collectibility of its receivables. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,642,000 at March 31, 2004, or approximately 65% of total inventory. This inventory reserve was not increased during the three months ended March 31, 2004. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

Item 3  Controls and Procedures

           (a) Evaluation of disclosure controls and procedures

         John Yoon who serves as the Company's chief executive  officer and Luis
A. Mostacero who serves as the Company's chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2004 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within company, particularly during the period in which this quarterly report was being prepared.

           (b) Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

         Mr. Motter is further claiming payment for accrued vacation time during the 13 years he had been employed by the Company, asserting that he only had a total of four weeks of vacation during that period. Finally, Mr. Motter is threatening a shareholder derivative action against the Company because of the board of directors' alleged failure to conduct an investigation into conversations that took place in a chat room on Yahoo. Mr. Motter asserts that certain individuals participating in the conversations were its officers or directors whose interests were in conflict with the interest of the shareholders. The Company believes that Mr. Motter's claims and assertions are without merit. The Company received a letter dated May 18, 2004 from Mr. Motter stating that he has no intention of pursuing any of the claims against the Company that were set forth in the demand letter, including filing a lawsuit against the Company with respect to the claims.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
      -----------

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
  No.                      Document Description
-------                    --------------------

2.1               Amended  Agreement and Plan of Merger between Paradigm Medical
                  Industries,   Inc.,  a  California  corporation  and  Paradigm
                  Medical Industries, Inc., a Delaware corporation(1)
3.1               Certificate of Incorporation(1)
3.2               Amended Certificate of Incorporation(10)
3.3               Bylaws(1)
4.1               Warrant  Agency  Agreement with  Continental  Stock Transfer &
                  Trust Company(3)
4.2               Specimen Common Stock Certificate (2)
4.3               Specimen Class A Warrant Certificate(2)
4.4               Form of Class A Warrant Agreement(2)
4.5               Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6               Warrant to Purchase  Common  Stock with Note Holders re bridge financing (1)
4.7               Specimen Series C Convertible Preferred Stock Certificate(4)
4.8 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(4)
4.9               Specimen Series D Convertible Preferred Stock Certificate (6)
4.1 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (7)
4.11              Warrant to Purchase Common Stock with Cyndel & Co. (6)
4.12              Warrant to  Purchase  Common  Stock with R.F.  Lafferty & Co.,
                  Inc. (6)
4.13              Warrant to Purchase  Common Stock with Dr.  Michael B. Limberg
                  (7)
4.14              Warrant to Purchase Common Stock with John W. Hemmer (7)
4.15              Stock Purchase Warrant with Triton West Group, Inc.(9)
4.16              Warrant to Purchase  Common Stock with KSH  Investment  Group,
                  Inc.(9)
4.17 Warrant to Purchase Common Stock with Consulting for Strategic Growth, Ltd.(9)
4.18 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (14)
5.1               Opinion of Mackey Price & Thompson
10.1              Exclusive Patent License Agreement with PhotoMed(1)
10.2              Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3              1995 Stock Option Plan (1)
10.4              Employment Agreement with Thomas F. Motter (5)
10.5              Stock  Purchase  Agreement  with Ocular  Blood Flow,  Ltd. and
                  Malcolm Redman (7)
10.6              Consulting Agreement with Malcolm Redman (7)

10.7              Royalty Agreement with Malcolm Redman (7)
10.8              Registration Rights with Malcolm Redman (7)
10.9              Employment Agreement with Mark R. Miehle (8)
10.10             Agreements with Steven J. Bayern and Patrick M. Kolenik (8)
10.11             Private  Equity  Line of Credit  Agreement  with  Triton  West
                  Group, Inc. (9)
10.12 Asset Purchase Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P.(10)
10.13 Escrow Agreement with Innovative Optics, Inc., Barton Dietrich Investments, L.P. (10)
10.14             Assignment and Assumption  Agreement with  Innovative  Optics,
                  Inc.(10)
10.15             General  Assignment and Bill of Sale with  Innovative  Optics,
                  Inc.(10)
10.16             Non-Competition  and  Confidentiality  Agreement with Mario F.
                  Barton(10)
10.17             Termination of Employment Agreement with Mark R. Miehle(12)
10.18             Consulting Agreement with Mark R. Miehle(12)
10.19             Employment Agreement with Jeffrey F. Poore (13)
10.20             License Agreement with Sunnybrook Health Science Center(15)
10.21             Major Account Facilitator Contract(15)
10.22             Mutual Release with Douglas A. MacLeod, M.D. and Others(15)
10.23             Purchase Agreement with American Optisurgical, Inc.(15)
10.24             Purchase Order with Westland Financial Corporation(16)
10.25             Non-Waiver   Agreement   with  United  States  Fire  Insurance
                  Company(16)
10.26             Employment Agreement with John Y. Yoon(17)
10.27             Consulting Agreement with Dr. John Charles Casebeer(18)
10.28             Consulting Agreement with Kinexsys Corporation(18)
31.1 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

(15) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on December 15, 2003.
(16) Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2, as filed on February 27, 2004.
(17) Incorporated by reference from Current Report on Form 8-K, as filed on March 23, 2004.
(18) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 14, 2004.

     (b)  Reports on Form 8-K
      -----------------------

         No reports were filed by the Company during the quarter ended March 31, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PARADIGM MEDICAL INDUSTRIES, INC.



May 24, 2004                                /s/ John Y. Yoon
                                           -------------------------------------
                                           John Y. Yoon
                                           President and Chief Executive Officer



May 24, 2004                                /s/ Luis A. Mostacero
                                           -------------------------------------
                                           Luis A. Mostacero, Controller