Form 10QSB
period 2004-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2004-08-16
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

[x]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2004

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES[X]   NO [ ]

         Indicate by check mark whether the small business issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value            25,509,868
         -----------------------------            ----------------
                  Title of Class                  Number of Shares
                                                  Outstanding as of
                                                  June 30, 2004

         Class A Warrant to Purchase
         One Share of Common Stock                1,000,000
         -----------------------------            ----------------
                  Title of Class                  Number of Warrants
                                                  Outstanding as of
                                                  June 30, 2004

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2004


                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements....................................................................................... 1

         Condensed Balance Sheet (unaudited) - June 30, 2004........................................................ 1

         Condensed Statements of Operations (unaudited) for the three and six months ended
         June 30, 2004 and June 30, 2003............................................................................ 2

         Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2004 and June 30, 2003 ..................................................................... 3

         Notes to Condensed Financial Statements (unaudited)........................................................ 4

Item 2.     Management's Discussion and Analysis or
                Plan of Operation .................................................................................. 6

Item 3.     Controls and Procedures  .............................................................................. 10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................... 10

Item 2.  Changes in Securities..................................................................................... 15

Item 3.  Defaults Upon Senior Securities........................................................................... 15

Item 4.  Submission of Matters to a Vote of Security Holders....................................................... 15

Item 5.  Other Information......................................................................................... 15

Item 6.  Exhibits and Reports on Form 8-K.......................................................................... 15

Signature Page .................................................................................................... 18

                                       i

                        PARADIGM MEDICAL INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                                  June 30,  2004
                                                                  --------------


ASSETS
Current Assets
  Cash & Cash Equivalents                                      $        102,000
  Receivables, Net                                                      446,000
  Inventory                                                             801,000
  Prepaid Expenses                                                       47,000
                                                               ----------------
            Total Current Assets                                      1,396,000

Intangibles, Net                                                        679,000
Property and Equipment, Net                                             166,000
                                                               ----------------
            Total Assets                                       $      2,241,000
                                                               ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                                724,000
  Accrued Expenses                                                    1,040,000
  Current Portion of Long-term Debt                                      57,000
                                                               ----------------
            Total Current Liabilities                                 1,821,000

Long-term Debt                                                           33,000
                                                               ----------------
            Total Liabilities                                         1,854,000

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at June 30, 2004                            -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at June 30, 2004                            -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at June 30, 2004                             -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at June 30, 2004                            -
     Series E
        Authorized:  50,000; issued and
        outstanding: 1,000 at June 30, 2004                                   -
     Series F
        Authorized:  50,000; issued and
        outstanding: 4,598.75 at June 30, 2004                                -
     Series G
        Authorized:  2,000,000; issued and
        outstanding: 1,981,560 at June 30, 2004                           2,000
Common Stock, Authorized:
80,000,000 Shares, $.001 par value; issued and
outstanding: 25,509,868 at June 30, 2004                                 25,000
Additional paid-in-capital                                           57,470,000
Accumulated Deficit                                                 (57,110,000)
                                                               ----------------
            Total Stockholders' Equity                                  387,000
                                                               ----------------
            Total Liabilities and Stockholders' Equity         $      2,241,000
                                                               ================



See accompanying notes to condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30
                                                     2004           2003            2004            2003
                                                -------------   -------------   -------------   -------------
Sales                                           $     806,000   $     645,000   $   1,389,000   $   1,372,000

Cost of Sales                                         273,000         538,000         501,000         881,000
                                                -------------   -------------   -------------   -------------

             Gross Profit                             533,000         107,000         888,000         491,000

Operating Expenses:
  Marketing and Selling                               164,000         229,000         349,000         552,000
  General and Administrative                          139,000       1,060,000         445,000       1,536,000
  Research, development and service                   153,000         294,000         380,000         574,000
  Impairment of assets                                      -         159,000               -         159,000
                                                -------------   -------------   -------------   -------------

             Total Operating Expenses                 456,000       1,742,000       1,174,000       2,821,000
                                                -------------   -------------   -------------   -------------

Operating Income (Loss)                                77,000      (1,635,000)       (286,000)     (2,330,000)

Other Income and (Expense):
  Interest Income                                           -               -               -           3,000
  Interest Expense                                     (7,000)         (5,000)        (12,000)        (13,000)
  Other Income (Expense                                    -                -           5,000               -
                                                -------------   -------------   -------------   -------------

             Total Other Income and (Expense)          (7,000)         (5,000)         (7,000)        (10,000)

Net income (loss) before provision
    for income taxes                                   70,000      (1,640,000)       (293,000)     (2,340,000)

Income taxes                                                -               -               -               -
                                                -------------   -------------   -------------   -------------

Net income (loss)                               $      70,000   $  (1,640,000)  $    (293,000)  $  (2,340,000)
                                                =============   =============   =============   =============

Net Loss Per Common Share
      - Basic and Diluted                       $           -   $        (.07)  $        (.01)  $        (.10)
                                                =============   =============   =============   =============

Weighted Average Outstanding
    Shares - Basic                                 25,373,000      23,983,000      25,373,000      22,985,000
                                                =============   =============   =============   =============

           - Diluted                               27,675,000      23,983,000      25,373,000      22,985,000
                                                =============   =============   =============   =============



See accompanying notes to condensed financial statements.

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended June 30,
                                                             2004                 2003
                                                           (Unaudited)       (Unaudited)
Cash Flows from Operating Activities:
------------------------------------
  Net Loss                                               $     (293,000)   $    (2,340,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                             81,000            214,000
       Issuance of Common Stock for Services                          -                  -
       Issuance of Stock Option/Warrant for Services                  -             35,000
       Issuance of Common Stock for Settlement
           Of potential litigation                                    -            190,000
       Increase/decrease in Inventory Reserve                         -            382,000
       Provision for Losses on Receivables                            -             83,000
       Impairment of Intangible and other assets                      -            159,000
       Loss on disposal of assets                                 6,000                  -

(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                262,000            350,000
       Inventories                                              202,000            299,000
       Prepaid Expenses                                          94,000             19,000
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                    18,000            (10,000)
       Accrued Expenses and Deposits                           (379,000)           619,000
                                                         --------------    ---------------

       Net Cash Used in Operating Activities                     (9,000)                 -
                                                         --------------    ---------------

Cash Flow from Investing Activities:
------------------------------------
  Purchase of Property and Equipment                                  -             (1,000)
  Increase in Patents and Intangibles                                 -                  -
  Proceeds from the sale of assets                                6,000                  -
  Net Cash Paid in Acquisition                                        -                  -
                                                         --------------    ---------------

  Net Cash Provided By Investing Activities                       6,000             (1,000)
                                                         --------------    ---------------

Cash Flows from Financing Activities:
-------------------------------------
  Additions to notes payable                                          -                  -
  Principal Payments on Notes Payable                           (27,000)           (26,000)
  Sale of stock and exercise of warrants                              -            417,000
                                                         --------------    ---------------

  Net Cash Used In Financing Activities                         (27,000)           391,000
                                                         --------------    ---------------

  Net Decrease in Cash and Cash Equivalents                     (30,000)           390,000

Cash and Cash Equivalents at Beginning of Period                132,000            194,000
                                                         --------------    ---------------

Cash and Cash Equivalents at End of Period               $      102,000    $       584,000
                                                         ==============    ===============

Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                 $       12,000    $        13,000
                                                         ==============    ===============

  Cash Paid for Income Taxes                             $            -    $             -
                                                         ==============    ===============

See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Significant Accounting Policies
-------------------------------

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10KSB for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

In addition, the Company has taken significant steps to reduce costs and increase operating efficiencies. Specifically, the Company has significantly reduced the use of consultants, which has resulted in a large decrease in expenses. However, sales force increased from three to five representatives in June, which has resulted in more payroll, travel and other selling expenses. Although these cost savings have significantly reduced the Company's losses and ongoing cash flow needs, if the Company is unable to obtain equity or debt financing, it may be unable to continue development of its products and may be required to substantially curtail or cease operations.

Net loss Per Share
------------------

Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 5,879,170 and 6,502,361 shares of common stock and preferred stock convertible into 2,302,000 and 402,000 shares of common stock at June 30, 2004 and 2003, respectively, have not been included in loss periods because they are anti-dilutive.

For the three months ended June 30, 2004 the options and warrants to purchase 5,879,170 shares of common stock were excluded because of the treasury stock method.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and six month periods ended June 30, 2004 and June 30, 2003:

                                                              Three Months Ended              Six Months Ended
                                                                       June 30,                  June 30,
                                                                 2004          2003         2004       2003

Basic weighted average shares outstanding                     25,373,000   23,983,000     25,373,000    22,985,000
Common stock equivalents - convertible preferred stock         2,302,000            -              -            -
                                                              ----------------------------------------------------

Diluted weighted average shares outstanding                   27,675,000   23,983,000     25,373,000    22,985,000
                                                              ====================================================

Preferred Stock Conversions
---------------------------

Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the six months ended June 30, 2004, no shares of Series A Preferred Stock and no shares of Series B Preferred Stock were converted to the Company's Common Stock.

Holders of Series D Preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the six months ended June 30, 2004, no shares of Series D Preferred Stock were converted to the Company's Common stock.

Holders of Series E Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the six months ended June 30, 2004, no shares of Series E Preferred Stock were converted to the Company's Common stock.

Holders of Series F Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the six months ended June 30, 2004, no shares of Series F Preferred Stock were converted to shares of the Company's Common stock.

Holders of Series G Preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the six months ended June 30, 2004, no shares of Series G Preferred Stock were converted to shares of the Company's Common stock.

Warrants
--------

The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes option pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date. The Company granted no warrants to purchase the Company's common stock during the period ended June 30, 2004.

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

                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                     2004          2003                 2004              2003
                                               ------------      -----------          --------         ----------
Net income (loss) - as reported                $     70,000      (1,640,000)          (293,000)        (2,340,000)

Deduct:  total stock-based employee
compensation determined under fair value
based method for all awards, net of
related tax effects                                (109,000)       (274,000)          (210,000)          (311,000)

Net loss - pro forma                           $    (39,000)     (1,914,000)          (503,000)        (2,651,000)
                                               ------------      -----------          --------         ----------

Earnings per share:
     Basic and diluted - as reported           $          -           (0.07)             (0.01)             (0.10)
     Basic and diluted - pro forma             $      (0.00)          (0.08)             (0.02)             (0.12)

Related Party Transactions
--------------------------

Payments for legal services to the firm of which the chairman of the board of directors is a partner were approximately $20,000 and $24,000 for the three months ended June 30, 2004 and 2003, respectively.

Accrued Expenses
----------------

Accrued expenses consist of the following at June 30, 2004:

        Accrued consulting and litigation reserve                 $    509,000
        Accrued payroll and employee benefits                          165,000
        Sales taxes payable                                             35,000
        Customer deposits                                               10,000
        Accrued royalties                                               74,000
        Deferred revenue                                                77,000
        Warranty and return allowance                                  136,000
        Other accrued expenses                                          34,000
                                                                  ------------
         Total                                                    $  1,040,000
                                                                  ============

Subsequent Event
----------------

In July 2004, the Company sold its investment in International Bioimmune Systems, Inc. (IBS) for $532,000 cash. Because, for book purposes, the Company's investment in IBS had previously been reduced to $0, the full amount of $532,000 will be recorded as a gain in the quarter ended September 30, 2004.

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

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the three months ended June 30, 2004, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on this entire diagnostic product group.

Results of Operations

         Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

         Net sales for the three months ended June 30, 2004 increased by $161,000, or 25%, to $806,000 as compared to $645,000 for the same period of 2003. This increase was due primarily to the strength in diagnostic products specifically the perimetry and topography lines as well as strong growth in the Paradigm's patented Blood Flow Analyzer product line. A great deal of the improvement is attributable to reforms in operations, which enabled dramatically improved availability of product and decreased lead times. Additional reorganization of service enabled significantly reduced wait times and reserve requirements. Finally, we delivered these results with three full time sales representatives in 2004 compared with four sales representatives in 2003. At the end of the quarter, two additional sales representatives were added.

         For the three months ended June 30, 2004, sales from the diagnostic product line totaled $699,000, or 87% of total revenues, compared to $577,000, or 89% of total revenues for the same period of 2003. There were no sales from the surgical line for the three months ended June 30, 2004, compared to $68,000, or 11% of total revenues for the corresponding period of 2003. The remaining 13% of sales, or $107,000, during the three months ended June 30, 2004 was from parts, disposables, and service revenue.

         Sales of the Ultrasonic Biomicroscope were $125,000 during the second quarter 2004, or 15% of total quarterly revenues, compared to $167,000, or 26% of total revenues for the same period last year. Sales of the Blood Flow Analyzer(TM) increased dramatically by $88,000 to $168,000, or 21% of total revenues for the three months ended June 30, 2004, compared to net sales of $80,000, or 12% of total revenues during the same period in 2003. Sales from the other ultrasonic products increased to $95,000 or 12% of total revenues for the quarter ended June 30, 2004 compared to $36,000, or 6% of total revenues for the same period last year. Combined sales of the perimeter and corneal topographer were $311,000, or 39% of the total revenues for the three months ended June 30, 2004, compared to $294,000, or 46% of total revenues for the same quarter of 2003.

         Sales have been lower both for the Company and, in the Company's opinion, for the industry due to the slowdown in the economy. Our objective is to focus our sales efforts on the products with the highest potential for sales and strong margins.

         For the three months ended June 30, 2004, gross profit increased by 50% to 66% of total revenues, compared to the 17% of total revenues for the comparable period of 2003. The 2003 figure included the burden of a $332,000 inventory reserve while the second quarter of 2004 required no reserve.

         Marketing and selling expenses decreased by approximately $65,000, or 28%, to $164,000, for the three months ended June 30, 2004, from $229,000 for the comparable period in 2003, due mainly to more focused spending and tighter controls on travel and living expenses. Despite the cost control efforts, the Company was able to attend the ASCRs show in San Diego, California and add one additional sales representative in the second quarter of 2004. This brings the field headcount to four sales representatives; equivalent to the number of sales representatives in the second quarter of 2003.

         General and administrative expenses decreased by $921,000, or 87%, to $139,000 for the three months ended June 30, 2004, from $1,060,000 for the comparable period in 2003. During the quarter ended June 30, 2004, the Company recorded a reduction in the warranty accrual of approximately $308,000. This reduction was a result of a comprehensive analysis by management regarding historical warranty costs. Historically the Company has recorded a monthly warranty expense and related increase to the warranty accrual, however in recent periods the usage of the warranty accrual has continued to decline. After reviewing the recent historical data, management determined that the warranty accrual should be reduced by approximately $308,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued. The expenses for the second quarter of 2004 also include a $147,000 increase in reserve for doubtful accounts. The decrease is also in part due to cost containment measures and reduced headcount. The general and administrative expense in the three months ended June 30, 2003 also included some significant additional, including $443,000 in accruals to settle outstanding disputes and $160,000 for additional allowance for doubtful accounts.

         Research, development and service expenses decreased $141,000, or 48% for the three months ended June 30, 2004, compared to $294,000 recorded in the same period of 2003. Service department expenses, production development and support expenses, which include indirect manufacturing costs of purchasing, shipping and supervisory personnel, all decreased in the second quarter of 2004 compared to the same period a year ago. Much of the improvement is the result of reorganization of the service department yielding not only cost improvement but dramatically lower response times and enabled clean up of the service unit backlogs.

         Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

         Net sales increased by $17,000, or 1.2%, to $1,389,000 for the six months ended June 30, 2004, from $1,372,000 for the comparable period in 2003. The Company's diagnostic products sales increased by $117,000, or 10%, to $1,252,000, or 90% of revenues during the first six months of 2004 compared with $1,135,000, or 83% of total revenues for the comparable period of 2003.

         In the first six months of 2004, sales of the Ultrasonic Biomicroscope were $267,000, or 19% of total revenues, compared to $210,000, or 15% of total revenues in the same period of 2003. Sales from the Blood Flow Analyzer(TM) increased by $49,000 to $292,000, or 21% of total revenues during the first two quarters of 2004 compared with $243,000, or 18% of total revenues in the same period of last year.

         During the first half of 2004, sales from other ultrasonic products totaled $131,000, or 9% of total revenue slightly up over the $129,000, or 9% of total revenues in the same period last year. Sales of the perimeter and corneal topographer continued to be strong, particularly after the second quarter increase posting total revenue of $563,000, or 41% of total revenues in the first two quarters of 2004 compared with $552,000, or 40% of total revenues, during the same period of 2003.

         Sales of surgical products totaled declined. In the six month period ended June 30 2004, the Company posted a loss of $3,000 in the surgical line. This compared to $152,000, or 11% of total revenues, for the comparable period of 2003.

         Gross profit for the six months ended June 30, 2004 was 64% of total revenues, compared to 36% of total revenues for the same period in 2003. The increase is mainly due to the increase in the reserve for obsolete inventory of $332,000 in the six months ended June 30, 2003.

         Marketing and selling expenses decreased by $203,000, or 37%, to $349,000 for the six months ended June 30, 2004, from $552,000 for the comparable period in 2004. This reduction was due primarily to the lower headcounts of sales persons and travel related and associated sales expenses.

         General and administrative expenses decreased by $1,091,000, or 71%, to $445,000 for the six months ended June 30, 2004, from $1,536,000 for the same period in 2003. During the quarter ended June 30, 2004, the Company recorded a reduction in the warranty accrual of approximately $308,000. This reduction was a result of a comprehensive analysis by management regarding historical warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual, however in recent periods the usage of the warranty accrual has continued to decline. After reviewing the recent historical data, management determined that the warranty accrual should be reduced by approximately $308,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued. The expenses for the six months ended June 30, 2004 also include a $147,000 increase in reserve for doubtful accounts. The decrease is also in part due to cost containment measures and reduced headcount. The general and administrative expense in the six months ended June 30, 2003 also included some significant additional expenses, including $443,000 in accruals to settle outstanding disputes and $83,000 for additional allowance for doubtful accounts. In addition, general and administrative expense for the six months ended June 30, 2003, included $190,000 for 1,262,000 shares of common stock issued to settle potential litigation. The favorable decrease in general and administrative expense in 2004 also reflects the ongoing results of the Company's cost reduction program.

         Research, development and service expenses decreased by $194,000, or 34%, to $380,000 for the six months ended June 30, 2004, from $574,000 for the same period in 2002. Expenses associated with the development of new products during the first six months of 2004 decreased compared to the same period in 2003, as a consequence of the Company's cost reduction program.

         There was no impairment of assets for the six months ended June 30, 2004, compared to $159,000 in impairment of assets recorded in the same period of 2003.

Liquidity and Capital Resources

         The Company used $15,000 cash in operating activities for the six months ended June 30, 2004, compared to $0 for the six months ended June 30, 2003. The Company received $6,000 in investing activities for the six months ended June 30, 2004, compared to $1,000 used in investing activities in the same period in 2003.

         Net cash used in financing activities was $27,000 for the six months ended June 30, 2004 versus cash provided of $391,000 in the same period in 2003. In 2003, the Company received $417,000 from the sale of common stock.

         At June 30, 2004, the Company had a working capital deficit of $425,000. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. In July 2004, the Company sold its investment in International Bioimmune Systems, Inc. (IBS) for $532,000 cash. The Company is uncertain whether or not the combination of the cash received from the sale of IBS stock and the benefits from sales of the Company's products will be sufficient to assure the Company's operations through December 31, 2004. The Company will continue to seek funding through the sale of common and preferred stock.

         At June 30, 2004,  the Company had net  operating  loss  carry-forwards
(NOLs) of approximately $34,800,000. These carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend  for twenty  years.  The  Company's  ability  to use net  operating  loss carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

Effect of Inflation and Foreign Currency Exchange

         The Company has not realized a reduction in the selling price of its products as a result of domestic inflation. Nor has it experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers. All sales transactions to date have been denominated in U.S. Dollars.

Item 3  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures - The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarter report. Based on that evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

         (b) Changes in internal controls - There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the date of their most recent evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                            PART II Other Information

 Item 1.  Legal Proceedings

         An action was brought against us in March 2000 by George Wiseman, a former employee, in the Third District Court of Salt Lake County, State of Utah. The complaint alleges that we owe Mr. Wiseman 6,370 shares of our common stock plus costs, attorney's fees and a wage penalty (equal to 1,960 additional shares of our common stock) pursuant to Utah law. The action is based upon an extension of a written employment agreement. We dispute the amount allegedly owed and intend to vigorously defend against the action.

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

         More specifically, the complaint alleges that we falsely stated in our Securities and Exchange Commission filings and press releases that we had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association for reimbursement to doctors in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for use of the Blood Flow Analyzer(TM). According to the complaint, the CPT code was critical. Without a reimbursement code, physicians would not purchase the Blood Flow Analyzer(TM) because they could not receive compensation for performance of medical procedures using the medical device. The complaint further contends that we never received the reimbursement CPT code from the American Medical Association at any time. Nevertheless, it is alleged that we continued to misrepresent in our SEC filings and press releases that we had received the CPT code. It is also alleged that we have never made a full, corrective disclosure with respect to this alleged misstatement.

         The complaint also alleges that on July 11, 2002, we issued a press release falsely announcing that we had received a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation for 200 sets of our entire portfolio of products, with $70 million in systems to be delivered over a two-year period, then another $35 million of orders to be completed in the third year. The complaint further alleges that we had never received a true purchase order for our products. As a result of these alleged misstatements, the complaint contends that the price of our shares of common stock was artificially inflated during the period from April 25, 2001 through May 14, 2003, and the persons who purchased or retained our common shares during that period suffered substantial damages. The complaint requests judgment for unspecified damages, together with interest and attorney's fees.

         We dispute having issued false and misleading statements concerning the Blood Flow Analyzer(TM) and a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation. On April 25, 2001, we issued a press release that stated we had received authorization to use common procedure terminology or CPT code number 92120 for our Blood Flow Analyzer(TM). This press release was based on a letter we received from the CPT Editorial Research and Development Department of the American Medical Association stating that the appropriate common procedure terminology or CPT code number is 92120 for our Blood Flow Analyzer(TM), for reimbursement purposes for doctors using the device.

         Currently, there is reimbursement by insurance payors to doctors using the Blood Flow Analyzer(TM) in 22 states and partial reimbursement in four other states. The amount of reimbursement to doctors using the Blood Flow Analyzer(TM) generally ranges from $56.00 to $76.00 per patient, depending upon the insurance payor. Insurance payors providing reimbursement for the Blood Flow Analyzer(TM) have the discretion to increase or reduce the amount of reimbursement. We are endeavoring to obtain reimbursement by insurance payors in other states where there is currently no reimbursement being made. We believe we have continued to correctly represent in our Securities and Exchange Commission filings that the CPT Editorial Research and Development Department of the American Medical Association has advised us that CPT code number 92120 is the appropriate CPT code for our Blood Flow Analyzer(TM), for reimbursement purposes for doctors using the device.

         On July 11, 2002, we issued a press release that stated we received a purchase order from Westland Financial Corporation and Valdespino Associates Enterprises for 200 complete sets of our entire product portfolio of diagnostic and surgical equipment for Mexican ophthalmic practitioners, to be followed by a second order of 100 sets of equipment. The press release was based on a purchase order dated July 10, 2002 that we entered into with Westland Financial Corporation for the sale of 200 complete sets of our surgical and diagnostic equipment to Mexican ophthalmic practitioners. The press release also stated that the initial order was for $70 million of our equipment to be filled over a two-year period followed by the second order of $35 million in equipment to be completed in the third year. The press release further stated that delivery would be made in traunches of 25 complete sets of our equipment, beginning in 30 days from the date of the purchase order.

         On September 13, 2002, the board of directors issued a press release regarding the status of our product sales to the Mexican ophthalmic practitioners. In that press release the board stated that we had been in discussions for the prior nine months with Westland Financial Corporation, aimed at supplying our medical device products to the Mexican market. Upon investigation, the board of directors had determined that the purchase order referenced in the July 11, 2002 press release was not of such a nature as to be enforceable for the purpose of sales or revenue recognition. In addition, we had not sent any shipment of medical products to Mexican ophthalmic practitioners nor received payment for those products pursuant to those discussions. The September 13, 2002 press release also stated that discussions were continuing with Westland Financial Corporation regarding sales and marketing activities for our medical device products in Mexico, but we could not, at the time, predict or provide any assurance that any transactions would result.

         On June 2, 2003, a complaint was filed in the United States District Court, captioned Michael Marrone v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00513 PGC. On July 11, 2003, a complaint was filed in the same United States District Court, captioned Lidia Milian v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00617PGC. Both complaints seek class action status. These cases are substantially similar in nature to the Meyer case, including the contention that as a result of allegedly false statements regarding the Blood Flow Analyzer(TM) and the purchase order from Westland
Financial Corporation and Valdespino Associates Enterprises, the price of our common stock was artificially inflated and the persons who purchased our common shares during the class period suffered substantial damages. In a press release dated July 11, 2003, captioned "Milberg Weiss announces the filing of a class action suit against Paradigm Medical Industries, Inc. on behalf of investors," the law firm of Milberg Weiss Bershad Hynen & Levach LLP, which represents purchasers of our securities in the class action suit filed on July 11, 2003, stated that our alleged misrepresentations caused the market price of the stock to be artificially inflated during the class period. As a result, it is alleged that investors suffered millions of dollars in damages from our alleged misstatements.

         The cases request judgment for unspecified damages, together with interest and attorney's fees. These cases have now been consolidated with the Meyer case into a single action, captioned In re: Paradigm Medical Industries Securities Litigation, Case No. 03-CV-448TC. The law firm of Milberg Weiss Bershad & Schulman LLP is representing purchasers of our securities in the consolidated class action. On June 28, 2004, a consolidated amended class action complaint was filed on behalf of purchasers of our securities. The consolidated complaint is similar to the three class action complaints and alleges that we made false representations regarding the CPT code for the Blood Flow Analyzer(TM), but it includes additional allegations that we failed to disclose in a timely manner that doctors were being denied reimbursement for procedures performed with the Blood Flow Analyzer(TM). The consolidated complaint also alleges that we made false statements regarding the purchase order from Westland Financial Corporation and Valdespino Associates Enterprises. We believe the consolidated complaint is without merit and intend to vigorously defend and protect our interests in the case.

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

         We have paid only $5,000 to U.S. Fire toward satisfaction of the $250,000 retention that is applicable to the consolidated cases. We have advised U.S. Fire that we cannot pay the $250,000 retention due to our current financial circumstances. As a consequence, on January 8, 2004, we entered into a non-waiver agreement with U.S. Fire in which U.S. Fire agreed to fund and advance our retention obligation in consideration for which we have agreed to reimburse U.S. Fire the sum of $5,000 a month, for a period of six months, with the first of such payments due on February 15, 2004. Thereafter, commencing on August 15, 2004, we are currently required to reimburse U.S. Fire the sum of $10,000 per month until the entire amount of $250,000 has been reimbursed to U.S. Fire. We have made the $5,000 payment due to U.S. Fire on February 15, 2004, but have not yet made the payments due to U.S. Fire on March 15, April 15, May 15 and June 15, 2004.

         In the event U.S. Fire determines that we or our former officers and directors named in the consolidated cases are not entitled to coverage under the policy, or that it is entitled to rescind the policy, or should we be declared in default under the non-waiver agreement, for not making the monthly payments in a timely manner that are owed to U.S. Fire, then we agree to pay U.S. Fire, on demand, the full amount of all costs advanced by U.S. Fire, except for those amounts that we may have reimbursed to U.S. Fire pursuant to the monthly payments due under the non-waiver agreement. Moreover, if U.S. Fire denies coverage for the consolidated cases under the policy, we would owe our litigation counsel in the class action lawsuits, for any legal fees not paid by U.S. Fire. However, U.S. Fire has currently agreed to pay the legal fees relating to the class action lawsuits.

         We will be in default under the non-waiver agreement if we fail to make any payment due to U.S. Fire thereunder when such payment is due, or institute proceedings to be adjudicated as bankrupt or insolvent. U.S. Fire's obligation to advance defense costs under the agreement will terminate in the event that the $5,000,000 policy limit of liability is exhausted. If U.S. Fire denies coverage for the consolidated cases under the policy and we are not successful in defending and protecting our interests in the cases, resulting in a judgment against us for substantial damages, we would be unable to pay such liability and, as a result, would be forced to seek bankruptcy protection.

         On July 10, 2003, a complaint was filed in the United States District Court, District of Utah captioned Innovative Optics, Inc. and Barton Dietrich Investments, L.P. v. Paradigm Medical Industries, Inc., Mackey Price & Thompson, Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV 00582DB. The complaint claims that Innovative and Barton entered into an asset purchase agreement with us on January 31, 2002, in which we agreed to purchase all the assets of Innovative in consideration for the issuance of 1,310,000 shares of the Company's common stock to Innovative. The complaint claims we breached the asset purchase agreement. The complaint also claims that we allegedly made false and misleading statements pertaining to the Blood Flow Analyzer(TM) and concerning a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation. The purpose of these statements, according to the complaint, was to induce Innovative to sell its assets and purchase the shares of our common stock at artificially inflated prices while simultaneously deceiving Innovative and Barton into believing that the Company's shares were worth more than they actually were. The complaint contends that had Innovative and Barton known the truth they would not have sold Innovative to us, would not have purchased our stock for the assets of Innovative, or would not have purchased the stock at the inflated prices that they allegedly paid. The complaint further contends that as a result of the allegedly false statements, Innovative and Barton suffered substantial damages in an amount to be proven at trial.

         The complaint also claims that 491,250 of the shares to be issued to Innovative in the asset purchase transaction were not issued on a timely basis and we also did not file a registration statement with the Securities and Exchange Commission within five months of the closing date of the asset purchase transaction. As a result, the complaint alleges that the value of the shares of our common stock issued to Innovative in the transaction declined, and Innovative and Barton suffered damages in an unspecified amount to be proven at trial. We filed an answer to the complaint and also filed counterclaims against Innovative and Barton for breach of contract. We believe the complaint is without merit and intend to vigorously defend and protect our interests in the action. If we are not successful in defending and protecting our interests in this action, and a judgment for substantial damages is entered against us, and U.S. Fire denies coverage in the litigation under the Directors and Officers Liability and Company Reimbursement Policy, we would be unable to pay such liability and, as a result, would be forced to seek bankruptcy protection.

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

         The purpose of these statements, according to the complaint, was to induce investors to purchase shares of our Series E preferred stock in a private placement transaction at artificially inflated prices. The complaint contends that as a result of these statements, the investors that purchased shares of our Series E preferred stock in the private offering suffered substantial damages to be proven at trial. The complaint also alleges that we sold Series E preferred shares without registering the sale of such shares or obtaining an exemption from registration. The complaint requests rescission, compensatory damages and treble damages, including interest and attorneys' fees. We filed an answer to the complaint. We believe the complaint is without merit and intend to vigorously defend our interests in the action. If we are not successful in defending and protecting our interests in the action, resulting in a judgment against us for substantial damages, and U.S. Fire denies coverage in the litigation under the Directors and Officers Liability and Company Reimbursement Policy, we would be unable to pay such liability and, as a result, would be forced to seek bankruptcy protection.

         An action was filed on June 20, 2003 in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. The complaint claims that $49,626 plus interest is due for the leasing of two copy machines that were delivered to our Salt Lake City facilities on or about April of 2000. The action also seeks an award of attorney's fees and costs incurred in the collection. We dispute the amounts allegedly owed, asserting that the equipment we returned to the leasing company did not work properly. A responsive pleading has not yet been filed. We are currently engaged in settlement discussions with CitiCorp.

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

         We received demand letters dated July 18, 2003, September 26, 2003 and November 10, 2003 from counsel for Douglas A. MacLeod, M.D., a shareholder of the company. In the July 18, 2003 letter, Dr. MacLeod demands that he and certain entities with which he is involved or controls, namely the Douglas A. MacLeod, M.D. Profit Sharing Trust, St. Marks' Eye Institute and Milan Holdings, Ltd., be issued a total of 2,296,667 shares of our common stock and warrants to purchase 1,192,500 shares of our common stock at an exercise price of $.25 per share. Dr. MacLeod claims that these common shares and warrants are owing to him and the related entities under the terms of a mutual release dated January 16, 2003, which he and the related entities entered into with us. Dr. MacLeod renewed his request for these additional common shares and warrants in the September 26, 2003 and November 10, 2003 demand letters. We believe that Dr. MacLeod's claims and assertions are without merit and that neither he nor the related entities are entitled to any additional shares of our common stock or any additional warrants under the terms of the mutual release. We intend to vigorously defend against any legal action that Dr. MacLeod may bring.

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

         On September 10, 2003, an action was filed against us by Larry Hicks in the Third Judicial District Court, Salt Lake County, State of Utah, (Civil No. 030922220), for payments due under a consulting agreement with us. The complaint claims that monthly payments of $3,083 are due for the months of October 2002 to October 2003 under a consulting agreement and, if the agreement is terminated, for the sum of $110,000 minus whatever we have paid Mr. Hicks prior to such termination, plus costs, attorney's fees and a wage penalty pursuant to Utah law. We dispute the amount allegedly owed and intend to vigorously defend against such action.

         On May 25, 2004, an action was brought against us by Jeffrey F. Poore, former President and Chief Executive Officer of the company, in the Third Judicial District Court of Salt Lake County, State of Utah (Civil No. 040910875). The complaint alleges that we unlawfully terminated the written employment agreement between Mr. Poore and us. As a result, Mr. Poore demands judgment against us for $350,000, representing his annual salary for the two remaining years under the employment agreement, for money judgment based on the value of his benefits for the two remaining years under the employment agreement, including profit sharing plans, 401(k) and cafeteria plans, health, hospitalization, dental, disability and other insurance plans canceled by us, and for money judgment equal to the value of the stock options granted to him under the employment agreement. We dispute the amounts allegedly owed in the complaint and believe that there was a sufficient basis to terminate Mr. Poore's employment for cause under the terms of the employment agreement. Accordingly, we intend to vigorously defend against the action.

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

 None.

 Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits
       -----------

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

 Exhibit
   No.                              Document Description
 -------                            --------------------

2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1            Certificate of Incorporation(1)
3.2            Amended Certificate of Incorporation(10)
3.3            Bylaws(1)
4.1            Warrant Agency Agreement with Continental  Stock Transfer & Trust
               Company(3)
4.2            Specimen Common Stock Certificate (2)
4.3            Specimen Class A Warrant Certificate(2)
4.4            Form of Class A Warrant Agreement(2)
4.5            Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6            Warrant to  Purchase  Common  Stock  with Note  Holders re bridge financing (1)
4.7            Specimen Series C Convertible Preferred Stock Certificate(4)
4.8 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(4)
4.9            Specimen Series D Convertible Preferred Stock Certificate (6)
4.1 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (7)
4.11           Warrant to Purchase Common Stock with Cyndel & Co. (6)
4.12           Warrant to Purchase  Common Stock with R.F.  Lafferty & Co., Inc.
               (6)
4.13           Warrant to Purchase Common Stock with Dr. Michael B. Limberg (7)
4.14           Warrant to Purchase Common Stock with John W. Hemmer (7)
4.15           Stock Purchase Warrant with Triton West Group, Inc.(9)
4.16           Warrant  to  Purchase  Common  Stock with KSH  Investment  Group,
               Inc.(9)
4.17 Warrant to Purchase Common Stock with Consulting for Strategic Growth, Ltd.(9)
4.18 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (14)
5.1            Opinion of Mackey Price & Thompson
10.1           Exclusive Patent License Agreement with PhotoMed(1)
10.2           Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3           1995 Stock Option Plan (1)
10.4           Employment Agreement with Thomas F. Motter (5)
10.5           Stock Purchase Agreement with Ocular Blood Flow, Ltd. and Malcolm
               Redman (7)
10.6           Consulting Agreement with Malcolm Redman (7)
10.7           Royalty Agreement with Malcolm Redman (7)
10.8           Registration Rights with Malcolm Redman (7)
10.9           Employment Agreement with Mark R. Miehle (8)
10.10          Agreements with Steven J. Bayern and Patrick M. Kolenik (8)
10.11          Private  Equity Line of Credit  Agreement with Triton West Group,
               Inc. (9)
10.12 Asset Purchase Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P.(10)
10.13 Escrow Agreement with Innovative Optics, Inc., Barton Dietrich Investments, L.P. (10)
10.14          Assignment  and  Assumption  Agreement  with  Innovative  Optics,
               Inc.(10)
10.15          General  Assignment  and  Bill of Sale  with  Innovative  Optics,
               Inc.(10)
10.16          Non-Competition  and  Confidentiality  Agreement  with  Mario  F.
               Barton(10)
10.17          Termination of Employment Agreement with Mark R. Miehle(12)
10.18          Consulting Agreement with Mark R. Miehle(12)
10.19          Employment Agreement with Jeffrey F. Poore (13)
10.20          License Agreement with Sunnybrook Health Science Center(15)
10.21          Major Account Facilitator Contract(15)
10.22          Mutual Release with Douglas A. MacLeod, M.D. and Others(15)
10.23          Purchase Agreement with American Optisurgical, Inc.(15)
10.24          Purchase Order with Westland Financial Corporation(16)
10.25          Non-Waiver   Agreement   with  United   States   Fire   Insurance
               Company(16)
10.26          Employment Agreement with John Y. Yoon(17)
10.27          Consulting Agreement with Dr. John Charles Casebeer(18)
10.28          Consulting Agreement with Kinexsys Corporation(18)
10.29          Stock  Purchase and Sale  Agreement with William Unger
31.1           Certification  pursuant to 18 U.S.C.  Section 1350, as enacted by
               Section 302 of the Sarbanes-Oxley Act of 2002
31.2           Certification  pursuant to 18 U.S.C.  Section 1350, as enacted by
               Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

      (b)  Reports on Form 8-K
      ------------------------

         No reports were filed by the Company during the quarter ended June 30, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PARADIGM MEDICAL INDUSTRIES, INC.



 August 16, 2004                           /s/ John Y. Yoon
                                          -------------------------------------
                                          John Y. Yoon
                                          President and Chief Executive Officer



 August 16, 2004                           /s/ Luis A. Mostacero
                                          -------------------------------------
                                          Luis A. Mostacero, Controller