Form 10KSB/A
period 2003-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2004-11-04
CIK 916444

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A-2


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

         More specifically, the complaint alleges that the Company falsely stated in its Securities and Exchange Commission filings and press releases that it had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association for reimbursement to doctors in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for use of the Blood Flow Analyzer(TM). According to the complaint, the CPT code was critical. Without a reimbursement code, physicians would not purchase the Blood Flow Analyzer(TM) because they could not receive compensation for performance of medical procedures using the medical device. The complaint further contends that the Company never received the CPT code from the American Medical Association at any time. Nevertheless, it is alleged that the Company continued to misrepresent in its SEC filings and press releases that it had received the CPT code. It is also alleged that the Company have never made a full, corrective disclosure with respect to this alleged misstatement.

         The complaint also alleges that on July 11, 2002, the Company issued a press release falsely announcing that it had received a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation for 200 sets of its entire portfolio of products, with $70 million in systems to be delivered over a two-year period, then another $35 million of orders to be completed in the third year. The complaint further alleges that the Company had never received a true purchase order for its products. As a result of these alleged misstatements, the complaint contends that the price of the Company's shares of common stock was artificially inflated during the period from April 25, 2001 through May 14, 2003, and the persons who purchased or retained the Company's common shares during that period suffered substantial damages. The complaint requests judgment for unspecified damages, together with interest and attorney's fees.

         The Company disputes having issued false and misleading statements concerning the Blood Flow Analyzer(TM) and a purchase order from Westland Financial Corporation and Valdespino Associates Enterprises. On April 25, 2001, the Company issued a press release that stated it had received authorization to use common procedure terminology or CPT code number 92120 for the Blood Flow Analyzer(TM). This press release was based on a letter the Company received from the CPT Editorial Research and Development Department of the American Medical Association stating that CPT code number 92120 was the appropriate common procedure terminology or CPT code number for doctors to use when reporting certain procedures performed with the Blood Flow Analyzer(TM).

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

         On June 2, 2003, a complaint was filed in the United States District Court, captioned Michael Marrone v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00513 PGC. On July 11, 2003, a complaint was filed in the same United States District Court, captioned Lidia Milian v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00617PGC. Both complaints seek class action status. These cases are substantially similar in nature to the Meyer case, including the contention that as a result of allegedly false statements regarding the Blood Flow Analyzer(TM) and the purchase order from Westland
Financial Corporation and Valdespino Associates Enterprises, the price of the Company's common stock was artificially inflated and the persons who purchased the Company's common shares during the class period suffered substantial damages. In a press release dated July 11, 2003, captioned "Milberg Weiss announces the filing of a class action suit against Paradigm Medical Industries, Inc. on behalf of investors," the law firm of Milberg Weiss Bershad Hynen & Levach LLP, which represents purchasers of the Company's securities in the class action suit filed on July 11, 2003, stated that the Company alleged misrepresentations caused the market price of the stock to be artificially inflated during the class period. As a result, it is alleged that investors suffered millions of dollars in damages from the Company's alleged misstatements. The cases request judgment for unspecified damages, together with interest and attorney's fees. The Company believes the consolidated cases are without merit and intends to vigorously defend and protect its interests in the said cases.

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



--------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

Item 9A.  Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; provided, however, our principal executive officer and principal financial officer have determined that review of our SEC filings by our outside advisors will need to occur earlier in the process of preparing such filings so such advisors can assist us in better understanding and satisfying rapidly developing regulatory and disclosure requirements. We believe the only consequence of the disclosed deficiency was the delay in filing our Form 10-KSB/A and the need to file Form 12b-25.

         During the fourth fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

-----------------

(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(5) Incorporated by reference from Report on Form 10-QSB, as filed on November 12, 1998.
(6) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(7) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(8) Incorporated by reference from Report on Form 10-QSB, as filed on November 1, 2000.
(9) Incorporated by reference from Report on Form 10-KSB, as filed on April 16, 2001.
(10) Incorporated by reference from Current Report on Form 8-K, as filed on March 5, 2002.
(11) Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3, as filed on March 20, 2002.
(12) Incorporated by reference from Report on Form 10-QSB, as filed on November 18, 2002.
(13) Incorporated by reference from Registration Statement on Form SB-2, as filed on July 7, 2003.
(14) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
(15) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on December 15, 2003.
(16) Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2, as filed on February 27, 2004.
(17) Incorporated by reference from Current Report on Form 8-K, as filed on March 23, 2004.
(18) Incorporated by reference from Report on Form 10-KSB, as filed on April 14, 2004.

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


                                     PARADIGM MEDICAL INDUSTRIES, INC.




Dated: November 4, 2004                By:  /s/John Y. Yoon
                                        -------------------------------------
                                        John Y. Yoon,
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

     Signature                     Title                               Date
     ---------                     -----                               ----

/s/Randall A. Mackey        Chairman of the Board and           November 4, 2004
----------------------      Secretary
Randall A. Mackey



/s/David M. Silver          Director                            November 4, 2004
----------------------
David M. Silver, Ph.D.



/s/Keith D. Ignotz          Director                            November 4, 2004
----------------------
Keith D. Ignotz



/s/John Y. Yoon             President and Chief Executive       November 4, 2004
----------------------      Officer(Principal Executive
John Y. Yoon                Officer)



/s/Luis A. Mostacero        Controller (Principal Financial     November 4, 2004
----------------------      and Accounting Officer)
Luis A. Mostacero