Form 10QSB/A
period 2004-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2004-11-04
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                  FORM 10-QSB/A

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

Item 3.  Controls and Procedures

         a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

         (b) Changes in internal controls over financial reporting.

         During the quarter ended March 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
      -----------

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
  No.                      Document Description
-------                    --------------------

2.1               Amended  Agreement and Plan of Merger between Paradigm Medical
                  Industries,   Inc.,  a  California  corporation  and  Paradigm
                  Medical Industries, Inc., a Delaware corporation(1)
3.1               Certificate of Incorporation(1)
3.2               Amended Certificate of Incorporation(10)
3.3               Bylaws(1)
4.1               Warrant  Agency  Agreement with  Continental  Stock Transfer &
                  Trust Company(3)
4.2               Specimen Common Stock Certificate (2)
4.3               Specimen Class A Warrant Certificate(2)
4.4               Form of Class A Warrant Agreement(2)
4.5               Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6               Warrant to Purchase  Common  Stock with Note Holders re bridge financing (1)
4.7               Specimen Series C Convertible Preferred Stock Certificate(4)
4.8 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(4)
4.9               Specimen Series D Convertible Preferred Stock Certificate (6)
4.1 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (7)
4.11              Warrant to Purchase Common Stock with Cyndel & Co. (6)
4.12              Warrant to  Purchase  Common  Stock with R.F.  Lafferty & Co.,
                  Inc. (6)
4.13              Warrant to Purchase  Common Stock with Dr.  Michael B. Limberg
                  (7)
4.14              Warrant to Purchase Common Stock with John W. Hemmer (7)
4.15              Stock Purchase Warrant with Triton West Group, Inc.(9)
4.16              Warrant to Purchase  Common Stock with KSH  Investment  Group,
                  Inc.(9)
4.17 Warrant to Purchase Common Stock with Consulting for Strategic Growth, Ltd.(9)
4.18 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (14)
10.1              Exclusive Patent License Agreement with PhotoMed(1)
10.2              Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3              1995 Stock Option Plan (1)
10.4              Employment Agreement with Thomas F. Motter (5)
10.5              Stock  Purchase  Agreement  with Ocular  Blood Flow,  Ltd. and
                  Malcolm Redman (7)
10.6              Consulting Agreement with Malcolm Redman (7)

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


                                           PARADIGM MEDICAL INDUSTRIES, INC.



November 4, 2004                           /s/ John Y. Yoon
                                           -------------------------------------
                                           John Y. Yoon
                                           President and Chief Executive Officer



November 4, 2004                           /s/ Luis A. Mostacero
                                           -------------------------------------
                                           Luis A. Mostacero, Controller