Form 10QSB/A
period 2004-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2004-11-04
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

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

         The increase in net sales for the six months ended June 30, 2004, was largely attributable to the increased sales in the second quarter of 2004, with sales at $806,000. The increase in sales during the second quarter of 2004 was primarily due to three factors. First, with the Company under new management, production was streamlined to improve on-time delivery of products. Second, the service department was reorganized and much of the outstanding backlog of service issues were addressed. This, in turn, increased distributor confidence and led to additional orders. Finally, a greater focus was placed on sales forecasting and account development, as well as an emphasis on sales in Europe and in Asia.

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

         Marketing and selling expenses decreased by $203,000, or 37%, to $349,000 for the six months ended June 30, 2004, from $552,000 for the comparable period in 2003. This reduction was due primarily to the lower headcounts of sales persons and travel related and associated sales expenses.

         General and administrative expenses decreased by $1,091,000, or 71%, to $445,000 for the six months ended June 30, 2004, from $1,536,000 for the same period in 2003. During the quarter ended June 30, 2004, the Company recorded a reduction in the warranty accrual of approximately $308,000. This reduction was a result of a comprehensive analysis by management regarding historical warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual. However, in recent periods usage of the warranty accrual has continued to decline. After reviewing the recent historical data, management determined that the warranty accrual should be reduced by approximately $308,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued.

         The general and administrative expenses for the six months ended June 30, 2004 also included a $147,000 increase in reserve for doubtful accounts. This reduction was also in part due to cost containment measures and reduced headcount. The general and administrative expenses in the six months ended June 30, 2003 further included some significant additional expenses, including $443,000 in accruals to settle outstanding disputes and $83,000 for additional allowance for doubtful accounts. In addition, general and administrative expense for the six months ended June 30, 2003 included $190,000 for 1,262,000 shares of common stock issued to settle potential litigation. The favorable reduction in general and administrative expense in 2004 also reflects the ongoing results of the Company's cost reduction program.

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

Liquidity and Capital Resources

         The Company used $9,000 cash in operating activities for the six months ended June 30, 2004, compared to $0 for the six months ended June 30, 2003. The increase in cash used by operating activities for the six months ended June 30, 2004 was primarily attributable to reduction in accrued expenses and deposits. The Company's efforts to substantially reduce costs and manage current assets and current liabilities continued to minimize cash used for operating activities. Net cash used in financing activities was $27,000 for the six months ended June 30, 2004, versus cash provided of $391,000 in the same period in 2003. During the six months ended June 30, 2004, the Company did not sell any shares of common or preferred stock. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

         At June 30, 2004, the Company had a working capital deficit of $425,000. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and/or private placements of its securities or bank borrowings. In July 2004, the Company sold its investment in International Bio-Immune Systems, Inc. (IBS) for $532,000 cash. The Company is uncertain whether or not the combination of the cash received from the sale of IBS stock and the benefits from sales of the Company's products will be sufficient to assure the Company's operations through December 31, 2004. The Company will continue to seek funding through the sale of common and preferred stock.

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

         During the quarter ended June 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         An action was brought against the Company on September 11, 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum, M.D. in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum under a license agreement dated July 7, 1993, with respect to the sale of certain equipment, plus costs and attorney's fees. Discovery has taken place and the Company has paid royalties of $14,736 to bring all payments up to date through June 30, 2001. The Company has been working with PhotoMed and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future.

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

         The Company received a demand letter dated December 9, 2002 from counsel for Dan Blacklock, dba Danlin Corp. The letter demands payment in the amount of $65,160 for manufacturing and supplying parts for microkeratome blades. The Company's records show that it received approximately $34,824 in parts from the Danlin Corp., but that the additional amounts that the Danlin Corp contends are owed were from parts that were received but rejected by the Company because they had never been ordered. On August 14, 2003, the Company agreed to make a $13,650 payment to Danlin Corp. in settlement of the dispute. The Company since made the $13,650 payment to Danlin Corp.

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

         Currently, there is reimbursement by insurance payors to doctors using the Blood Flow Analyzer(TM) in 22 states and partial reimbursement in four other states. The amount of reimbursement to doctors using the Blood Flow Analyzer(TM) generally ranges from $56.00 to $76.00 per patient, depending upon the insurance payor. Insurance payors providing reimbursement for the Blood Flow Analyzer(TM) have the discretion to increase or reduce the amount of reimbursement. The Company is endeavoring to obtain reimbursement by insurance payors in other states where there is currently no reimbursement being made. The Company believes it has continued to correctly represent in its Securities and Exchange Commission filings that the CPT Editorial Research and Development Department of the American Medical Association has advised it that CPT code number 92120 is the appropriate CPT code for the Company's Blood Flow Analyzer(TM), for reimbursement purposes for doctors using the device.

         On July 11, 2002, the Company issued a press release that stated it received a purchase order from Westland Financial Corporation and Valdespino Associates Enterprises for 200 complete sets of its entire product portfolio of diagnostic and surgical equipment for Mexican ophthalmic practitioners, to be followed by a second order of 100 sets of equipment. The press release was based on a purchase order dated July 10, 2002 that the Company entered into with Westland Financial Corporation for the sale of 200 complete sets of its surgical and diagnostic equipment to Mexican ophthalmic practitioners. The press release also stated that the initial order was for $70 million of the Company's equipment to be filled over a two-year period followed by the second order of $35 million in equipment to be completed in the third year. The press release further stated that delivery would be made in traunches of 25 complete sets of the Company's equipment, beginning in 30 days from the date of the purchase order.

         On September 13, 2002, the board of directors issued a press release regarding the status of the Company's product sales to the Mexican ophthalmic practitioners. In that press release the board stated that the Company had been in discussions for the prior nine months with Westland Financial Corporation, aimed at supplying the Company's medical device products to the Mexican market. Upon investigation, the board of directors had determined that the purchase order referenced in the July 11, 2002 press release was not of such a nature as to be enforceable for the purpose of sales or revenue recognition. In addition, the Company had not sent any shipment of medical products to Mexican ophthalmic practitioners nor received payment for those products pursuant to those discussions. The September 13, 2002 press release also stated that discussions were continuing with Westland Financial Corporation regarding sales and marketing activities for the Company's medical device products in Mexico, but the Company could not, at the time, predict or provide any assurance that any transactions would result.

         On June 2, 2003, a complaint was filed in the United States District Court, captioned Michael Marrone v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00513 PGC. On July 11, 2003, a complaint was filed in the same United States District Court, captioned Lidia Milian v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00617PGC. Both complaints seek class action status. These cases are substantially similar in nature to the Meyer case, including the contention that as a result of allegedly false statements regarding the Blood Flow Analyzer(TM) and the purchase order from Westland
Financial Corporation and Valdespino Associates Enterprises, the price of the Company's common stock was artificially inflated and the persons who purchased the Company's common shares during the class period suffered substantial damages. In a press release dated July 11, 2003, captioned "Milberg Weiss announces the filing of a class action suit against Paradigm Medical Industries, Inc. on behalf of investors," the law firm of Milberg Weiss Bershad Hynen & Levach LLP, which represents purchasers of the Company's securities in the class action suit filed on July 11, 2003, stated that the Company's alleged misrepresentations caused the market price of the stock to be artificially inflated during the class period. As a result, it is alleged that investors suffered millions of dollars in damages from the Company's alleged misstatements.

         The cases request judgment for unspecified damages, together with interest and attorney's fees. These cases have now been consolidated with the Meyer case into a single action, captioned In re: Paradigm Medical Industries Securities Litigation, Case No. 03-CV-448TC. The law firm of Milberg Weiss Bershad & Schulman LLP is representing purchasers of the Company's securities in the consolidated class action. On June 28, 2004, a consolidated amended class action complaint was filed on behalf of purchasers of the Company's securities. The consolidated complaint is similar to the three class action complaints and alleges that the Company made false representations regarding the CPT code for the Blood Flow Analyzer(TM), but it includes additional allegations that the Company failed to disclose in a timely manner that doctors were being denied reimbursement for procedures performed with the Blood Flow Analyzer(TM). The consolidated complaint also alleges that the Company made false statements regarding the purchase order from Westland Financial Corporation and Valdespino Associates Enterprises. The Company believes the consolidated complaint is without merit and intends to vigorously defend and protect its interests in the case.

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

         The Company has paid only $5,000 to U.S. Fire toward satisfaction of the $250,000 retention that is applicable to the consolidated cases. The Company has advised U.S. Fire that it cannot pay the $250,000 retention due to its current financial circumstances. As a consequence, on January 8, 2004, the Company entered into a non-waiver agreement with U.S. Fire in which U.S. Fire agreed to fund and advance the Company's retention obligation in consideration for which the Company has agreed to reimburse U.S. Fire the sum of $5,000 a month, for a period of six months, with the first of such payments due on February 15, 2004. Thereafter, commencing on August 15, 2004, the Company is currently required to reimburse U.S. Fire the sum of $10,000 per month until the entire amount of $250,000 has been reimbursed to U.S. Fire. The Company has made the $5,000 payment due to U.S. Fire on February 15, 2004, but have not yet made the payments due to U.S. Fire on March 15, April 15, May 15 and June 15, 2004. In the event U.S. Fire determines that the Company or its former officers and directors named in the consolidated cases are not entitled to coverage under the policy, or that it is entitled to rescind the policy, or should the Company be declared in default under the non-waiver agreement, for not making the monthly payments in a timely manner that are owed to U.S. Fire, then the Company agrees to pay U.S. Fire, on demand, the full amount of all costs advanced by U.S. Fire, except for those amounts that it may have reimbursed to U.S. Fire pursuant to the monthly payments due under the non-waiver agreement. Moreover, if U.S. Fire denies coverage for the consolidated cases under the policy, the Company would owe its litigation counsel in the class action lawsuits, for any legal fees not paid by U.S. Fire. However, U.S. Fire has currently agreed to pay the legal fees relating to the class action lawsuits.

         The Company will be in default under the non-waiver agreement if it fails to make any payment due to U.S. Fire thereunder when such payment is due, or institute proceedings to be adjudicated as bankrupt or insolvent. U.S. Fire's obligation to advance defense costs under the agreement will terminate in the event that the $5,000,000 policy limit of liability is exhausted. If U.S. Fire denies coverage for the consolidated cases under the policy and the Company is not successful in defending and protecting its interests in the cases, resulting in a judgment against the Company for substantial damages, it would be unable to pay such liability and, as a result, would be forced to seek bankruptcy protection.

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

         The complaint also claims that 491,250 of the shares to be issued to Innovative in the asset purchase transaction were not issued on a timely basis and the Company did not file a registration statement with the Securities and Exchange Commission within five months of the closing date of the asset purchase transaction. As a result, the complaint alleges that the value of the shares of the Company's common stock issued to Innovative in the transaction declined, and Innovative and Barton suffered damages in an unspecified amount to be proven at trial. The Company filed an answer to the complaint and also filed counterclaims against Innovative and Barton for breach of contract. The Company believes the complaint is without merit and intends to vigorously defend and protect its interests in the action. If the Company is not successful in defending and protecting its interests in this action, and a judgment for substantial damages is entered against it, and U.S. Fire denies coverage in the litigation under the Directors and Officers Liability and Company Reimbursement Policy, the Company would be unable to pay such liability and, as a result, would be forced to seek bankruptcy protection.

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

         The purpose of these statements, according to the complaint, was to induce investors to purchase shares of the Company's Series E preferred stock in a private placement transaction at artificially inflated prices. The complaint contends that as a result of these statements, the investors that purchased shares of the Company's Series E preferred stock in the private offering suffered substantial damages to be proven at trial. The complaint also alleges that the Company sold Series E preferred shares without registering the sale of such shares or obtaining an exemption from registration. The complaint requests rescission, compensatory damages and treble damages, including interest and attorney's fees. The Company filed an answer to the complaint. The Company believes the complaint is without merit and intends to vigorously defend its interests in the action. If the Company is not successful in defending and protecting its interests in the action, resulting in a judgment against it for substantial damages, and U.S. Fire denies coverage in the litigation under the Directors and Officers Liability and Company Reimbursement Policy, the Company would be unable to pay such liability and, as a result, would be forced to seek bankruptcy protection.

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

         On May 25, 2004,  an action was brought  against the Company by Jeffrey
F. Poore, former President and Chief Executive Officer of the company, in the Third Judicial District Court of Salt Lake County, State of Utah (Civil No. 040910875). The complaint alleges that the Company unlawfully terminated the written employment agreement between Mr. Poore and the Company. As a result, Mr. Poore demands judgment against the Company for $350,000, representing his annual salary for the two remaining years under the employment agreement, for money judgment based on the value of his benefits for the two remaining years under the employment agreement, including profit sharing plans, 401(k) and cafeteria plans, health, hospitalization, dental, disability and other insurance plans canceled by the Company, and for money judgment equal to the value of the stock options granted to him under the employment agreement. The Company disputes the amounts allegedly owed in the complaint and believes that there was a sufficient basis to terminate Mr. Poore's employment for cause under the terms of the employment agreement. Accordingly, the Company intends to vigorously defend against the action.

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

 None.

 Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits
       -----------

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

 Exhibit
   No.                              Document Description
 -------                            --------------------

2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1            Certificate of Incorporation(1)
3.2            Amended Certificate of Incorporation(10)
3.3            Bylaws(1)
4.1            Warrant Agency Agreement with Continental  Stock Transfer & Trust
               Company(3)
4.2            Specimen Common Stock Certificate (2)
4.3            Specimen Class A Warrant Certificate(2)
4.4            Form of Class A Warrant Agreement(2)
4.5            Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.6            Warrant to  Purchase  Common  Stock  with Note  Holders re bridge financing (1)
4.7            Specimen Series C Convertible Preferred Stock Certificate(4)
4.8 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(4)
4.9            Specimen Series D Convertible Preferred Stock Certificate (6)
4.1 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (7)
4.11           Warrant to Purchase Common Stock with Cyndel & Co. (6)
4.12           Warrant to Purchase  Common Stock with R.F.  Lafferty & Co., Inc.
               (6)
4.13           Warrant to Purchase Common Stock with Dr. Michael B. Limberg (7)
4.14           Warrant to Purchase Common Stock with John W. Hemmer (7)
4.15           Stock Purchase Warrant with Triton West Group, Inc.(9)
4.16           Warrant  to  Purchase  Common  Stock with KSH  Investment  Group,
               Inc.(9)
4.17 Warrant to Purchase Common Stock with Consulting for Strategic Growth, Ltd.(9)
4.18 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (14)
10.1           Exclusive Patent License Agreement with PhotoMed(1)
10.2           Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3           1995 Stock Option Plan (1)
10.4           Employment Agreement with Thomas F. Motter (5)
10.5           Stock Purchase Agreement with Ocular Blood Flow, Ltd. and Malcolm
               Redman (7)
10.6           Consulting Agreement with Malcolm Redman (7)
10.7           Royalty Agreement with Malcolm Redman (7)
10.8           Registration Rights with Malcolm Redman (7)
10.9           Employment Agreement with Mark R. Miehle (8)
10.10          Agreements with Steven J. Bayern and Patrick M. Kolenik (8)
10.11          Private  Equity Line of Credit  Agreement with Triton West Group,
               Inc. (9)
10.12 Asset Purchase Agreement with Innovative Optics, Inc. and Barton Dietrich Investments, L.P.(10)
10.13 Escrow Agreement with Innovative Optics, Inc., Barton Dietrich Investments, L.P. (10)
10.14          Assignment  and  Assumption  Agreement  with  Innovative  Optics,
               Inc.(10)
10.15          General  Assignment  and  Bill of Sale  with  Innovative  Optics,
               Inc.(10)
10.16          Non-Competition  and  Confidentiality  Agreement  with  Mario  F.
               Barton(10)
10.17          Termination of Employment Agreement with Mark R. Miehle(12)
10.18          Consulting Agreement with Mark R. Miehle(12)
10.19          Employment Agreement with Jeffrey F. Poore (13)
10.20          License Agreement with Sunnybrook Health Science Center(15)
10.21          Major Account Facilitator Contract(15)
10.22          Mutual Release with Douglas A. MacLeod, M.D. and Others(15)
10.23          Purchase Agreement with American Optisurgical, Inc.(15)
10.24          Purchase Order with Westland Financial Corporation(16)
10.25          Non-Waiver   Agreement   with  United   States   Fire   Insurance
               Company(16)
10.26          Employment Agreement with John Y. Yoon(17)
10.27          Consulting Agreement with Dr. John Charles Casebeer(18)
10.28          Consulting Agreement with Kinexsys Corporation(18)
10.29          Stock  Purchase and Sale  Agreement with William Unger(19)
31.1           Certification  pursuant to 18 U.S.C.  Section 1350, as enacted by
               Section 302 of the Sarbanes-Oxley Act of 2002
31.2           Certification  pursuant to 18 U.S.C.  Section 1350, as enacted by
               Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 -----------------
(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(5) Incorporated by reference from Report on Form 10-QSB, as filed on November 12, 1998.
(6) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(7) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(8) Incorporated by reference from Report on Form 10-QSB, as filed on November 1, 2000.
(9) Incorporated by reference from Report on Form 10-KSB, as filed on April 16, 2001.
(10) Incorporated by reference from Current Report on Form 8-K, as filed on March 5, 2002.
(11) Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3, as filed on March 20, 2002.
(12) Incorporated by reference from Report on Form 10-QSB, as filed on November 18, 2002.
(13) Incorporated by reference from Registration Statement on Form SB-2, as filed on July 7, 2003.
(14) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
(15) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on December 15, 2003.
(16) Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2, as filed on February 27, 2004.
(17) Incorporated by reference from Current Report on Form 8-K, as filed on March 23, 2004.
(18) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 14, 2004.
(19) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2004.

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