Form 10QSB
period 2004-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2004-11-15
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

          |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2004

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

         Indicate by check mark whether the small business issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value                     25,509,868
         -----------------------------                 ----------------
                  Title of Class                       Number of Shares
                                                       Outstanding as of
                                                       September 30, 2004
         Class A Warrant to Purchase
         One Share of Common Stock                          1,000,000
         -----------------------------                 ------------------
                  Title of Class                       Number of Warrants
                                                       Outstanding as of
                                                       September 30, 2004

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                                      INDEX

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements....................................................................................... 1

         Condensed Balance Sheet (unaudited) - September 30, 2004................................................... 1

         Condensed Statements of Operations (unaudited) for the three and nine months ended
         September 30, 2004 and September 30, 2003.................................................................. 2

         Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and September 30, 2003 ........................................................... 3

         Notes to Condensed Financial Statements (unaudited)........................................................ 4

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ......................................................................................... 6

Item 3.  Controls and Procedures  .................................................................................. 13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................... 14

Item 2.  Changes in Securities...................................................................................... 20

Item 3.  Defaults Upon Senior Securities............................................................................ 20

Item 4.  Submission of Matters to a Vote of Security Holders........................................................ 20

Item 5.  Other Information.......................................................................................... 20

Item 6.  Exhibits and Reports on Form 8-K........................................................................... 21

Signature Page ..................................................................................................... 24


                        PARADIGM MEDICAL INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                             September 30,  2004


ASSETS
Current Assets
  Cash & Cash Equivalents                                       $       188,000
  Receivables, Net                                                      726,000
  Inventory                                                             770,000
  Prepaid Expenses                                                       88,000
                                                                ---------------
               Total Current Assets                                   1,772,000

Intangibles, Net                                                        679,000
Property and Equipment, Net                                             135,000
                                                                ---------------
               Total Assets                                     $     2,586,000
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                                653,000
  Accrued Expenses                                                      990,000
  Current Portion of Long-term Debt                                      53,000
                                                                ---------------
               Total Current Liabilities                              1,696,000
  Long-term Debt                                                         22,000
                                                                ---------------
               Total Liabilities                                      1,718,000
                                                                ===============
Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at September 30, 2004                       -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at September 30, 2004                       -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at September 30, 2004                        -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at September 30, 2004                       -
     Series E
        Authorized:  50,000; issued and
        outstanding: 1,000 at September 30, 2004                              -
     Series F
        Authorized:  50,000; issued and
        outstanding: 4,598.75 at September 30, 2004                           -
     Series G
        Authorized:  2,000,000; issued and
        outstanding: 1,981,560 at September 30, 2004                      2,000
Common Stock, Authorized:
80,000,000 Shares, $.001 par value; issued and
outstanding: 25,509,868 at September 30, 2004                            25,000
Additional paid-in-capital                                           57,470,000
Accumulated Deficit                                                 (56,629,000)
                                                                ---------------
               Total Stockholders' Equity                               868,000
                                                                ---------------
               Total Liabilities and Stockholders' Equity       $     2,586,000
                                                                ===============

See accompanying notes to condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                     Nine Months Ended
                                                        September 30,                         September 30,
                                                  2004               2003                 2004              2003
                                             -----------------------------------    ---------------------------------
Sales                                        $       899,000    $       853,000     $    2,288,000    $     2,225,000

Cost of Sales                                        358,000            354,000            859,000          1,237,000
                                             ---------------    ---------------     --------------    ---------------

               Gross Profit                          541,000            499,000          1,429,000            988,000

Operating Expenses:
  Marketing and Selling                              198,000            171,000            547,000            711,000
  General and Administrative                         276,000            331,000            703,000          1,867,000
  Research, development and service                  163,000            203,000            543,000            789,000
  Impairment of assets                                     -                  -                  -            159,000
                                             ---------------    ---------------     --------------    ---------------

               Total Operating Expenses              637,000            705,000         1,793,000           3,526,000
                                             ---------------    ---------------     --------------    ---------------

Operating Income (Loss)                              (96,000)          (206,000)          (672,000)        (2,538,000)

Other Income and (Expense):
  Interest Income                                          -                  -                  -              3,000
  Interest Expense                                   (11,000)            (4,000)           (40,000)           (17,000)
  Other Income (Expense                              588,000            247,000            592,000            247,000
                                             ---------------    ---------------     --------------    ---------------

    Total Other Income and (Expense)                 577,000            243,000            552,000           (233,000)
                                             ---------------    ---------------     --------------    ---------------
Net income (loss) before provision
    for income taxes                                 481,000             37,000            188,000         (2,305,000)

Income taxes                                               -                  -                  -                  -
                                             ---------------    ---------------     --------------    ---------------

Net income (loss)                            $       481,000    $        37,000     $      188,000    $    (2,305,000)
                                             ===============    ===============     ==============    ===============

Net income (loss) Per Common Share
      - Basic and Diluted                    $          0.02                  -     $         0.01    $          (.10)
                                             ===============    ===============     ==============    ===============

Weighted Average Outstanding
    Shares - Basic                                25,373,000         23,668,000         25,373,000         22,795,000
                                             ===============    ===============     ==============    ===============

           - Diluted                              27,675,000         26,752,000         27,675,000         22,795,000
                                             ===============    ===============     ==============    ===============


See accompanying notes to condensed financial statements.

                        PARADIGM MEDICAL INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine Months Ended September 30,
                                                                  2004                2003
                                                              (Unaudited)          (Unaudited)
Cash Flows from Operating Activities:
-------------------------------------
  Net Income (Loss)                                         $        188,000    $       (2,305,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
    ----------------------------------
       Depreciation and Amortization                                 112,000               268,000
       Issuance of Stock Option/Warrant for Services                       -                83,000
       Issuance of Common Stock for Settlement
           of potential litigation                                         -               190,000
       Increase/decrease in Inventory Reserve                       (226,000)              382,000
       (Recovery of) provision for Losses on Receivables             (46,000)               83,000
       Impairment of Intangible and other assets                           -               159,000
       Gain on sale of investment                                   (532,000)                    -
       Gain on Settlement of obligations                             (21,000)             (247,000)
       Loss on disposal of assets                                      6,000                     -
(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                      28,000               161,000
              Inventories                                            459,000               402,000
       Prepaid Expenses                                               53,000              (215,000)
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                        (32,000)             (120,000)
       Accrued Expenses and Deposits                        ----------------    ------------------

       Net Cash Used in Operating Activities                        (440,000)             (712,000)
                                                            ----------------    ------------------

Cash Flow from Investing Activities:
------------------------------------
  Purchase of Property and Equipment                                       -                (1,000)
  Disposal of Property and Equipment                                       -                 6,000
  Proceeds from the sale of assets                                     6,000                     -
  Proceeds from the sale of investment                               532,000                     -

  Net Cash Provided By Investing Activities                          538,000                 5,000
                                                            ----------------    ------------------

Cash Flows from Financing Activities:
-------------------------------------
  Additions to notes payable                                               -                     -
  Principal Payments on Notes Payable                                (42,000)              (63,000)
  Proceeds from Short-Term Borrowing                                       -                90,000
  Sale of stock and exercise of warrants                                   -               429,000
  Sale of stock and exercise of warrants Series G                          -               270,000
                                                            ----------------    ------------------

  Net Cash (Used In) Provided By Financing Activities                (42,000)              726,000
                                                            ----------------    ------------------

  Net increase in Cash and Cash Equivalents                           56,000                19,000

Cash and Cash Equivalents at Beginning of Period                     132,000               194,000
                                                            ----------------    ------------------

Cash and Cash Equivalents at End of Period                  $        188,000    $          213,000
                                                            ================    ==================

Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                    $          9,000    $           17,000
                                                            ================    ==================

  Cash Paid for Income Taxes                                $              -    $                -
                                                            ================    ==================


See accompanying notes to condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Significant Accounting Policies
-------------------------------

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10KSB for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

In addition, the Company has taken significant steps to reduce costs and increase operating efficiencies. Specifically, the Company has established procedures to more efficiently manage inventory purchases, reduced administrative personnel, and significantly reduced the use of consultants, all of which has resulted in large decreases in expenses. However, the sales force increased from three to five representatives in June, which has resulted in more payroll, travel and other selling expenses. Although these cost savings have significantly reduced the Company's losses and ongoing cash flow needs, if the Company is unable to obtain equity or debt financing, it may be unable to continue development of its products and may be required to substantially curtail or cease operations.

Net loss Per Share
------------------

Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 6,427,000 and 5,704,000 shares of common stock and preferred stock convertible into 2,302,000 and 2,384,000 shares of common stock at September 30, 2004 and 2003, respectively, have not been included in loss periods because they are anti-dilutive.

For the three months ended September 30, 2004 the options and warrants to purchase 6,427,000 shares of common stock were excluded because of the treasury stock method.

The following table is a reconciliation of the basic and diluted weighted average shares for the three and nine month periods ended September 30, 2004 and September 30, 2003:


                                                     Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                                     2004              2003             2004              2003
Basic weighted average shares outstanding            25,373,000       23,668,000       25,373,000     22,795,000
Common stock equivalents-convertible
   preferred stock                                    2,302,000        2,384,000        2,302,000              -
Dilutive effect of stock options                                         700,000
----------------------------------------------------------------------------------------------------------------

Diluted weighted average shares outstanding          27,675,000       26,752,000       27,675,000     22,795,000
                                                     ===========================================================

Preferred Stock Conversions
---------------------------

Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B Preferred Stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the nine months ended September 30, 2004, no shares of Series A Preferred Stock and no shares of Series B Preferred Stock were converted to the Company's Common Stock.

Holders of Series D Preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the six months ended September 30, 2004, no shares of Series D Preferred Stock were converted to the Company's Common stock.

Holders of Series E Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the six months ended September 30, 2004, no shares of Series E Preferred Stock were converted to the Company's Common stock.

Holders of Series F Preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the six months ended September 30, 2004, no shares of Series F Preferred Stock were converted to shares of the Company's Common stock.

Holders of Series G Preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the six months ended September 30, 2004, no shares of Series G Preferred Stock were converted to shares of the Company's Common stock.

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

                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                               2004              2003               2004             2003
                                            -----------       ----------         ---------        ----------
Net income (loss) - as reported             $   481,000           37,000           188,000        (2,305,000)

Deduct:  total stock-based employee
compensation determined under fair value
based method for all awards, net of
related tax effects                             (93,000)         (48,000)         (266,000)         (359,000)

Net income (loss) - pro forma               $   388,000          (11,000)          (78,000)       (2,651,000)
                                            -----------       ----------         ---------        ----------

Earnings per share:
     Basic and diluted - as reported        $      0.02                -              0.01             (0.10)
     Basic and diluted - pro forma          $      0.01                -             (0.00)            (0.12)

Related Party Transactions
--------------------------

Payments for legal services to the firm of which the chairman of the board of directors is a partner were approximately $55,000 and $23,000 for the three months ended September 30, 2004 and 2003, respectively.

Accrued Expenses
----------------

Accrued expenses consist of the following at September 30, 2004:

        Accrued consulting and litigation reserve              $   498,000
        Accrued payroll and employee benefits                      142,000
        Sales taxes payable                                         40,000
        Customer deposits                                           10,000
        Accrued royalties                                           17,000
        Deferred revenue                                            73,000
        Warranty and return allowance                              154,000
        Other accrued expenses                                      56,000
                                                               -----------
         Total                                                 $   990,000
                                                               ===========

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

Sale of Investment
------------------

In July 2004, the Company sold its investment in International Bioimmune Systems, Inc. (IBS) for $532,000 cash. Because, for book purposes, the Company's investment in IBS had previously been reduced to $0, the full amount of $532,000 was recorded as a gain in the quarter ended September 30, 2004.

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

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the three months ended
September 30, 2004, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on this entire diagnostic product group.

         Paradigm has improved its financial and operating performance through higher sales, improving margins, and a substantial reduction in our costs.

         Paradigm has displayed improvement in its manufacturing efficiencies, as well as the timeliness and the quality of its services to its customers. For example, a great deal of the improvement is attributable to reforms in operations, which enabled dramatically improved availability of product and decreased lead times. Additional reorganization of services enabled substantially reduced 'wait times' and reserve requirements. Specifically, the Company was able to record an increase in income of approximately $300,000 from a reduction in warranty reserves. This reduction was a result of a comprehensive analysis by management regarding historical warranty costs. Historically the Company has recorded a monthly warranty expense and related increase to the warranty accrual, however in recent periods the usage of the warranty accrual has continued to decline. After reviewing the recent historical data, management determined that the warranty accrual should be reduced by approximately $300,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued.

         The increase in sales was due primarily to the strength in the Company's diagnostic products, specifically the Perimetry and Topography lines, as well as strong growth in the Blood Flow Analyzer (BFA) line, where sales more than doubled from the year-ago period.

Results of Operations

         Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

         Net sales for the three months ended September 30, 2004 increased by $46,000, or 5.4%, to $899,000 as compared to $853,000 for the same period of 2003. This increase was primarily due to increased sales of the P40 and P45 UBM Ultrasound Biomicroscopes as well as continued strength in the sales of the Blood Flow Analyzer(TM).

         For the three months ended September 30, 2004, sales from the Company's diagnostic products totaled $833,000, or 93% of total revenues, compared to $664,000, or 78% of total revenues for the same period of 2003. There were no sales from the surgical line consisting of the Precissionist Thirty Thousand(TM) and the Photon(TM) laser system for the three months ended September 30, 2004, compared to $46,000, or 5% of total revenues, for the corresponding period of 2003. The remaining 7% of sales, or $66,000, during the three months ended September 30, 2004 was from parts, disposables, and service revenue.

         Sales of the P40 and P45 UBM Ultrasound Biomicroscopes increased to $373,000 during the third quarter 2004, or 41% of total quarterly revenues, compared to $211,000, or 25% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) increased by $130,000 to $184,000, or 20% of total revenues, for the three months ended September 30, 2004, compared to net sales of $54,000, or 6% of total revenues during the same period in 2003. Sales from the P37 A/B Scan Ocular Ultrasound Diagnostic increased to $98,000, or 6% of total revenues, for the quarter ended September 30, 2004, up slightly compared to $93,000, or 11% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 Autoperimeters and the 200 Corneal Topographer were $178,000, or 20% of the total revenues, for the three months ended September 30, 2004, compared to $306,000, or 36% of total revenues, for the same quarter of 2003.

         Sales have been higher for the Company despite, an industry slow down, due to the emphasis on the sales of the P40 and P45 Ultrasound Biomicroscopes, particularly in Asian markets as well an increased focus on the sales of the Blood Flow Analyzer(TM) in the United States market.

         For the three months ended September 30, 2004, gross profit increased slightly by 2%, to 60% of total revenues, compared to the 58% of total revenues for the comparable period of 2003.

         Marketing and selling expenses increased by approximately $27,000, or 16%, to $198,000, for the three months ended September 30, 2004, from $171,000 for the comparable period in 2003. This increase was due mainly to the Company's initiation of an advertising campaign as well as to prepayments for participation at the American Academy of Ophthalmologists annual show in New Orleans.

         General and administrative expenses decreased by $55,000, or 17 %, to $276,000 for the three months ended September 30, 2004, from $331,000 for the comparable period in 2003. The general and administrative expense savings were the result of greater focus and cost containment measures and more aggressive budget management procedures implemented in the second quarter of 2004.

         Research, development and service expenses decreased $40,000, or 20%, for the three months ended September 30, 2004 to $163,000, compared to $203,000 recorded in the same period of 2003. Much of the improvement was from the continued benefit of the reorganization of the service department initiated in the second quarter of 2004, which is yielding not only cost improvement but dramatically lower response times and enabled clean up of the service unit backlogs.

         Other income of mainly consists of a gain recorded from the sale of the Company's investment in International Bioimmune Systems, Inc. In July 2004, the Company sold its investment in International Bioimmune Systems, Inc. (IBS) for $532,000 cash. Because, for book purposes, the Company's investment in IBS had previously been reduced to $0, the full amount of $532,000 was recorded as a gain in the quarter ended September 30, 2004.

         Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

         Net sales increased by $63,000, or 3%, to $2,288,000 for the nine months ended September 30, 2004, from $2,225,000 for the comparable period in 2003. The Company's diagnostic products sales increased by $336,000, or 19%, to $2,085,000, or 91% of revenues, during the first nine months of 2004 compared with $1,750,000, or 79% of total revenues, for the comparable period of 2003.

         In the first nine months of 2004, sales of the Company's P40 and P45 UBM Ultrasound Biomicroscopes were $639,000, or 28% of total revenues, compared to $421,000, or 19% of total revenues, in the same period of 2003. Sales from the Blood Flow Analyzer(TM) increased by $178,000 to $475,000, or 21% of total revenues, during the first two quarters of 2004 compared with $297,000, or 13% of total revenues, in the same period of last year.

         During the first nine months of 2004, sales from P37 A/B Scan Ocular Ultrasound Diagnostic increased to $229,000, or 10% of total revenue, slightly up from the $222,000, or 10% of total revenues, in the same period last year. Sales of the LD 400 and TKS 5000 Autoperimeters and the CT 200 Corneal Topographer were slightly lower in the second quarter, with total revenue of $741,000, or 32% of total revenues, in the first three quarters of 2004 compared with $808,000, or 36% of total revenues, during the same period of 2003.

         Sales of surgical products are at a standstill pending FDA approval of the Photon(TM) laser system. In the nine month period ended September 30 2004, the Company realized a loss of $3,000 in the surgical line consisting of the Precissionist Thirty Thousand (TM) and the Photon(TM) laser system. This compared to $94,000, for the comparable period of 2003.

         Gross profit for the nine months ended September 30, 2004 increased by 18% to 62% of total revenues, compared to 44% of total revenues, for the same period in 2003. The increase was mainly due to an increase in the reserve for inventory obsolescence of $382,000 in the nine months ended September 30, 2003. There was a decrease of $226,000 in the reserve during the nine months ended September 30, 2004; however this decrease was the result of a write-off of inventory directly against the reserve. The $382,000 increase in inventory reserve in 2003 resulted in an increase to cost of sales whereas the $226,000 reduction in 2004 resulted in a corresponding reduction to inventory and did not have any effect on the statement of operations.

         Marketing and selling expenses decreased by $164,000, or 30%, to $547,000 for the nine months ended September 30, 2004, from $711,000 for the comparable period in 2003. This reduction was due primarily to more effective use of marketing programs. During this period two additional full-time salespersons were added, a print advertising campaign initiated, and plans were made to support a major trade show in the fourth quarter of 2004.

         General and administrative expenses decreased by $1,164,000, or 62%, to $703,000 for the nine months ended September 30, 2004, from $1,867,000 for the same period in 2003. The favorable reduction in general and administrative expense in 2004 also reflected the ongoing results of the Company's new budget management and cost reduction programs. In addition, during the quarter ended June 30, 2004, the Company recorded a reduction in the warranty accrual of approximately $308,000. This reduction was a result of a comprehensive analysis by management regarding historical warranty costs. Historically the Company has recorded a monthly warranty expense and related increase to the warranty accrual, however in recent periods the usage of the warranty accrual has continued to decline. After reviewing the recent historical data, management determined that the warranty accrual should be reduced by approximately $308,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued. The general and administrative expenses during the nine months ended September 30, 2003 also included $443,000 in accruals to settle outstanding disputes and $83,000 for additional allowance for doubtful accounts receivable.

         Research, development and service expenses decreased by $246,000, or 45%, to $543,000 for the nine months ended September 30, 2004, from $789,000 for the same period in 2003. Expenses associated with the development of new products during the first nine months of 2004 decreased compared to the same period in 2003, as a result of the Company's cost reduction program.

         There was no impairment of assets for the nine months ended September 30, 2004, compared to $159,000 in impairment of assets recorded in the same period of 2003.

         Other income of mainly consists of a gain recorded from the sale of the Company's investment in International Bioimmune Systems, Inc. In July 2004, the Company sold its investment in International Bioimmune Systems, Inc. (IBS) for $532,000 cash. Because, for book purposes, the Company's investment in IBS had previously been reduced to $0, the full amount of $532,000 was recorded as a gain in the quarter ended September 30, 2004.

Liquidity and Capital Resources

         The Company used $440,000 cash in operating activities for the nine months ended September 30, 2004, compared to $712,000 for the nine months ended September 30, 2003. The increase in cash used by operating activities for the nine months ended September 30, 2004 was primarily attributable to reduction in accrued expenses and deposits. The Company's efforts to substantially reduce costs and manage current assets and current liabilities continued to minimize cash used for operating activities. Net cash used in financing activities was $42,000 for the nine months ended September 30, 2004, versus cash provided of $726,000 in the same period in 2003. During the nine months ended September 30, 2004, the Company did not sell any shares of common or preferred stock. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

         The Company had working capital of $76,000 as of September 30, 2004. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and private placements of its securities; and bank borrowings. In July 2004, the Company sold its investment in International Bio-Immune Systems, Inc. (IBS) for $532,000 cash. The Company is uncertain whether or not the combination of the cash received from the sale of IBS stock and the benefits from sales of its products will be sufficient to assure its operations through December 31, 2004. The Company will continue to seek funding through the sale of common and preferred stock.

         As of September 30, 2004, the Company had net operating loss carry-forwards (NOLs) of approximately $36 million. These carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend for twenty years. The Company's ability to use net operating loss carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

         As of September 30, 2004, the Company had accounts payable of $653,000, a significant portion of which is over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has non-cancelable capital lease obligations and operating lease obligations that require the payment of approximately $172,000 in 2005, and $14,000 in 2006.

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

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 37% of total outstanding receivables as of September 30, 2004 and 40% as of December 31, 2003. The allowance for doubtful accounts has decreased from $470,000 at December 31, 2003 to $424,000 at September 30, 2004. The downturn in the economy worldwide has resulted in increased difficulty in collecting certain accounts. Certain international dealers have some aged unpaid invoices that have not been resolved. The Company has addressed its credit procedures and collection efforts and have instituted changes that require more payments at the time of sale via letters of credit and not on a credit term basis.

         The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. The majority of the receivables included in the allowance for doubtful accounts are a result of sales before the Company implemented the various changes to improve the collectibility of our receivables. During the nine months ended September 30, 2004, the Company had a net recovery of receivables previously allowed for of $46,000 and during the twelve months ended December 31, 2003, the Company added a net of $123,000 to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,416,000 at September 30, 2004, or approximately 65% of total inventory, respectively. This inventory reserve was decreased by $226,000 during the nine months ended September 30, 2004 due to management's evaluation of the recoverability of certain inventory items. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

         At this time, the Company's Photon(TM) Laser Ocular Surgery Workstation requires regulatory FDA approval in order to be sold in the United States. Any possible future efforts to complete the clinical trials on the Photon(TM) in order to file for FDA approval would depend on the Company obtaining adequate funding. The Company estimates that the liquidity needed to complete the clinical trials in order to obtain the necessary regulatory approval on the Photon(TM) to be approximately $225,000.

Effect of Inflation and Foreign Currency Exchange

         The Company has not realized a reduction in the selling price of its products as a result of domestic inflation. Nor has the Company experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers. All sales transactions to date have been denominated in U.S. Dollars.

Impact of New Accounting Pronouncements

         In November 2003, the EITF reached a consensus on Issue No.00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's operating results or financial condition.

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an
Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN
46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2005. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

         In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's operating results or financial condition.

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on its financial statements.

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

Item 3 Controls and Procedures

     a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     (b) Changes in internal controls over financial reporting.

         During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         The Company has paid $30,000 to U.S. Fire toward satisfaction of the $250,000 retention that is applicable to the consolidated cases. The Company has advised U.S. Fire that it cannot pay the $250,000 retention due to its current financial circumstances. As a consequence, on January 8, 2004, the Company entered into a non-waiver agreement with U.S. Fire in which U.S. Fire agreed to fund and advance the Company's retention obligation in consideration for which the Company has agreed to reimburse U.S. Fire the sum of $5,000 a month, for a period of six months, with the first of such payments due on February 15, 2004. Thereafter, commencing on August 15, 2004, the Company is currently required to reimburse U.S. Fire the sum of $10,000 per month until the entire amount of $250,000 has been reimbursed to U.S. Fire. The Company has made the $5,000 payments due to U.S. Fire on February 15, March 15, April 15, May 15, June 15, and July 15, 2004, leaving a remaining retention obligation to U.S. Fire of $220,000.

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

         An action was filed on June 20, 2003 in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. The complaint claims that $49,626 plus interest is due for the leasing of two copy machines that were delivered to the Company's Salt Lake City facilities on or about April of 2000. The action also seeks an award of attorney's fees and costs incurred in the collection. The Company disputes the amounts allegedly owed, asserting that the equipment it returned to the leasing company did not work properly. A responsive pleading has been filed. The Company is currently engaged in settlement discussions with CitiCorp.

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

         On August 9, 2004, a third party complaint was brought against the Company by Wakefield Eye Center. The original action was brought by American Express Business Corporation against Westfield Eye Center on May 27, 2004 in the District Court, Clark County, State of Nevada (Civil No. A486307, Dept. No. XXI) concerning the financing of the purchase of a Blood Flow Analyzer(TM) involving Westfield Eye Center. The transaction took place during the latter half of 2001. Westfield Eye Center takes the position that if there is liability of Westfield to American Express this liability is ultimately the Company and the other third-party defendants. The amount being sought against Westfield Eye Center by American Express in the original action includes the sum of $29,765.83, together with interest and attorney's fees. Westfield's alleged claims against the Company include fraud, breach of contract, promissory estoppel, declaratory relief, negligence, negligent supervision, damages for injuries resulting from actions of employee/contractor, wilful and wanton misconduct, conspiracy, and breach of fiduciary duty as well as costs and attorney's fees. Westfield also seeks punitive damages. The Company has filed an answer to the third party complaint in which we deny liability. Formal discovery in the matter involving us has not commenced. The Company intends to vigorously defend the action.

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

         None.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         On September 28, 2004, the Company entered into an Investment Banking Agreement with Alpha Advisory Services, Inc. Under the terms of the Agreement, Alpha Advisory Services is to use its best efforts to provide the following services to the Company: (i) review of and make recommendations regarding the Company's business plan and promotional materials; (ii) identify and contact potential investors in the United States and Europe for potential investment in the Company's securities; (iii) organize meetings with potential investors and participate in such meetings; and (iv) assist the Company in future financings, mergers, acquisitions and potential buyouts.

         The term of the Agreement is for a period of three months, which is to be automatically renewed for successive one-year terms. Following the initial three month period, either party may terminate the agreement upon 15 days written notice to the other party. In consideration for the services to be performed under the agreement, Alpha Advisory Services is to receive a fee of $3,000 per month, plus reasonable travel and other expenses, plus warrants to purchase 25,000 shares of the Company's common stock at $.15 per share. The warrants are exerciseable, on a cashless basis, over a two year period from the date of issuance.

         On October 25, 2004, the Company entered into a Manufacturing and Distribution Agreement with E-Technologies, Inc., a Iowa based developer of software and related technology for technical applications. Under the terms of the agreement, E-Technologies granted to the Company the exclusive right to manufacture, market, sell and distribute an ultrasonic biomicroscope. Upon execution of the agreement, the Company paid $30,000 to E-Technologies for engineering costs associated with the development of the biomicroscope. Once the bioimicroscope receives FDA approval, the Company agrees to pay E-Technologies an additional fee of $45,000.

         In consideration for the exclusive right to manufacture and distribute the biomicroscope, the Company agrees to pay E-Technologies the sum of $5,000 for each of the first 25 biomicroscopes sold by the Company. Thereafter, the Company agrees to pay E-Technologies the sum of $4,000 for each biomicroscope sold. As an additional condition, the Company agrees to sell 25 biomicroscopes during the first 12 months after the biomicroscope receives FDA approval. The agreement is effective for a term of two years. After the expiration of the two year period, the agreement is to automatically renew for additional one year periods, unless either party elects to terminate the agreement upon at least 30 days prior written notice to the other party before the end of any term of the agreement.

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

10.15         General  Assignment  and  Bill of  Sale  with  Innovative  Optics,
              Inc.(10)
10.16         Non-Competition  and  Confidentiality   Agreement  with  Mario  F.
              Barton(10)
10.17         Termination of Employment Agreement with Mark R. Miehle(12)
10.18         Consulting Agreement with Mark R. Miehle(12)
10.19         Employment Agreement with Jeffrey F. Poore (13)
10.20         License Agreement with Sunnybrook Health Science Center(15)
10.21         Major Account Facilitator Contract(15)
10.22         Mutual Release with Douglas A. MacLeod, M.D. and Others(15)
10.23         Purchase Agreement with American Optisurgical, Inc.(15)
10.24         Purchase Order with Westland Financial Corporation(16)
10.25         Non-Waiver Agreement with United States Fire Insurance Company(16)
10.26         Employment Agreement with John Y. Yoon(17)
10.27         Consulting Agreement with Dr. John Charles Casebeer(18)
10.28         Consulting Agreement with Kinexsys Corporation(18)
10.29         Stock Purchase and Sale Agreement with William Ungar(19)
10.30         Employment Agreement with Aziz A. Mohabbat (20)
10.31         Investment Banking Agreement with Alpha Advisory Services, Inc.
10.32         Manufacturing and Distribution Agreement with E-Technologies, Inc.
31.1          Certification  pursuant to 18 U.S.C.  Section  1350, as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002
31.2          Certification  pursuant to 18 U.S.C.  Section  1350, as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(13) Incorporated by reference from Registration Statement on Form SB-2, as filed on July 7, 2003.
(14) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
(15) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on December 15, 2003.
(16) Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2, as filed on February 27, 2004.
(17) Incorporated by reference from Current Report on Form 8-K, as filed on March 23, 2004.
(18) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 14, 2004.
(19) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2004
(20) Incorporated by reference from Amendment No. 6 to Registration Statement on Form SB-2, as filed on October 20, 2004.

     (b)  Reports on Form 8-K

         No reports were filed by the Company during the quarter ended September 30, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PARADIGM MEDICAL INDUSTRIES, INC.



 November 15, 2004                          /s/John Y. Yoon
                                           -------------------------------------
                                           John Y. Yoon
                                           President and Chief Executive Officer



 November 15, 2004                          /s/ Luis A. Mostacero
                                           -------------------------------------
                                           Luis A. Mostacero, Controller