Form 10QSB/A
period 2004-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2004-11-17
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                  FORM 10-QSB/A

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
                                                                ===============

See accompanying notes to condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                     Nine Months Ended
                                                        September 30,                         September 30,
                                                  2004               2003                 2004              2003
                                             -----------------------------------    ---------------------------------
Sales                                        $       899,000    $       853,000     $    2,288,000    $     2,225,000

Cost of Sales                                        358,000            354,000            859,000          1,237,000
                                             ---------------    ---------------     --------------    ---------------

               Gross Profit                          541,000            499,000          1,429,000            988,000

Operating Expenses:
  Marketing and Selling                              198,000            171,000            547,000            711,000
  General and Administrative                         276,000            331,000            703,000          1,867,000
  Research, development and service                  163,000            203,000            543,000            789,000
  Impairment of assets                                     -                  -                  -            159,000
                                             ---------------    ---------------     --------------    ---------------

               Total Operating Expenses              637,000            705,000          1,793,000          3,526,000
                                             ---------------    ---------------     --------------    ---------------

Operating Income (Loss)                              (96,000)          (206,000)          (364,000)        (2,538,000)

Other Income and (Expense):
  Interest Income                                          -                  -                  -              3,000
  Interest Expense                                   (11,000)            (4,000)           (40,000)           (17,000)
  Other Income (Expense                              588,000            247,000            592,000            247,000
                                             ---------------    ---------------     --------------    ---------------

    Total Other Income and (Expense)                 577,000            243,000            552,000           (233,000)
                                             ---------------    ---------------     --------------    ---------------
Net income (loss) before provision
    for income taxes                                 481,000             37,000            188,000         (2,305,000)

Income taxes                                               -                  -                  -                  -
                                             ---------------    ---------------     --------------    ---------------

Net income (loss)                            $       481,000    $        37,000     $      188,000    $    (2,305,000)
                                             ===============    ===============     ==============    ===============

Net income (loss) Per Common Share
      - Basic and Diluted                    $          0.02                  -     $         0.01    $          (.10)
                                             ===============    ===============     ==============    ===============

Weighted Average Outstanding
    Shares - Basic                                25,373,000         23,668,000         25,373,000         22,795,000
                                             ===============    ===============     ==============    ===============

           - Diluted                              27,675,000         26,752,000         27,675,000         22,795,000
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
                                                               ===========

         During the quarter ended June 30, 2004, the Company recorded a reduction in the warranty accrual of approximately $308,000. This reduction was a result of a comprehensive analysis by management regarding historical warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual; however, in recent periods the usage of the warranty accrual has continued to decline. After reviewing the recent historical data, management determined that the warranty accrual should be reduced by approximately $308,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued.

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

         The Company has improved its financial and operating performance through higher sales, improving margins, and a substantial reduction in our costs.

         The   Company   has   displayed   improvement   in  its   manufacturing
efficiencies, as well as the timeliness and the quality of its services to its customers. For example, a great deal of the improvement is attributable to reforms in operations, which enabled dramatically improved availability of product and decreased lead times. Additional reorganization of services enabled substantially reduced wait times and reserve requirements. Specifically, the Company was able to record an increase in income of approximately $300,000 from a reduction in warranty reserves. This reduction was a result of a comprehensive analysis by management regarding historical warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual; however, in recent periods the usage of the warranty accrual has continued to decline. After reviewing the recent historical data, management determined that the warranty accrual should be reduced by approximately $300,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued.

         The increase in sales was due primarily to the strength in the Company's diagnostic products, specifically the perimetry and topography lines, as well as strong growth in the Blood Flow Analyzer(TM) line, where sales more than doubled from the year-ago period.

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

         General and administrative expenses decreased by $1,164,000, or 62%, to $703,000 for the nine months ended September 30, 2004, from $1,867,000 for the same period in 2003. The favorable reduction in general and administrative expense in 2004 also reflected the ongoing results of the Company's new budget management and cost reduction programs. In addition, during the quarter ended June 30, 2004, the Company recorded a reduction in the warranty accrual of approximately $308,000. This reduction was a result of a comprehensive analysis by management regarding historical warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual; however, in recent periods the usage of the warranty accrual has continued to decline. After reviewing the recent historical data, management determined that the warranty accrual should be reduced by approximately $308,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued. The general and administrative expenses during the nine months ended September 30, 2003 also included $443,000 in accruals to settle outstanding disputes and $83,000 for additional allowance for doubtful accounts receivable.

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

10.15         General  Assignment  and  Bill of  Sale  with  Innovative  Optics,
              Inc.(10)
10.16         Non-Competition  and  Confidentiality   Agreement  with  Mario  F.
              Barton(10)
10.17         Termination of Employment Agreement with Mark R. Miehle(12)
10.18         Consulting Agreement with Mark R. Miehle(12)
10.19         Employment Agreement with Jeffrey F. Poore (13)
10.20         License Agreement with Sunnybrook Health Science Center(15)
10.21         Major Account Facilitator Contract(15)
10.22         Mutual Release with Douglas A. MacLeod, M.D. and Others(15)
10.23         Purchase Agreement with American Optisurgical, Inc.(15)
10.24         Purchase Order with Westland Financial Corporation(16)
10.25         Non-Waiver Agreement with United States Fire Insurance Company(16)
10.26         Employment Agreement with John Y. Yoon(17)
10.27         Consulting Agreement with Dr. John Charles Casebeer(18)
10.28         Consulting Agreement with Kinexsys Corporation(18)
10.29         Stock Purchase and Sale Agreement with William Ungar(19)
10.30         Employment Agreement with Aziz A. Mohabbat(20)
10.31         Investment   Banking   Agreement  with  Alpha  Advisory  Services,
              Inc.(21)
10.32         Manufacturing  and  Distribution  Agreement  with  E-Technologies,
              Inc.(21)
31.1          Certification  pursuant to 18 U.S.C.  Section  1350, as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002
31.2          Certification  pursuant to 18 U.S.C.  Section  1350, as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(13) Incorporated by reference from Registration Statement on Form SB-2, as filed on July 7, 2003.
(14) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
(15) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on December 15, 2003.
(16) Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2, as filed on February 27, 2004.
(17) Incorporated by reference from Current Report on Form 8-K, as filed on March 23, 2004.
(18) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 14, 2004.
(19) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2004
(20) Incorporated by reference from Amendment No. 6 to Registration Statement on Form SB-2, as filed on October 20, 2004.
(21) Incorporated by reference from Report on Form 10-QSB, as filed on November 15, 2004.


     (b)  Reports on Form 8-K

         No reports were filed by the Company during the quarter ended September 30, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PARADIGM MEDICAL INDUSTRIES, INC.



 November 16, 2004                          /s/John Y. Yoon
                                           -------------------------------------
                                           John Y. Yoon
                                           President and Chief Executive Officer



 November 16, 2004                          /s/ Luis A. Mostacero
                                           -------------------------------------
                                           Luis A. Mostacero, Controller