Form 10KSB/A
period 2003-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2004-12-17
CIK 916444

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A-3


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


                                     PARADIGM MEDICAL INDUSTRIES, INC.




Dated: December 16, 2004                By:  /s/John Y. Yoon
                                        -------------------------------------
                                        John Y. Yoon,
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

     Signature                     Title                               Date
     ---------                     -----                               ----

/s/Randall A. Mackey        Chairman of the Board and          December 16, 2004
----------------------      Secretary
Randall A. Mackey



/s/David M. Silver          Director                           December 16, 2004
----------------------
David M. Silver, Ph.D.



/s/Keith D. Ignotz          Director                           December 16, 2004
----------------------
Keith D. Ignotz



/s/John Y. Yoon             President and Chief Executive      December 16, 2004
----------------------      Officer(Principal Executive
John Y. Yoon                Officer)



/s/Luis A. Mostacero        Controller (Principal Financial    December 16, 2004
----------------------      and Accounting Officer)
Luis A. Mostacero