Form 10QSB/A
period 2004-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2005-01-11
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                  FORM 10-QSB/A

                                 Amendment No. 2

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

Item 4.  Submission of Matters to a Vote of Security Holders........................................................ 20

Item 5.  Other Information.......................................................................................... 20

Item 6.  Exhibits and Reports on Form 8-K........................................................................... 21

Signature Page ..................................................................................................... 24


                        PARADIGM MEDICAL INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                             September 30,  2004


ASSETS
Current Assets
  Cash & Cash Equivalents                                       $       188,000
  Receivables, Net                                                      726,000
  Inventory                                                             770,000
  Prepaid Expenses                                                       88,000
                                                                ---------------
               Total Current Assets                                   1,772,000

Intangibles, Net                                                        679,000
Property and Equipment, Net                                             135,000
                                                                ---------------
               Total Assets                                     $     2,586,000
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                                653,000
  Accrued Expenses                                                      990,000
  Accrued Series G Preferred Stock
    dividends                                                            43,000
  Current Portion of Long-term Debt                                      53,000
                                                                ---------------
               Total Current Liabilities                              1,739,000
  Long-term Debt                                                         22,000
                                                                ---------------
               Total Liabilities                                      1,761,000
                                                                ===============
Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 Shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at September 30, 2004                       -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at September 30, 2004                       -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at September 30, 2004                        -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at September 30, 2004                       -
     Series E
        Authorized:  50,000; issued and
        outstanding: 1,000 at September 30, 2004                              -
     Series F
        Authorized:  50,000; issued and
        outstanding: 4,598.75 at September 30, 2004                           -
     Series G
        Authorized:  2,000,000; issued and
        outstanding: 1,981,560 at September 30, 2004                      2,000
Common Stock, Authorized:
80,000,000 Shares, $.001 par value; issued and
outstanding: 25,509,868 at September 30, 2004                            25,000
Additional paid-in-capital                                           57,427,000
Accumulated Deficit                                                 (56,629,000)
                                                                ---------------
               Total Stockholders' Equity                               825,000
                                                                ---------------
               Total Liabilities and Stockholders' Equity       $     2,586,000
                                                                ===============

See accompanying notes to condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                     Nine Months Ended
                                                        September 30,                         September 30,
                                                  2004               2003                 2004              2003
                                             -----------------------------------    ---------------------------------
Sales                                        $       899,000    $       853,000     $    2,288,000    $     2,225,000

Cost of Sales                                        358,000            354,000            859,000          1,237,000
                                             ---------------    ---------------     --------------    ---------------

               Gross Profit                          541,000            499,000          1,429,000            988,000

Operating Expenses:
  Marketing and Selling                              198,000            171,000            547,000            711,000
  General and Administrative                         276,000            331,000            703,000          1,867,000
  Research, development and service                  163,000            203,000            543,000            789,000
  Impairment of assets                                     -                  -                  -            159,000
                                             ---------------    ---------------     --------------    ---------------

               Total Operating Expenses              637,000            705,000          1,793,000          3,526,000
                                             ---------------    ---------------     --------------    ---------------

Operating Income (Loss)                              (96,000)          (206,000)          (364,000)        (2,538,000)

Other Income and (Expense):
  Interest Income                                          -                  -                  -              3,000
  Interest Expense                                   (11,000)            (4,000)           (40,000)           (17,000)
  Other Income (Expense                              588,000            247,000            592,000            247,000
                                             ---------------    ---------------     --------------    ---------------

    Total Other Income and (Expense)                 577,000            243,000            552,000           (233,000)
                                             ---------------    ---------------     --------------    ---------------
Net income (loss) before provision
    for income taxes                                 481,000             37,000            188,000         (2,305,000)

Income taxes                                               -                  -                  -                  -
                                             ---------------    ---------------     --------------    ---------------

Net income (loss)                            $       481,000    $        37,000     $      188,000    $    (2,305,000)

Series G Preferred Stock dividends                   (12,000)                 -            (43,000)                 -
                                             ---------------    ---------------     --------------    ---------------

Net income (loss) applicable to
  common shareholders                                469,000            37,000            145,000         (2,305,000)
                                             ===============    ===============     ==============    ===============

Net income (loss) Per Common Share
      - Basic and Diluted                    $          0.02                  -     $         0.01    $          (.10)
                                             ===============    ===============     ==============    ===============

Weighted Average Outstanding
      Shares - Basic                              25,373,000         23,668,000         25,373,000         22,795,000
                                             ===============    ===============     ==============    ===============

           - Diluted                              27,675,000         26,752,000         27,675,000         22,795,000
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

Series G Preferred Stock Dividends
----------------------------------

         Under the terms of the private offering of Series G preferred shares, we are required to file a registration statement with the Securities and Exchange Commission to register the common share issuable to the Series G preferred stockholders upon conversion of their Series G preferred shares and exercise of their warrants. If the registration statement has not been declared effective within 120 days of the initial closing of such offering on August 29, 2003, there is a penalty of 2% per month payable to the Series G preferred stockholders in common shares (or 39,631 common shares per month) until the registration statement is declared effective. As of September 30, 2004, we have recorded a liability of $43,000 related to the 356,682 common shares to be issued to the Series G preferred stockholders because a registration statement had not been declared effective as of that date.

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

                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                               2004              2003               2004             2003
                                            -----------       ----------         ---------        ----------
Net income (loss) applicable to
  common shareholders - as reported         $   469,000           37,000           145,000        (2,305,000)

Deduct:  total stock-based employee
compensation determined under fair value
based method for all awards, net of
related tax effects                             (93,000)         (48,000)         (266,000)         (359,000)

Net income (loss) applicable to
  common shareholders - pro forma           $   376,000          (11,000)         (121,000)       (2,651,000)
                                            -----------       ----------         ---------        ----------

Earnings per share:
     Basic and diluted - as reported        $      0.02                -              0.01             (0.10)
     Basic and diluted - pro forma          $      0.01                -             (0.01)            (0.12)

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

         The Company had working capital of $33,000 as of September 30, 2004. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and private placements of its securities; and bank borrowings. In July 2004, the Company sold its investment in International Bio-Immune Systems, Inc. (IBS) for $532,000 cash. The Company is uncertain whether or not the combination of the cash received from the sale of IBS stock and the benefits from sales of its products will be sufficient to assure its operations through December 31, 2004. The Company will continue to seek funding through the sale of common and preferred stock.

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


                                           PARADIGM MEDICAL INDUSTRIES, INC.



 January 10, 2005                          /s/John Y. Yoon
                                           -------------------------------------
                                           John Y. Yoon
                                           President and Chief Executive Officer



 January 10, 2005                          /s/ Luis A. Mostacero
                                           -------------------------------------
                                           Luis A. Mostacero, Controller