Form 10KSB
period 2004-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2005-04-28
CIK 916444

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2004, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended December 31, 2004 were $3,062,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of registrant's most recently completed first fiscal quarter was $2,499,000 based on the closing price on that date on the OTC Bulletin Board.

As of March 31, 2005, Registrant had outstanding 27,764,868,shares of common stock, 5,627 shares of Series A preferred stock, 8,986 shares of Series B preferred stock, no shares of Series C preferred stock and 5,000 shares of Series D preferred stock, 1,000 shares of Series E preferred stock, 4,598.75 shares of Series F preferred stock, and 1,726,560 shares of Series G preferred stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Additional documents set forth in Part IV hereof are incorporated by reference.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

Item 1. Description of Business

General

         The Company develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic instrumentation and related accessories, including disposable products. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company markets two cataract surgery systems with related accessories and disposable products. The Company's cataract removal system, the Photon(TM) laser system, is a laser cataract surgery system marketed as the next generation of cataract removal. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2003, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the company improves. Due to the lack of FDA approval and the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the majority of the inventory associated with the Photon(TM). In addition, most inventory associated with the Precisionist Thirty Thousand(TM) has been reserved for due to the estimated lack of recoverability. The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products. The Photon(TM) can be sold in markets outside of the United States. Both the PhotonTM and the Precisionist ThirtyThousand(TM) are manufactured as an Ocular Surgery Workstation(TM). The Company is considering marketing the Photon(TM) and other lasers for use in eye care.

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

         On June 5, 2000, the Company purchased Vismed Inc. d/b/a Dicon(TM) under a pooling of interest accounting treatment. The purchase included the Dicon(TM) perimeter product line consisting of the LD 400, the TKS 5000, the SST(TM), FieldLink(TM), FieldView(TM) and Advanced FieldView and the corneal topographer product line, the CT 200(TM), the CT 50 and an ongoing service and software business. Perimeters are used to determine retinal sensitivity testing the visual pathway. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Corneal topographers are used for the refractive surgical applications that eliminate the need for eyeglasses and for optometric applications including contact lens fitting.

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

         On September 19, 2002, the Company completed a transaction with International Bio-Immune Systems, Inc., a Delaware corporation , in which the Company acquired 2,663,254 shares, or 19.9% of the outstanding shares of its common stock, and warrants to purchase 1,200,000 shares of its common stock at $2.50 per share for a period of two years, through the exchange and issuance of 736,945 shares of its common stock, the lending of 300,000 shares of its common stock to the company and the payment of certain of its expenses through the issuance of an aggregate of 94,000 shares of its common stock to the company and its counsel. During 2004, the Company sold all 2,663,254 shares of International Bio-Immune Systems stock for net proceeds of $505,000.

         International Bio-Immune Systems, Inc. may sell the 300,000 shares of the Company's common stock loaned by the Company and the proceeds therefrom shall be deemed a loan from the Company payable on the earlier of September 19, 2002, or the closing of any private placement or public offering of the securities of International Bio- Immune Systems, any merger involving more than 50% of the outstanding shares of International Bio-Immune Systems, or any sale, dissolution, transfer, or assignment of corporate assets other than in the ordinary course of business. Interest shall accrue on the unpaid principal of the loan at the rate of 10% per annum. If International Bio-Immune Systems does not sell the shares by September 19, 2004, it is required to return the shares, or any amount which has not been sold, to us. International Bio-Immune Systems currently controls the voting decisions regarding these shares. The President and Chief Executive Officer of International Bio-Immune Systems is Leslie F. Stern, who exercises sole voting and investment powers regarding the shares.

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

         The term of the agreement is for a period of three months, which is to be automatically renewed for successive one-year terms. Following the initial three month period, either party may terminate the agreement upon 15 days written notice to the other party. In consideration for the services to be performed under the agreement, Alpha Advisory Services is to receive a fee of $3,000 per month, plus reasonable travel and other expenses, and warrants to purchase 25,000 shares of the Company's common stock at $.15 per share. The warrants are exerciseable, on a cashless basis, over a two year period from the date of issuance.

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

         Surgical use of ultrasonics in ophthalmology is limited to treatment of cataract lenses in the eye through a procedure called phacoemulsification or
"phaco." A primary objective of cataract surgeries is the removal of the opacified (cataract) lens through an incision that is as small as possible. The opacified lens is then replaced by a new synthetic lens intraocular implant. Phaco technology involves a process by which a cataract is broken into small pieces using ultrasonic shock waves delivered through a hollow, open-ended metal needle attached to a hand-held probe. The fragments of cataracts tissue are then removed through aspiration. Phaco systems were first designed in the late 1960's after various attempts by surgeons to use other techniques to remove opacified lenses, including crushing, cutting, freezing, drilling and applying chemicals to the cataract. By the mid-1970's, ultrasound had proven to be the most effective technology to fragment cataracts. Market Scope's (Manchester, Missouri), The 2001 Report on the Worldwide Cataract Market, January 2001 indicates that phaco cataract treatment was the technology for cataract removal used in over 80% of surgeries in the United States and over 20% of all foreign surgeries.

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

         Precisionist ThirtyThousand(TM): The Precisionist ThirtyThousand(TM) is the Company's core phaco surgical technology. The Precisionist(TM) was placed into production and offered for sale in 1997. As a phaco cataract surgery system, the Company believes the Precisionist(TM) with its new fluidics panel is equal or superior to the present competitive systems in the United States.
However, due to the lack of recent sales, the majority of the Company's inventory associated with the Precisionist Thirty Thousand(TM) has been estimated to be obsolete and therefore a reserve for such inventory has been recorded. The system features a graphic color display and unique proprietary on-board computer and graphic user interface linked to a soft-key membrane panel for flexible programmable operation. The system provides real-time "on-the-fly" adjustment capabilities for each surgical parameter during the surgical procedure for high-volume applications. In addition, the Precisionist(TM) provides one hundred pre-programmable surgery set-ups, with a second level of sub-programmed custom modes within each major surgical screen (i.e., ultrasound phaco and irrigation/aspiration modes). The Precisionist(TM) features the Company's newly developed proprietary fluidics panel which is completely non-invasive for improved sterility and to provide a surgical environment in the eye that virtually eliminates fluidic surge and solves chamber maintenance problems normally associated with phaco cataract surgery. This new fluidics system provides greater control for the surgeon and allows the safe operation at much higher vacuum settings by sampling changes in aspiration 100 times per second. Greater vacuum in phaco surgery means less use of ultrasound or laser energy to fragment the cataract and less chance for surrounding tissue damage. In addition to the full complement of surgical modalities (e.g., irrigation, aspiration, bipolar coagulation and anterior vitrectomy), system automation includes "dimensional" audio feedback of vacuum levels and voice confirmation for major system functions, providing an intuitive environment in which the advanced phaco surgeon can concentrate on the surgical technique rather than the equipment. Sales of the Precisionist(TM) and related accessories were 0% of total revenues in both the fiscal years 2004 and 2003, respectively.

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

         The laser probe may also eliminate any possibility for burns around the incision or at the cornea and may therefore be used with cataract surgery techniques that utilize a more delicate clear cornea incision which can eliminate sutures and be conducted with topical anesthesia. However, this system may not effectively remove harder grade cataracts. Harder grade cataracts can be removed using the already existing ultrasound capability of the
Precisionist(TM). Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2003, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. Due to the uncertainty surrounding the timetable for obtaining FDA approval and the lack of significant revenue from the other surgical products, the Company has recorded an inventory reserve against the majority of the inventory associated with the Photon(TM) and Precisionist Thirty Thousand (TM). The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products.

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

         The SIStem(TM) and the Odyssey(TM): The SIStem(TM) and the Odyssey(TM) have been the Company's entry-level phacoemulsification systems. The SIStem(TM) and the Odyssey(TM) were designed to be a full-featured, cost-effective, reliable phaco machines; however, due to the lack of sales in 2002, the products were determined to be obsolete. Sales of the SIStem(TM), the Odyssey(TM) and related accessories represented approximately 4% and 0% of the total revenues for fiscal years 2004 and 2003, respectively. On December 3, 2003, the Company completed the sale of the SIStem(TM) and the Odyssey(TM), including patents, trademarks, software codes and programs, supplies, work in process, finished goods and molds, to American Optisurgical, Inc.

         Surgical Instruments and Disposables: In addition to the cataract surgery equipment, the Company's surgical systems utilize or will utilize accessory instruments and disposables, some of which are proprietary to us. These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, instrument drapes and laser cataract probes. The Company intend to expand its disposable accessories as it further penetrates the cataract surgery market and expands the treatment applications for its Workstation(TM). These products contributed approximately 0% of total revenues for both 2004 and 2003, respectively.

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

         The manufacturing activities for the Blood Flow Analyzer(TM) have been moved to the Salt Lake City facility from the outsourced plant located in England. On October 21, 2002, the Company received FDA approval on its 510(k) application for additional indications of use for the Blood Flow Analyzer(TM). The additional indications include pulsatile ocular blood flow and pulsatile ocular blood volume. These are diagnostic measurements that assess the hemodynamic and vascular health of the eye. Also, the Company is continuing its aggressive campaign to educate the insurance payers about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the doctors using its Blood Flow Analyzer(TM). Sales of the Blood Flow Analyzer(TM) and related accessories accounted for approximately 19% and 16% of total sales for the fiscal years ended December 31, 2004 and 2003, respectively.

         Dicon(TM) Perimeters: Dicon(TM) perimeters consist of the LD 400, the TKS 5000, the SST(TM), FieldLink(TM), FieldView(TM) and Advanced FieldView. Perimeters are used to determine retinal sensitivity testing the visual pathway. Perimeters have become a standard of care in the detection and monitoring of glaucoma worldwide. Perimetry is reimbursable worldwide. The Dicon(TM) perimeters feature patented kinetic fixation and voice synthesis now in 27 different languages. Software programs are sold to assist in the analysis of the test results. Sales of the perimeters and related accessories generated approximately 27% of the total revenues for both 2004 and 2003, respectively.

         Dicon(TM) Corneal Topographers: Dicon(TM) corneal topographers include the CT 200(TM) and the CT 50. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Clinical applications for corneal topographers include refractive surgery that eliminates the need for eyeglasses and optometric applications including contact lens fitting. Revenues from the topographer and related accessories were 6% and 9% of the total revenues for 2004 and 2003, respectively. An enhanced version of the CT 200(TM), the CT 2000(TM), is scheduled to be introduced during the fourth quarter of 2003. The Company is completing the development of upgrades to the CT 200(TM) and the CT 50 Corneal Topographer, which will be operating upon completion of the upgrades with Windows XP software rather than the former Windows 95 operating systems. The Company is also revising its upgrade to offer the CT 200(TM) with Windows 2000 software rather than the Windows XP software that the Company announced in August 2003.

         P55 Pachymetric Analyzer: The ultrasonic pachymeter is used for measurement of corneal thickness. The Model P55 is positioned as a standard office pachymeter. This device is targeted to the refractive surgery market and contributed approximately 3% of the total revenues for both 2004 and 2003, respectively.

         P20 A-Scan Biometric Ultrasonic Analyzer: The A-Scan has been removed from the Company's line of diagnostic products. The A-Scan is a prerequisite procedure reimbursed by Medicare and is performed before every cataract surgery. Over 5,000 A-Scan systems have been installed in the worldwide market, representing a substantial market opportunity for software upgrades and extended warranty contract sales. A-Scan sales were approximately __% and 2% of the total revenues for 2004 and 2003, respectively.

         P37 A/B Scan Ocular Ultrasound Diagnostic: The A/B Scan is used by retinal sub-specialists to identify foreign bodies in the posterior chamber of the eye and to evaluate the structural integrity of the retina. The A/B Scan is attractive to the general ophthalmic community at large because of its lower price point. Sales from this product were approximately 8% and 4% of the total revenues for 2004 and 2003, respectively.

         P40 and P45 UBM Ultrasound Biomicroscopes: Humphrey Systems developed the P40 UBM Ultrasound Biomicroscope in conjunction with the New York Eye and Ear Infirmary in Manhattan and the University of Toronto. The P40 biomicroscope and its intellectual property were included in the purchase from Humphrey Systems and gives the Company the proprietary rights to this device. The P40 biomicroscope creates a high-resolution computer image of the unseen parts of the eye that is a "map" for the glaucoma surgeon. The P40 biomicroscope is an "enabling technology" for the ophthalmologist, one that the Company has repositioned for broader market sales penetration. Formerly sold only to glaucoma sub-specialty practitioners, the Company reintroduced the P40 biomicroscope at a price-point targeted for the average practitioners seeking to add glaucoma filtering surgical procedures and income to their cataract surgical practice.

         The P40 biomicroscope related surgical filtering procedures are fully reimbursable by Medicare and insurance providers. This untapped new market positions the Company with its proprietary P40 biomicroscope and, to its knowledge, the only commercially viable product of this type on the market, as a leader in the rapidly expanding glaucoma imaging and treatment segment. In the fall of 2000, the Company introduced the P45 UBM Ultrasonic Biomicroscope, which combines the P40 biomicroscope and the P37 A/B Scan Ocular Ultrasound Diagnostic in one instrument. The Company believes that by combining functions, the P45 will appeal to a broader market. The P40 biomicroscope and related accessories sales were approximately 12% and 7% of the total revenues for 2004 and 2003, respectively. The P45 biomicroscope and related accessories sales contributed approximately 16% and 13% of the total revenues for 2004 and 2003, respectively.

         On October 25, 2004, the Company entered into a Manufacturing and Distribution Agreement with E- Technologies, Inc., a Iowa based developer of software and related technology for technical applications. Under the terms of the agreement, E-Technologies granted to the Company the exclusive right to manufacture, market, sell and distribute an ultrasound biomicroscope. Upon execution of the agreement, the Company paid $30,000 to E- Technologies for engineering costs associated with the development of the biomicroscope. Once the bioimicroscope receives FDA approval, the Company agrees to pay E-Technologies an additional fee of $45,000.

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

         Parts and Services: The parts and service revenue from the repair and service of equipment sold accounted for approximately 8% of total revenues in both 2004 and 2003, respectively.

         Sales of other products represented approximately 1% of total revenues in both 2004 and 2003, respectively.

         The following table identifies each product class, status of commercial development, the percentage of sales contributed by that class, reimbursement status, and status of applicable United States and foreign regulatory approvals:



                                                     Commercial      Reimbursement      % 2003      %2004             Regulatory
     Product (1)              Product Class         Development         Status          Sales       Sales             Approvals

P55 Pachymetric          System, Imaging, Pulsed      Complete            Yes             3%          3%     FDA 510(K) K844299*
Analyzer                     Echo Diagnostic                                                                 ISO 9001: 1994, EN ISO
                                                                                                             9001**

P20 A-Scan               System, Imaging, Pulsed    Discontinued          Yes             2%         0%      FDA 510(K) K844299*
Biometric Ultrasound         Echo Diagnostic                                                                 ISO 9001: 1994,
Analyzer                                                                                                     EN ISO 9001**

P37 A/B Scan Ocular      Transducer, Ultrasound       Complete            Yes             4%          8%     FDA 510(K) K844299*
Ultrasound                     Diagnostic                                                                    ISO 9001: 1994,
Diagnostic                                                                                                   EN ISO 9001**

P40 UBM                  System, Imaging, Pulsed      Complete            Yes             7%         12%     FDA 510(K) K844299*
Ultrasound                   Echo Ultrasound                                                                 ISO 9001: 1994,
BioMicroscope                  Diagnostic                                                                    EN ISO 9001**

P45 UBM                  System, Imaging, Pulsed      Complete            Yes            13%         16%     FDA 510(K) K844299*
Ultrasound                   Echo Ultrasound                                                                 ISO 9001: 1994,
Biomicroscope,                 Diagnostic                                                                    EN ISO 9001**
Workstation Plus
BFA Ocular Blood            Tonometer, Manual         Complete            Yes****        16%         19%     FDA 510(K) K844299*
Flow Analyzer(TM) and             Diagnostic                                                                 ISO 9001: 1994,
Disposables                                                                                                  EN ISO 9001**


CT 200 Corneal             Topographer Corneal        Complete            Yes             9%          6%     FDA 510(K) K844299*
Topography System              AC-Powered                                                                    ISO 9001: 1994,
                               Diagnostic                                                                    EN ISO 9001**

LD 400                    Perimeter, Automatic        Complete            Yes            24%         24%     FDA 510(K) K844299*
Autoperimetry                  AC-Powered                                                                    ISO 9001: 1994,
System                         Diagnostic                                                                    EN ISO 9001**

TKS 5000                  Perimeter, Automatic        Complete            Yes             3%          3%     FDA 510(K) K844299*
Autoperimetry            AC-Powered, Diagnostic                                                              ISO 9001: 1994,
System                                                                                                       EN ISO 9001**

Precisionist Thirty        Phacofragmentation         Complete            Yes             0%          0%     FDA 510(K) K844299*
Thousand(TM), Ocular                                                                                         ISO 9001: 1994,
Surgery Workstation                                                                                          EN ISO 9001**
with Surgical
Equipment and
Disposables

SIStem(TM) and                Phacofragmentation         Sold             Yes            11%          0%     FDA 510(K) K844299*
Odyssey(TM)(2)

Photon(TM) Laser,             Phacoemulsification     In-Process (4)       No             0%          0%     IDE G940151
Ocular Surgery                  BFA tips                                                                     ISO 9001: 1994,
Workstation with                                                                                             EN ISO 9001
Surgical Equipment
and Disposables(3)

Parts and Services           Perimeter, BFA,          Complete            Yes             8%          9%     FDA 510(K) K844299*
                         Tonometer, Topographer,                                                             ISO 9001: 1994,
                        Ultrasound Workstations,                                                             EN ISO 9001**
                            Systems, Imaging

--------------------------
         (1)  Except for the Photon(TM)  Ocular Surgery  Workstation,  which can only  be  sold in  countries  outside  the  United  States,  these products can be sold in the United States and in foreign countries including  but not limited to  Argentina,  Australia,  Bangladesh,
              Borneo,  Brazil,  Canada,  China,  Czechoslovakia,  Egypt, France,
              Germany,  Greece, Hong Kong, India, Israel,  Italy, Japan, Jordan,
              Korea,  Malaysia,  Mexico,  New Zealand,  Pakistan,  Peru, Poland,
              Puerto Rico,  Russia,  Saudi  Arabia,  Spain,  Sri Lanka,  Taiwan,
              Thailand, Turkey, United Kingdom, and United Arab Emirates
         (2)  Due to the lack of recent sales volume,  the inventory  associated with the Precisionist Thirty Thousand (TM), the SIStem(TM) and the
              Odyssey(TM)  has  been  deemed  obsolete  and a  reserve  has been recorded to offset such inventory.
         (3)  Due to the lack of recent  evidence to support the  recoverability of  inventory  associated  with the  Photon(TM),  the  Company has recorded a reserve to offset the  majority  of such  inventory  on hand.
         (4)  The Photon(TM) is in-process and not complete  because the Company has not  completed  the  clinical  trials in order to  obtain  FDA regulatory approval.
         *    FDA 510(K) K844299  represents  domestic approval by U.S. Food and
              Drug Administration
         **   ISO 9001: 1994, EN ISO 9001 represents international approval
         ***  IDE G940151  represents  approval for  international  distribution only
         **** Represents   full   reimbursement   in  22  states   and   partial
              reimbursement in four other states.

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

         Research, development and service expenses (which includes production and manufacturing support and the service department expenses) decreased by $265,000, or 26%, to $768,000 for the twelve months ended December 31, 2004, from $1,033,000 for the same period in 2003. None of the costs of research and development activities during 2004 and 2003 was borne directly by customers.

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

Employees

         As of March 31, 2005, the Company had 27 full-time employees. This number does not include its manufacturer's representatives who are independent contractors rather than its employees. The Company also utilizes several consultants and advisors. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. None of its employees are a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.

         In December 2001, the Company initiated the first phase of a corporate downsizing program to reduce its operating expenses. The Company implemented the second phase of its downsizing program in the second quarter of 2002, by closing and transferring its manufacturing from its site in San Diego, California to Salt Lake City, resulting in further reductions in operating expenses. As a result of the downsizing program and some resignations, the number of its employees has been reduced by 72% from 112 to 31 employees. The estimated cost savings from the downsizing program will be in excess of $2,000,000 annually. The costs of downsizing have included one-time expenses of approximately $43,000 for moving and travel. In addition, the Company incurred additional one-time expenses of approximately $18,000 for housing accommodations for key employees working in Salt Lake City. The Company realized a net cost savings from downsizing of approximately $2,394,000 during the twelve months ended December 31, 2002.

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

         An action was brought against the Company on September 11, 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum, M.D. in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum under a license agreement dated July 7, 1993, with respect to the sale of certain equipment, plus costs and attorneys' fees. Certain discovery has taken place and the Company has paid royalties of $15,717, which the Company believes brings all payments current as of the date of last payment on January 7, 2005. The Company has been working with PhotoMed and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future.

         It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. An issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one Photon(TM) laser system has been sold and no systems returned. However, if the parties are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend their complaint to request termination of the license agreement and, if successful, the Company would lose its right to manufacture and sell the Photon(TM) laser system.

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

         Currently, there is reimbursement by insurance payors to doctors using the Blood Flow Analyzer(TM) in 22 states and partial reimbursement in four other states. The amount of reimbursement to doctors using the Blood Flow Analyzer(TM) generally ranges from $56.00 to $76.00 per patient, depending upon the insurance payor. Insurance payors providing reimbursement for the Blood Flow Analyzer(TM) have the discretion to increase or reduce the amount of reimbursement. The Company is endeavoring to obtain reimbursement by insurance payors in other states where there is currently no reimbursement being made. The Company believes it has continued to correctly represent in its Securities and Exchange Commission filings that the CPT Editorial Research and Development Department of the American Medical Association has informed the Company that CPT code number 92120 is the appropriate code for doctors to use when reporting certain procedures performed with the Blood Flow Analyzer(TM).

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

         The Company has paid $30,000 to U.S. Fire toward satisfaction of the $250,000 retention that is applicable to the consolidated cases. The Company has advised U.S. Fire that it cannot pay the $250,000 retention due to its current financial circumstances. As a consequence, on January 8, 2004, the Company entered into a non-waiver agreement with U.S. Fire in which U.S. Fire agreed to fund and advance the Company's retention obligation in consideration for which the Company has agreed to reimburse U.S. Fire the sum of $5,000 a month, for a period of six months, with the first of such payments due on February 15, 2004. Thereafter, commencing on August 15, 2004, the Company is currently required to reimburse U.S. Fire the sum of $10,000 per month until the entire amount of $250,000 has been reimbursed to U.S. Fire. The Company has made payments to U.S. Fire in the aggregate amount of $30,000 of which its last payment of $10,000 was made on October 11, 2004. These payments were for the $5,000 monthly payments due during the six month period from February 15 to July 15, 2004, leaving a remaining retention obligation to U.S. Fire of $220,000.

         In the event U.S. Fire determines that the Company or the former officers and directors named in the consolidated cases are not entitled to coverage under the policy, or that it is entitled to rescind the policy, or should the Company be declared in default under the non-waiver agreement on account of its failure to make the monthly payments owed to U.S. Fire for funding the Company's retention obligation, then the Company agrees to pay U.S. Fire, on demand, the full amount of all costs advanced by U.S. Fire, except for those amounts that the Company may have reimbursed to U.S. Fire pursuant to the monthly payments due under the non-waiver agreement. Moreover, if U.S. Fire denies coverage for the consolidated cases under the policy, the Cmpany would owe its litigation counsel in the class action lawsuits, for any legal fees not paid by U.S. Fire. However, U.S. Fire has currently agreed to pay the legal fees relating to the class action lawsuits.

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

         On January 26, 2005, the Company completed a written settlement agreement to settle the lawsuit that Innovative Optics, Inc. and Barton Dietrich Investments, L.P. brought against the Company and its former executive officers. Under the terms of the settlement, U.S. Fire agreed to pay Innovative Optics, Inc. and Barton Dietrich Investments, L.P. the sum of $367,500 in cash. Payment of this amount is contingent, however, upon the courts in the federal and state class action lawsuits granting final approval of the settlements reached in those respective actions, and such orders becoming final and non-appealable.

         On February 23, 2005, the Company executed written settlement agreements to settle the federal and state court class action lawsuits that were filed against the Company and its former executive officers. Under the terms of settlement of the federal court class action lawsuit, U.S. Fire agreed to pay the sum of $1,507,500 in cash to the class members that purchased the Company's securities during the period between April 17, 2002 and November 4, 2002. Under the terms of settlement of the state court class action lawsuit, U.S. Fire agreed to pay the sum of $625,000 in cash to the class members that purchased shares of Series E Convertible preferred stock on or about July 11, 2001.

         As a condition to the settlement agreements to settle the federal and state court class action lawsuits, the courts in such lawsuits must have entered orders granting final approval of the settlements reached in those respective actions, and such orders must have become final and non-appealable. On March 3, 2005, the federal court entered an order granting preliminary approval of the settlement in the federal court class action lawsuit and providing for notice to be sent to potential class members. On April 18, 2005, a hearing was held in the state court and the court entered a minute entry granting preliminary approval of the settlement in the state court class action lawsuit.

         As a further condition to the settlement agreements to settle the federal and state court class action lawsuits, both settlement agreements provide that U.S. Fire must not have exercised its option to terminate the settlement agreements. U.S. Fire has the option to terminate the settlement agreements if the cumulative dollar value of the claims held by individuals or entities that "opt out" of the federal and state class action lawsuits exceeds $250,000. If such "opt outs" exceed $250,000, however, plaintiffs in the federal and state court class action lawsuits will have five days to cure by reducing the amount of "opt outs" to less than $250,000.

         If U.S. Fire exercises its option to terminate the settlement agreements, then all parties to the settlement agreements will be restored to their respective positions in the various actions as of the date of the settlement agreements. In addition, the terms and provisions of the settlement agreements will have no further force and effect on the various parties and will be deemed null and void in their entirety.

         Under the terms of the settlement agreements regarding the federal and state court class action lawsuits and the lawsuit that Innovative Optics, Inc. and Barton Dietrich Investors, L.P. brought against the Company and its former executive officers, U.S. Fire has agreed to pay a total of $2,500,000 in cash to the classes in the class action lawsuits and to Innovative Optics, Inc. and Barton Dietrich Investments, L.P. in settlement of these lawsuits. Under the terms of settlement, Paradigm Medical is to pay U.S. Fire the sum of $220,000 representing the remaining amount owing under the $250,000 retention obligation in the insurance policy, and to execute a policy release in favor of U.S. Fire as to coverage under the insurance policy.

         An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. The complaint claims that $49,626 plus interest is due for the leasing of three copy machines that were delivered to the Company's Salt Lake City facilities on or about April of 2000. The action also seeks an award of attorney's fees and costs incurred in the collection. The Company disputes the amounts allegedly owed, asserting that two of the machines were returned to the leasing company because they did not work properly. A responsive pleading has been filed. The Company was engaged in settlement discussions with CitiCorp until counsel for CitiCorp withdrew from the case. New counsel for CitiCorp has been appointed and it is anticipated that settlement discussions will resume.

         An action was filed in June, 2003 in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914719) by Franklin Funding, Inc. in which it alleges that the Company had entered into a lease agreement for the lease of certain equipment for which payment is due. It is claimed that there is due and owing approximately $89,988 after accruing late fees, interest, repossession costs, collection costs and attorneys' fees. On August 28, 2003, the Company agreed to a settlement of the case with Franklin Funding by agreeing to make 24 monthly payments of $2,300 to Franklin Funding, with the first monthly payment due on August 29, 2003. As of March 31, 2005, the Company has made 19 monthly payments of $2,300 each to Franklin Funding.

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

         On August 3, 2003, a complaint was filed against the Company by Corinne Powell, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030918364). Defendants consist of the Company and Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz, directors of the Company. The complaint alleges that at the time the Company laid off Ms. Powell on March 25, 2003, she was owed $2,030 for business expenses, $11,063 for accrued vacation days, $12,818 for unpaid commissions, the fair market value of 50,000 stock options exercisable at $5.00 per share that she claims she was prevented from exercising, attorney's fees and a continuing wage penalty under Utah law. On March 29, 2005, the Company agreed to a settlement with Ms. Powell of her claims for unpaid business expenses, accrued vacation days, and unpaid commissions by agreeing to pay her $13,000. The Company has not yet made payment to Ms. Powell for the agreed upon settlement amount.

         On September 10, 2003, an action was filed against the Company by Larry Hicks in the Third Judicial District Court, Salt Lake County, State of Utah, (Civil No. 030922220), for payments due under a consulting agreement with us. The complaint claims that monthly payments of $3,083 are due for the months of October 2002 to October 2003 under a consulting agreement and, if the agreement is terminated, for the sum of $110,000 minus whatever the Company has paid Mr. Hicks prior to such termination, plus costs, attorney's fees and a wage penalty pursuant to Utah law. The Company has filed an answer in which it denies any liability to Mr. Hicks. Formal discovery in the matter has commenced. The Company disputes the amount allegedly owed and intends to vigorously defend against such action.

         On November 7, 2003, a complaint was filed against the Company by Todd Smith, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030924951 CN). Defendants consist of the Company and Randall Mackey, a director of the Company. The complaint alleges that while an employee of the Company, Mr. Smith was granted stock options to purchase 16,800 shares of common stock exercisable at $5.00 per share. Mr. Smith claims unpaid wages in the amount of the fair market value of the stock options he claims he was prevented from exercising, attorney's fees, and a continuing wage penalty under Utah law. The Company believes the claims are without merit and intends to vigorously defend against such action.

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

         On August 9, 2004, a third party complaint was brought against the Company by Wakefield Eye Center and Dr. Kenneth C. Westfield (collectively "Westfield"). The original action was brought by American Express Business Finance Corporation against Westfield on May 27, 2004 in the District Court, Clark County, State of Nevada (Civil No. A486307, Dept. No. XXI) concerning the financing of the purchase of a Blood Flow Analyzer(TM) involving Westfield Eye Center. The transaction took place during the latter half of 2001. Westfield takes the position that if there is liability of Westfield to American Express this liability is ultimately ours and the other third-party defendants. The amount being sought against Westfield by American Express in the original action includes the sum of $29,765.83, together with interest and attorney's fees. Westfield's alleged claims against the Company include fraud, breach of contract, promissory estoppel, declaratory relief, negligence, negligent supervision, damages for injuries resulting from actions of employee/contractor, wilful and wanton misconduct, conspiracy, and breach of fiduciary duty as well as costs and attorney's fees. Westfield also seeks punitive damages. The Company has filed an answer to the third party complaint in which the Company denies liability. Formal discovery in the matter involving us has commenced. The case has been referred to arbitration. The Company intends to vigorously defend the action.

         On March 31, 2005, an action was filed against the Company by Joseph W. Spadafora in the United States District Court, District of Utah (Civil No. 2:05CV00278 TS). The complaint alleges that Dr. Spadafora was a clinical investigator in the study for the FDA involving the Company's Photon(TM) laser system where he performed numerous surgeries using the Photon(TM). Dr. Spadafora contends that in meetings with Company personnel he suggested ways in which the handpiece on the Photon(TM) could be improved. Dr. Spadafora further contends that on August 5, 1999, the Company filed a patent application for an improved handpiece with the United States Patent and Trademark Office but he was not named as one of the inventors or a co-inventor on the patent application.

         On September 24, 2004, the Company was issued a patent entitled, "Laser Surgival Handpiece with Photon Trap." Because the Company did not list Dr. Spadafora as one of the inventors or a co-inventor on the patent, Dr. Spadafora is requesting in his complaint that a court order be entered declaring that he is the inventor or co-inventor of the patent and, as a result, is entitled to all or part of the royalties and profits that the Company earned or will earn from the sale of any product incorporating or using the improved handpiece, plus interest and attorney's fees. The Company disputes the claims made by Dr. Spadafora and intends to vigorously defend against such action.

         The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2004.


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

         The Company's common stock and Class A warrants trade on the OTC Bulletin Board under the respective symbols of "PMED.OB" and "PMEDW.OB." Prior to July 22, 1996, there was no public market for the common stock. From July 22, 1996 to June 25, 2003, its common stock and Class A warrants were listed on the Nasdaq SmallCap Market. Since June 25, 2003, its common stock and Class A warrants have traded on the OTC Bulletin Board. As of April 26, 2005, the closing sale prices of the common stock and Class A warrants were $.07 per share and $.01 per warrant, respectively. The following are the high and low sale prices for the common stock and Class A warrants by quarter as reported by Nasdaq from January 1, 2000 to June 25, 2003 and by the OTC Bulletin Board since June 25, 2003.

                                                  Common Stock            Class A Warrants
                                                    Price Range              Price Range
         Period (Calendar Year)                  High          Low        High            Low
                                                 ----          ---        ----            ---
2000
    First Quarter............................    14.50         6.88       6.50            2.63
    Second Quarter...........................    10.50         4.19       3.63            1.19
    Third Quarter............................     6.19         3.38       2.00             .50
    Fourth Quarter...........................     4.94         1.31       1.25             .50

2001
    First Quarter............................     4.13         1.50       1.00             .19
    Second Quarter...........................     3.50         1.61        .74             .19
    Third Quarter............................     2.75         1.86        .45             .16
    Fourth Quarter...........................     3.08         1.94        .39             .17

2002
    First Quarter............................     3.31         2.21        .38             .19
    Second Quarter...........................     1.91          .60        .32             .05
    Third Quarter............................     1.50          .16        .20             .08
    Fourth Quarter...........................      .30          .13        .10             .01

2003
    First Quarter............................      .42          .14        .12             .01
    Second Quarter...........................      .74          .14        .44             .01
    Third Quarter............................      .42          .18        .18             .01
    Fourth Quarter ..........................      .24          .15        .10             .02

2004
    First Quarter ...........................      .21          .15        .05             .02
    Second Quarter...........................      .16          .07        .05             .03
    Third Quarter............................      .12          .09        .03             .02
    Fourth Quarter...........................      .12          .08        .02             .02

2005
    First Quarter ...........................      .10          .08        .02             .01
    Second Quarter (through April 26, 2005)..      .09          .07        .01             .01

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

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the twelve months ended
December 31, 2004, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on this entire diagnostic product group.

         During the year ended December 31, 2004, the Company recorded a reduction in the warranty accrual of approximately $308,000. This reduction was a result of a comprehensive analysis by management regarding historical warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual. However, in recent periods the usage of the warranty accrual has continued to decline. After reviewing the recent historical data, management determined that the warranty accrual should be reduced by approximately $308,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued. During 2004, the Company also recorded a reduction to the allowance for doubtful accounts of approximately $369,000.

         During the twelve months ended December 31, 2003, management made certain adjustments to the financial statements, including an increase in the reserve for obsolete or estimated non-recoverable inventory of $484,000, consisting of an increase in the reserve of $403,000, offset by a decrease of $887,000 due to the sale of the SIStem(TM) and the Odyssey(TM) product lines, which were fully reserved. The Company also recorded a net increase in the allowance for doubtful accounts receivable of $123,000, impairment of intangibles of $150,000, and increases in accruals to settle outstanding disputes in the amount of $443,000.

         The Company's ultrasound diagnostic products include a P55 pachymetric analyzer, a P37 Ultrasound A/B Scan, a P40 Ultrasound BioMicroscope and a P45 Plus UBM Ultrasound BioMicroscope, the technology for which was acquired from Humphrey Systems in 1998. The Company introduced the P45 Plus in the fall of 2000, which combines the A/B Scan, and the biomicroscope into one instrument. In addition, the Company markets its Blood Flow Analyzer(TM) acquired in the purchase of Ocular Blood Flow Ltd. in June 2000. Other diagnostic products are the Dicon(TM) LD400 Auto Perimeter and the Dicon (TM) CT200e Corneal Topographer, which were acquired in the acquisition of Vismed d/b/a Dicon in

June 2000. The Company purchased the inventory, design and production rights of the SIStem(TM) , the Odyssey and the Surgetrol from Mentor Corporation in October 1999, which was designed to perform minimally invasive cataract surgery. In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist ThirtyThousand(TM), in which the Company purchased the raw materials and finished goods inventory to bring the manufacturing of this product in-house. During the fourth quarter of 2003, the Company sold all inventory and rights associated with the SIStem(TM) and Odyssey(TM) for $125,000. This transaction resulted in sales of $125,000 with no cost of sales because a reserve for obsolete inventory had been recorded on all SIStem(TM) and Odyssey(TM) inventory.

         Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2004, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves. Due to the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the inventory associated with the Precisionist Thirty Thousand(TM) and the Photon(TM) as well as certain other inventory items that are estimated to be non-recoverable due to the lack of significant turnover of such items in recent periods. The Company does not focus on a specific diagnostic product or products but, instead, on this entire product group.

         The Company has shown improvement in its manufacturing efficiencies, as well as the timeliness and the quality of the Company's services to its customers. For example, a great deal of the improvement is attributable to reforms in operations, which enabled dramatically improved availability of product and decreased lead times. Additional reorganization of services enabled substantially reduced wait times and reserve requirements. Specifically, during 2004, the Company was able to record an increase in income of approximately $300,000 from a reduction in warranty reserves. This reduction was a result of a comprehensive analysis by management regarding historical warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual; however, in recent periods the usage of the warranty accrual has continued to decline. After reviewing the recent historical data, the Company determined that the warranty accrual should be reduced by approximately $300,000. The Company will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued.

         Activities for the twelve months ended December 31, 2004 and 2003 included sales of the Company's products and related accessories and disposable products. In March 2003, the Company named a new president and chief executive officer, Jeffrey F. Poore. Mr. Poore was subsequently replaced by John Y. Yoon as President and Chief Executive Officer on March 18, 2004. The Company named a new vice president of sales and marketing, Ray Cannefax, during the first quarter of 2003, and a new vice president of finance and chief financial officer, Gregory C. Hill, during the second quarter of 2003. Mr. Hill resigned as vice president of finance and chief financial officer on December 5, 2003.

         On March 18, 2004, the Company named a new President and Chief Executive Officer, John Y. Yoon. On March 23, 2004, the Company named as new Vice President of Operations and Chief Operating Officer, Aziz A. Mohabbat.

         On May 7, 2002, the Company received a letter from the FDA requesting further clinical information regarding the Photon(TM). The Company is in the process of generating the additional clinical information in response to the letter. The Company cannot market or sell the Photon(TM) in the United States until FDA approval is granted. On November 4, 2002, the Company received FDA approval for expanded indications of use of the Blood Flow Analyzer(TM) for pulsatile ocular blood flow, volume and pulsatility equivalence index. Also, the Company is continuing its efforts to educate the payors of Medicare claims throughout the country about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the providers. These efforts should lead to a more positive effect on sales.

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

         There were a number of factors that contributed to the decrease in sales of the Blood Flow Analyzer (TM) and other products. September 11, 2001, the ensuing Afghanistan conflict, and the Iraq war had a significant impact on the Company's international sales. The U.S. recessionary economic trend has impacted its domestic sales. Additionally, the Company restructured its sales organization and sales channels by decreasing its direct sales force who are full-time employees from 10 direct sales employees on January 1, 2003, to five direct sales employees on December 31, 2004. The dependent sales force was reduced because the Company does not have sufficient revenues to justify the larger direct sales force. One of the challenges for fiscal 2005 will be the judicious reconstruction of the sales force in anticipation of increased sales.

         The Company intends to increase its efforts to sell its diagnostic products through independent sales representatives and ophthalmic equipment distributors, which are paid commissions only for their sales. As of December 31, 2004, the Company had two independent sales representatives and two ophthalmic equipment distributors in the United States and 26 ophthalmic and medical product distributors outside the United States. The Company hopes to benefit from these recently hired sales representatives and distributors in the United States as they gain familiarity, through training, of the Company's diagnostic products. Due to concerns over the budget and the effectiveness of trade shows, the Company exhibited at only two trade shows during 2004. The Company monitors trade show attendance to determine the extent to which it will exhibit at future trade shows.

         On September 19, 2002, the Company completed a transaction with International Bio-Immune Systems, Inc., a privately held biotechnology based, cancer diagnostic and immunotherapy company, in which the Company acquired 2,663,254 of its shares, or 19.9% of its outstanding shares, and warrants to purchase 1,200,000 shares of common stock of International Bio-Immune Systems at $2.50 per share for a period of two years, through the exchange and issuance of 736,945 shares of the Company's common stock, the lending of 300,000 shares of the Company's common stock to the company, and the payment of certain of its expenses through the issuance of an aggregate of 94,000 shares of common stock to International Bio-Immune Systems and its counsel. On August 3, 2004, the Company sold its investment in International Bio-Immune Systems for net proceeds of $505,000 pursuant to a stock purchase and sale agreement with William Ungar, a current director and shareholder of International Bio-Immune Systems. The securities sold to Mr. Ungar consisted of 2,663,254 common shares of International Bio-Immune Systems and warrants to purchase 1,200,000 common shares of International Bio-Immune Systems at $2.50 per share. Because, for book purposes, the Company's investment in International Bio-Immune Systems had been reduced to $0, the full amount of the $505,000 received from the sale of the International Bio-Immune Systems common shares and warrants was reported as a gain in 2004.

Results of Operations

         Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

         Net sales increased by $3,000, or 0.1%, to $3,062,000 for the twelve months ended December 31, 2004, from $3,059,000 for the comparable period in 2003. Sales of the Company's diagnostic products and related accessories increased by $296,000, or 19%, to $2,780,000, or 91% of revenues, during the twelve months ended December 31, 2004 compared with $2,484,000, or 81% of total revenues, for the comparable period of 2003.

         In 2004, sales of the Company's P40 and P45 UBM Ultrasound Biomicroscopes and related accessories were $855,000, or 28% of total revenues, compared to $615,000, or 20% of total revenues, in the same period of 2003. Sales from the Blood Flow Analyzer(TM) and related accessories increased by $175,000 to $674,000, or 22% of total revenues, during the year ended December 31, 2004 compared with $499,000, or 13% of total revenues, in the same period of 2003.

         During 2004, sales from P37 A/B Scan Ocular Ultrasound Diagnostic increased to $257,000, or 8% of total revenue, slightly up from the $133,000, or 4% of total revenues, in the same period last year. Sales of the LD 400 and TKS 5000 Autoperimeters and the CT 200 Corneal Topographer and related accessories were slightly lower, with total revenue of $1,022,000, or 33% of total revenues, in 2004 compared with $1,100,000, or 36% of total revenues, during the same period of 2003.

         Sales of surgical products are at a standstill pending FDA approval of the Photon(TM) laser system. In the twelve month period ended December 31 2004, the Company realized a loss of $3,000 in the surgical line consisting of the Precissionist Thirty Thousand (TM) and the Photon(TM) laser system. This compared to $94,000 in sales for the comparable period of 2003, which was mainly from the sale of the SIStem(TM) and Odyssey(TM) product lines.

         There were a number of material reasons that contributed to flat sales during the twelve months ended December 31, 2004, compared to the period of 2003. Along with generally weak economic conditions in the United States, the Company initiated aggressive cost-cutting efforts and was able to successfully reduce operating expenses. One of the negative consequences of such aggressive cost cutting was a slow down in the upgrade programs for the Company's product lines. The Company's objective is to focus its sales efforts on the products with the highest potential for sales and strong margins.

         During 2004, the Company hired three sales representatives and replaced one bringing the total to four domestic and one international sales representative and one independent representative. International sales were impacted by weakness in the economies of the large industrial countries and by the residual impact of the situation in the Middle East, which had a negative impact on sales to the Middle East, Pakistan, India and other countries in that region.

         Gross profit for the twelve months ended December 31, 2004 increased to 60% of total revenues, compared to 32% of total revenues for the same period in 2003. The increase was mainly due to an increase in the inventory reserve of $403,000 in the twelve months ending December 31, 2003. The $403,000 increase in inventory reserve in 2003 resulted in an increase to cost of sales. There was no increase or decrease to cost of sales as a result of a change to the reserve for obsolete inventory in 2004. The other major contributing factor to the improved margins was greater operational efficiencies and more timely production planning and scheduling.

         On a quarterly basis, the Company attempts to identify inventory items that have shown relatively no movement or very slow movement. Generally, if an item has shown little or no movement for over a year, it is determined not to be recoverable and a reserve is established for that item. In addition, if the Company identifies products that have become obsolete due to product upgrades or enhancements, a reserve is established for such products. Such analysis resulted in a material increase in the reserve for obsolete or estimated non-recoverable inventory in 2003. There can be no assurance that the Company will not identify further obsolete inventory due to significant declines in sales of certain products or technological advances of products in the future. The Company intends to make efforts to sell many of these items at significantly discounted prices. If items are sold, the cash received would be recorded as revenue, but there would be no cost of sales on such items due to the reserve that has been recorded. At the time of sale, the inventory would be reduced for the item sold and the corresponding inventory reserve would also be reduced. The Company does not expect the sales of these items to be significant in the future.

         During 2003, the Company sold all inventory, rights, and technology related to the SIStem(TM) and Odyssey(TM) product lines for $125,000. All of the inventory sold in this transaction had previously been fully reserved.
Therefore, upon the sale, the Company reduced inventory by $887,000 for the original book value of the inventory, reduced the reserve for $887,000, and recorded revenue for the cash received of $125,000.

         Marketing and selling expenses decreased by $119,000, or 13%, to $801,000 for the twelve months ended December 31, 2004, from $920,000 for the comparable period in 2003. This reduction was due primarily to more effective use of marketing programs. During this period three additional full-time salespersons were added, a print advertising campaign initiated, and plans were made to support a major trade show in the fourth quarter of 2004. At the same time, the use of consultant services declined considerably enabling an overall savings.

         General and administrative expenses decreased by $1,572,000, or 64%, to $874,000 for the twelve months ended December 31, 2004, from $2,446,000 for the same period in 2003. The favorable reduction in general and administrative expense in 2004 also reflected the ongoing results of the Company's new budget management and cost reduction programs. In addition, during the period ended December 31, 2004, the Company recorded a reduction in the warranty accrual of approximately $308,000. This reduction was a result of a comprehensive analysis by management regarding historical warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual. However, in recent periods the usage of the warranty accrual has continued to decline. After reviewing the recent historical data, management determined that the warranty accrual should be reduced by approximately $308,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued. The general and administrative expenses during the twelve months ended December 30, 2003 also included $443,000 in accruals to settle outstanding disputes.

         In addition, during 2004, the Company collected approximately $369,000 in receivables that were previously allowed for the in the allowance for doubtful accounts. During 2003, the Company increased the allowance for doubtful accounts by $123,000. General and administrative expense for the twelve months ended December 31, 2003 also included $259,000 for 1,562,000 shares of common stock issued to settle potential litigation. The Company issued 1,262,000 common shares to six investors due to a dispute arising from a private offering that was completed on January 22, 2003. The Company agreed to issue the shares to the investors in the offering at $.25 per share rather than $.50 per share, the original offering price (or an additional 1,262,000 shares) to resolve a dispute with the investors concerning certain statements made by a former officer in connection with the sale of said shares. The additional 300,000 shares were issued to settle an outstanding dispute with a consultant regarding services performed by such consultant.

         Research, development expenses decreased by $265,000, or 26%, to $768,000 for the twelve months ended December 31, 2004, from $1,033,000 for the same period in 2003. Expenses associated with the development of new products during 2004 decreased compared to 2003, as a result of the Company's efforts to reduce costs and focus on products that are fully developed with the highest potential for sales and high margins.

         There was no impairment of assets for the twelve months ended December 31, 2004, compared to $150,000 in 2003. The impairment expense for 2003 was due to a reduction in the value of certain intangible assets based on their then current estimated fair value.

         Due to our ongoing cash flow difficulties, most of the Company's vendors and suppliers were contacted during 2003 and 2004 with attempts to negotiate reduced payments and settlement of outstanding accounts payable. While some vendors refused to negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount. The accounts payable forgiven by vendors and suppliers resulted in a gain of $206,000 and $436,000 during the years ended December 31, 2004 and 2003, respectively.

         Other income mainly consisted of a gain recorded from the sale of the Company's investment in International Bio- Immune Systems, Inc. In July 2004, the Company sold its investment in International Bio-Immune Systems, Inc. for net proceeds of $505,000 cash. Because, for book purposes, the Company's investment in International Bio-Immune Systems had previously been reduced to $0, the full amount of $505,000 was recorded as a gain in 2004.

Liquidity and Capital Resources

         The Company used $77,000 cash in operating activities for the twelve months ended December 31, 2004, compared to $707,000 for the twelve months ended December 31, 2003. The reduction in cash used by operating activities for the twelve months ended December 31, 2004 was primarily attributable to a significant reduction in net loss and decreases in accounts receivable and inventory, partially offset by a decrease in accrued liabilities. The Company's efforts to substantially reduce costs and manage current assets and current liabilities continued to minimize cash used for operating activities. Net cash used in financing activities was $56,000 for the twelve months ended December 31, 2004, versus cash provided of $647,000 in the same period in 2003. During the twelve months ended December 31, 2004, the Company did not sell any shares of common or preferred stock. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

         The Company had working capital deficit of $84,000 as of December 31, 2004. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and private placements of the Company's securities; and bank borrowings. In July 2004, the Company sold its investment in International Bio-Immune Systems, Inc. for net proceeds of $505,000 cash. The Company is uncertain whether or not the combination of the cash received from the sale of International Bio-Immune Systems, Inc. stock and the benefits from sales of its products will be sufficient to assure its operations through December 31, 2005. The Company will continue to seek funding through the sale of common and preferred stock.

         As of December 31, 2004, the Company had net operating loss carry-forwards (NOLs) of approximately $48 million. These loss carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend for twenty years. The Company's ability to use net operating loss carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

         As of December 31, 2004, the Company had accounts payable of $752,000, a significant portion of which was over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has non- cancelable capital lease obligations and operating lease obligations that require the payment of approximately $194,000 in 2005, and $14,000 in 2006.

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

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 14% of total outstanding receivables as of December 31, 2004 and 40% as of December 31, 2003. The allowance for doubtful accounts has decreased from $470,000 at December 31, 2003 to $101,000 at December 31, 2004. The decrease in the allowance for doubtful accounts was the result of the collection of approximately $369,000 of receivables that were previously allowed as part of the allowance for doubtful accounts. The downturn in the economy worldwide has resulted in increased difficulty in collecting certain accounts. Certain international dealers have some aged unpaid invoices that have not been resolved. The Company has addressed its credit procedures and collection efforts and have instituted changes that require more payments at the time of sale through letters of credit and not on a credit term basis.

         The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. The majority of the receivables included in the allowance for doubtful accounts are a result of sales before the Company implemented the various changes to improve the collectibility of the Company's receivables. During the twelve months ended December 31, 2004, the Company had a net recovery of receivables previously allowed for of $369,000, and during the twelve months ended December 31, 2003, the Company added a net of $123,000 to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,418,000 at December 31, 2004 and $1,642,000 at December 31, 2003, or approximately 66% and 62% of total inventory, respectively. This inventory reserve was increased by $224,000 during the twelve months ended December 31, 2004 due to direct write-off of inventory against the reserve. Therefore, this decrease in the reserve did not impact costs of sales.. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

         At this time, the Company's Photon(TM) Laser Ocular Surgery Workstation requires regulatory FDA approval in order to be sold in the United States. Any possible future efforts to complete the clinical trials on the Photon(TM) in order to file for FDA approval would depend on the Company obtaining adequate funding. The Company estimates that the funds needed to complete the clinical trials in order to obtain the necessary regulatory approval on the Photon(TM) to be approximately $225,000.

Effect of Inflation and Foreign Currency Exchange

         The Company has not realized a reduction in the selling price of its products as a result of domestic inflation. Nor has it experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers. All sales transactions to date have been denominated in U.S. Dollars.

Impact of New Accounting Pronouncements

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an
Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN
46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

         In November 2004, the FASB issued SFAS 151 "Inventory Costs an amendment of ARB No. 43." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "[u]nder some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company's consolidated financial statements.

         In December 2004, FASB issued SFAS 153 "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company's consolidated financial statements.

         In  December  2004,  the FASB issued FASB  Statement  No. 123  (revised
2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b)
liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

         Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies that file as small business issuers, Statement 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company believes that the adoption of this pronouncement may have a material impact on the Company's financial statements.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Financial Statements
December 31, 2004 and 2003

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Index to Financial Statements

--------------------------------------------------------------------------------








                                                                          Page
                                                                          ----


Report of Chisholm, Bierwolf & Nilson                                     F-2


Report of Tanner LC                                                       F-3


Balance Sheet                                                             F-4


Statements of Operations                                                  F-5


Statements of Stockholders' Equity                                        F-6


Statements of Cash Flows                                                  F-7


Notes to Financial Statements                                             F-8



--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Paradigm Medical Industries, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Paradigm Medical Industries, Inc. (the Company) as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chisholm, Bierwolf & Nilson
Bountiful, Utah
April 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and stockholders of Paradigm Medical Industries, Inc.

We have audited the statements of operations, stockholders' equity, and cash flows of Paradigm Medical Industries, Inc. (the Company) for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and cash flows of Paradigm Medical Industries, Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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


Tanner LC
Salt Lake City, Utah
March 5, 2004

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                                   Balance Sheet

                                                               December 31, 2004
--------------------------------------------------------------------------------

              Assets
              ------

Current assets:
     Cash                                                     $         131,000
     Receivables, net                                                   657,000
     Inventories, net                                                   720,000
     Prepaid and other assets                                            65,000
                                                              ------------------

                  Total current assets                                1,573,000

Intangibles, net                                                        679,000
Property and equipment, net                                             109,000
                                                              ------------------

                  Total assets                                $       2,361,000
                                                              ------------------

--------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                         $         752,000
     Accrued liabilities                                                858,000
     Current portion of capital lease obligations                        47,000
                                                              ------------------

                  Total current liabilities                           1,657,000
                                                              ------------------

Capital lease obligations, net of current portion                        14,000
                                                              ------------------

Commitments and contingencies                                                 -

Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000
       shares authorized, 1,751,770 shares issued
       and outstanding (aggregate liquidation
       preference of $1,043,000)                                          2,000
     Common stock, $.001 par value, 80,000,000
       shares authorized, 25,627,764 shares issued
       and outstanding                                                   25,000
     Additional paid-in capital                                      57,470,000
     Accumulated deficit                                            (56,807,000)
                                                              ------------------

                  Total stockholders' equity                            690,000
                                                              ------------------

                  Total liabilities and stockholders' equity  $       2,361,000
                                                              ------------------

--------------------------------------------------------------------------------

See accompanying notes to financial statements.                              F-4


                                                                PARADIGM MEDICAL INDUSTRIES, INC.
                                                                         Statements of Operations

                                                                         Years Ended December 31,
-------------------------------------------------------------------------------------------------


                                                                    2004              2003
                                                               ----------------------------------
Sales                                                         $       3,062,000   $     3,059,000
Cost of sales                                                         1,217,000         2,086,000
                                                              -----------------------------------

         Gross profit                                                 1,845,000           973,000
                                                              -----------------------------------

Operating expenses:
     General and administrative                                        (874,000)       (2,446,000)
     Marketing and selling                                             (801,000)         (920,000)
      Research and development                                         (768,000)       (1,033,000)
      Impairment of assets                                                    -          (150,000)
      Gain on settlement of liabilities                                 206,000           436,000
                                                              -----------------------------------

         Total operating expenses                                    (2,237,000)       (4,113,000)
                                                              -----------------------------------

         Operating loss                                                (392,000)       (3,140,000)
                                                              -----------------------------------
Other income (expense):
     Interest income                                                          -             3,000
      Other expenses                                                    (27,000)                -
     Interest expense                                                   (22,000)          (24,000)
      Gain on sale of investment                                        505,000                 -
                                                              -----------------------------------

         Total other income (expense)                                   456,000           (21,000)
                                                              -----------------------------------

         Income (loss) before provision for income taxes                 64,000        (3,161,000)
Provision for income taxes                                                    -                 -
                                                              -----------------------------------

         Net income (loss)                                    $          64,000   $    (3,161,000)
                                                              -----------------------------------

Beneficial conversion feature on Series G preferred stock                     -          (217,000)
Series G preferred stock dividend due to registration rights            (54,000)                -
Deemed dividend from Series G preferred detachable
  warrants                                                                    -           (53,000)
                                                              -----------------------------------

Net income (loss) applicable to common shareholders           $          10,000   $    (3,431,000)
                                                              -----------------------------------
Earnings (loss) per common share - basic                      $               -   $         (0.14)
                                                              -----------------------------------
Earnings (loss) per common share - diluted                    $               -   $         (0.14)
                                                              -----------------------------------
Weighted average common shares - basic                               25,405,000        24,058,000
                                                              -----------------------------------
Weighted average common shares - diluted                             27,669,000        24,058,000
                                                              -----------------------------------


-------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.                                               F-5



                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                      Statements of Stockholders' Equity

                                                                                  Years Ended December 31, 2004 and 2003
------------------------------------------------------------------------------------------------------------------------

                                        Preferred                          Additional      Stock
                                          Stock      Common                  Paid-In     Subscription       Accumulated
                                       (See Note 8)  Shares     Amount      Capital      Receivable           Deficit
                                        --------------------------------------------------------------------------------

Balance at January 1, 2003              $     -    21,954,238  $ 22,000   $ 56,775,000   $ (294,000)       $ (53,656,000)

Conversion of preferred stock                 -       115,998         -              -            -                    -

Issuance of common stock for:
  Cash                                        -     1,658,032     2,000        428,000            -                    -
  Settlement of litigation                    -     1,562,000     1,000        258,000            -                    -
  Commission on sale on sale of common
     stock                                    -        82,526         -              -            -                    -

Issuance of stock options and warrants
  for Services                                -             -         -         35,000            -                    -

Issuance of Series G preferred stock
  for:
     Cash                                 2,000             -         -        268,000            -                    -

Write off of subscription receivable          -             -         -       (294,000)     294,000                    -

Net loss                                      -             -         -              -            -           (3,161,000)
                                        --------------------------------------------------------------------------------

Balance at December 31, 2003              2,000    25,372,794    25,000    57,470,0000            -          (56,817,000)

Conversion of preferred stock                 -       255,000         -              -            -                    -

Series G preferred stock dividend due
  to registration rights                      -             -         -              -            -              (54,000)

Net income                                    -             -         -              -            -               64,000
                                        --------------------------------------------------------------------------------

Balance at December 31, 2004            $ 2,000    25,627,764  $ 25,000   $ 57,470,000   $        -        $ (56,807,000)
                                        --------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.                                                                      F-6

                                                                          PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                   Statements of Cash Flows

                                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------


                                                                              2004               2003
                                                                        -----------------------------------
Cash flows from operating activities:
     Net income (loss)                                                  $         64,000    $    (3,161,000)
     Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
         Depreciation and amortization                                           137,000            319,000

         Issuance of stock option/warrant for services                                 -             35,000
         Common stock issued for settlement of litigation                              -            259,000
         Provision for losses on receivables                                    (369,000)           123,000
         Provision for losses on inventory                                      (224,000)           403,000

               Gain on sale of investment                                       (505,000)                 -

Impairment of Intangibles and investments                                                           150,000
(Gain) loss on settlement of liabilities                                        (206,000)          (436,000)
         (Gain) loss on disposal of assets                                        13,000                  -
         (Increase) decrease in:
              Receivables                                                        420,000            113,000
              Inventories                                                        507,000          1,243,000

              Prepaid and other assets                                            76,000            (44,000)
         Increase (decrease) in:
              Accounts payable                                                    42,000             53,000
              Accrued liabilities                                               (432,000)           236,000
                                                                        -----------------------------------

                  Net cash used in
                  operating activities                                          (477,000)          (707,000)
                                                                        -----------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                                -             (2,000)
     Cash proceeds from sales of investment                                      532,000                  -
                                                                        -----------------------------------

                  Net cash provided by (used in)
                  investing activities                                           532,000             (2,000)
                                                                        -----------------------------------

Cash flows from financing activities:
     Proceeds from issuance of Series G preferred stock                                -            270,000
     Principal payments on notes payable and long-term debt                      (56,000)           (53,000)
     Proceeds from exercise of common stock warrants and options                       -            430,000
                                                                        -----------------------------------
                  Net cash (used in) provided by
                  financing activities                                           (56,000)           647,000

                                                                        -----------------------------------

Net change in cash                                                                (1,000)           (62,000)

Cash, beginning of year                                                          132,000            194,000
                                                                        -----------------------------------

Cash, end of year                                                       $        131,000    $       132,000
                                                                        -----------------------------------


-----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.                                                         F-7

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements

                                                      December 31, 2004 and 2003
--------------------------------------------------------------------------------

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

                        Accounts Receivable
                        Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables, and changes in payment histories. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

                        A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date. Interest is not charge on trade receivables that are past due.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Organization       Property and Equipment
     and Significant    Property  and  equipment  are  recorded  at  cost,  less
     Accounting         accumulated  depreciation.  Depreciation on property and
     Policies           equipment is determined using the  straight-line  method
     Continued          over the  estimated  useful lives of the assets or terms
                        of the lease.  Expenditures  for maintenance and repairs
                        are  expensed   when   incurred  and   betterments   are
                        capitalized. Gains and losses on sale of property and equipment are reflected in operations.

                        Intangible Assets
                        As of December 31, 2004, intangible assets consisted of goodwill related to the purchase of Ocular Blood Flow, Ltd., product rights, capitalized payments to manufacturers for engineering and design services and patent costs. The company performed an impairment test on all intangible assets at December 31, 2004. As a result it was not necessary to incur any impairment expense of intangible assets.

                        Intangible assets determined to have indefinite useful lives are not amortized. The Company tests such intangible assets with indefinite useful lives for impairment annually or more frequently if events or circumstances indicate that an asset might be impaired. Intangible assets determined to have definite lives are amortized on a straight-line basis over their useful lives. Product rights, capitalized engineering, and patents were fully amortized as of December 31, 2004. The Company reviews such intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations.

                        Goodwill is not amortized. The Company performs tests for impairment of goodwill annually or more frequently if events or circumstances indicate it might be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill.

                        Impairment assessments are performed using a variety of methodologies, including cash flow analysis and estimates of sales proceeds. Where applicable, an appropriate discount rate is used, based on the Company's cost of capital rate or location-specific economic factors.


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

                        Stock options and warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123, which requires expense recognition based on the fair value of the options/warrants granted. The Company calculates the fair value of options and warrants granted by use of the Black-Scholes pricing model.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



1.   Organization       Stock - Based Compensation - Continued
     and Significant    123,  "Accounting  for  Stock-Based   Compensation,"  to
     Accounting         stock-based employee compensation.
     Policies
     Continued
                                                    Years Ended December 31,
                                             --------------------------------
                                                   2004           2003
                                             --------------------------------

Net income (loss) applicable to common
shareholders- as reported                      $      10,000  $  (3,431,000)

Deduct:  total stock-based employee
compen-sation determined under fair value
based method for all awards, net of related         (362,000)      (595,000)
tax effects
                                             --------------------------------

Net loss applicable to common shareholders -
pro forma                                      $    (352,000) $  (4,026,000)
                                             --------------------------------

Earnings per share:
     Basic and diluted - as reported           $           -  $        (.14)
                                             --------------------------------
     Basic and diluted - pro forma             $        (.01) $        (.17)
                                             --------------------------------

                        The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                  December 31,
                                     ----------------------------------------
                                             2004                2003
                                     ----------------------------------------

    Expected dividend yield            $                 - $               -
    Expected stock price
      Volatility                               112% - 173%         110%-117%
    Risk-free interest rate                             4%                4%
    Expected life of options                     2-7 years         2-7 years


                        The weighted average fair value of options granted during 2004 and 2003 are $0.09 and $0.16, respectively.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Organization       Earnings Per Share- Continued
     and                The computation of diluted  earnings per common share is
     Significant        based  on  the   weighted   average   number  of  shares
     Accounting         outstanding  during  the  year  plus  the  common  stock
     Policies           equivalents,  which would arise from the  conversion  of
     Continued          preferred stock to common stock and from the exercise of
                        stock  options  and  warrants   outstanding   using  the
                        treasury stock method and the average market price per share during the year. Options and warrants to purchase
                        6,036,469 shares of common stock at prices ranging from $0.16 to $12.98 per share were outstanding at December
                        31, 2003, but were not included in the diluted earnings per share calculation for 2003 because the effect would have been antidilutive.

                        The following table is a reconciliation of basic and diluted weighted average shares for the years ended December 31, 2004 and 2003.

                                                    Years Ended December 31,
                                             --------------------------------
                                                      2004           2003
                                             --------------------------------

Basic weighted average shares outstanding          25,405,000     24,058,000

Common stock equivalent-convertible
preferred stock                                     2,047,000        -


Diluted effect of stock options and warrants          217,000        -
                                             --------------------------------


Diluted weighted average shares outstanding        27,669,000     24,058,000
                                             --------------------------------

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



1.   Organization       Research and Development
     and                Costs   incurred  in   connection   with   research  and
     Significant        development  activities are expensed as incurred.  These
     Accounting         costs  consist of direct and indirect  costs  associated
     Policies           with  specific  projects as well as fees paid to various
     Continued          entities that perform certain  research on behalf of the
                        Company.

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

                        During the years ended December 31, 2004 and 2003, no single customer represented more than 10 percent of total net sales.

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

                        Reclassifications
                        Certain amounts in the 2003 financial statements have been reclassified to conform to the presentation of the current year financial statements.

                        Series G Preferred Stock Dividends

                        Under the terms of the private offering of Series G preferred shares, the Company is required to file a registration statement with the Securities and Exchange Commission to register the common shares issuable to the Series G preferred stockholders upon conversion of their Series G preferred shares and exercise of their warrants. If the registration statement has not been declared effective within 120 days of the initial closing of such offering on August 29, 2003, there is a penalty of 2% per month payable to the Series G preferred. Stockholders in common shares (or 39,631 common shares per month) until the registration statement is declared effective. As of December 31, 2004, the Company had recorded a liability of $54,000 related to the 356,682 common shares to be issued to the Series G preferred stockholders because a registration


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



1.  Organization        Series G Preferred Stock Dividends - Continued
    and                 statement  had not been  declared  effective  as of that
    Significant         date.
    Accounting
    Policies
    Continued

2.   Going              The accompanying financial statements have been prepared
     Concern            on  a  going  concern  basis,   which  contemplates  the
                        realization   of   assets   and  the   satisfaction   of
                        liabilities   in  the   normal   course   of   business.
                        Historically,  the  Company  has  not  demonstrated  the
                        ability   to   generate   sufficient   cash  flows  from
                        operations  to  satisfy  its   liabilities  and  sustain
                        operations, and the Company has incurred significant losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                        The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and/or obtain additional financing as may be required. The Company is actively seeking to obtain additional capital and financing.

                        In addition, the Company has taken significant steps to reduce costs and increase operating efficiencies, including the consolidation of several manufacturing, accounting and management responsibilities. Such consolidation resulted in significant headcount reductions as well as savings in other overhead costs. The Company has also significantly reduced the use of consultants, which has resulted in a large decrease in expenses, and reduced the direct sales force from six to five representatives, which has resulted in less payroll, travel and other selling expenses. Although these cost savings have significantly reduced the Company's losses and ongoing cash flow needs, if the Company is unable to obtain equity or debt financing, it may be unable to continue development of its products and may be required to substantially curtail or cease operations.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


3.   Detail of          Receivables
     Certain              Trade receivables                       $     758,000
     Balance              Allowance for doubtful accounts              (101,000)
     Sheet                                                        -------------
     Accounts
                                                                  $     657,000
                                                                  -------------

                        Inventories
                          Finished goods                          $     648,000
                          Raw materials                               1,490,000
                          Reserve for obsolescence                   (1,418,000)
                                                                  -------------

                                                                  $     720,000
                                                                  -------------

                        Accrued liabilities:
                          Consulting and litigation reserve       $     492,000
                          Payroll and employment benefits                84,000
                          Sales tax payable                              42,000
                          Customer deposits                              10,000
                          Accrued royalties                              13,000
                          Deferred revenue                                7,000
                          Warranty and return allowance                 149,000
                          Other accrued expenses                         61,000
                                                                  -------------

                                                                  $     858,000
                                                                  -------------


4.   Intangible         Intangible  assets  consist of the following at December
     Assets             31, 2004:

                        Goodwill, net of accumulated
                        amortization of $120,000                  $     679,000
                                                                  -------------
                        Other intangible assets:
                           Product and technology rights                769,000
                           Engineering and design costs                 482,000
                           Patents                                       92,000
                                                                  -------------

                                                                      1,343,000
                        Accumulated amortization                     (1,343,000)
                                                                  -------------
                        Total other intangible asstes                         -
                                                                  -------------
                        Net intangible assets                     $     679,000
                                                                  -------------



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



4.   Intangible         Amortization  expense for the years ended  December  31,
     Assets             2004 and 2003 was $3,000 and $79,000, respectively.
     Continued
                        During the year ended  December  31,  2003,  the Company
                        evaluated  the  carrying  value of its  unissued  patent
                        costs   and   product   and   technology    rights   for
                        recoverability. This analysis, based on the estimated future cash flows associated with such assets, resulted in an impairment expense of $81,000 related to patents and product and technology rights.

5.   Property and       Property and equipment consists of the following:
     Equipment


                        Office equipment                          $     750,000
                        Computer equipment                              658,000
                        Furniture and fixtures                          252,000
                        Leasehold improvements                          166,000
                                                                  -------------
                                                                      1,826,000

                        Accumulated depreciation
                           and amortization                          (1,717,000)
                                                                  -------------

                                                                  $     109,000
                                                                  -------------

6.   Lease              During the years ended  December 31, 2004 and 2003,  the
     Obligations        Company leased certain  equipment  under  noncancellable
                        capital leases. These leases provide the Company the option to purchase the leased assets at the end of the initial lease term. Assets under capital leases included in fixed assets and are as follows:

                        Computer and other equipment              $     291,000

                        Less accumulated amortization                  (212,000)
                                                                  -------------

                                                                  $      79,000
                                                                  -------------

                        Amortization expense on assets under capital leases during the years ended December 31, 2004 and 2003 was $39,000 and $56,000, respectively.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



6.   Lease              Capital lease obligations have imputed interest rates of
     Obligations        approximately  7% to 22%.  The  leases  are  secured  by
     Continued          equipment.  Future minimum payments on the capital lease
                        obligations are as follows:

                         2005                                     $      54,000
                         2006                                            14,000
                                                                  --------------

                                                                         68,000

                        Less amount representing interest                (7,200)
                                                                  -------------

                        Present value of future minimum
                           lease payments                                61,000

                        Less current portion                            (47,000)
                                                                  -------------

                        Long-term portion                         $      14,000
                                                                  -------------

                        The Company leases office and warehouse space under an operating lease agreement. Future minimum rental payments under the noncancellable operating lease as of December 31, 2004 are approximately as follows:

                            Year Ending December 31,                 Amount
                            ------------------------                 ------

                                   2005                           $     140,000
                                                                  -------------

                         Total future minimum rental payments     $     140,000
                                                                  -------------

                        Rent expense related to noncancelable operating leases was approximately $137,000 and $159,000 for the years ended December 31, 2004 and 2003, respectively.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


7.   Income             The provision for income taxes is different than amounts
     Taxes              which  would  be  provided  by  applying  the  statutory
                        federal income tax rate to loss before provision for income taxes for the following reasons:

                                                    Years Ended
                                                   December 31,
                                        ------------------------------------
                                              2004              2003
                                        ------------------------------------

Income tax (provision) benefit at
  statutory rate                        $        (24,000)  $      1,170,000
Expiration of research and
  development tax credit
  carryforwards                                        -                  -
Meals and entertainment                           (3,000)            (7,000)
Other                                                  -              2,000
Change in valuation allowance                     27,000         (1,165,000)
                                        ------------------------------------

                                        $              -   $              -
                                        ------------------------------------

                        Deferred tax assets (liabilities) are comprised of the following:

Net operating loss carryforward                            $     16,984,000
Depreciation, amortization, and impairment                          853,000
Allowance and reserves                                              828,000
Research and development tax credit
  carryforwards                                                      56,000
                                                           -----------------

                                                                 18,721,000

Valuation allowance                                             (18,721,000)
                                                           -----------------

                                                           $              -
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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


7.   Income             At December 31, 2004, the Company had net operating loss
     Taxes              carryforwards of approximately  $48 million and research
     Continued          and    development   tax   credit    carryforwards    of
                        approximately $56,000. These carryforwards are available to offset future taxable income and expire in 2004 through 2021. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.

8.   Capital            The Company has  established a series of preferred stock
     Stock              with a total of  5,000,000  authorized  shares and a par
                        value of $.001, and one series of common stock with a par value of $.001 and a total of 80,000,000 authorized shares.

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

                        2. Upon the liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $1.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Total liquidation preference at December 31, 2004 was $6,000.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



8.   Capital            Series A Preferred Stock - Continued
     Stock              5.   The Company  may, at its option,  redeem all of the
     Continued               then  outstanding  shares of the Series A Preferred
                             Stock at a price of $4.50 per share, plus accrued and unpaid dividends related to the fiscal year in which such redemption occurs.

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

                        2. Upon the liquidation of the Company, the holders of the Series B Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $4.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Such right, however, is subordinate to the rights of the holders of Series A Preferred Stock to receive a distribution of $1.00 per share plus accrued and unpaid dividends. Total liquidation preference at December 31, 2004 was $36,000.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------




8.   Capital            Series C Preferred Stock
     Stock              In January 1998, the Company  authorized the issuance of
     Continued          a total of 30,000  shares of Series C  Preferred  Stock,
                        $.001 par value, $100 stated value. As of December 31, 2004 there were no Series C Preferred Stock issued and outstanding. The Series C Preferred Stock have the following rights and privileges:

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

                        2. Upon the liquidation of the Company, the holders of the Series D Preferred Stock are entitled to receive


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------




8.   Capital            Series D Preferred Stock - Continued
     Stock              an amount  per  share  equal to the  greater  of (a) the
     Continued          amount they would have  received had they  converted the
                        shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or
                        (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2004 was $9,000.

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

                        Series E Preferred Stock
                        In May 2001, the Company authorized the issuance of a total of 50,000 shares of Series E Preferred Stock $.001 par value, $100 stated value. The Series E Preferred Stock has the following rights and privileges:

                        1. The holders of the shares are entitled to dividends at the rate of 8% per share per annum of the aggregate stated value. The dividends are non-cumulative and, therefore, deficiencies in dividend payments from one year are not carried forward to the next year.

                        2. Upon the liquidation of the Company, the holders of the Series E Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



8.   Capital            Series E Preferred Stock - Continued
     Stock              dividends;   or  (b)  the  stated   value,   subject  to
     Continued          adjustment. Total liquidation preference at December 31,
                        2004 was $100,000.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



8.   Capital            Series F Preferred Stock - Continued
     Stock              2.  Upon the liquidation of the Company,  the holders of
     Continued              the Series F Preferred Stock are entitled to receive
                            an amount per share  equal to the greater of (a) the
                            amount they would have  received had they  converted
                            the shares into Common  Stock  immediately  prior to
                            such   liquidation  plus  all  declared  but  unpaid
                            dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December
                            31, 2004 was $245,000.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



8.   Capital
     Stock              Series G Preferred Stock - Continued
     Continued          2.  Upon the liquidation of the Company,  the holders of
                            the Series G Preferred Stock are entitled to receive
                            an amount per share  equal to the greater of (a) the
                            amount they would have  received had they  converted
                            the shares into Common  Stock  immediately  prior to
                            such   liquidation  plus  all  declared  but  unpaid
                            dividends; or (b) the stated value of $.25 per share
                            plus   declared   but   unpaid   dividends.    Total
                            liquidation preference at December 31, 2004 was $432,000.

                        3. Each share is convertible, at the option of the holder at any time until August 1, 2005, into 1 share of common stock at an initial conversion price, subject to adjustment for dividends, equal to one share of common stock for each share of Series G Preferred Stock. The Series G Preferred Stock shall be converted into common stock subject to adjustment
                            (a) on August 1, 2005 or (b) upon 30 days written notice by the Company to the holders of the shares, at any time after (i) the 30-day anniversary of the registration statement on which the shares of common stock issuable upon conversion of the Series G Preferred Stock were registered and (ii) the average closing price of the common stock for the 15-day period immediately prior to the date in which notice of redemption is given by the Company to the holders of the Series G Preferred Stock is at least $.50 per share. In 2003, the Company recorded a beneficial conversion feature of $217,000 related to the differences in the conversion price of the preferred stock to common stock.

                        4.  The holders of the shares have no voting rights.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



8.   Capital            The following table summarizes  preferred stock activity
     Stock              during the years ended December 31, 2004 and 2003:
     Continued

------------------------------------------------------------------------------------------------------------------------------------
                 Series A         Series B         Series C        Series D        Series E        Series F             Series G
              Shares  Amount  Shares  Amount   Shares  Amount  Shares   Amount  Shares  Amount  Shares   Amount     Shares    Amount
Balance at
 January 1,
 2003          5,627  $     -  8,986  $      -       -   $ -     5,000 $     -   1,500  $     -     6,272 $      -         - $     -

Issuance of
 Series G
 preferred
 stock for
 cash              -        -      -         -       -     -         -       -       -        -         -        - 1,764,706 $ 2,000
Issuance of
 Series G
 preferred
 stock for
 commissions       -        -      -         -       -     -         -       -       -        -         -        -   216,854 $     -
Conversion of
 preferred
 stock             -        -      -         -       -     -         -       -    (500)       -    (1,675)       -         -       -
             -----------------------------------------------------------------------------------------------------------------------
Balance at
 December
 31, 2003      5,627        -  8,986         -       -     -     5,000       -   1,000        -     4,597        - 1,981,560   2,000

Issuance of
 Series G
 preferred
 stock for
 cash              -        -      -         -       -     -         -       -       -        -         -        -         -       -

Conversion
 of
 preferred
 stock             -        -      -         -       -     -         -       -       -        -         -        -  (255,000)      -
             -----------------------------------------------------------------------------------------------------------------------

Balance at
 December
 31, 2004      5,627  $     -  8,986  $      -       -   $ -     5,000 $     -   1,000 $      -     4,597 $      - 1,726,560 $ 2,000
             -----------------------------------------------------------------------------------------------------------------------

Authorized   500,000         500,000            30,000       1,140,000          50,000             50,000          2,000,000
             -----------------------------------------------------------------------------------------------------------------------

Liquidation
 preference           $ 6,000         $ 36,000           $ -           $ 9,000         $ 100,000          $245,000          $432,000
             -----------------------------------------------------------------------------------------------------------------------



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

                        The Company granted the following options and warrants during the year ended December 31, 2004:

                            o Options to officers and the board of directors to purchase 1,775,000 shares of common stock at an exercise price ranging from $0.10 to $0.14.

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



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



9.   Stock Option       A schedule of the options and warrants is as follows:
     Plan and
     Warrants
     Continued



                                         Number of                 Exercise
                              --------------------------------     Price Per
                                  Options          Warrants          Share
                              --------------------------------------------------

Outstanding at
   January 1, 2003                2,486,535         2,565,022 $    2.00 - 12.98
     Granted                      2,150,000         1,404,986       0.16 - 0.25
     Exercised                            -                 -                 -

     Expired                              -        (1,162,025)      5.06 - 8.12
     Forfeited                   (1,008,079)                -       0.21 - 6.00
                              --------------------------------------------------
Outstanding at
  December 31, 2003               3,628,456         2,807,983
     Granted                      1,775,000                 -       0.10 - 0.14

     Exercised                            -                 -                 -

     Expired                       (187,500)         (161,019)      2.38 - 4.00
     Forfeited                   (1,369,750)         (200,000)      0.16 - 5.00
                              --------------------------------------------------
Outstanding at
  December 31, 2004               3,846,206         2,446,964 $    0.10 - 12.98
                              --------------------------------------------------

                        The following table summarizes information about stock options and warrants outstanding at December 31, 2004:

                             Outstanding                       Exercisable
                 ------------------------------------   -----------------------
                               Weighted
                                Average
                               Remaining  Weighted                  Weighted
    Range of                  Contractual  Average                   Average
    Exercise        Number       Life      Exercise       Number     Exercise
     Prices      Outstanding    (Years)     Price       Exercisable   Price
-----------------------------------------------------   -----------------------

  $  0.16 - 0.75    3,724,986        2.76 $     0.20      2,236,653  $    0.34
     2.00 - 5.00    2,267,301        2.27       3.62      2,350,676       3.73
     6.00 - 8.13      275,000        1.00       3.27        275,000       6.55
           12.98       25,883         N/A      12.98         25,883      12.98
-----------------------------------------------------   -----------------------

  $ 0.16 - 12.98    6,293,170        2.50 $     1.63      4,888,212  $    2.39
-----------------------------------------------------   -----------------------

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



10.  Sale of            In  July  2004,  the  Company  sold  its  investment  in
     Investment         International Bioimmune Systems, Inc. (IBS) for $532,000
                        cash.   Because,   for  book  purposes,   the  Company's
                        investment in IBS had previously been reduced to $0, the net sales price was recorded as a gain as follows.

                               Sale of IBS stock                       $532,000
                               Less commissions                          27,000
                                                                       --------
                               Net gain                                $505,000
                                                                       --------

11.  Gain on            Due to the  Company's  ongoing  cash flow  difficulties,
     Settlement of      during  2003 and 2004 most  vendors and  suppliers  were
     Liabilities        contacted with attempts to negotiate reduce payments and
                        settlements  of  settlements  of  outstanding   accounts
                        payable and accrued expenses. While some vendors refused to negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount. The accounts payable forgiven by vendors and suppliers and accrued expenses settled resulted in a gain of $206,000 and $436,000 in 2004 and 2003, respectively.

12.  Related Party      A law  firm,  of  which  the  chairman  of the  board of
     Transactions       directors of the Company is a shareholder,  has rendered
                        legal services to the Company. The Company paid this firm $100,000 and $97,000, for the years ended December
                        31,  2004 and 2003,  respectively.  As of  December  31,
                        2004, the Company owed this firm $197,000, which is included in accounts payable.

                        During the year ended December 31, 2004, the Company increased accrued liabilities and increased accumulated deficit for $54,000 for accrued preferred stock dividends related to registration rights on the Series G preferred stock.

13.  Supplemental       During the year ended December 31, 2003, the Company:
     Cash Flow
     Information            o      Granted   200,000   warrants  for  consulting
                                   services, which is recorded as an increase to
                                   general   and   administrative   expense  and
                                   additional paid-in capital of $35,000.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


13.  Supplemental           o      Incurred  an  obligation   of   approximately
     Cash Flow                     $46,000   for  the   settlement   of  accrued
     Information                   liabilities  of  approximately   $83,000  and
     Continued                     recorded a corresponding gain of $37,000.

                            o      Reduced    subscription     receivable    and
                                   additional paid-in capital for $294,000.

                        Actual amounts paid for interest and income taxes are as follows:

                                                    Years Ended
                                                    December 31,
                                         -----------------------------------
                                               2004             2003
                                         -----------------------------------

Interest                                 $         22,000 $          24,000
                                         -----------------------------------

Income taxes                             $              - $               -
                                         -----------------------------------


14. Export Sales        Total sales  include  export  sales by major  geographic
                        area as follows:

                                                    Years Ended
                                                    December 31,
                                         -----------------------------------
                         Geographic Area       2004              2003
                         --------------- -----------------------------------

                         Far East        $         529,000 $        272,000
                         South America              50,000            9,000
                         Middle East               233,000          228,000
                         Europe                    684,000          363,000
                         Canada                     68,000           62,000
                         Mexico                          -            9,000
                         Africa                      9,000                -
                                         -----------------------------------

                                         $       1,573,000 $        943,000
                                         -----------------------------------



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



15.  Savings Plan       In  November  1996,  the  Company  established  a 401(k)
                        Retirement Savings Plan for the Company's officers and employees. The Plan provisions include eligibility after six months of service, a three year vesting provision and matching contributions at the Company's discretion.
                        During the years ended December 31, 2004 and 2003, the Company contributed approximately zero and $1,000 to the Plan, respectively.

16.  Commitments and    Consulting Agreements
     Contingencies      On April 3, 2003, the Company  entered into a consulting
                        agreement with Kinexsys Corporation ("Kinexsys").  Under
                        the terms of the agreement,  Kinexsys through its Senior
                        Partner,  Timothy R.  Forstrom,  is to prepare a capital
                        markets   plan   and   a   corporate   positioning   and
                        communications plan for the Company,  for which Kinexsys
                        is to receive  warrants to purchase up to 200,000 shares
                        of the  Company's  common stock at an exercise  price of
                        $.16 per share. The capital markets plan is to include a
                        detailed   analysis  of  the  Company's  capital  market
                        structure  in  relation  to  current  investors,  market
                        trends   and    projected    equity    movements,    and
                        recommendations on capital management strategies. The corporate positioning and communications plan is to include a corporate positioning matrix for markets, analysts, customers and partners, and a communications plan. The agreement is for a one-year term but may be renewed at the option of both parties. The Agreement expired on April 3, 2004.

                        During the year ended December 31, 1999 the Company entered a consulting agreement with a former officer of the Company, which expired in 2004 and requires annual payments of $25,000 through 2003 and a payment of $12,500 in 2004.

                        During the year ended December 31, 2000, in connection with the acquisition of OBF, the Company entered a consulting agreement with the former owner of OBF, which required monthly payments of $6,000 through June 2003. As of December 31, 2003, this agreement was settled in conjunction with the royalty agreement for the Blood Flow Analyzer (see Royalty Agreements in Note 14).



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Commitments and    Litigation
     Contingencies      An action was brought  against the Company in March 2000
     Continued          by  George  Wiseman,  a former  employee,  in the  Third
                        District  Court of Salt Lake County,  State of Utah. The
                        complaint  alleges  that the  Company  owes Mr.  Wiseman
                        6,370 shares of its common stock plus costs,  attorney's
                        fees  and a wage  penalty  (equal  to  1,960  additional
                        shares of its common  stock)  pursuant to Utah law.  The
                        action  is  based  upon  an   extension   of  a  written
                        employment agreement. The Company disputes the amount allegedly owed and intends to vigorously defend against the action.

                        An action was brought against the Company on September 11, 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum, M.D. in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum under a license agreement dated July 7, 1993, with respect to the sale of certain equipment, plus costs and attorneys' fees. Certain discovery has taken place and the Company has paid royalties of $16,000, which the Company believes brings all payments current as of the date of last payment on January 7, 2005. The Company has been working with PhotoMed and Dr. Eichenbaum to ensure that the calculations have been correctly made on the royalties paid as well as the proper method of calculation for the future.

                        It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. An issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one Photon(TM) laser system has been sold and no systems returned. However, if the parties are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend their complaint to request termination of the license agreement and, if successful, the Company would lose its right to manufacture and sell the Photon(TM) laser system.

                        On May 14, 2003, a complaint was filed in the United States District Court, District of Utah, captioned Richard Meyer, individually and on behalf of all others similarly suited v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00448TC. The complaint also indicates that it is a "Class Action Complaint for Violations of Federal


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



16.  Commitments and    Litigation - Continued
     Contingencies      Securities Law and  Plaintiffs  Demand a Trial by Jury."
     Continued          The Company  has  retained  legal  counsel to review the
                        complaint,  which appears to be focused on alleged false
                        and misleading  statements  pertaining to the Blood Flow
                        Analyzer(TM)   and  concerning  a  purchase  order  from
                        Valdespino Associates Enterprises and Westland Financial
                        Corporation.

                        More specifically, the complaint alleges that the Company falsely stated in its Securities and Exchange Commission filings and press releases that it had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical 16. Commitments and Association for reimbursement to doctors in connection with the Blood Flow Contingencies Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors Continued of $57.00 per patient for use of the Blood Flow Analyzer(TM). According to the complaint, the CPT code was critical. Without a reimbursement code, physicians would not purchase the Blood Flow Analyzer(TM) because they could not receive compensation for performance of medical procedures using the medical device. The complaint further contends that the Company never received the CPT code from the American Medical Association at any time. Nevertheless, it is alleged that the Company continued to misrepresent in its SEC filings and press releases that it had received the CPT code. It is also alleged that the Company has never made a full, corrective disclosure with respect to this alleged misstatement.

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



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



16.  Commitments and    Litigation - Continued
     Contingencies      The Company  disputes having issued false and misleading
     Continued          statements  concerning  the Blood Flow  AnalyzerTM and a
                        purchase order from Westland  Financial  Corporation and
                        Valdespino  Associates  Enterprises.  On April 25, 2001,
                        the Company  issued a press  release  that stated it had
                        received   authorization   to   use   common   procedure
                        terminology  or CPT code number 92120 for the Blood Flow
                        AnalyzerTM. This press release was based on a letter the
                        Company  received  from the CPT  Editorial  Research and
                        Development   Department   of   the   American   Medical
                        Association  stating  that CPT code number 92120 was the
                        appropriate  common  procedure  terminology  or CPT code
                        number  for  doctors  to  use  when  reporting   certain
                        procedures performed with the Blood Flow AnalyzerTM.

                        Currently, there is reimbursement by insurance payors to doctors using the Blood Flow Analyzer(TM) in 22 states and partial reimbursement in four other states. The amount of reimbursement to doctors using the Blood Flow Analyzer(TM) generally ranges from $56.00 to $76.00 per patient, depending upon the insurance payor. Insurance payors providing reimbursement for the Blood Flow Analyzer(TM) have the discretion to increase or reduce the amount of reimbursement. The Company is endeavoring to obtain reimbursement by insurance payors in other states where there is currently no reimbursement being made. The Company believes it has continued to correctly represent in its Securities and Exchange Commission filings that the CPT Editorial Research and Development Department of the American Medical Association has informed the Company that CPT code number 92120 is the appropriate code for doctors to use when reporting certain procedures performed with the Blood Flow Analyzer(TM).

                        On July 11, 2002, the Company issued a press release that stated it received a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation for 200 complete sets of the Company's entire product portfolio of diagnostic and surgical equipment for Mexican ophthalmic practitioners, to be followed by a second order of 100 sets of equipment. The press release was based on a purchase order dated July 10, 2002 that the Company entered into with Westland Financial Corporation for the sale of 200 complete sets of the Company's surgical and diagnostic equipment to Mexican ophthalmic practitioners. The press release also stated that the initial order was for $70 million of the


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Commitments and    Litigation - Continued
     Contingencies      Company's  equipment to be filled over a two-year period
     Continued          followed by the second order of $35 million in equipment
                        to be  completed  in the third year.  The press  release
                        further  stated that delivery would be made in traunches
                        of  25  complete  sets  of  the   Company's   equipment,
                        beginning in 30 days from the date of the purchase order.

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

                        On June 2, 2003, a complaint was filed in the United States District Court, captioned Michael Marrone v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00513 PGC. On July 11, 2003, a complaint was filed in the same United States District Court, captioned Lidia Milian v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00617PGC. Both complaints seek class action status. These cases are substantially similar in nature to the Meyer case, including the contention that as a result of allegedly false statements regarding the Blood Flow AnalyzerTM and the purchase order from Westland Financial Corporation and Valdespino Associates Enterprises, the price of the Company's common stock was artificially inflated and the persons who purchased the Company's common shares during the class period suffered substantial damages. In a press release dated July 11, 2003, captioned "Milberg


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Commitments and    Litigation - Continued
     Contingencies      Weiss  announces  the  filing  of a  class  action  suit
     Continued          against Paradigm Medical  Industries,  Inc. on behalf of
                        investors,"  the law firm of Milberg Weiss Bershad Hynen
                        &  Levach  LLP,  which  represents   purchasers  of  the
                        Company's  securities  in the class action suit filed on
                        July  11,   2003,   stated  that  the  Company   alleged
                        misrepresentations  caused the market price of the stock
                        to be artificially  inflated during the class period. As
                        a result, it is alleged that investors suffered millions
                        of  dollars  in  damages  from  the  Company's   alleged
                        misstatements.

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



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Commitments and    Litigation - Continued
     Contingencies      The  Company  has  paid  $30,000  to  U.S.  Fire  toward
     Continued          satisfaction   of  the   $250,000   retention   that  is
                        applicable to the  consolidated  cases.  The Company has
                        advised  U.S.  Fire  that it  cannot  pay  the  $250,000
                        retention due to its current financial circumstances. As
                        a consequence,  on January 8, 2004, the Company  entered
                        into a non-waiver agreement with U.S. Fire in which U.S.
                        Fire agreed to fund and advance the Company's  retention
                        obligation  in  consideration  for which the Company has
                        agreed to reimburse U.S. Fire the sum of $5,000 a month,
                        for a  period  of six  months,  with  the  first of such
                        payments   due  on  February   15,   2004.   Thereafter,
                        commencing on August 15, 2004,  the Company is currently
                        required to reimburse  U.S.  Fire the sum of $10,000 per
                        month  until  the  entire  amount of  $250,000  has been
                        reimbursed to U.S.  Fire.  The Company has made payments
                        to U.S. Fire in the aggregate amount of $30,000 of which
                        its last  payment  of $10,000  was made on  October  11,
                        2004.   These  payments  were  for  the  $5,000  monthly
                        payments due during the six month  period from  February
                        15 to July 15, 2004, leaving a remaining retention obligation to U.S. Fire of $220,000.

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

                        The Company will be in default under the non-waiver agreement if it fails to make any payment due to U.S. Fire thereunder when such payment is due, or institute proceedings to be adjudicated as bankrupt or insolvent. U.S. Fire's obligation to advance defense costs under the agreement will terminate in the event that the $5,000,000 policy limit of liability is exhausted. If



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



16.  Commitments and    Litigation - Continued
     Contingencies      U.S.  Fire denies  coverage for the  consolidated  cases
     Continued          under the policy and the  Company is not  successful  in
                        defending  and  protecting  its  interests in the cases,
                        resulting   in  a  judgment   against  the  Company  for
                        substantial damages, the Company would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.

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

                        The complaint also claims that 491,250 of the shares to be issued to Innovative in the asset purchase transaction were not issued on a timely basis and the Company also did not file a registration statement with the Securities and Exchange Commission within five months of the closing date of the asset purchase transaction. As a result, the complaint alleges that the value of the shares of the Company's common stock issued to Innovative in the transaction declined, and


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Commitments and    Litigation - Continued
     Contingencies      Innovative and Barton  suffered  damages in an amount to
     Continued          be proven at trial.  The Company  filed an answer to the
                        complaint   and   also   filed   counterclaims   against
                        Innovative  and  Barton  for  breach  of  contract.  The
                        Company  believes  the  complaint  is without  merit and
                        intends to  vigorously  defend and protect its interests
                        in the  action.  If the  Company  is not  successful  in
                        defending and  protecting  its interests in this action,
                        resulting   in  a  judgment   against  the  Company  for
                        substantial  damages,  and U.S. Fire denies  coverage in
                        the   litigation   under  the   Directors  and  Officers
                        Liability and Company Reimbursement Policy, the Company would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



16.  Commitments and    Litigation - Continued
     Contingencies      The  Company  filed  an  answer  to the  complaint.  The
     Continued          Company  believes  the  complaint  is without  merit and
                        intends  to  vigorously  defend  its  interests  in  the
                        action.  If the Company is not  successful  in defending
                        and protecting its interests in the action, resulting in
                        a judgment against it for substantial  damages, and U.S.
                        Fire  denies  coverage  in  the  litigation   under  the
                        Directors    and   Officers    Liability   and   Company
                        Reimbursement Policy, the Company would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.

                        On January 26, 2005, the Company completed a written settlement agreement to settle the lawsuit that Innovative Optics, Inc. and Barton Dietrich Investments, L.P. brought against the Company and its former executive officers. Under the terms of the settlement, U.S. Fire agreed to pay Innovative Optics, Inc. and Barton Dietrich Investments, L.P. the sum of $367,500 in cash. Payment of this amount is contingent, however, upon the courts in the federal and state class action lawsuits granting final approval of the settlements reached in those respective actions, and such orders becoming final and non-appealable.

                        On February 23, 2005, the Company executed written settlement agreements to settle the federal and state court class action lawsuits that were filed against the Company and its former executive officers. Under the terms of settlement of the federal court class action lawsuit, U.S. Fire agreed to pay the sum of $1,507,500 in cash to the class members that purchased the Company's securities during the period between April 17, 2002 and November 4, 2002. Under the terms of settlement of the state court class action lawsuit, U.S. Fire agreed to pay the sum of $625,000 in cash to the class members that purchased shares of Series E Convertible preferred stock on or about July 11, 2001.

                        As a condition to the settlement agreements to settle the federal and state court class action lawsuits, the courts in such lawsuits must have entered orders granting final approval of the settlements reached in those respective actions, and such orders must have become final and non-appealable. On March 3, 2005, the federal court entered an order granting preliminary approval of the settlement in the federal court class action lawsuit and providing for notice to be sent to potential class members. On April 18, 2005, a hearing was held in the state court and the court entered a


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Commitments and    Litigation - Continued
     Contingencies      minute  entry  granting  preliminary  approval  of   the
     Continued          settlement in the state court class action lawsuit.

                        As a further condition to the settlement agreements to settle the federal and state court class action lawsuits, both settlement agreements provide that U.S. Fire must not have exercised its option to terminate the settlement agreements. U.S. Fire has the option to terminate the settlement agreements if the cumulative dollar value of the claims held by individuals or entities that "opt out" of the federal and state class action lawsuits exceeds $250,000. If such "opt outs" exceed $250,000, however, plaintiffs in the federal and state court class action lawsuits will have five days to cure by reducing the amount of "opt outs" to less than $250,000.

                        If U.S. Fire exercises its option to terminate the settlement agreements, then all parties to the settlement agreements will be restored to their respective positions in the various actions as of the date of the settlement agreements. In addition, the terms and provisions of the settlement agreements will have no further force and effect on the various parties and will be deemed null and void in their entirety.

                        Under the terms of the settlement agreements regarding the federal and state court class action lawsuits and the lawsuit that Innovative Optics, Inc. and Barton Dietrich Investors, L.P. brought against the Company and its former executive officers, U.S. Fire has agreed to pay a total of $2,500,000 in cash to the classes in the class action lawsuits and to Innovative Optics, Inc. and Barton Dietrich Investments, L.P. in settlement of these lawsuits. Under the terms of settlement, Paradigm
                        Medical is to pay U.S. Fire the sum of $220,000 representing the remaining amount owing under the $250,000 retention obligation in the insurance policy, and to execute a policy release in favor of U.S. Fire as to coverage under the insurance policy.

                        An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. The complaint claims that $50,000 plus interest is due for the leasing of three copy machines that were delivered to the Company's Salt Lake City facilities on or about April of



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Commitments and    Litigation - Continued
     Contingencies      2000. The action also seeks an award of attorney's  fees
     Continued          and  costs  incurred  in  the  collection.  The  Company
                        disputes the amounts allegedly owed,  asserting that two
                        of the  machines  were  returned to the leasing  company
                        because  they  did  not  work  properly.   A  responsive
                        pleading  has been  filed.  The  Company  was engaged in
                        settlement  discussions  with CitiCorp until counsel for
                        CitiCorp   withdrew  from  the  case.  New  counsel  for
                        CitiCorp has been appointed and it is anticipated that settlement discussions will resume.

                        An action was filed in June, 2003 in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914719) by Franklin Funding, Inc. in which it alleges that the Company had entered into a lease agreement for the lease of certain equipment for which payment is due. It is claimed that there is due and owing approximately $89,988 after accruing late fees, interest, repossession costs, collection costs and attorneys' fees. On August 28, 2003, the Company agreed to a settlement of the case with Franklin Funding by agreeing to make 24 monthly payments of $2,000 to Franklin Funding, with the first monthly payment due on August 29, 2003. As of March 31, 2005, the Company has made 19 monthly payments of $2,000 each to Franklin Funding.

                        The Company received demand letters dated July 18, 2003, September 26, 2003 and November 10, 2003 from counsel for Douglas A. MacLeod, M.D., a shareholder of the company. In the July 18, 2003 letter, Dr. MacLeod demands that he and certain entities with which he is involved or controls, namely the Douglas A. MacLeod, M.D. Profit Sharing Trust, St. Marks' Eye Institute and Milan Holdings, Ltd., be issued a total of 2,296,667 shares of the Company's common stock and warrants to purchase 1,192,500 shares of its common stock at an exercise price of $.25 per share. Dr. MacLeod claims that these common shares and warrants are owing to him and the related entities under the terms of a mutual release dated January 16, 2003, which he and the related entities entered into with us. Dr. MacLeod renewed his request for these additional common shares and warrants in the September 26, 2003 and November 10, 2003 demand letters. The Company believes that Dr. MacLeod's claims and assertions are without merit and that neither he nor the related entities are entitled to any additional shares of its common stock or any additional warrants under the terms of the mutual release. The Company



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Commitments and    Litigation - Continued
     Contingencies      intends to  vigorously  defend  against any legal action
     Continued          that Dr. MacLeod may bring.

                        On August 3, 2003, a complaint was filed against the Company by Corinne Powell, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030918364). Defendants consist of the Company and Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz, directors of the Company. The complaint alleges that at the time the Company laid off Ms. Powell on March 25, 2003, she was owed $2,000 for business expenses, $11,000 for accrued vacation days, $13,000 for unpaid commissions, the fair market value of 50,000 stock options exercisable at $5.00 per share that she claims she was prevented from exercising, attorney's fees and a continuing wage penalty under Utah law. On March 29, 2005, the Company agreed to a settlement with Ms. Powell of her claims for unpaid business expenses, accrued vacation days, and unpaid commissions by agreeing to pay her $13,000. The Company has not yet made payment to Ms. Powell for the agreed upon settlement amount.

                        On September 10, 2003, an action was filed against the Company by Larry Hicks in the Third Judicial District Court, Salt Lake County, State of Utah, (Civil No.
                        030922220), for payments due under a consulting agreement with us. The complaint claims that monthly payments of $3,083 are due for the months of October 2002 to October 2003 under a consulting agreement and, if the agreement is terminated, for the sum of $110,000 minus whatever the Company has paid Mr. Hicks prior to such termination, plus costs, attorney's fees and a wage penalty pursuant to Utah law. The Company has filed an answer in which it denies any liability to Mr. Hicks. Formal discovery in the matter has commenced. The Company disputes the amount allegedly owed and intends to vigorously defend against such action.

                        On November 7, 2003, a complaint was filed against the Company by Todd Smith, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030924951 CN). Defendants consist of the Company and Randall Mackey, a director of the Company. The complaint alleges that while an employee of the Company, Mr. Smith was granted stock options to purchase 16,800 shares of common stock exercisable at $5.00 per share. Mr. Smith claims unpaid wages in the amount of


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Commitments and    Litigation - Continued
     Contingencies      the fair market value of the stock  options he claims he
     Continued          was prevented from  exercising,  attorney's  fees, and a
                        continuing wage penalty under Utah law. The Company believes the claims are without merit and intends to vigorously defend against such action.

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

                        On August 9, 2004, a third party complaint was brought against the Company by Wakefield Eye Center and Dr.
                        Kenneth C. Westfield (collectively "Westfield"). The original action was brought by American Express Business Finance Corporation against Westfield on May 27, 2004 in the District Court, Clark County, State of Nevada (Civil No. A486307, Dept. No. XXI) concerning the financing of the purchase of a Blood Flow Analyzer(TM) involving Westfield Eye Center. The transaction took place during the latter half of 2001. Westfield takes the position that if there is liability of Westfield to American Express this liability is ultimately ours and the other third-party defendants. The amount being sought against Westfield by American Express in the original action includes the sum of $30,000, together with interest and attorney's fees. Westfield's alleged claims against the Company include fraud, breach of contract, promissory estoppel, declaratory relief, negligence, negligent supervision, damages for injuries resulting from actions


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Commitments and    Litigation - Continued
     Contingencies      of  employee/contractor,  wilful and wanton  misconduct,
     Continued          conspiracy,  and  breach  of  fiduciary  duty as well as
                        costs and attorney's fees. Westfield also seeks punitive
                        damages.  The  Company  has filed an answer to the third
                        party  complaint in which the Company denies  liability.
                        Formal   discovery  in  the  matter   involving  us  has
                        commenced.  The case has been  referred to  arbitration.
                        The Company intends to vigorously defend the action.

                        On March 31, 2005, an action was filed against the Company by Joseph W. Spadafora in the United States District Court, District of Utah (Civil No. 2:05CV00278
                        TS). The complaint alleges that Dr. Spadafora was a clinical investigator in the study for the FDA involving the Company's Photon(TM) laser system where he performed numerous surgeries using the Photon(TM). Dr. Spadafora contends that in meetings with Company personnel he suggested ways in which the handpiece on the Photon(TM) could be improved. Dr. Spadafora further contends that on August 5, 1999, the Company filed a patent application for an improved handpiece with the United States Patent and Trademark Office but he was not named as one of the inventors or a co-inventor on the patent application.

                        On September 24, 2004, the Company was issued a patent entitled, "Laser Surgival Handpiece with Photon Trap." Because the Company did not list Dr. Spadafora as one of the inventors or a co-inventor on the patent, Dr. Spadafora is requesting in his complaint that a court order be entered declaring that he is the inventor or co-inventor of the patent and, as a result, is entitled to all or part of the royalties and profits that the Company earned or will earn from the sale of any product incorporating or using the improved handpiece, plus interest and attorney's fees. The Company disputes the claims made by Dr. Spadafora and intends to vigorously defend against such action.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Commitments and    Royalty Agreements - Continued
     Contingencies      During 2003, a settlement was reached with the president
     Continued          of OBF whereby the royalty  payments were  forfeited and
                        no  longer  are  an  obligation  of  the  Company.   The
                        over-accrued amount of $147,000 was reversed during 2003 to reflect the settlement agreement.

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

18.  Recent             In December 2003, the FASB issued  Interpretation No. 46
     Accounting         ("FIN 46R") (revised  December 2003),  Consolidation  of
     Pronounce-         Variable   Interest   Entities,   an  Interpretation  of
     ments              Accounting  Research  Bulletin No. 51 ("ARB 51"),  which
                        addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB
                        Interpretation  No.  46 (FIN 46),  which  was  issued in
                        January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


18.  Recent             evaluate  its  involvement  with all  entities  or legal
     Accounting         structures created before February 1, 2003, to determine
     Pronounce-         whether  consolidation  requirements of FIN 46R apply to
     ments              those entities.  There is no  grandfathering of existing
                        entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities Continued created after January 31, 2003 and no later than the end of the first reporting period that ends after December 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

                        In December 2004, FASB issued SFAS 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company's consolidated financial statements.

                        In November 2004, the FASB issued SFAS 151 "Inventory Costs--an amendment of ARB No. 43". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company's consolidated financial statements.



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



18.  Recent             In December 2004, the FASB issued FASB Statement No. 123
     Accounting         (revised 2004), "Shared-Based Payment." Statement 123(R)
     Pronounce-         addresses  the   accounting  for   share-based   payment
     ments              transactions  in which an enterprise  receives  employee
     Continued          services in exchange for (a) equity  instruments  of the
                        enterprise or (b) liabilities that are based on the fair
                        value of the enterprise's equity instruments or that may
                        be settled by the  issuance of such equity  instruments.
                        Statement  123(R)  requires an entity to  recognize  the
                        grant-date   fair-value   of  stock  options  and  other
                        equity-based  compensation  issued to  employees  in the
                        income  statement.   The  revised  Statement   generally
                        requires that an entity  account for those  transactions
                        using the  fair-value-based  method,  and eliminates the
                        intrinsic  value method of accounting in APB Opinion No.
                        25,  "Accounting  for Stock Issued to Employees",  which
                        was permitted under Statement 123, as originally issued.
                        The  revised  Statement  requires  entities  to disclose
                        information about the nature of the share-based  payment
                        transactions  and the effects of those  transactions  on
                        the financial statements.  Statement 123(R) is effective
                        for public  companies that do not file as small business
                        issuers  as of the  beginning  of the first  interim  or
                        annual reporting period that begins after June 15, 2005.
                        For  public   companies  that  file  as  small  business
                        issuers,   Statement  123(R)  is  effective  as  of  the
                        beginning of the first interim or annual reporting period that begins after December 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company believes that the adoption of this pronouncement may have a material impact on the Company's financial statements.







--------------------------------------------------------------------------------
                                                                            F-49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

Item 8A.  Controls and Procedures

         Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

         During the fourth fiscal quarter, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         As of March 31, 2005, the Company's executive officers and directors, their ages and their positions are set forth below:

    Name                       Age     Position
    John Y. Yoon               41      President and Chief Executive Officer
    Aziz A. Mohabbat           45      Vice President of Operations and Chief
                                       Operating Officer
    Randall A. Mackey, Esq.    59      Chairman of the Board and Director
    David M. Silver, PhD.      63      Director
    Keith D. Ignotz            57      Director
    John C. Pingree            64      Director

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

         John C. Pingree has been a director since April 2004. He has been the Executive Director of the Semnani Foundation since August 2001, which funds projects to assist women and children in developing countries. From July 1998 to July 2001, Mr. Pingree was a Mission President for the Church of Jesus Christ of Latter-day Saints, serving in Mexico City, Mexico. From 1977 to 1997, Mr. Pingree was General Manager and Chief Executive Officer of Utah Transit Authority. From 1970 to 1975, he was Director of Marketing for Memorex Corporation. From 1967 to 1970, Mr. Pingree was Regional Manager, Sales Planning at Xerox Corporation. He also currently serves as a member of the Utah State Board of Education. Mr. Pingree received a B.A. degree in Economics from the University of Utah and an M.B.A. degree from the Harvard Business School.

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

Board Meetings and Committees

         The Board of Directors held a total of six meetings during the fiscal year ended December 31, 2004. No director attended fewer than 75% of all meetings of the Board of Directors during the 2004 fiscal year. The Audit Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey, Keith D. Ignotz and John C. Pingree. The Audit Committee met one time during the fiscal year. The Audit Committee is primarily responsible for reviewing the services performed by its independent public accountants and internal audit department and evaluating its accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey, Keith
D. Ignotz and John C. Pingree. The Compensation Committee met one time during the fiscal year. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options.

         Pursuant to Item 406 of Regulation S-K under the Securities Exchange Act of 1934, the Company has not yet adopted a code of ethics that applies to its principle executive officer, principal financial officer, controller or persons performing similar functions. The Company is still in the process of studying this issue and intends to adopt a code of ethics in the near future.

         The Company's Board of Directors has determined that Keith D. Ignotz and John C. Pingree, who currently serve as directors of the Company as well as a member of the Company's audit committee, are independent audit committee financial experts.

Item 10.  Executive Compensation

         The following table sets forth, for each of the last three fiscal years, the compensation received by Thomas F. Motter, former Chairman of the Board and Chief Executive Officer, and other executive officers whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal years ended December 31, 2004, 2003 and 2002.

                           Summary Compensation Table


                                                   Annual Compensation                              Long Term Compensation
                                                                                   Awards                 Payouts
                                                               Other                      Securities
                                                               Annual     Restricted      Underlying    Long-term   All Other
Name and                                                       Compen-    Stock            Options/     Incentive   Compensa-
Principal Position      Year        Salary$       Bonus($)     sation($)  Awards($)        SARs(#)      Payouts($)   tion($)
------------------      ----        -------       --------     ---------  ---------       -------      ----------    -------
John Y. Yoon            2004(1)     $110,961(4)      0        $18,494(4)       0        1,000,000(5)        0             0
President and Chief
Executive Officer

Aziz A. Mohabbat        2004(1)     $106,244         0              0          0                0           0             0
Vice President of       2003(2)     $ 24,219         0              0          0                0           0             0
Operations and Chief    2002(3)     $126,878         0              0          0                0           0        $9,634(7)
Operating Officer(6)

Jeffrey F. Poore        2004(1)     $ 41,052         0              0          0                0           0             0
Former President and    2003(2)     $136,015         0              0          0        1,000,000(8)        0             0
Chief Executive
Officer

David I. Cullumber,     2004(1)     $ 15,894         0        $18,059(9)       0                0           0             0
Former Chief            2003(2)     $ 22,312         0        $16,616(9)       0          150,000(10)       0             0
Operating Officer
and Chief Technical
Officer

Gregory C. Hill         2004(1)            0         0              0          0                0           0             0
Former Vice             2003(2)     $ 34,000         0              0          0                0           0             0
President of Finance
and Chief Financial
Officer

Thomas F. Motter        2004(1)            0         0              0          0                0           0             0
Former Chairman of      2003(2)            0         0              0          0                0           0             0
the Board and Chief     2002(3)     $187,483(11)     0              0          0                0           0       $19,750(12)(13)
Executive Officer

Mark R. Miehle          2004(1)            0         0              0          0                0           0             0
Former President and    2003(2)            0         0              0          0                0           0             0
Chief Operating         2002(3)     $134,202         0              0          0           55,000(14)       0       $18,000(12)(15)
Officer

Heber C. Maughan        2004(1)            0         0              0          0                0           0             0
Former Vice             2003(2)     $ 36,855         0              0          0          150,000(17)       0             0
President of Finance    2002(3)     $114,416         0              0          0                0           0             0
and Chief Financial
Officer(16)

--------------------

(1)      For the fiscal year ended December 31, 2004
(2)      For the fiscal year ended December 31, 2003
(3)      For the fiscal year ended December 31, 2002
(4) Of the salary payable to Mr. Yoon pursuant to his employment agreement, $110,961 was paid to him during 2004 and the remaining amount of $18,494 payable in 2004 was deferred until the Company's board of directors has determined that its financial condition is improved.
(5) On March 18, 2004, the Company's board of directors granted Mr. Yoon options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.13 per share.
(6) Mr. Mohabbat has served a Vice President of Operations and Chief Operating Officer since March 22, 2004 and as Chief Operating Officer from August 30, 2002 to March 2003. He was not an officer in prior years.
(7) The amounts under "All Other Compensation" for 2004 consist of payments to Mr. Mohabbat for accrued vacation days prior to his resignation from the Company in March 2003.
(8) On March 19, 2003, the Company's board of directors granted Mr. Poore options to purchase 1,000,000 shares of its common stock at an exercise price of $.16 per share. These options were terminated on March 18, 2003 when the Company's board of directors terminated Mr. Poore's employment for cause as defined in the employment agreement.
(9) the Company paid A-Mech Engineering, Inc. a total of $16,616 and $18,059 for consulting services during 2003 and 2004, respectively. From 1982 to March 2004, Mr. Cullumber served as President of A-Mech Engineering, Inc.
(10) On November 6, 2003, the Company's board of directors granted Mr. Cullumber options to purchase 150,000 shares of the Company's common stock at an exercise price of $.21 per share. These options were terminated on June 20, 2003, 90 days after Mr. Cullumber resigned as the Company's Chief Operating Officer and Chief Technical Officer.
(11) Although Mr. Motter resigned as Chairman and Chief Executive Officer on August 30, 2002, he continued to receive his salary under the terms of his employment agreement through December 16, 2002.
(12) The amounts under "All Other Compensation" for 2004, 2003 and 2002 include payments related to the operation of automobiles and/or automobiles and insurance by the named executives.
(13) The amounts under "All Other Compensation" for 2002 include payments related to the residential housing accommodations for the Company's employees, living outside of Utah while they were working at its corporate headquarters in Salt Lake City, leased from Mr. Motter at $2,500 per month.

(14) On January 29, 2002, the Company's Board of Directors granted Mr. Miehle options to purchase the 55,000 shares of the Companys common stock at an exercise price of $2.75 per share. These options were terminated on February 28, 2004, one year after expiration of a six-month consulting agreement with the Company, which expired on February 28, 2003.
(15) On September 3, 2002, the Company entered into a consulting agreement with Mr. Miehle in which the Company is required to pay him monthly consulting fees of $5,000 over a period of six months. The Company paid him a total of $15,000 for consulting services during the months of September, October and November of 2002.
(16) Mr. Maughan served as Interim Chief Executive Officer from August 30, 2002 to March 19, 2003. He served as Vice President of Finance, Treasurer and Chief Financial Officer from October 1, 2001 until his resignation on May 31, 2003.
(17) On May 13, 2003, the Company's Board of Directors granted Mr. Maughan options to purchase 150,000 shares of its common stock at an exercise price of $.16 per share. These options were terminated on August 29, 2003, 90 days after Mr. Maughan resigned as Vice President of Finance and Chief Financial Officer.

Options

         The following table sets forth information regarding stock options granted during the fiscal year ended December 31, 2004, to each named executive officer.

                        Option Grants in Last Fiscal Year


                                                                   Individual Grants
                                                  Percentage of Total
                           Number of Securities   Options Granted to    Exercise Price
                            UnderlyingOptions        Employees in          Per Share     Expiration
Name                           Granted (#)          Fiscal Year(%)          ($/Sh)          Date
----                           -----------          --------------          ------          ----
John Y. Yoon..............     1,000,000(1)              56.3%               $.13          4/1/09
Aziz A. Mohabbat..........       200,000(2)              11.3%               $.12          4/1/09

(1) Options vest in 36 monthly installments of 27,778 shares, beginning on April 30, 2004, until such shares are vested.
(2) Options vest in 36 monthly installments of 5,556 shares, beginning on April 30, 2004, until such shares are vested.

         The following table sets forth information regarding unexercised options to acquire shares of the Company's common stock held as of December 31, 2004, by each named executive officer.


 Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


                                                                      Number of Securities
                                                                           Underlying                    Value of Unexercised
                                                                       Unexercised Options               In-the-Money Options
                                                                     at December 31, 2004(#)            at December 31, 2004($)
                                                                     -----------------------            -----------------------
                             Shares Acquired       Value
Name                           on Exercise      Realized($)       Exercisable      Unexercisable      Exercisable     Unexercisable
----                           -----------      -----------       -----------      -------------      -----------     -------------
John Y. Yoon..............          0                0                250,002           749,998            0                0
Aziz A. Mohabbat............        0                0                 50,004           149,996            0                0


         The following table sets forth information regarding unexercised options to acquire shares of the Company's common stock held as of December 31, 2004 by each named executive officer.

Director Compensation

         On April 19, 2004, John C. Pingree, a director of the Company, was granted options to purchase 125,000 shares of itscommon stock at an exercise price of $.12 per share. On September 30, 2004, Messrs. Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz, directors of the company, were each granted options to purchase 125,000 shares of the Company's common stock at an exercise price of $.13 per share. In addition, outside directors are also reimbursed for their expenses in attending board and committee meetings. Directors are not precluded from serving us in any other capacity and receiving compensation therefore. The options were not issued at a discount to the then market price.

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

         The Company entered into an employment agreement with Aziz A. Mohabbat on October 5, 2004, which is effective as of April 1, 2004, and expires on March 18, 2006. However, the term shall be extended an additional one year period to March 18, 2007 in the event Mr. Mohabbat moves from San Diego, California to

Salt Lake City, Utah and becomes a resident of the state of Utah. The employment agreement requires Mr. Mohabbat to devote substantially all of his working time as the Company's Vice President of Operations and Chief Operating Officer, provided that he may be terminated for "cause" (as provided in the agreement) and prohibits him from competing with us for two years following the termination of the employment agreement. The employment agreement provides for the payment of an initial base salary of $144,500, effective as of April 1, 2004. The employment agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Company's Board of Directors. The employment agreement further provides for the issuance of stock options to purchase 200,000 shares of the Company's common stock at $.12 per share. These options vest in 36 equal monthly installments of 5,556 shares, beginning on April 30, 2004, until such shares are vested.

         In the event of a change of control of the Company, then all outstanding stock options granted to Mr. Mohabbat shall be immediately vested. A change of control shall be deemed to have occurred if (i) a tender offer shall be made and consummated for the ownership of more than 25% of the Company's outstanding shares; (ii) the Company is merged or consolidated with another corporation and, as a result, less than 25% of the outstanding common shares of the surviving corporation shall be owned in the aggregate by the Company's former shareholders, as the same shall have listed prior to such merger or consolidation; (iii) the Company sells all or substantially all of its assets to another corporation that is not a wholly-owned subsidiary or affiliate; (iv) as a result of any contested election for the Company's Board of Directors, or any tender or exchange offer, merger of business combination or sale of assets, the persons who were the directors before such a transaction shall cease to constitute a majority of the Company's Board of Directors; or (v) a person other than an officer or director of the Company shall acquire more than 20% of the outstanding shares of the Company's common stock.

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

Consulting Agreement

         On April 3, 2003, the Company entered into a consultant agreement with Kinexsys Corporation ("Kinexsys"). Under the terms of the agreement, Kinexsys through its Senior Partner, Timothy R. Forstrom, is to prepare a capital markets plan and a corporate positioning and communications plan for the Company, for which Kinexsys is to receive warrants to purchase up to 200,000 shares of the Company's common stock at an exercise price of $.16 per share. The capital markets plan is to include a detailed analysis of the Company's capital market structure in relation to current investors, market trends and projected equity movements, and recommendations on capital management strategies. The corporate positioning and communications plan is to include a corporate positioning matrix for markets, analysts, customers and partners, and a communications plan. The agreement is for a one-year term but may be renewed at the option of both parties. The Agreement expired on April 3, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of March 31, 2005 for (i) each executive officer (ii) each director, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.

                                                                  Percent of
Name and Address(1)                   Number of Shares             Ownership
-------------------                   ----------------             ---------
Douglas A. MacLeod, M.D. (2)               3,068,451                 11.1%
    502 South M Street
    Tacoma Washington 98405
Dr. David M. Silver (3)                      761,166                  2.7%
Randall A. Mackey (3)                        725,000                  2.6%
Keith D. Ignotz (3)                          454,560                  1.6%
John Y. Yoon (3)                             222,224                     *
John C. Pingree (3)                          231,500                     *
Aziz A. Mohabbat (3)                          44,448                     *
                                         -----------
Executive officers and directors
   as a group (six persons)                2,438,898                  8.8%
              -----------------
              *Less than 1%.

(1) Unless otherwise indicated, the address of each listed stockholder is c/o Paradigm Medical Industries, Inc., 2355 South 1070 West, Salt Lake City, Utah, 84119.
(2) Based on the Company's shareholder records, Dr. McLeod owns 1,218,451 shares and is the Company's largest sole shareholder. Dr. McLeod's beneficial ownership is believed to also include 400,000 shares held by the Douglas A. MacLeod, M.D. Profit Sharing Trust, 200,000 shares held by St. Mark's Eye Institute and 720,000 shares held by Milan Holdings, Ltd., which the Company believes Dr. MacLeod to have sole or shared voting and dispositive powers with regard to such shares. Dr. McLeod's beneficial ownership further includes shares that may be acquired currently or within 60 days after March 31, 2005 through the exercise of warrants as follows: Dr. MacLeod, 200,000 shares; Douglas A. MacLeod, M.D. Profit Sharing Trust; 100,000 shares; St. Mark's Eye Institute, 50,000 shares; and Milan Holdings, Ltd., 180,000 shares.
(3) The amounts shown include shares that may be acquired currently, or within 60 days after March 31, 2005 through the exercise of stock options are follows: Dr. Silver, 725,000 shares; Mr. Mackey, 725,000 shares; Mr. Ignotz, 453,851 shares; Mr. Yoon, 222,224; Mr. Pingree, 125,000 shares; and Mr. Mohabbat, 44,448 shares.

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

         Randall A. Mackey, a director since January 21, 2000, and from September 1995 to September 3, 1998 and chairman of the board since August 30, 2002, is President and a shareholder of the law firm of Mackey Price & Thompson, which rendered legal services in connection with various corporate matters. Legal fees and expenses paid to Mackey Price & Thompson for the fiscal years ended December 31, 2004 and 2003, totaled $100,000 and $97,000, respectively. As of December 31, 2004, the Company owed this firm $197,727, which is included in accounts payable.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits
         -------------

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
  No.                      Document Description
-------                    ---------------------

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

10.29    Stock Purchase and Sale Agreement with William Ungar (19)

10.30    Employment Agreement with Aziz A. Mohabbat (20)

10.31    Investment Banking Agreement with Alpha Advisory Services, Inc. (21)

10.32    Manufacturing and Distribution Agreement with E-Technologies, Inc. (21)

10.33 Settlement Agreement with Innovative Optics, Inc., Barton Dietrich Investments, L.P. and United States Fire Insurance Company (22)

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

(14) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.

(15)     Incorporated   by  reference  from  Amendment  No.  2  to  Registration
         Statement on Form SB-2, as filed on December 15, 2003.

(16)     Incorporated   by  reference  from  Amendment  No.  3  to  Registration
         Statement on Form SB-2, as filed on February 27, 2004.

(17) Incorporated by reference from Current Report on Form 8-K, as filed on March 23, 2004.

(18) Incorporated by reference from Report in Form 10-KSB, as filed on April 14, 2004.

(19) Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 16, 2004.

(20)     Incorporated   by  reference  from  Amendment  No.  6  to  Registration
         Statement on Form SB-2, as filed on October 20, 2004.

(21) Incorporated by reference from Report on Form 10-QSB, as filed on November 15, 2004.

(22) Incorporated by reference from Current Report on Form 8-K, as filed on January 26, 2005.

     (b)  Reports on Form 8-K
     ------------------------

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2004.

Item 14. Principal Accountant- Fees and Services

         Fees for the 2004 annual audit of the financial statements and related quarterly review services were approximately $35,000. Fees in 2004 related to the review of registration statements and assistance in responding to SEC comments were approximately $16,000. Fees in 2004 for edgarization of filings were approximately $10,000. Fees in 2004 for tax return preparation were approximately $7,000. Other fees in 2004 for meetings and other consultation were approximately $1,000.

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


                                    PARADIGM MEDICAL INDUSTRIES, INC.




Dated: April 27, 2005               By: /s/ John Y. Yoon
                                       -------------------------------------
                                       John Y. Yoon,
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

     Signature                         Title                          Date
     ---------                         -----                          ----


/s/ John Y. Yoon        President and Chief Executive Officer     April 27, 2005
---------------------   (Principal Executive Officer)
John Y. Yoon



/s/ Randall A. Mackey   Chairman of the Board and Director        April 27, 2005
---------------------
Randall A. Mackey



/s/ David M. Silver     Director                                  April 27, 2005
---------------------
David M. Silver, Ph.D.



/s/ Keith D. Ignotz     Director                                  April 27, 2005
---------------------
Keith D. Ignotz



/s/ John C. Pingree     Director                                  April 27, 2005
---------------------
John C. Pingree



/s/ Luis A. Mostacero   Controller (Principal Financial and       April 27, 2005
---------------------   Accounting Officer)
Luis A. Mostacero