Form 10KSB/A
period 2004-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2005-05-12
CIK 916444

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
                         Commission File Number 0-28498

                        Paradigm Medical Industries, Inc.
                 (Name of small business issuer in its charter)

                    DELAWARE                                    87-0459536
             (State or other jurisdiction                    (I.R.S.Employer
           of incorporation or organization)              Identification Number)

           2355 South 1070 West, Salt Lake City, Utah               84119
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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

Item 1. Description of Business

General

         The Company develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic instrumentation and related accessories, including disposable products. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company markets two cataract surgery systems with related accessories and disposable products. The Company's cataract removal system, the Photon(TM) laser system, is a laser cataract surgery system marketed as the next generation of cataract removal. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2003, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the company improves. Due to the lack of FDA approval and the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the majority of the inventory associated with the Photon(TM). In addition, most inventory associated with the Precisionist Thirty Thousand(TM) has been reserved for due to the estimated lack of recoverability. The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products. The Photon(TM) can be sold in markets outside of the United States. Both the Photon(TM) and the Precisionist ThirtyThousand(TM) are manufactured as an Ocular Surgery Workstation(TM). The Company is considering marketing the Photon(TM) and other lasers for use in eye care.

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

         International Bio-Immune Systems, Inc. may sell the 300,000 shares of the Company's common stock loaned by the Company and the proceeds therefrom shall be deemed a loan from the Company payable on the earlier of September 19, 2002, or the closing of any private placement or public offering of the securities of International Bio-Immune Systems, any merger involving more than 50% of the outstanding shares of International Bio-Immune Systems, or any sale, dissolution, transfer, or assignment of corporate assets other than in the ordinary course of business. Interest shall accrue on the unpaid principal of the loan at the rate of 10% per annum. If International Bio-Immune Systems does not sell the shares by September 19, 2004, it is required to return the shares, or any amount which has not been sold, to us. International Bio-Immune Systems currently controls the voting decisions regarding these shares. The President and Chief Executive Officer of International Bio-Immune Systems is Leslie F. Stern, who exercises sole voting and investment powers regarding the shares.

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
     Product (1)             Product Class         Development        Status        Sales     Sales            Approvals

P55 Pachymetric         System, Imaging, Pulsed     Complete           Yes            3%        3%     FDA 510(K) K844299*
Analyzer                    Echo Diagnostic                                                            ISO 9001: 1994, EN ISO
                                                                                                       9001**

P20 A-Scan Biometric    System, Imaging, Pulsed   Discontinued         Yes            2%        0%     FDA 510(K) K844299*
Ultrasound Analyzer         Echo Diagnostic                                                            ISO 9001: 1994,
                                                                                                       EN ISO 9001**

P37 A/B Scan Ocular      Transducer, Ultrasound     Complete           Yes            4%        8%     FDA 510(K) K844299*
Ultrasound Diagnostic          Diagnostic                                                              ISO 9001: 1994,
                                                                                                       EN ISO 9001**

P40 UBM Ultrasound      System, Imaging, Pulsed     Complete           Yes            7%       12%     FDA 510(K) K844299*
BioMicroscope               Echo Ultrasound                                                            ISO 9001: 1994,
                               Diagnostic                                                              EN ISO 9001**

P45 UBM Ultrasound      System, Imaging, Pulsed     Complete           Yes           13%       16%     FDA 510(K) K844299*
Biomicroscope,              Echo Ultrasound                                                            ISO 9001: 1994,
Workstation Plus               Diagnostic                                                              EN ISO 9001**

BFA Ocular Blood Flow      Tonometer, Manual        Complete                         16%       19%     FDA 510(K) K844299*
Analyzer(TM) and              Diagnostic                               Yes****                         ISO 9001: 1994,
Disposables                                                                                            EN ISO 9001**

CT 200 Corneal            Topographer Corneal       Complete           Yes            9%        6%     FDA 510(K) K844299*
Topography System              AC-Powered                                                              ISO 9001: 1994,
                               Diagnostic                                                              EN ISO 9001**

LD 400 Autoperimetry      Perimeter, Automatic      Complete           Yes           24%       24%     FDA 510(K) K844299*
System                         AC-Powered                                                              ISO 9001: 1994,
                               Diagnostic                                                              EN ISO 9001**

TKS 5000                  Perimeter, Automatic      Complete           Yes            3%        3%     FDA 510(K) K844299*
Autoperimetry System     AC-Powered, Diagnostic                                                        ISO 9001: 1994,
                                                                                                       EN ISO 9001**

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

SIStem(TM) and             Phacofragmentation         Sold             Yes           11%       0%      FDA 510(K) K844299*
Odyssey(TM)(2)

Photon(TM) Laser, Ocular   Phacoemulsification BFA  In-Process          No            0%        0%     IDE G940151
Surgery Workstation               tips                 (4)                                             ISO 9001: 1994,
with Surgical                                                                                          EN ISO 9001
Equipment and
Disposables(3)

Parts and Services          Perimeter, BFA,         Complete           Yes            8%        9%     FDA 510(K) K844299* ISO
                        Tonometer, Topographer,                                                        9001: 1994,
                               Ultrasound                                                              EN ISO 9001**
                         Workstations, Systems,
                                Imaging
--------------------------


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

         Research, development and service expenses (which includes production and manufacturing support and the service department expenses) decreased by $264,000, or 26%, to $768,000 for the twelve months ended December 31, 2004, from $1,033,000 for the same period in 2003 None of the costs of research and development activities during 2004 and 2003 was borne directly by customers.

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

         There are two principal methods by which FDA approval may be obtained. One method is to seek FDA approval through a pre-marketing notification filing under Section 510(k) of the Food, Drug and Cosmetics Act. If a manufacturer or distributor of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-1976 Class III medical device for which the FDA has not called for a pre-marketing approval, the manufacturer or distributor may seek FDA Section 510(k) pre-marketing clearance for the device by filing a Section 510(k) pre-marketing notification. The Section 510(k) notification and the claim of substantial equivalence will likely have to be supported by various types of data and materials, possibly including clinical testing results, obtained under an Investigational Device Exemption granted by the FDA. The manufacturer or distributor may not place the device into interstate commerce until an order is issued by the FDA granting pre-marketing clearance for the device. There can be no assurance that the Company will obtain Section 510(k) pre-marketing clearance for any of the future devices for which the Company seeks such clearance including the Photon(TM) laser system.

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

         Any products manufactured or distributed by the Company pursuant to a premarket clearance notification or pre-marketing approval are or will be subject to pervasive and continuing regulation by the FDA. The Food, Drug and Cosmetics Act also requires that the Company's products be manufactured in registered establishments and in accordance with Quality System Requirements regulations. Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of medical devices is also subject to regulation in certain instances. In addition, the use of the Company's products may be regulated by various state agencies. All lasers manufactured for the Company are subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users pursuant to specific performance standards, and to comply with labeling and certification requirements. Various warning labels must be affixed to the laser, depending on the class of the product, as established by the performance standards.

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
                                                                     Class A
                                                   Common Stock      Warrants
                                                   Price Range     Price  Range
                                                   ------------    ------------
         Period (Calendar Year)                    High     Low    High     Low
                                                   ----     ---    ----     ---
2000
     First Quarter.............................   14.50    6.88    6.50     2.63
     Second Quarter............................   10.50    4.19    3.63     1.19
     Third Quarter.............................    6.19    3.38    2.00      .50
     Fourth Quarter............................    4.94    1.31    1.25      .50

2001
     First Quarter.............................    4.13    1.50    1.00      .19
     Second Quarter............................    3.50    1.61     .74      .19
     Third Quarter.............................    2.75    1.86     .45      .16
     Fourth Quarter............................    3.08    1.94     .39      .17

2002
     First Quarter.............................    3.31    2.21     .38      .19
                                                                             .05
     Second Quarter............................    1.91     .60     .32      .08
     Third Quarter.............................    1.50     .16     .20      .01
     Fourth Quarter............................     .30     .13     .10

2003
     First Quarter.............................     .42     .14     .12      .01
     Second Quarter............................     .74     .14     .44      .01
     Third Quarter.............................     .42     .18     .18      .01
     Fourth Quarter ...........................     .24     .15     .10      .02

2004
     First Quarter ............................     .21     .15     .05      .02
     Second Quarter............................     .16     .07     .05      .03
     Third Quarter.............................     .12     .09     .03      .02
     Fourth Quarter............................     .12     .08     .02      .02

2005
     First Quarter ............................     .10     .08     .02      .01
     Second Quarter (through April 26, 2005)...     .09     .07     .01      .01

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

         On a quarterly basis, we attempt to identify inventory items that have shown relatively no movement or very slow movement. Generally, if an item has shown little or no movement for over a year, it is determined not to be recoverable and a reserve is established for that item. In addition, if we identify products that have become obsolete due to product upgrades or enhancements, a reserve is established for such products. Such analysis resulted in a material increase in the reserve for obsolete or estimated non-recoverable inventory in 2003. There can be no assurance that we will not identify further obsolete inventory due to significant declines in sales of certain products or technological advances of products in the future. We intend to make efforts to sell many of these items at significantly discounted prices. If items are sold, the cash received would be recorded as revenue, but there would be no cost of sales on such items due to the reserve that has been recorded. At the time of sale, the inventory would be reduced for the item sold and the corresponding inventory reserve would also be reduced. We do not expect the sales of these items to be significant in the future. During 2003, we sold all inventory, rights, and technology related to the SIStem and Odyssey product lines for $125,000. All of the inventory sold in this transaction had previously been fully reserved. Therefore, upon the sale, we reduced inventory by $887,000 for the original book value of the inventory, reduced the reserve for $887,000, and recorded revenue for the cash received of $125,000.

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

         In addition, during 2004, the Company collected approximately $87,000 in receivables that were previously allowed for the in the allowance for doubtful accounts. During 2003, the Company increased the allowance for doubtful accounts by $123,000. General and administrative expense for the twelve months ended December 31, 2003 also included $259,000 for 1,562,000 shares of common stock issued to settle potential litigation. The Company issued 1,262,000 common shares to six investors due to a dispute arising from a private offering that was completed on January 22, 2003. We agreed to issue the shares to the investors in the offering at $.25 per share rather than $.50 per share, the original offering price (or an additional 1,262,000 shares) to resolve a dispute with the investors concerning certain statements made by a former officer in connection with the sale of said shares. The additional 300,000 shares were issued to settle an outstanding dispute with a consultant regarding services performed by such consultant.

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

         Other income mainly consisted of a gain recorded from the sale of the Company's investment in International Bio-Immune Systems, Inc. In July 2004, the Company sold its investment in International Bio-Immune Systems, Inc. for net proceeds of $505,000 cash. Because, for book purposes, the Company's investment in International Bio-Immune Systems had previously been reduced to $0, the full amount of $505,000 was recorded as a gain in 2004.

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

         The Company had working capital deficit of $84,000 as of December 31, 2004. In the past, the Company has relied heavily upon sales of its common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future. The Company will continue to seek funding to meet its working capital requirements through collaborative arrangements and strategic alliances, additional public offerings and private placements of the Company's securities; and bank borrowings. In July 2004, the Company sold its investment in International Bio-Immune Systems, Inc. for net proceeds of $505,000 in cash. The Company is uncertain whether or not the combination of the cash received from the sale of International Bio-Immune Systems, Inc. stock and the benefits from sales of its products will be sufficient to assure its operations through December 31, 2005. The Company will continue to seek funding through the sale of common and preferred stock.

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

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 14% of total outstanding receivables as of December 31, 2004 and 40% as of December 31, 2003. The allowance for doubtful accounts has decreased from $470,000 at December 31, 2003 to $101,000 at December 31, 2004. The decrease in the allowance for doubtful accounts was the result of the collection of approximately $87,000 of receivables that was previously allowed as part of the allowance for doubtful accounts and the write off of $282,000 of receivables against the allowance. The downturn in the economy worldwide has resulted in increased difficulty in collecting certain accounts. Certain international dealers have some aged unpaid invoices that have not been resolved. The Company has addressed its credit procedures and collection efforts and has instituted changes that require more payments at the time of sale through letters of credit and not on a credit term basis.

         The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the twelve months ended December 31, 2004, the Company had a net recovery of receivables previously allowed for of $87,000, and during the twelve months ended December 31, 2003, the Company added a net of $123,000 to the allowance for doubtful. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,418,000 at December 31, 2004 and $1,642,000 at December 31, 2003, or approximately 66% and 62% of total inventory, respectively. This inventory reserve was decreased by $224,000 during the twelve months ended December 31, 2004 due to a direct write-off of inventory against the reserve; therefore, this decrease in the reserve did not impact cost of sales. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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


                           Summary Compensation Table

                                                Annual Compensation                          Long Term Compensation

                                                                                          Awards               Payouts

                                                                   Other                       Securities
                                                                   Annual       Restricted     Underlying    Long-term    All Other
Name and                                                           Compen-      Stock           Options/     Incentive    Compensa-
Principal Position      Year       Salary$          Bonus($)       sation($)    Awards($)       SARs(#)      Payouts($)   tion($)
------------------      ----       -------          --------       ---------    ---------       -------      ----------   -------

John Y. Yoon            2004(1)    $110,961(4)            0          $18,494(4)      0       1,000,000(5)         0        0
President and Chief
Executive Officer

Aziz A. Mohabbat        2004(1)    $106,244               0                0         0               0            0        0
Vice President of       2003(2)    $ 24,219               0                0         0               0            0        0
Operations and Chief    2002(3)    $126,878               0                0         0               0            0   $9,634(7)
Operating Officer(6)

Jeffrey F. Poore        2004(1)    $ 41,052               0                0         0               0            0        0
Former President and    2003(2)    $136,015               0                0         0       1,000,000(8)         0        0
Chief Executive
Officer

David I. Cullumber,     2004(1)    $ 15,894               0          $18,059(9)      0               0            0        0
Former Chief            2003(2)    $ 22,312               0          $16,616(9)      0         150,000(10)        0        0
Operating Officer and
Chief Technical
Officer

Gregory C. Hill         2004(1)           0               0                0         0               0            0        0
Former Vice President   2003(2)    $ 34,000               0                0         0               0            0        0
of Finance and Chief
Financial Officer

Thomas F. Motter        2004(1)           0               0                0         0               0            0        0
Former Chairman of      2003(2)           0               0                0         0               0            0        0
the Board and Chief     2002(3)    $187,483(11)           0                0         0               0            0  $19,750(12)(13)
Executive Officer

Mark R. Miehle          2004(1)           0               0                0         0               0            0        0
Former President and    2003(2)           0               0                0         0               0            0        0
Chief Operating         2002(3)    $134,202               0                0         0          55,000(14)        0  $18,000(12)(15)
Officer

Heber C. Maughan        2004(1)           0               0                0         0               0            0        0
Former Vice President   2003(2)    $ 36,855               0                0         0         150,000(17)        0        0
of Finance and Chief    2002(3)    $114,416               0                0         0               0            0        0
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

                        Option Grants in Last Fiscal Year

                                                            Individual Grants
                                                     Percentage of Total
                            Number of Securities     Options Granted to     Exercise Price
                              UnderlyingOptions         Employees in           Per Share        Expiration
Name                             Granted (#)           Fiscal Year(%)           ($/Sh)              Date
----                             -----------           --------------           ------         ------------
John Y. Yoon...............     1,000,000(1)                 56.3%                $.13             4/1/09
Aziz A. Mohabbat...........       200,000(2)                 11.3%                $.12             4/1/09

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

                 Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                               Number of Securities
                                                                    Underlying                    Value of Unexercised
                                                                Unexercised Options               In-the-Money Options
                                                              at December 31, 2004(#)            at December 31, 2004($)
                                                              -----------------------            -----------------------
                      Shares Acquired       Value
Name                    on Exercise      Realized($)       Exercisable      Unexercisable      Exercisable     Unexercisable
----                    -----------      -----------       -----------      -------------      -----------     -------------
John Y. Yoon                 0                0               250,002            749,998            0                0
Aziz A. Mohabbat             0                0                50,004            149,996            0                0


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

                                                                    Percent of
  Name and Address(1)                      Number of Shares          Ownership
  -------------------                      ----------------          ---------
  Douglas A. MacLeod, M.D. (2)              3,068,451                11.1%
      502 South M Street
      Tacoma Washington 98405
  Dr. David M. Silver (3)                     761,166                 2.7%
  Randall A. Mackey (3)                       725,000                 2.6%
  Keith D. Ignotz (3)                         454,560                 1.6%
  John Y. Yoon (3)                            222,224                    *
  John C. Pingree (3)                         231,500                    *
  Aziz A. Mohabbat (3)                         44,448                    *
                                               ------
  Executive officers and directors
     as a group (six persons)               2,438,898                 8.8%
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


                                           PARADIGM MEDICAL INDUSTRIES, INC.




Dated: May 12, 2005                        By: /s/ John Y. Yoon
                                           ------------------------------------
                                           John Y. Yoon,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

     Signature                         Title                          Date
     ---------                         -----                          ----


/s/ John Y. Yoon            President and Chief Executive           May 12, 2005
---------------------       Officer (Principal Executive
John Y. Yoon                Officer)




/s/ Randall A. Mackey       Chairman of the Board and               May 12, 2005
---------------------       Director
Randall A. Mackey



/s/ David M. Silver         Director                                May 12, 2005
---------------------
David M. Silver, Ph.D.



/s/ Keith D. Ignotz         Director                                May 12, 2005
---------------------
Keith D. Ignotz



/s/ John C. Pingree         Director                                May 12, 2005
---------------------
John C. Pingree



/s/ Luis A. Mostacero       Controller (Principal Financial         May 12, 2005
---------------------       and Accounting Officer)
Luis A. Mostacero