Form 10QSB
period 2005-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2005-05-20
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2005



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

         Indicate by check mark whether the small business issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value                        28,280,074
         -----------------------------                    ----------------
                  Title of Class                          Number of Shares
                                                          Outstanding as of
                                                          March 31, 2005
         Class A Warrant to Purchase
         One Share of Common Stock                        1,000,000
         ---------------------------                      ------------------
                  Title of Class                          Number of Warrants
                                                          Outstanding as of
                                                          March 31, 2005

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005


                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................................. 1

         Condensed Balance Sheet (unaudited) - March 31, 2005.............................. 1

         Condensed Statements of Operations (unaudited) for the three months ended
         March 31, 2005 and March 31, 2004................................................. 2

         Condensed Statements of Cash Flows (unaudited) for the three months ended
              March 31, 2005 and March 31, 2004 ........................................... 3

         Notes to Condensed Financial Statements (unaudited)............................... 4

Item 2.  Management's Discussion and Analysis or
              Plan of Operation ........................................................... 7

Item 3.  Controls and Procedures  ........................................................ 12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................ 12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................... 18

Item 3.  Defaults Upon Senior Securities.................................................. 18

Item 4.  Submission of Matters to a Vote of Security Holders.............................. 18

Item 5.  Other Information................................................................ 19

Item 6.  Exhibits and Reports on Form 8-K................................................. 19

Signature Page ........................................................................... 22


                        PARADIGM MEDICAL INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                March 31,  2005
                                                               -----------------

ASSETS
Current Assets
  Cash & Cash Equivalents                                      $         70,000
  Receivables, Net                                                      535,000
  Inventory                                                             745,000
  Prepaid Expenses                                                       43,000
                                                               -----------------

              Total Current Assets                                    1,393,000

Intangibles, Net                                                        679,000
Property and Equipment, Net                                              86,000
                                                               -----------------
                    Total Assets                               $      2,158,000
                                                               =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                       $        745,000
  Accrued Expenses                                                      797,000
  Current Portion of Long-term Debt                                      42,000
                                                               -----------------
                    Total Current Liabilities                         1,584,000
  Long-term Debt                                                          5,000
                                                               -----------------
               Total Liabilities (Commitment)                         1,589,000
                                                               -----------------

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at March 31, 2005                          -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at March 31, 2005                          -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at March 31, 2005                           -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at March 31, 2005                          -
     Series E
        Authorized:  50,000 shares; issued and
        outstanding: 1,000 shares at March 31, 2005                          -
     Series F
        Authorized:  50,000 shares; issued and
        outstanding: 4,598.75 shares at March 31, 2005                       -
     Series G
        Authorized:  2,000,000 shares; issued and
        outstanding: 1,726,560 shares at March 31, 2005                   2,000
Common Stock, Authorized:
80,000,000 shares, $.001 par value; issued and
outstanding: 28,280,074 at March 31, 2005                                28,000
Additional paid-in-capital                                           57,669,000
Accumulated Deficit                                                 (57,130,000)
                                                               -----------------
                      Total Stockholders' Equity                        569,000
                                                               -----------------
                 Total Liabilities and Stockholders' Equity    $      2,158,000
                                                               =================

            See accompanying notes to condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months Ended
                                                              March 31,
                                                       2005             2004
                                                    ------------    ------------

Sales                                               $    528,000    $   583,000

Cost of Sales                                            214,000        227,000
                                                    ------------    ------------

                   Gross Profit                          314,000        356,000
                                                    ------------    ------------

Operating Expenses:
  Marketing and Selling                                  180,000        185,000
  General and Administrative                             258,000        304,000
  Research, Development and Service                      210,000        227,000
                                                    ------------    ------------

                  Total Operating Expenses               648,000        716,000
                                                    ------------    ------------

Operating Income (Loss)                                 (334,000)      (360,000)

Other Income and (Expense):
  Interest Income                                              -          2,000
  Interest Expense                                        (4,000)        (6,000)
  Other Income (Expense)                                  15,000              -
                                                    ------------    ------------

    Total Other Income and (Expense)                      11,000         (4,000)
Net Income (Loss) Before Provision
    for Income Taxes                                    (323,000)      (364,000)

Income Taxes                                                   -              -
                                                    ------------    ------------

Net Income (Loss)                                   $   (323,000)   $  (364,000)
                                                    ============    ============

Net Loss Per Common Share
      - Basic and Diluted                           $      (0.01)   $     (0.01)
                                                    ============    ============

Weighted Average Outstanding
    Shares - Basic and Diluted                        27,121,000      25,373,000
                                                    ============    ============


            See accompanying notes to condensed financial statements.

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended March 31,
                                                                           2005               2004
                                                                        -----------------------------
Cash Flows from Operating Activities:
-------------------------------------
  Net Loss                                                              $  (323,000)      $  (364,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                                         23,000            41,000
       Issuance of Common Stock for Satisfaction of Penalty                  52,000                 -
       Issuance of Stock Option/Warrant for Services                              -                 -
       Increase/Decrease in Inventory Reserve                                     -                 -
       Provision for Losses on Receivables                                   (7,000)                -
(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                            129,000           218,000
       Inventories                                                          (25,000)          135,000
       Prepaid Expenses                                                      22,000          (102,000)
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                                (7,000)          (20,000)
       Accrued Expenses and Deposits                                        (61,000)           73,000
                                                                        -----------       -----------

       Net Cash Used in Operating Activities                               (197,000)          (19,000)
                                                                        -----------       -----------

Cash Flow from Investing Activities:
------------------------------------
  Net Cash Paid in Acquisition                                                    -                 -
                                                                        -----------       -----------

  Net Cash (Used) Provided By Investing Activities                                -                -
                                                                        -----------       -----------

Cash Flows from Financing Activities:
-------------------------------------
  Principal Payments on Notes Payable                                       (14,000)          (13,000)
  Proceeds from Issuance of Common Stocks                                   150,000                 -
                                                                        -----------       -----------

  Net Cash (Used) Provided by Financing Activities                          136,000           (13,000)
                                                                        -----------       -----------

  Net Decrease in Cash and Cash Equivalents                                 (61,000)          (32,000)

Cash and Cash Equivalents at Beginning of Period                            131,000           132,000
                                                                        -----------       -----------

Cash and Cash Equivalents at End of Period                              $    70,000       $   100,000
                                                                        ===========       ===========

Supplemental Disclosure of Cash Flow Information:

  Cash Paid for Interest                                                $     4,000       $     6,000
                                                                        ===========       ===========

  Cash Paid for Income Taxes                                            $         -       $         -
                                                                        ===========       ===========


                 See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Significant Accounting Policies
-------------------------------

         The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

         In addition, the Company has taken significant steps to reduce costs and increase operating efficiencies. Specifically, the Company has significantly reduced the use of consultants, which has resulted in a large decrease in expenses. In addition, the Company has reduced the number of its direct sales representatives, which has resulted in less payroll, travel and other expenses. Although these cost savings have significantly reduced the Company's losses and ongoing cash flow needs, if the Company is unable to obtain equity or debt financing, it may be unable to continue development of its products and may be required to substantially curtail or cease operations.

Net Loss Per Share
------------------

         Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 8,760,000 and 5,879,000 shares of common stock and preferred stock convertible into 2,047,000 and 2,302,000 shares of common stock at March 31, 2005 and 2004, respectively, have not been included in loss periods because they are anti-dilutive.

         For the three months ended March 31, 2005, the options and warrants to purchase 8,760,000 shares of common stock were excluded because of the treasury stock method.

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and six month periods ended March 31, 2005 and March 31, 2004:

                                                    Three Months Ended
                                                               March 31,
                                                          2005          2004
                                                    --------------------------

Basic weighted average shares outstanding           27,121,000     $25,373,000
Common stock equivalents - convertible preferred
   stock                                             2,047,000       2,302,000
                                                    -----------    ------------

Diluted weighted average shares outstanding         29,168,000      27,675,000
                                                    ==========      ==========

Preferred Stock Conversions
---------------------------

         Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three months ended March 31, 2005, no shares of Series A preferred stock and no shares of Series B preferred stock were converted to the Company's common stock.

         Holders of Series D preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended March 31, 2005, no shares of Series D preferred stock were converted to the Company's common stock.

         Holders of Series E preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2005, no shares of Series E preferred stock were converted to the Company's common stock.

         Holders of Series F preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2005, no shares of Series F preferred stock were converted to shares of the Company's common stock.

         Holders of Series G preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended March 31, 2005, no shares of Series G preferred stock were converted to shares of the Company's common stock.

Warrants
--------

         The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes option pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date. As a result of the issuance of 2,000,000 shares of the Company's common stock for $150,000 cash, the Company granted 200,000 warrants to purchase the Company's common stock during the period ended March 31, 2005. The warrants have an exercise price of $.15 per share and expire on January 14, 2008.

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

                                                    Three Months Ended June 30,
                                                      2005              2004
                                                   -----------------------------

 Net income (loss) - as reported                   $  (322,000)     $  (364,000)

Deduct:  total stock-based employee
compensation determined under fair value
based method for all awards, net of
related tax effects                                    (78,000)               -
                                                   -----------      ------------

Net loss - pro forma                               $  (401,000)     $  (364,000)
                                                   ===========      ============

Earnings per share:
     Basic and diluted - as reported               $     (0.01)     $     (0.01)
     Basic and diluted - pro forma                 $     (0.01)     $     (0.01)

Related Party Transactions
--------------------------

         Payments for legal services to the firm of which the chairman of the board of directors is a partner were approximately $25,000 and $5,000 for the three months ended March 31, 2005 and 2004, respectively.

Accrued Expenses
----------------

         Accrued expenses consist of the following at March 31, 2005:

        Accrued consulting and litigation reserve             $  457,000
        Accrued payroll and employee benefits                    127,000
        Sales taxes payable                                       14,000
        Customer deposits                                         29,000
        Accrued royalties                                         14,000
        Deferred revenue                                           4,000
       Warranty and return allowance                             123,000
        Other accrued expenses                                    30,000
                                                              ----------
         Total                                                $  797,000
                                                              ==========

Stockholders' Equity
--------------------

         On January 14, 2005, the Company issued 2,000,000 shares of common stock to an accredited investor through a private placement at a price of $.075 per share. The Company received a total of $150,000 in cash from the private placement transaction and issued as a commission warrants to purchase 200,000 shares of the Company's common stock at $.15 per share.

         On February 1, 2005, the Company issued a total of 515,206 shares of common stock to two accredited investors that had purchased shares of the Company's Series G convertible preferred stock in a private placement transaction. Under the terms of the private offering, the Company was required to file a registration statement with the Securities and Exchange Commission to register the common shares issuable to the Series G preferred stockholders upon conversion of their Series G preferred shares and exercise of their warrants. The 515,206 shares represented a penalty for the Company not having a registration statement declared effective within 120 days of the initial closing of the offering. The value of these shares was $52,000.

Subsequent Event
----------------

         On April 27, 2005, the Company completed financing involving the sale of $2,500,000 in secured convertible notes. The notes are to be purchased in three traunches: the first traunche is in the amount of $850,000, which the Company received upon the signing of the definitive investment agreements on April 27, 2005; the second traunche in the amount of $800,000 upon the filing of a registration statement with the Securities and Exchange Commission; and the third traunche in the amount of $850,000 upon the effectiveness of the registration statement.

         Under the terms of the notes, the unpaid principal balance of notes, together with any accrued interest thereon, are due and payable three years after the date of issuance. The unpaid principal balance on the notes that were purchased on April 27, 2005 is due on April 27, 2008. Interest is payable on the notes at 8% per annum, payable quarterly in cash, with six months of interest payable up front. However, the interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0945, for each trading date during that month.

         The notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. The notes are also convertible. The Purchasers have the right to convert their notes at any time into shares of the Company's common stock. The conversion price of the notes is equal to the lesser of (i) $.09 and (ii) the average of the lowest intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 40%.

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

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the three months ended March 31, 2005, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on the entire diagnostic product group.

Results of Operations

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

         Net sales for the three months ended March 31, 2005 decreased by $55,000, or 9%, to $528,000 as compared to $583,000 for the same period of 2004. This decrease was primarily due to decreased sales of the Blood Flow Analyzer(TM) and a softening of sales of the Dicon(TM) perimeters and corneal topographers.

         For the three months ended March 31, 2005, sales from the Company's diagnostic products totaled $384,000, or 73% of total revenues, compared to $553,000, or 95% of total revenues for the same period of 2004. The remaining 27% of sales, or $146,000, during the three months ended March 31, 2005 was from parts, disposables, and service revenue.

         Sales of the P40 and P45 UBM Ultrasound Biomicroscopes were stable at $142,000 during the first quarter 2005, or 27% of total quarterly revenues, compared to $142,000, or 21% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) decreased by $89,000 to $34,000, or 6% of total revenues, for the three months ended March 31, 2005, compared to net sales of $123,000, or 21% of total revenues during the same period in 2004. Sales from the P37 A/B Scan Ocular Ultrasound Diagnostic decreased to $11,000, or 4% of total revenues, for the quarter ended March 31, 2005, down slightly compared to $36,000, or 6% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 Autoperimeters and the 200 Corneal Topographer were $186,000, or 35% of the total revenues, for the three months ended March 31, 2005, compared to $252,000, or 43% of total revenues, for the same quarter of 2004. Sales have been lower for the Company due to an industry slow down. Additionally, sales of the Blood Flow Analyzer(TM) decreased due in part from the reorganization of the Company's sales force. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the Blood Flow Aalyzer(TM).

         For the three months ended March 31, 2005, gross profit decreased by 2%, to 59% of total revenues, compared to the 61% of total revenues for the comparable period of 2004.

         Marketing and selling expenses decreased by approximately $5,000, or 3%, to $180,000, for the three months ended March 31, 2005, from $185,000 for the comparable period in 2004. The reduction was due primarily to a reduced number of sales representatives and lower travel related and associated sales expenses.

         General and administrative expenses decreased by $46,000, or 17%, to $258,000 for the three months ended March 31, 2005, from $304,000 for the comparable period in 2004. The general and administrative expense savings reflected the on-going results of the Company's cost reduction program and more aggressive budget management procedures implemented in the first quarter of 2005.

         In addition, during the first quarter of 2005, the Company issued 515,206 shares of common stock to two shareholders that had purchased shares of the Company's Series G convertible preferred stock in a private offering. Under the terms of the private offering, the Company was required to file a registration statement with the Securities and Exchange Commission for the purpose of registering the common shares issuable to the Series G preferred stockholders upon conversion of their Series G preferred shares and exercise of their warrants. The shares were issued as a penalty for the Company not having a registration statement declared effective within 120 days of the initial closing of the private offering.

         Research, development and service expenses decreased $17,000, or 8%, for the three months ended March 31, 2005 to $210,000, compared to $227,000 recorded in the same period of 2004. Much of the improvement was from the continued benefit of the reorganization of the service department initiated in the second quarter of 2004, which is yielding not only cost improvement but dramatically lower response times and enabled clean up of the service unit backlogs.

Liquidity and Capital Resources

         The Company used $197,000 cash in operating activities for the three months ended March 31, 2005, compared to $19,000 for the three months ended March 31, 2004. The increase in cash used for operating activities for the three months ended March 31, 2005 was primarily attributable to the Company's net loss and decreases in accounts payable and accrued liabilities. Net cash provided in financing activities was $136,000 for the three months ended March 31, 2005, versus cash used of $13,000 in the same period in 2004. The Company had working capital deficit of $191,000 as of March 31, 2005. In January 2005, the Company sold 2,000,000 shares of its common stock to an accredited investor for $150,000 cash. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

         As of March 31, 2005, the Company had net operating loss carry-forwards
(NOLs) of approximately $48 million. These loss carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend  for twenty  years.  The  Company's  ability  to use net  operating  loss carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

         As of March 31, 2005, the Company had accounts payable of $745,000, a significant portion of which was over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has non-cancelable capital lease obligations and operating lease obligations that require the payment of approximately $194,000 in 2005, and $14,000 in 2006.

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

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 14% of total outstanding receivables as of March 31, 2005 and 14% as of December 31, 2004. The allowance for doubtful accounts has decreased from $101,000 at December 31, 2004 to $94,000 at March 31, 2005. The deduction in the allowance for doubtful accounts was the result of the collection of no receivables previously allowed as part of the allowance for doubtful accounts and the write off of $7,000 of receivables against the allowance. The downturn in the economy worldwide has resulted in increased difficulty in collecting certain accounts. Certain international dealers have some aged unpaid invoices that have not been resolved. The Company has addressed its credit procedures and collection efforts and has instituted changes that require more payments at the time of sale through letters of credit and not on a credit term basis.

         The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the three months ended March 31, 2005, the Company had a net recovery of no receivables previously allowed, and during the three months ended March 31, 2005, the Company did not add to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,418,000 at March 31, 2005 and $1,642,000 at March 31, 2004, or approximately 65% and 65% of total inventory, respectively. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

         Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

         b) Changes in internal controls over financial reporting.

         During the quarter ended March 31, 2005, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

         On August 3, 2003, a complaint was filed against the Company by Corinne Powell, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030918364). Defendants consist of the Company and Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz, directors of the Company. The complaint alleges that at the time the Company laid off Ms. Powell on March 25, 2003, she was owed $2,030 for business expenses, $11,063 for accrued vacation days, $12,818 for unpaid commissions, the fair market value of 50,000 stock options exercisable at $5.00 per share that she claims she was prevented from exercising, attorney's fees and a continuing wage penalty under Utah law. On March 29, 2005, the Company agreed to a settlement with Ms. Powell of her claims for unpaid business expenses, accrued vacation days, and unpaid commissions by agreeing to pay her $13,000. The Company made payment to Ms. Powell for the agreed upon settlement amount.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         On January 14, 2005, the Company issued 2,000,000 shares of common stock to Dr. Endre Bodnar, an accredited investor, as defined in Section 2(15) of the Securities Act of 1933 and Rule 501 of Regulation D thereunder, through a private placement under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder at a price of $.075 per share. The Company received a total of $150,000 in cash from the private placement transaction and issued as a commission to Valvidia Trading, Inc. warrants to purchase 200,000 shares of the Company's common stock at $.15 per share, exercisable through January 14, 2008.

         On February 1, 2005, the Company issued a total of 515,206 shares of common stock to Crescent International, Ltd. and Otape Investments, Ltd. that had purchased a total of 1,981,560 shares of the Company's Series G convertible preferred stock in a private placement transaction which was initially closed on September 29, 2003. Under the terms of the private offering, the Company was required to file a registration statement with the Securities and Exchange Commission to register the common shares issuable to the Series G preferred stockholders upon conversion of their Series G preferred shares and exercise of their warrants. The 515,206 shares represented a penalty for the Company not having a registration statement declared effective within 120 days of the initial closing of the offering.

 Item 3. Defaults Upon Senior Securities

 None

 Item 4. Submission of Matters to a Vote of Security Holders

 None.

 Item 5. Other Information

         On April 27, 2005, the Company completed financing involving the sale of $2,500,000 in secured convertible notes. The notes are to be purchased in three traunches: the first traunche is in the amount of $850,000, which the Company received upon the signing of the definitive investment agreements on April 27, 2005; the second traunche in the amount of $800,000 upon the filing of a registration statement with the Securities and Exchange Commission; and the third traunche in the amount of $850,000 upon the effectiveness of the registration statement.

         Under the terms of the notes, the unpaid principal balance of notes, together with any accrued interest thereon, are due and payable three years after the date of issuance. The unpaid principal balance on the notes that were purchased on April 27, 2005 is due on April 27, 2008. Interest is payable on the notes at 8% per annum, payable quarterly in cash, with six months of interest payable up front. However, the interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0945, for each trading date during that month.

         The notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. The notes are also convertible. The Purchasers have the right to convert their notes at any time into shares of the Company's common stock. The conversion price of the notes is equal to the lesser of (i) $.09 and (ii) the average of the lowest intra-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 40%.

         The Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.09 per share. An event of default includes the failure by the Company to pay the principal or interest on the notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (ii) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; and (iii) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

         The Company also has a partial call option under the terms of the notes in any month in which the current price of its common stock is below the initial market price of $.0756. Under the terms of the partial call option, the Company has the right to pay the outstanding principal amount of the notes plus one-month's interest for that month, which will stay any conversions of the notes by the Purchasers for that month. The principal amount of the notes to be repaid is determined by dividing the then outstanding principal amount of the notes by the maturity of the notes in months, or 36.

         As further consideration to the Purchasers of the notes, the Company is required to issue warrants to the Purchaser to acquire an aggregate of 16,534,392 shares of the Company's common stock at an exercise price of $.20 per share. The warrants will have a five year term from the date of issuance, with cashless exercise permitted in the event there is not an effective registration statement registering the warrants.

         The Company is required to register the shares of its common stock issuable upon the conversion of the notes and the exercise of the warrants. The registration statement must be filed with the SEC within 60 days of the April 27, 2005 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at the option of the Company.

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

     10.33 Settlement Agreement with Innovative Optics, Inc., Barton Dietrich Investments, L.P. and United States Fire Insurance Company (22)
     10.34          Securities  Purchase  Agreement with AJW Partners,  LLC, AJW
                    Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLP (the "Purchasers")(23)
     10.35          Form  of  Callable   Secured   Convertible  Note  with  each
                    purchaser (23)
     10.36          Form of Stock Purchase Warrant with each purchaser (23)
     10.37          Security Agreement with Purchasers (23)
     10.38          Intellectual  Property  Security  Agreement  with Purchasers
                    (23)
     10.39          Registration Statement with the Purchasers (23)
     31.1 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 ----------------

     (1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
     (2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
     (3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 13, 1996.
     (4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
     (5) Incorporated by reference from Report on Form 10-QSB, as filed on November 12, 1998.
     (6) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
     (7) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
     (8) Incorporated by reference from Report on Form 10-QSB, as filed on November 1, 2000.
     (9) Incorporated by reference from Report on Form 10-KSB, as filed on April 16, 2001.
     (10) Incorporated by reference from Current Report on Form 8-K, as filed on March 5, 2002.
     (11) Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3, as filed on March 20, 2002.
     (12) Incorporated by reference from Report on Form 10-QSB, as filed on November 18, 2002.
     (13) Incorporated by reference from Registration Statement on Form SB-2, as filed on July 7, 2003.
     (14) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
     (15) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on December 15, 2003.
     (16) Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2, as filed on February 27, 2004.
     (17) Incorporated by reference from Current Report on Form 8-K, as filed on March 23, 2004.
     (18) Incorporated by reference from Report in Form 10-KSB, as filed on April 14, 2004.
     (19) Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 16, 2004.
     (20) Incorporated by reference from Amendment No. 6 to Registration Statement on Form SB-2, as filed on October 20, 2004.
     (21) Incorporated by reference from Report on Form 10-QSB, as filed on November 15, 2004.
     (22) Incorporated by reference from Current Report on Form 8-K, as filed on January 26, 2005.
     (23) Incorporated by reference from Current Report on Form 8-K, as filed on May 18, 2005.

      (b)  Reports on Form 8-K
           -------------------

              Current Report on Form 8-K, as filed on January 27, 2005. Current Report on Form 8-K, as filed on February 24, 2005

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PARADIGM MEDICAL INDUSTRIES, INC.


 May 20, 2005                          /s/ John Y. Yoon
                                       -------------------------------------
                                       John Y. Yoon
                                       President and Chief Executive Officer



 May 20, 2005                          /s/ Luis A. Mostacero
                                       -------------------------------------
                                       Luis A. Mostacero, Controller