Form 10QSB
period 2005-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2005-08-16
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2005


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ___ to ____

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

         Indicate by check mark whether the small business issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value                 28,530,074
         -----------------------------                 ----------------
                  Title of Class                       Number of Shares
                                                       Outstanding as of
                                                       June 30, 2005
         Class A Warrant to Purchase
         One Share of Common Stock                     1,000,000
         ---------------------------                   ------------------
                  Title of Class                       Number of Warrants
                                                       Outstanding as of
                                                       June 30, 2005

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2005


                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements............................................................. 1

         Condensed Balance Sheet (unaudited) - June 30, 2005.............................. 1

         Condensed Statements of Operations (unaudited) for the six months ended
         June 30, 2005 and June 30, 2004.................................................. 2

         Condensed Statements of Cash Flows (unaudited) for the six months ended
              June 30, 2005 and June 30, 2004 ............................................ 3

         Notes to Condensed Financial Statements (unaudited).............................. 4

Item 2.     Management's Discussion and Analysis or
                Plan of Operation ........................................................ 9

Item 3.     Controls and Procedures  ..................................................... 15

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings............................................................. 15

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds................... 21

Item 3.     Defaults Upon Senior Securities............................................... 21

Item 4.     Submission of Matters to a Vote of Security Holders........................... 21

Item 5.     Other Information............................................................. 21

Item 6.     Exhibits and Reports on Form 8-K.............................................. 21

Signature Page ........................................................................... 23


                        PARADIGM MEDICAL INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                  June 30, 2005
                                                                  -------------

ASSETS
Current Assets
  Cash and Cash Equivalents                                       $   1,088,000
  Receivables, Net                                                      773,000
  Inventory                                                             746,000
  Prepaid Expenses                                                       99,000
                                                                    -----------
              Total Current Assets                                    2,706,000

Intangibles, Net                                                        679,000
Property and Equipment, Net                                              66,000
                    Total Assets                                  $   3,451,000
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                          $     346,000
  Accrued Expenses                                                      762,000
  Current Portion of Long-term Debt                                      33,000
                                                                    -----------
                    Total Current Liabilities                         1,141,000
  Long-term Debt                                                      2,500,000
                                                                    -----------
               Total Liabilities (Commitment)                         3,641,000
                                                                    -----------
Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at June 30, 2005                            -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at June 30, 2005                            -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at June 30, 2005                             -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at June 30, 2005                            -
     Series E
        Authorized:  50,000 shares; issued and
        outstanding: 1,000 shares at June 30, 2005                            -
     Series F
        Authorized:  50,000 shares; issued and
        outstanding: 4,598.75 shares at June 30, 2005                         -
     Series G
        Authorized:  2,000,000 shares; issued and
        outstanding: 1,726,560 shares at June 30, 2005                    2,000
Common Stock, Authorized:
80,000,000 shares, $.001 par value; issued and
outstanding: 28,530,074 at June 30, 2005                                 28,000
Additional paid-in-capital                                           60,187,000
Accumulated Deficit                                                 (60,407,000)
                                                                  -------------
                      Total Stockholders' Equity                       (190,000)
                                                                  -------------
                 Total Liabilities and Stockholders' Equity       $   3,451,000
                                                                  =============

            See accompanying notes to condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30
                                                          2005          2004         2005            2004
                                                     -------------------------------------------------------
Sales                                                $     885,000  $    806,000  $  1,413,000  $  1,389,000

Cost of Sales                                              478,000       273,000       692,000       501,000
                                                     -------------  ------------  ------------  ------------

                   Gross Profit                            407,000       533,000       721,000       888,000

Operating Expenses:
  Marketing and Selling                                    187,000       164,000       365,000       349,000
  General and Administrative                               390,000       139,000       652,000       445,000
  Research, development and service                        248,000       153,000       459,000       380,000
                                                     -------------  ------------  ------------  ------------

                  Total Operating Expenses                 825,000       456,000     1,476,000     1,174,000
                                                     -------------  ------------  ------------  ------------

Operating Income (Loss)                                   (418,000)       77,000      (755,000)     (286,000)

Other Income and (Expense):
  Interest Expense                                         (16,000)       (7,000)      (20,000)      (12,000)
  Financing Costs                                       (2,851,000)            -    (2,854,000)        5,000
  Other Income                                               9,000             -        28,000             -
                                                     -------------  ------------  ------------  ------------

    Total Other Income and (Expense)                    (2,858,000)       (7,000)   (2,846,000)       (7,000)
                                                     -------------  ------------  ------------  ------------
Net Income (Loss) Before Provision
    for Income Taxes                                    (3,276,000)       70,000    (3,601,000)     (293,000)

Income Taxes                                                     -             -             -             -
                                                     -------------  ------------  ------------  ------------

Net Income (Loss)                                    $  (3,276,000) $    (70,000) $ (3,601,000) $   (293,000)
                                                     =============  ============  ============  ============
Net Loss Per Common Share
      - Basic and Diluted                            $        (.12) $       (.00) $       (.13) $       (.01)
                                                     =============  ============  ============  ============
Weighted Average Outstanding
    Shares - Basic and Diluted                          28,362,000    25,373,000    27,745,000    25,373,000
                                                     =============  ============  ============  ============


            See accompanying notes to condensed financial statements.

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Six Months Ended June 30,
                                                                        2005              2004
                                                                    -------------------------------
Cash Flows from Operating Activities:
-------------------------------------
  Net Loss                                                          $  (3,601,000)     $   (293,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                                       43,000            81,000
       Issuance of Common Stock for Satisfaction of Penalty                52,000                 -
       Issuance of Common Stock for Services                               22,000                 -
       Beneficial Conversion Interest                                   2,009,000                 -
       Issuance of Stock Options and Warrants for Services                491,000                 -
       Increase/decrease in Inventory Reserve                             (48,000)                -
       Provision for Losses on Receivables                                (81,000)                -
       Loss of Disposal of Assets                                               -             6,000

(Increase) Decrease from Changes in:
       Trade Accounts Receivable                                          (36,000)          262,000
       Inventories                                                         21,000           202,000
       Prepaid Expenses                                                   (35,000)           94,000
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                            (406,000)           18,000
       Accrued Expenses and Deposits                                      (96,000)         (379,000)
                                                                     ------------      ------------

       Net Cash Used in Operating Activities                           (1,665,000)           (9,000)
                                                                     ------------      ------------

Cash Flow from Investing Activities:
------------------------------------
  Proceeds from Sale of Assets                                                  -             6,000
                                                                     ------------      ------------

  Net Cash Used in Investing Activities                                         -             6,000
                                                                     ------------      ------------

Cash Flows from Financing Activities:
-------------------------------------
  Principal Payments on Notes Payable                                     (28,000)          (27,000)
  Proceeds from Issuance of Common Stock                                  150,000                 -
  Proceeds from Issuances of Convertible Notes                          2,500,000                 -
                                                                     ------------      ------------

  Net Cash (Used) Provided by Financing Activities                      2,622,000           (27,000)
                                                                     ------------      ------------

  Net Increase in Cash and Cash Equivalents                               957,000           (30,000)

Cash and Cash Equivalents at Beginning of Period                          131,000           132,000
                                                                     ------------      ------------

Cash and Cash Equivalents at End of Period                           $  1,088,000      $    102,000
                                                                     ============      ============

Supplemental Disclosure of Cash Flow Information:
  Cash Paid for Interest                                             $      7,000      $     12,000
                                                                     ============      ============
  Cash Paid for Income Taxes                                         $          -      $          -
                                                                     ============      ============

                 See accompanying notes to financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Significant Accounting Policies
-------------------------------

         The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

Net Loss Per Share
------------------

         Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 25,295,000 and 5,879,000 shares of common stock and preferred stock convertible into 2,047,000 and 2,302,000 shares of common stock at June 30, 2005 and 2004, respectively, have not been included in loss periods because they are anti-dilutive.

         For the six months ended June 30, 2005, the options and warrants to purchase 25,295,000 shares of common stock were excluded because of the treasury stock method.

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and six month periods ended June 30, 2005 and June 30, 2004:

                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                                2005          2004         2005            2004
                                                           --------------------------     ------------------------
Basic weighted average shares outstanding                   28,362,000     $25,373,000    27,745,000   $25,373,000
Common stock equivalents - convertible preferred stock       2,047,000       2,302,000             -             -
                                                           -----------     -----------    ----------   -----------

Diluted weighted average shares outstanding                 30,409,000      27,675,000    27,745,000    25,373,000
                                                           ===========      ==========    ==========   ===========

Convertible Notes
-----------------

         To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in callable secured convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of the callable secured convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $2,500,000 as follows:

         o    $850,000 was disbursed on April 27, 2005;
         o $800,000 was disbursed on June 23, 2005 after filing a registration statement on June 22, 2005, which covered the shares of common stock underlying the callable secured convertible notes and the warrants; and
         o $850,000 was disbursed on June 30, 2005, upon the effectiveness of the registration statement on June 29, 2005, which covered the shares of common stock underlying the callable secured convertible notes and the warrants.

         Each closing under the securities purchase agreement was subject to the following conditions:

         o The Company delivered to the investors duly executed callable secured convertible notes and warrants;
         o No litigation, statute, regulation or order had been commenced, enacted or entered by or in any court, governmental authority or any self-regulatory organization that prohibits consummation of the transactions contemplated by the securities purchase agreement; and
         o No event occurred that could reasonably be expected to have a material adverse effect on the Company's business.

         The Company also agreed not, without the prior written consent of a majority-in-interest of the investors, to negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning April 27, 2005 and ending on the later of (A) 270 days from April 27, 2005, and (B) 180 days from the date the registration statement is declared effective.

         In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning April 27, 2005 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro-rata share (based on the ratio of each investor's purchase under the Securities Purchase Agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

         The callable secured convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0945, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The callable secured convertible notes mature in three years from the date of issuance, and are convertible into our common stock at the selling stockholders' option, at the lower of (i) $.09 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

         The callable secured convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding callable secured convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.09 per share. An event of default includes the failure by the Company to pay the principal or interest on the callable secured convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the callable secured convertible notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes;
(ii) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; and
(iii) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

         The warrants are exercisable until five years from the date of issuance at a purchase price of $.20 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the callable secured convertible notes issued pursuant to the Securities Purchase Agreement.

         The selling stockholders have agreed to restrict their ability to convert their callable secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the selling stockholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes.

         The Company is required to register the shares of its common stock issuable upon the conversion of the callable secured convertible notes and the exercise of the warrants. The registration statement must be filed with the Securities and Exchange Commission within 60 days of the April 27, 2005 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the callable secured convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at our option. The Company filed a registration statement with the Securities and Exchange Commission on June 22, 2005 to register the shares of common stock issuable upon the conversion of the callable secured convertible notes and the exercise of the warrants. The registration statement was declared effective on June 29, 2005.

         As of June 30, 2005, the average of the three lowest intraday trading prices of our common stock during the preceding 20 trading days as reported on the OTC Bulletin Board was $.05 and, therefore, the conversion price for the callable secured convertible notes was $.03. Based on this conversion price, the $2,500,000 callable secured convertible notes, excluding interest, were convertible into 83,333,333 shares of our common stock. As of June 24, 2005, none of the callable secured convertible notes had been converted.

         Since June 30, 2005, a total of $170,610 in callable secured convertible notes have been converted into 7,160,000 shares of the Company's common stock pursuant to notices of conversion from The NIR Group. The dates of these notices of conversion, the amount of the notes converted, the conversion price of the notes converted, and the shares issued to the noteholders upon conversion were as follows:

                                                           Shares Issued to
Date of Notice      Amount of Notes     Conversion Price     Noteholders
of Conversion          Converted            of Notes       Upon Conversion
--------------      ---------------     ----------------   ----------------

July 7, 2005          $   39,900           $.0285             1,400,000
July 14, 2005             40,460            .0289             1,400,000
July 20, 2005             32,110            .0247             1,300,000
July 26, 2005             29,682            .0194             1,530,000
July 29, 2005             28,458            .0186             1,530,000
August 5, 2005            22,032            .0144             1,530,000
                      ----------                              ---------
     Total            $192,642                                8,690,000

Preferred Stock Conversions
---------------------------

         Under the Company's Articles of Incorporation, holders of the Company's Class A and Class B preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the six months ended June 30, 2005, no shares of Series A preferred stock and no shares of Series B preferred stock were converted to the Company's common stock.

         Holders of Series D preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the six months ended June 30, 2005, no shares of Series D preferred stock were converted to the Company's common stock.

         Holders of Series E preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the six months ended June 30, 2005, no shares of Series E preferred stock were converted to the Company's common stock.

         Holders of Series F preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the six months ended June 30, 2005, no shares of Series F preferred stock were converted to shares of the Company's common stock.

         Holders of Series G preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the six months ended June 30, 2005, no shares of Series G preferred stock were converted to shares of the Company's common stock.

Warrants
--------

         The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes option pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date. As a result of the financing the Company completed on April 27, 2005 involving the sale of 2,500,000 in callable secured convertible notes, the Company granted warrants to purchase 16,534,392 shares of its common stock. The warrants have an exercise price of $.20 per share and expire on April 7, 2010.

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

                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                     2005             2004          2005           2004
                                                  ---------------------------    ---------------------------
Net income (loss) - as reported                   $(3,276,000)   $   70,000     $ (3,601,000)     $(293,000)

Deduct:  total stock-based employee
compensation determined under fair value
based method for all awards, net of
related tax effects                                  (573,000)     (109,000)        (657,000)      (210,000)

Net loss - pro forma                              $(3,849,000)   $  (39,000)    $ (4,258,000)     $(503,000)
                                                  ===========    ==========     ============      ==========

Earnings per share:
     Basic and diluted - as reported              $     (0.12)   $    (0.00)    $      (0.13)     $   (0.01)
     Basic and diluted - pro forma                $     (0.14)   $    (0.00)    $      (0.15)     $   (0.02)

Related Party Transactions
--------------------------

         Payments for legal services to the law firm of which the Company's Chairman of the Board of Directors is President, a director and a shareholder were approximately $180,000 and $20,000 for the three months ended June 30, 2005 and 2004, respectively. In addition, on April 7, 2005, the Company issued 250,000 registered shares of common stock to such law firm in payment of $22,500 in legal services.

Accrued Expenses
----------------

Accrued expenses consist of the following at June 30, 2005:

        Accrued consulting and litigation reserve                    $  467,000
        Accrued payroll and employee benefits                           120,000
        Sales taxes payable                                              10,000
        Customer deposits                                                23,000
        Accrued royalties                                                16,000
        Deferred revenue                                                  2,000
        Warranty and return allowance                                    96,000
        Other accrued expenses                                           28,000
                                                                     ----------
         Total                                                       $  762,000
                                                                     ==========

Stockholders' Equity
--------------------

         On January 14, 2005, the Company issued 2,000,000 shares of common stock to an accredited investor through a private placement at a price of $0.75 per share. The Company received a total of $150,000 in cash from the private placement transaction and issued as a commission warrants to purchase 200,000 shares of the Company's common stock at $.15 per share.

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

         On April 7, 2005, the Company issued 250,000 registered shares of common stock to the law firm of Mackey Price Thompson & Ostler in payment of legal services that the law firm provided to the Company in the amount of $22,500.

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

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the three months ended June 30, 2005, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on the entire diagnostic product group.

Results of Operations

         Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

         Net sales for the three months ended June 30, 2005 increased by $79,000, or 10%, to $885,000 as compared to $806,000 for the same period of 2004. This increase was primarily due to improved sales of ultrasound biomicroscopes.

         For the three months ended June 30, 2005, sales from the Company's diagnostic products totaled $789,000, or 89% of total revenues, compared to $699,000, or 83% of total revenues for the same period of 2004. The remaining 11% of sales, or $97,000, during the three months ended June 30, 2005 was from parts, disposables, and service revenue.

         Sales of the P40 and P45 UBM Ultrasound Biomicroscopes increased to $535,000 during the second quarter of 2005, or 60% of total quarterly revenues for the period, compared to $125,000, or 15% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) decreased by $139,000 to $29,000, or 3% of total revenues, for the three months ended June 30, 2005, compared to net sales of $168,000, or 20% of total revenues, during the same period in 2004. Sales from the P37 A/B Scan Ocular Ultrasound Diagnostic decreased to $59,000, or 7% of total revenues, for the three month period ended June 30, 2005, down slightly compared to $95,000, or 11% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 Autoperimeters and the 200 Corneal Topographer were $166,000, or 19% of the total revenues, for the three months ended June 30, 2005, compared to $311,000, or 39% of total revenues, for the same period of 2004.

         Sales have increased based on the emphasis on the UBM ultrasound biomicroscope line. Both the strong sales of the existing line comprised of the P40 and P45 Ultrasound Biomicroscopes and the related P37 Ultrasound
Biomicroscope, as well as the introduction of the new P60 Ultrasound Biomicroscope contributed to the overall sales figure. This increase was partially offset by lower sales of the Blood Flow Analyzer(TM), which continue to lag. Part of this decrease was due to the reorganization of the Company's sales force. The Company plans to increase its efforts to address this area of lagging sales of the Blood Flow analyzer(TM) by revisiting the product strategy, seeking greater support in the medical literature, and revisiting studies conducted in the past demonstrating the clinical efficacy of the product.

         For the three months ended June 30, 2005, gross profit decreased by 20%, to 46% of total revenues, compared to the 66% of total revenues for the comparable period of 2004.

         Marketing and selling expenses increased by approximately $23,000, or 14%, to $187,000, for the three months ended June 30,2005, from $164,000 for the comparable period in 2004. The increase was primarily due to marketing activities surrounding the introduction of the P60 UBM Ultrasound Biomicroscope, including recruiting independent sales representatives and marketing expenses.

         General and administrative expenses increased by $251,000, or 181%, to $390,000 for the three months ended June 30, 2005, from $139,000 for the comparable period in 2004. This increase was primarily due to a reduction in the warranty reserve for the quarter ended June 30, 2004, which reduced general and administrative expenses by $308,000 for that period.

         Financing costs were $2,851,000 for the three months ended June 30, 2005 compared to no financing costs for the same period of 2004. This expense was unusually high for the three months ended June 30, 2005 as a result of accounting for the sale of $2,500,000 in callable secured convertible notes entirely as a one-time expense plus closing costs related to the sale of the notes for the second quarter of 2005.

         In addition, during the three months ended June 30, 2005, the Company issued 250,000 registered shares of common stock to a law firm in payment for legal services that the law firm provided to the Company in the amount of $22,500. Randall A. Mackey, the Company's Chairman is President, a director and a shareholder of such law firm.

         Research, development and service expenses increased $95,000, or 62%, for the three months ended June 30, 2005 to $248,000, compared to $153,000 for the same period of 2004. This increase reflects the addition of staff and additional engineering expenses related to the introduction of the P60 UBM Ultrasound Biomicroscope.

         Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

         Net sales for the six months ended June 30, 2005 increased by $24,000, or 2%, to $1,413,000 as compared to $1,389,000 for the same period of 2004. This increase was primarily due to increased sales of the Company's ultrasound biomicroscopes offset by a reduction in the sales of the Blood Flow Analyzer(TM) and the Dicon(TM) perimeters and corneal topographers. Second quarter sales reflected positive signs of growth, offsetting a slow first quarter.

         For the six months ended June 30, 2005, sales from the Company's diagnostic products totaled $1,172,000, or 83% of total revenues, compared to $1,253,000, or 90% of total revenues, for the same period of 2004. The remaining 17% of sales, or $242,000, during the six months ended June 30, 2005 was from parts, disposables, and service revenue.

         Sales of the P40 and P45 UBM Ultrasound Biomicroscopes increased to $677,000 during the six months ended June 30, 2005, or 48% of total quarterly revenues for the period, compared to $267,000, or 19% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) decreased by $229,000 to $63,000, or 4% of total revenues, for the six months ended June 30, 2005 compared to net sales of $292,000, or 21% of total revenues, during the same period in 2004. Sales from the P37 A/B Scan Ocular Ultrasound Diagnostic decreased to $80,000, or 6% of total revenues, for the six month period ended June 30, 2005, down slightly compared to $131,000, or 9% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 Autoperimeters and the 200 Corneal Topographer were $352,000, or 25% of the total revenues, for the six months ended June 30, 2005, compared to $563,000, or 41% of total revenues, for the same period of 2004.

         Sales have been relatively stable for the six months ended June 30, 2005 as the Company's older product lines have faced increased competition. The existing ultrasound biomicroscopes, the P40 and P45, have realized strong increases as a result of an increase sales by the Company's international distributors. Additionally, introduction of the P60 UBM Ultrasound Biomicroscope continues to reinforce the Company's position as a leader in ultrasound microscopes, as well as providing the Company with a new, state of the art product. The Company is addressing the slowdown in the sales of the Blood Flow Analyzer(TM) and other diagnostic products with product development activities. In the case of the Blood Flow Analyzer(TM), the Company plans to take a more assertive position in promoting the therapeutic benefits to the user community to increase support.

         For the six months ended June 30, 2005, gross profit decreased by 19%, to 51% of total revenues, compared to 64% of total revenues for the comparable period of 2004.

         Marketing and selling expenses increased by $16,000, or 5%, to $365,000, for the six months ended June 30 2005, from $349,000 for the comparable period in 2004. The increase was due primarily to marketing activities surrounding the introduction of the P60 UBM Biomicroscope, including recruiting independent sales representatives and marketing expenses.

         General and administrative expenses increased by $207,000, or 47%, to $652,000 for the six months ended June 30, 2005, from $445,000 for the comparable period in 2004. This increase was primarily due to a reduction in the warranty reserve for the six months ended June 30, 2004, which reduced general and administrative expenses by $308,000 for the six month period.

         Financing costs were $2,854,000 for the six months ended June 30, 2005 compared to no financing costs for the same period of 2004. This unusually high financing cost reflected the one-time expense of $2,500,000 from accounting for the sale of $2,500,000 in callable secured convertible notes entirely as a one-time expense plus closing costs related to the sale of the notes for the six months ended June 30, 2005.

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

         Furthermore, during the second quarter of 2005, the Company issued 250,000 registered shares of common stock to a law firm in payment for legal services that the law firm provided to the Company in the amount of $22,500. Randall A. Mackey, the Company's Chairman is President, a director and a shareholder of such law firm.

         Research, development and service expenses increased by $79,000, or 21%, for the six months ended June 30, 2005 to $459,000, compared to $380,000 recorded in the same period of 2004. Service and engineering cost reductions accounted for most of this cost savings. This reduction is also in view of additional expenditures in developing and introducing the P60 Ultrasound Microscopes.

Liquidity and Capital Resources

         The Company used $1,665,000 in cash in operating activities for the six months ended June 30, 2005, compared to $9,000 for the six months ended June 30, 2004. The increase in cash used for operating activities for the six months ended June 30, 2005 was primarily attributable to the Company's sale of $2,500,000 in callable secured convertible notes to investors. The Company received no return from investing activities during the six months ended June 30, 2005 compared to the receipt of $6,000 in cash from investing during the same period of 2004. Net cash provided in financing activities was $2,622,000 for the six months ended June 30, 2005, versus cash used of $27,000 in the same period in 2004. The Company had working capital of $1,565,000 as of June 30, 2005. In January 2005, the Company sold 2,000,000 shares of its common stock to an accredited investor for $150,000 in cash. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

         As of June 30, 2005, the Company had net operating loss  carry-forwards
(NOLs) of approximately $51 million. These loss carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend  for twenty  years.  The  Company's  ability  to use net  operating  loss carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

         As of June 30, 2005, the Company had accounts payable of $346,000, a significant portion of which was over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has non-cancelable capital lease obligations and operating lease obligations that require the payment of approximately $194,000 in 2005, and $14,000 in 2006.

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

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 3% of total outstanding receivables as of June 30, 2005 and 14% as of December 31, 2004. The allowance for doubtful accounts has decreased from $101,000 at December 31, 2004 to $20,000 at June 30, 2005. The reduction in the allowance for doubtful accounts was the result of the collection of no receivables previously allowed as part of the allowance for doubtful accounts and the write off of $81,000 of receivables against the allowance. The downturn in the economy worldwide has resulted in increased difficulty in collecting certain accounts. Certain international dealers have some aged, unpaid invoices that have not been resolved. The Company has addressed its credit procedures and collection efforts and has instituted changes that require more payments at the time of sale through letters of credit and not on a credit term basis.

         The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the six months ended June 30, 2005, the Company had a net recovery of no receivables previously allowed, and during the six months ended June 30, 2005, the Company did not add to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,371,000 at June 30, 2005 and $1,560,000 at June 30, 2004, or approximately 65% and 66% of total inventory, respectively. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

         In  December  2004,  the FASB issued FASB  Statement  No. 123  (revised
2004), "Share-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b)
liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

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

         Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

         b) Changes in internal controls over financial reporting.

         During the three months ended June 30, 2005, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         On May 14, 2003, a complaint was filed in the United States District Court, District of Utah, captioned Richard Meyer, individually and on behalf of all others similarly suited v. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle and John Hemmer, Case No. 2:03 CV00448TC. The complaint also indicated that it is a "Class Action Complaint for Violations of Federal Securities Law and Plaintiffs Demand a Trial by Jury." The Company has retained legal counsel to review the complaint, which appears to be focused on alleged false and misleading statements pertaining to the Blood Flow Analyzer(TM) and concerning a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation.

         More specifically, the complaint alleged that the Company falsely stated in its Securities and Exchange Commission filings and press releases that it had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association for reimbursement to doctors in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for use of the Blood Flow Analyzer(TM). According to the complaint, the CPT code was critical. Without a reimbursement code, physicians would not purchase the Blood Flow Analyzer(TM) because they could not receive compensation for performance of medical procedures using the medical device. The complaint further contends that the Company never received the CPT code from the American Medical Association at any time. Nevertheless, it is alleged that the Company continued to misrepresent in its SEC filings and press releases that it had received the CPT code. It is also alleged that the Company have never made a full, corrective disclosure with respect to this alleged misstatement.

         The complaint also alleged that on July 11, 2002, the Company issued a press release falsely announcing that it had received a purchase order from Valdespino Associates Enterprises and Westland Financial Corporation for 200 sets of its entire portfolio of products, with $70 million in systems to be delivered over a two-year period, then another $35 million of orders to be completed in the third year. The complaint further alleged that the Company had never received a true purchase order for its products. As a result of these alleged misstatements, the complaint contends that the price of the Company's shares of common stock was artificially inflated during the period from April 25, 2001 through May 14, 2003, and the persons who purchased or retained the Company's common shares during that period suffered substantial damages. The complaint requests judgment for unspecified damages, together with interest and attorney's fees.

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

         The cases requested judgment for unspecified damages, together with interest and attorney's fees. These cases have now been consolidated with the Meyer case into a single action, captioned In re: Paradigm Medical Industries Securities Litigation, Case No. 03-CV-448TC. The law firm of Milberg Weiss Bershad & Schulman LLP is representing purchasers of the Company's securities in the consolidated class action. On June 28, 2004, a consolidated amended class action complaint was filed on behalf of purchasers of the Company's securities. The consolidated complaint is similar to the three class action complaints and alleges that the Company made false representations regarding the CPT code for the Blood Flow Analyzer(TM), but it includes additional allegations that the Company failed to disclose in a timely manner that doctors were being denied reimbursement for procedures performed with the Blood Flow Analyzer(TM). The consolidated complaint also alleges that the Company made false statements regarding the purchase order from Westland Financial Corporation and Valdespino Associates Enterprises. The Company believes the consolidated complaint is without merit and intends to vigorously defend and protect its interests in the case.

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

         The Company has paid $50,000 to U.S. Fire toward satisfaction of the $250,000 retention that is applicable to the consolidated cases. The Company advised U.S. Fire that it could not pay the $250,000 retention due to its current financial circumstances. As a consequence, on January 8, 2004, the Company entered into a non-waiver agreement with U.S. Fire in which U.S. Fire agreed to fund and advance the Company's retention obligation in consideration for which the Company agreed to reimburse U.S. Fire the sum of $5,000 a month, for a period of six months, with the first of such payments due on February 15, 2004. Thereafter, commencing on August 15, 2004, the Company is required to reimburse U.S. Fire the sum of $10,000 per month until the entire amount of $250,000 has been reimbursed to U.S. Fire. The Company has made payments to U.S. Fire in the aggregate amount of $50,000, of which a payment of $20,000 was made on July 1, 2005, leaving a remaining retention obligation to U.S. Fire of $200,000.

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

         The complaint also claims that 491,250 of the shares issued to Innovative in the asset purchase transaction were not issued on a timely basis and the Company also did not file a registration statement with the Securities and Exchange Commission within five months of the closing date of the asset purchase transaction. As a result, the complaint alleged that the value of the shares of the Company's common stock issued to Innovative in the transaction declined, and Innovative and Barton suffered damages in an amount to be proven at trial. The Company filed an answer to the complaint and also filed counterclaims against Innovative and Barton for breach of contract. The Company believes the complaint is without merit and intends to vigorously defend and protect its interests in the action. If the Company is not successful in defending and protecting its interests in this action, resulting in a judgment against the Company for substantial damages, and U.S. Fire denies coverage in the litigation under the Directors and Officers Liability and Company Reimbursement Policy, the Company would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.

         On October 14, 2003, an action was filed in the Third Judicial District Court, Salt Lake County, State of Utah, captioned Albert Kinzinger, Jr., individually and on behalf of all others similarly situated vs. Paradigm Medical Industries, Inc., Thomas Motter, Mark Miehle, Randall A. Mackey, and John Hemmer, Case No. 030922608. The complaint also indicated that it was a "Class Action Complaint for Violations of Utah Securities Laws and Plaintiffs Demand a Trial by Jury." The Company retained legal counsel to review the complaint, which appears to be focused on alleged false or misleading statements pertaining to the Blood Flow Analyzer(TM). More specifically, the complaint alleged that the Company falsely stated in Securities and Exchange Commission filings and press releases that it had received authorization to use an insurance reimbursement CPT code from the CPT Code Research and Development Division of the American Medical Association in connection with the Blood Flow Analyzer(TM), adding that the CPT code provides for a reimbursement to doctors of $57.00 per patient for the Blood Flow Analyzer(TM).

         The purpose of these statements, according to the complaint, was to induce investors to purchase shares of the Company's Series E preferred stock in a private placement transaction at artificially inflated prices. The complaint contends that as a result of these statements, the investors that purchased shares of its Series E preferred stock in the private offering suffered substantial damages to be proven at trial. The complaint also alleged that the Company sold Series E preferred shares without registering the sale of such shares or obtaining an exemption from registration. The complaint requests rescission, compensatory damages and treble damages, including interest and attorneys' fees. The Company filed an answer to the complaint. The Company believes the complaint is without merit and intends to vigorously defend its interests in the action. If the Company is not successful in defending and protecting its interests in the action, resulting in a judgment against it for substantial damages, and U.S. Fire denies coverage in the litigation under the Directors and Officers Liability and Company Reimbursement Policy, the Company would not be able to pay such liability and, as a result, would be forced to seek bankruptcy protection.

         On January 26, 2005, the Company completed a written settlement agreement to settle the lawsuit that Innovative Optics, Inc. and Barton Dietrich Investments, L.P. brought against the Company and its former executive officers. Under the terms of the settlement, U.S. Fire agreed to pay Innovative Optics, Inc. and Barton Dietrich Investments, L.P. the sum of $367,500 in cash. Payment of this amount is contingent, however, upon the courts in the federal and state class action lawsuits granting final approval of the settlements reached in those respective actions, and such orders becoming final and not appealable.

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

         As a condition to the settlement agreements to settle the federal and state court class action lawsuits, the courts in such lawsuits must have entered orders granting final approval of the settlements reached in those respective actions, and such orders must have become final and non-appealable. On March 3, 2005, the federal court entered an order granting preliminary approval of the settlement in the federal court class action lawsuit and providing for notice to be sent to potential class members. The federal court has set a hearing for August 25, 2005 to consider granting final approval of the federal court class action settlement. On April 18, 2005, a hearing was held in the state court and the court entered a minute entry granting preliminary approval of the settlement in the state court class action lawsuit. The state court has set a hearing for August 18, 2005 to consider granting final approval of the state court class action settlement.

         As a further condition to the settlement agreements to settle the federal and state court class action lawsuits, both settlement agreements provided that U.S. Fire must not have exercised its option to terminate the settlement agreements. U.S. Fire has the option to terminate the settlement agreements if the cumulative dollar value of the claims held by individuals or entities that "opt out" of the federal and state class action lawsuits exceeds $250,000. If such "opt outs" exceed $250,000, however, plaintiffs in the federal and state court class action lawsuits will have five days to cure by reducing the amount of "opt outs" to less than $250,000.

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

         Under the terms of the settlement agreements regarding the federal and state court class action lawsuits and the lawsuit that Innovative Optics, Inc. and Barton Dietrich Investors, L.P. brought against the Company and its former executive officers, U.S. Fire has agreed to pay a total of $2,500,000 in cash to the classes in the class action lawsuits and to Innovative Optics, Inc. and Barton Dietrich Investments, L.P. in settlement of these lawsuits. Under the terms of settlement, Paradigm Medical is to pay U.S. Fire the sum of $200,000 representing the remaining amount owing under the $250,000 retention obligation in the insurance policy, and to execute a policy release in favor of U.S. Fire as to coverage under the insurance policy.

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

         On May 25, 2004,  an action was brought  against the Company by Jeffrey
F. Poore, former President and Chief Executive Officer of the Company, in the Third Judicial District Court of Salt Lake County, State of Utah (Civil No. 040910875). The complaint alleges that the Company unlawfully terminated the written employment agreement between Mr. Poore and the Company. As a result, Mr. Poore demanded judgment against the Company for $350,000, representing his annual salary for the two remaining years under the employment agreement, for money judgment based on the value of his benefits for the two remaining years under the employment agreement, including profit sharing plans, 401(k) and cafeteria plans, health, hospitalization, dental, disability and other insurance plans canceled by the Company, and for money judgment equal to the value of the stock options granted to him under the employment agreement. The Company disputes the amounts allegedly owed in the complaint and believes that there was a sufficient basis to terminate Mr. Poore's employment for cause under the terms of the employment agreement. Accordingly, the Company intends to vigorously defend against the action.

         On August 9, 2004, a third party complaint was brought against the Company by Wakefield Eye Center and Dr. Kenneth C. Westfield (collectively "Westfield"). The original action was brought by American Express Business Finance Corporation against Westfield on May 27, 2004 in the District Court, Clark County, State of Nevada (Civil No. A486307, Dept. No. XXI) concerning the financing of the purchase of a Blood Flow Analyzer(TM) involving Westfield Eye Center. The transaction took place during the latter half of 2001. Westfield takes the position that if there is liability of Westfield to American Express this liability is ultimately the Company's and the other third-party defendants. The amount being sought against Westfield by American Express in the original action includes the sum of $29,765.83, together with interest and attorney's fees. Westfield's alleged claims against the Company include fraud, breach of contract, promissory estoppel, declaratory relief, negligence, negligent supervision, damages for injuries resulting from actions of employee/contractor, wilful and wanton misconduct, conspiracy, and breach of fiduciary duty as well as costs and attorney's fees. Westfield also seeks punitive damages. The Company has filed an answer to the third party complaint in which the Company denies liability. Formal discovery in the matter involving us has commenced. The case has been referred to arbitration. The Company intends to vigorously defend the action.

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

 Exhibit
   No.                     Document Description
 -------                   --------------------

2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1           Certificate of Incorporation(1)
3.2           Amended Certificate of Incorporation(9)
3.3           Bylaws(1)
4.1           Specimen Common Stock Certificate (2)
4.2           Specimen Class A Warrant Certificate(2)
4.3           Form of Class A Warrant Agreement(2)

4.4           Specimen Series C Convertible Preferred Stock Certificate(3)
4.5 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(3)
4.6           Specimen Series D Convertible Preferred Stock Certificate (4)
4.7 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (5)
4.8           Warrant to Purchase Common Stock with Cyndel & Co. (4)
4.9           Warrant to Purchase Common Stock with Dr. Michael B. Limberg (7)
4.10          Warrant  to  Purchase  Common  Stock  with KSH  Investment  Group,
              Inc.(8)
4.11 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (12)
10.1          Exclusive Patent License Agreement with PhotoMed(1)
10.2          Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3          1995 Stock Option Plan (1)
10.4          Stock Purchase  Agreement with Ocular Blood Flow, Ltd. and Malcolm
              Redman (5)
10.5          Consulting Agreement with Malcolm Redman (5)
10.6          Royalty Agreement with Malcolm Redman (5)
10.7          Registration Rights with Malcolm Redman (5)
10.8          Termination of Employment Agreement with Mark R. Miehle(10)
10.9          Consulting Agreement with Mark R. Miehle(10)
10.10         Employment Agreement with Jeffrey F. Poore (11)
10.11         License Agreement with Sunnybrook Health Science Center(13)
10.12         Major Account Facilitator Contract(13)
10.13         Mutual Release with Douglas A. MacLeod, M.D. and Others(13)
10.14         Purchase Agreement with American Optisurgical, Inc.(13)
10.15         Purchase Order with Westland Financial Corporation(14)
10.16         Non-Waiver Agreement with United States Fire Insurance Company(14)
10.17         Employment Agreement with John Y. Yoon(15)
10.18         Consulting Agreement with Dr. John Charles Casebeer(16)
10.19         Stock Purchase and Sale Agreement with William Ungar (17)
10.20         Employment Agreement with Aziz A. Mohabbat (18)
10.21         Investment  Banking Agreement with Alpha Advisory  Services,  Inc.
              (19)
10.22         Manufacturing and Distribution Agreement with E-Technologies, Inc.
              (19)
10.23 Settlement Agreement with Innovative Optics, Inc., Barton Dietrich Investments, L.P. and United States Fire Insurance Company (20)
10.24         Securities   Purchase  Agreement  with  AJW  Partners,   LLC,  AJW
              Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLP (the "Purchasers")(21)
10.25         Form of Callable Secured Convertible Note with each purchaser(21)
10.26         Form of Stock Purchase Warrant with each purchaser(21)
10.27         Security Agreement with Purchasers(21)
10.28         Intellectual Property Security Agreement with Purchasers(21)
10.29         Registration Statement with the Purchasers(21)
10.30         Stock Purchase Agreement with Mackey Price Thompson & Ostler (22)
31.1          Certification  pursuant to 18 U.S.C.  Section  1350, as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002
31.2          Certification  pursuant to 18 U.S.C.  Section  1350, as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------
(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(4) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(5) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(8) Incorporated by reference from Report on Form 10-KSB, as filed on April 16, 2001.
(9) Incorporated by reference from Current Report on Form 8-K, as filed on March 5, 2002.
(10) Incorporated by reference from Report on Form 10-QSB, as filed on November 18, 2002.
(11) Incorporated by reference from Registration Statement on Form SB-2, as filed on July 7, 2003.
(12) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.

(13) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on December 15, 2003.
(14) Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2, as filed on February 27, 2004.
(15) Incorporated by reference from Current Report on Form 8-K, as filed on March 23, 2004.
(16) Incorporated by reference from Report in Form 10-KSB, as filed on April 14, 2004.
(17) Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 16, 2004.
(18) Incorporated by reference from Amendment No. 6 to Registration Statement on Form SB-2, as filed on October 20, 2004.
(19) Incorporated by reference from Report on Form 10-QSB, as filed on November 15, 2004.
(20) Incorporated by reference from Current Report on Form 8-K, as filed on January 26, 2005.
(21) Incorporated by reference from Current Report on Form 8-K, as filed on May 18, 2005.
(22) Incorporated by reference from Registration Statement on Form SB-2, as filed on June 22, 2005.

      (b)  Reports on Form 8-K
           -------------------

              Current Report on Form 8-K, as filed on May 18, 2005.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PARADIGM MEDICAL INDUSTRIES, INC.


 August 15, 2005                    /s/ John Y. Yoon
                                    ----------------------------------------
                                    John Y. Yoon
                                    President and Chief Executive Officer



 August 15, 2005                    /s/ Luis A. Mostacero
                                    ----------------------------------------
                                    Luis A. Mostacero, Controller, Treasurer
                                    and Secretary