Form 10QSB
period 2005-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2005-11-21
CIK 916444

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.

                                FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For Quarter Ended September 30, 2005

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ___ to _____

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.001 par value                           52,960,074
          Title of Class                                 ------------------
                                                           Number of Shares
                                                          Outstanding as of
                                                         September 30, 2005
     Class A Warrant to Purchase
     One Share of Common Stock                                1,000,000
     -------------------------                           ------------------
          Title of Class                                 Number of Warrants
                                                          Outstanding as of
                                                         September 30, 2005

                     PARADIGM MEDICAL INDUSTRIES, INC.
                                FORM 10-QSB

                 FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                   INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . .1

        Condensed Balance Sheet (unaudited) September 30, 2005 . . . . . .1

        Condensed Statements of Operations (unaudited) for the nine months ended September 30, 2005 and September 30, 2004. . . . . . . . . .3

        Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and September 30, 2004. . . . . . . . . .4

        Notes to Condensed Financial Statements (unaudited). . . . . . . .5

Item 2.  Management's Discussion and Analysis or
        Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . . 12

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . 18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. . . 22

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . 22

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . 22

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . 23

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 26

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                     PARADIGM MEDICAL INDUSTRIES, INC.
                         CONDENSED BALANCE SHEET
                                (UNAUDITED)

                                                         September 30, 2005
                                                         ------------------
ASSETS
  Current Assets
  Cash and Cash Equivalents                              $          249,000
  Receivables, Net                                                  822,000
  Inventory                                                       1,309,000
  Prepaid Expenses                                                   84,000
                                                         ------------------
     Total Current Assets                                         2,464,000

Intangibles, Net                                                    679,000
Property and Equipment, Net                                          48,000
                                                         ------------------
     Total Assets                                        $        3,191,000
                                                         ==================




















           The accompanying notes are an integral part to these
                       condensed financial statements
                                    1

                     PARADIGM MEDICAL INDUSTRIES, INC.
                         CONDENSED BALANCE SHEET
                                (UNAUDITED)

                                                         September 30, 2005
                                                         ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                 $          530,000
  Accrued Expenses                                                  691,000
  Current Portion of Long-term Debt                                  22,000
                                                         ------------------
     Total Current Liabilities                                    1,243,000

Long-term Debt                                                    2,164,000
                                                         ------------------
     Total Liabilities (Commitment)                               3,407,000
                                                         ------------------
Stockholders' Equity:
  Preferred Stock, Authorized:
   5,000,000 shares, $.001 par value
  Series A
   Authorized:  500,000 shares; issued and
   outstanding: 5,627 shares at September 30, 2005                        -
  Series B
   Authorized:  500,000 shares; issued and
   outstanding: 8,986 shares at September 30, 2005                        -
  Series C
   Authorized:  30,000 shares; issued and
   outstanding: zero shares at September 30, 2005                         -
  Series D
   Authorized:  1,140,000 shares; issued and
   outstanding: 5,000 shares at September 30, 2005                        -
  Series E
   Authorized:  50,000 shares; issued and
   outstanding: 1,000 shares at September 30, 2005                        -
  Series F
   Authorized:  50,000 shares; issued and
   outstanding: 4,598.75 shares at September 30, 2005                     -
  Series G
   Authorized:  2,000,000 shares; issued and
   outstanding: 1,726,560 shares at September 30, 2005                2,000
  Common Stock, Authorized:
   250,000,000 shares, $.001 par value; issued and
   outstanding: 52,960,074 at September 30, 2005                     53,000
  Common Stock Warrants                                           1,046,000
  Additional Paid-in-capital                                     59,455,000
  Accumulated Deficit                                          (60,772,000)
                                                         ------------------
     Total Stockholders' Equity                                   (216,000)
                                                         ------------------
     Total Liabilities and Stockholders' Equity          $        3,191,000
                                                         ==================

           The accompanying notes are an integral part to these
                       condensed financial statements
                                    2

                     PARADIGM MEDICAL INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                       Three Months Ended       Nine Months Ended
                                            September 30,           September 30
                                        2005         2004        2005        2004
                                    -----------  ----------- ----------- -----------
Sales                               $   550,000  $   899,000 $ 1,963,000 $ 2,288,000

Cost of Sales                           242,000      358,000     935,000     859,000
                                    -----------  ----------- ----------- -----------
   Gross Profit                         308,000      541,000   1,028,000   1,429,000

Operating Expenses:
Marketing and Selling                  143,000      198,000     509,000      547,000
General and Administrative             312,000      276,000     964,000    1,011,000
Research, development and service      211,000      163,000     671,000      543,000
                                    -----------  ----------- ----------- -----------
   Total Operating Expenses             666,000      637,000   2,144,000   2,101,000
                                    -----------  ----------- ----------- -----------
Operating Income (Loss)               (358,000)     (96,000) (1,116,000)   (672,000)

Other Income and (Expense):
Interest Expense                       (3,000)     (11,000)    (23,000)     (40,000)
Other (Expense)                        (1,000)      588,000 (2,855,000)      899,000
Other Income                             -            -          28,000        -
                                    -----------  ----------- ----------- -----------
   Total Other Income (Expense)         (4,000)      577,000 (2,850,000)   (859,000)
                                    -----------  ----------- ----------- -----------
Net Income (Loss) Before Provision
for Income Taxes                     (362,000)      481,000 (3,966,000)      187,000

Income Taxes                              -            -           -               -
                                    -----------  ----------- ----------- -----------
Net Income (Loss)                   $ (362,000)  $   481,000$(3,966,000) $   187,000
                                    ===========  =========== =========== ===========
Net Loss Per Common Share
   - Basic and Diluted              $     (.01)  $      .02  $     (.13) $       .01
                                    ===========  =========== =========== ===========
Weighted Average Outstanding
Shares - Basic and Diluted         38,884,000   25,373,000   31,472,000   25,373,000
                                    ===========  =========== =========== ===========


           The accompanying notes are an integral part to these
                       condensed financial statements
                                    3

                     PARADIGM MEDICAL INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                      Nine Months Ended September 30,
                                                              2005           2004
                                                          ------------  ------------
Cash Flows from Operating Activities:
-------------------------------------
Net Loss                                                  $(3,966,000)  $  (187,000)
Adjustment to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
   Depreciation and Amortization                                 61,000      112,000
   Issuance of Common Stock for Satisfaction of Penalty          51,000            -
   Issuance of Common Stock for Services                         20,000            -
   Beneficial Conversion Interest                             2,009,000            -
   Issuance of Stock Options and Warrants for Services          491,000            -
   Increase/decrease in Inventory Reserve                      (47,000)    (226,000)
   Provision for Losses on Receivables                         (81,000)     (46,000)
   Gain on Settlement of Obligations                                  -     (21,000)
   Loss on Disposal of Assets                                         -        6,000
                                                          ------------  ------------
(Increase) Decrease from Changes in:
Trade Accounts Receivable                                     (84,000)        28,000
Inventories                                                  (542,000)       459,000
Prepaid Expenses                                              (19,000)        53,000
Increase (Decrease) from Changes in:
Trade Accounts Payable                                       (222,000)      (32,000)
Accrued Expenses and Deposits                                (164,000)     (429,000)
                                                          ------------  ------------
   Net Cash Used in Operating Activities                    (2,493,000)       92,000
                                                          ------------  ------------
Cash Flow from Investing Activities:
------------------------------------
Proceeds from Sale of Assets                                     -             6,000
                                                          ------------  ------------
   Net Cash Used in Investing Activities                          -            6,000

Cash Flows from Financing Activities:
-------------------------------------
Principal Payments on Notes Payable                           (39,000)      (42,000)
Proceeds from Issuance of Common Stock                         150,000         -
Proceeds from Issuances of Convertible Notes                 2,500,000         -
                                                          ------------  ------------
   Net Cash (Used) Provided by Financing Activities          2,609,000      (42,000)
                                                          ------------  ------------
   Net Increase in Cash and Cash Equivalents                   118,000        56,000

   Cash and Cash Equivalents at Beginning of Period            131,000       132,000
                                                          ------------  ------------
   Cash and Cash Equivalents at End of Period             $    249,000  $    188,000
                                                          ============  ============
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest                                    $      9,000  $      9,000
                                                          ============  ============
Cash Paid for Income Taxes                                $      -      $      -
                                                          ============  ============

           The accompanying notes are an integral part to these
                       condensed financial statements
                                    4

                     PARADIGM MEDICAL INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

Significant Accounting Policies
-------------------------------

     The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

Net Loss Per Share
------------------

     Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 25,295,000 and 5,879,000 shares of common stock and preferred stock convertible into 2,047,000 and 2,302,000 shares of common stock at September 30, 2005 and 2004, respectively, have not been included in loss periods because they are anti-dilutive.

     For the nine months ended September 30, 2005, the options and warrants to purchase 25,295,000 shares of common stock were excluded because of the treasury stock method.

     The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and nine month periods ended September 30, 2005 and September 30, 2004:

                                        Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                       2005         2004        2005         2004
                                    -----------  ----------- -----------  -----------
Basic weighted average shares
  outstanding                        38,884,000   25,373,000  31,472,000   25,373,000
Common stock equivalents -
  convertible preferred stock         2,047,000    2,302,000       -             -
                                    -----------  ----------- -----------  -----------
Diluted weighted average shares
  outstanding                        40,931,000   27,675,000  31,472,000   25,373,000
                                    ===========  =========== ===========  ===========

Convertible Notes
-----------------

     To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in callable secured convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of the callable secured convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $2,500,000 as follows:

     -    $850,000 was disbursed on April 27, 2005;
     - $800,000 was disbursed on June 23, 2005 after filing a registration statement on June 22, 2005, which covered the shares of common stock underlying the callable secured convertible notes and the warrants; and
     - $850,000 was disbursed on June 30, 2005, upon the effectiveness of the registration statement on June 29, 2005, which covered the shares of common stock underlying the callable secured convertible notes and the warrants.

     Each closing under the securities purchase agreement was subject to the following conditions:

     - The Company delivered to the investors duly executed callable secured convertible notes and warrants;
     - No litigation, statute, regulation or order had been commenced, enacted or entered by or in any court, governmental authority or any self-regulatory organization that prohibits consummation of the transactions contemplated by the securities purchase agreement; and
     - No event occurred that could reasonably be expected to have a material adverse effect on the Company's business.

     The Company also agreed not, without the prior written consent of a majority-in-interest of the investors, to negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning April 27, 2005 and ending on the later of (a) 270 days from April 27, 2005, or (b) 180 days from the date the registration statement is declared effective.

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

     The callable secured convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and
intellectual property.   Moreover, the Company has a call option under the
terms of the notes. The call option provides the Company with the right to prepay all of the outstanding callable secured convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.09 per share. An event of default includes the failure by the Company to pay the principal or interest on the callable secured convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the callable secured convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

     As of June 30, 2005, the average of the three lowest intraday trading prices of the Company's common stock during the preceding 20 trading days as reported on the OTC Bulletin Board was $.05 and, therefore, the conversion price for the callable secured convertible notes was $.03.
Based on this conversion price, the $2,500,000 callable secured convertible notes, excluding interest, were convertible into 83,333,333 shares of the Company's common stock. As of June 30, 2005, none of the callable secured convertible notes had been converted.

     Since June 30, 2005, a total of $401,509 in callable secured convertible notes have been converted into 45,320,000 shares of the Company's common stock pursuant to notices of conversion from The NIR Group. The dates of these notices of conversion, the amount of the notes converted, the conversion price of the notes converted, and the shares issued to the noteholders upon conversion were as follows:

                                                             Shares Issued
Date of Notice      Amount of Notes    Conversion Price     to Noteholders
of Conversion          Converted           of Notes         Upon Conversion
--------------      ---------------    ----------------     ---------------
July 7, 2005        $       39,900     $        .0285            1,400,000
July 14, 2005               40,460              .0289            1,400,000
July 20, 2005               32,110              .0247            1,300,000
July 26, 2005               29,682              .0194            1,530,000
July 29, 2005               28,458              .0186            1,530,000
August 8, 2005              22,032              .0144            1,530,000
August 16, 2005             25,480              .014             1,820,000
August 22, 2005             22,386              .0123            1,820,000
August 26, 2005             16,898              .0119            1,420,000
August 27, 2005              4,760              .0119              400,000
September 2, 2005           20,600              .0103            2,000,000
September 12, 2005          16,380              .00819           2,000,000
September 16, 2005          13,800              .0069            2,000,000
September 22, 2005          11,580              .00579           2,000,000
September 28, 2005          11,628              .0051            2,280,000
October 3, 2005              7,157              .003139          2,280,000
October 10, 2005             7,157              .003139          2,280,000
October 12, 2005             6,840              .003             2,280,000
October 19, 2005             8,430              .003             2,810,000
October 25, 2005             8,430              .003             2,810,000
October 31, 2005             8,795              .00313           2,810,000
November 3, 2005             8,599              .00306           2,810,000
November 11, 2005            9,947              .00354           2,810,000
                    ---------------                         ---------------
     Total          $      401,509                              45,320,000
                    ===============                         ===============

Preferred Stock Conversions
---------------------------

     Under the Company's Certificate of Incorporation, holders of the Company's Class A and Class B preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the nine months ended September 30, 2005, no shares of Series A preferred stock and no shares of Series B preferred stock were converted to the Company's common stock.

     Holders of Series D preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the nine months ended September 30, 2005, no shares of Series D preferred stock were converted to the Company's common stock.

     Holders of Series E preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the nine months ended September 30, 2005, no shares of Series E preferred stock were converted to the Company's common stock.

     Holders of Series F preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the nine months ended September 30, 2005, no shares of Series F preferred stock were converted to shares of the Company's common stock.

     Holders of Series G preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the nine months ended September 30, 2005, no shares of Series G preferred stock were converted to shares of the Company's common stock.

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

                                        Three Months Ended       Nine Months Ended
                                           September 30,            September 30,
                                        2005          2004       2005          2004
                                    -----------  ----------- -----------  -----------
Net income (loss) - as reported     $ (362,000)  $   481,000$(3,966,000)  $   187,000

Deduct:  total stock-based employee
compensation determined under fair
value based method for all awards,
net of related tax effects            (573,000)    (109,000)   (675,000)    (210,000)
                                    -----------  ----------- -----------  -----------
Net loss - pro forma                $ (971,000)  $   372,000$(4,641,000)  $  (23,000)
                                    ===========  =========== ===========  ===========
Earnings per share:
  Basic and diluted - as reported   $    (0.01)  $    (0.02) $    (0.13)  $      0.01
  Basic and diluted - pro forma     $    (0.03)  $    (0.00) $    (0.16)  $    (0.00)


Related Party Transactions
--------------------------

     Payments for legal services to the firm of which the Company's chairman of the board of directors is a partner were approximately $10,000 and $55,000 for the three months ended September 30, 2005 and 2004, respectively.

Accrued Expenses
----------------

Accrued expenses consist of the following at September 30, 2005:

     Accrued consulting and litigation reserve                $     461,000
     Accrued payroll and employee benefits                           43,000
     Sales taxes payable                                             11,000
     Customer deposits                                               16,000
     Deferred revenue                                                 1,000
     Warranty and return allowance                                   92,000
     Other accrued expenses                                          67,000
                                                              -------------
          Total                                               $     691,000
                                                              =============


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

Amendment to Certificate of Incorporation
-----------------------------------------

     At the annual meeting of shareholders held on August 12, 2005, the shareholders approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 80,000,000 shares to 250,000,000 shares.

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

     The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the three months ended September 30, 2005, diagnostic products have been the major focus and the Photon and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on the entire diagnostic product group.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     Net sales for the three months ended September 30, 2005 decreased by $349,000, or 39%, to $550,000 as compared to $899,000 for the same period of 2004. This reduction in sales was primarily due to decreased sales of the Blood Flow Analyzer and a softening of sales of the older A Scan and A/B Scan units as well as Dicon perimeters and corneal topographers.

     For the three months ended September 30, 2005, sales from the Company's diagnostic products totaled $600,000, or 109% of total revenues, compared to $832,000, or 93% of total revenues for the same period of 2004. These sales were offset by credits that exceeded by $50,000 the combined amount of revenues from parts, disposables, and service during the three months ended September 30, 2005.

     Sales of the P40, P45 and new P60 UBM Ultrasound Biomicroscopes increased to $419,000 during the second quarter of 2005, or 76% of total quarterly revenues for the period, compared to $373,000, or 41% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer decreased by $170,000 to $14,000, or 3% of total revenues, for the three months ended September 30, 2005, compared to net sales of $184,000, or 20% of total revenues during the same period in 2004. Sales from the P37 A/B Scan Ocular Ultrasound Diagnostic decreased to $48,000, or 9% of total revenues, for the three month period ended September 30, 2005, down compared to $98,000, or 11% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 Autoperimeters and the 200 Corneal Topographer were $119,000, or 22% of the total revenues, for the three months ended September 30, 2005, compared to $178,000, or 20% of total revenues, for the same period of 2004.

     Sales have been lower for the Company due to an industry slow down. Additionally, sales of the Blood Flow Analyzer decreased due in part from the reorganization of the Company's sales force. The Company anticipates reversing the downward trend in sales through the addition of independent sales representatives, concentrated marketing of the new P60 UBM and other product innovations.

     For the three months ended September 30, 2005, gross profit decreased slightly by 4%, to 56% of total revenues, compared to the 60% of total revenues for the comparable period of 2004.

     Marketing and selling expenses decreased by approximately $55,000, or 28%, to $143,000, for the three months ended September 30 2005, from $198,000 for the comparable period in 2004. The reduction was due primarily to a reduced number of sales representatives and lower travel related and associated sales expenses and a shift to more independent representatives.

     General and administrative expenses increased by $36,000, or 13%, to $312,000 for the three months ended September 30, 2005, from $276,000 for the comparable period in 2004. The expense of the shareholders meeting held on August 12, 2005 was largely responsible for the increase.

     Research, development and service expenses increased $48,000, or 29%, for the three months ended September 30, 2005 to $211,000, compared to $163,000 recorded in the same period of 2004. Much of the increase was from the additional development work associated with the P60 and other product line improvements in process.

     NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     Net sales for the nine months ended September 30, 2005 decreased by $325,000, or 14%, to $1,963,000 as compared to $2,288,000 for the same period of 2004. This reduction in sales was primarily due to reduced sales of the Blood Flow Analyzer (trademark symbol) and a softening of sales of the Dicon (trademark symbol) perimeters and corneal topographers.

     For the nine months ended September 30, 2005, sales from the Company's diagnostic products totaled $1,771,000, or 90% of total revenues, compared to $2,084,000, or 91% of total revenues for the same period of 2004. The remaining 10% of sales, or $186,000 during the nine months ended September 30, 2005 was from parts, disposables, and service revenue.

     Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes increased to $1,096,000 during the nine months ended September 30, 2005, or 56% of total quarterly revenues for the period, compared to $639,000, or 28% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer (trademark symbol) decreased by $399,000 to $76,000, or 4% of total revenues, for the nine months ended September 30, 2005, compared to net sales of $475,000, or 21% of total revenues during the same period in 2004. Sales from the P37 A/B Scan Ocular Ultrasound Diagnostic decreased to $128,000, or 7% of total revenues, for the nine month period ended September 30, 2005, down compared to $229,000, or 10% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 Autoperimeters and the 200 Corneal Topographer were $471,000, or 24% of the total revenues, for the nine months ended September 30, 2005, compared to $741,000, or 32% of total revenues, for the same period of 2004.

     Sales have been lower for the Company due to a variety of reasons. Sales of the Blood Flow Analyzer (trademark symbol) decreased due in part from the reorganization of the Company's sales force. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the Blood Flow Analyzer (trademark symbol) though increased clinical awareness, product development and improved marketing plans.

     For the nine months ended September 30, 2005, gross profit decreased by 10%, to 52% of total revenues, compared to the 62% of total revenues for the comparable period of 2004.

     Marketing and selling expenses decreased by $38,000, or 7%, to $509,000, for the nine months ended September 30 2005, from $547,000 for the comparable period in 2004. The reduction was due primarily to a reduced number of sales representatives and lower travel related and associated sales expenses.

     General and administrative expenses decreased by $47,000, or 5%, to $964,000 for the nine months ended September 30, 2005, from $1,011,000 for the comparable period in 2004. The general and administrative expense savings reflected the on-going results of the Company's cost reduction program and more aggressive budget management procedures implemented in the first nine months of 2005.

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

     Research, development and service expenses increased by $128,000, or 24%, to $671,000 for the nine months ended September 30, 2005, compared to $543,000 in the same period of 2004. Much of the increase was due to the development and regulatory requirements in releasing the new P60 UBM.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used $2,491,000 in cash in operating activities for the nine months ended September 30, 2005, compared to $92,000 for the nine months ended September 30, 2004. The increase in cash used for operating activities for the nine months ended September 30, 2005 was primarily attributable to the Company's net loss and decreases in accounts payable and accrued liabilities and an increase in inventory, specifically for the P60. Net cash provided in financing activities was $2,609,000 for the nine months ended September 30, 2005, versus cash used of $42,000 in the same period in 2004. The Company had working capital of $1,221,000 as of September 30, 2005. In January 2005, the Company sold 2,000,000 shares of its common stock to an accredited investor for $150,000 in cash. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

     As of September 30, 2005, the Company had net operating loss carry-forwards (NOLs) of approximately $48 million. These loss carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend for twenty years. The Company's ability to use net operating loss carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

     As of September 30, 2005, the Company had accounts payable of $530,000, a significant portion of which was over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has non-cancelable capital lease obligations and operating lease obligations that require the payment of approximately $194,000 in 2005, and $14,000 in 2006.

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

     The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 2% of total outstanding receivables as of September 30, 2005 and 14% as of December 31, 2004. The allowance for doubtful accounts has decreased from $101,000 at December 31, 2004 to $20,000 at September 30, 2005. The reduction in the allowance for doubtful accounts was the result of the collection of no receivables previously allowed as part of the allowance for doubtful accounts and the write off of $81,000 of receivables against the allowance. The downturn in the economy worldwide has resulted in increased difficulty in collecting certain accounts. Certain international dealers have some aged, unpaid invoices that have not been resolved. The Company has addressed its credit procedures and collection efforts and has instituted changes that require more payments at the time of sale through letters of credit and not on a credit term basis.

     The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the nine months ended September 30, 2005, the Company had a net recovery of no receivables previously allowed, and during the nine months ended September 30, 2005, the Company did not add to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

     The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,371,000 at September 30, 2005 and $1,559,000 at September 30, 2004, or approximately 51% and 69% of total inventory, respectively. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

     At this time, the Company's Photon (trademark symbol) Laser Ocular Surgery Workstation requires regulatory FDA approval in order to be sold in the United States. Any possible future efforts to complete the clinical trials on the Photon (trademark symbol) in order to file for FDA approval would depend on the Company obtaining adequate funding. The Company estimates that the funds needed to complete the clinical trials in order to obtain the necessary regulatory approval on the Photon (trademark symbol) to be approximately $225,000.

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


     In December 2004, the FASB issued FASB Statement No. 123 (revised
2004), "Share-Based Payment." Statement No. 123 addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123 (Registered symbol) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

     Statement No. 123 is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies that file as small business issuers, Statement No. 123 is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 (i.e., the first quarter of 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company believes that the adoption of this pronouncement may have a material impact on the Company's financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

     a)   Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     b)   Changes in internal controls over financial reporting.

     During the three months ended September 30, 2005, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

     It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. An issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one Photon laser system has been sold and no systems returned. Thus, the amount of royalties due, according to the Company's calculations, is $981. The Company intends to make payment of this amount to Photomed and Dr. Eichenbaum and, as a result, to have the legal action dismissed. However, if the parties are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend their complaint to request termination of the license agreement and, if successful, the Company would lose its right to manufacture and sell the Photon laser system.

     An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. The complaint claims that $49,626 plus interest is due for the leasing of three copy machines that were delivered to the Company's Salt Lake City facilities on or about April of 2000. The action also seeks an award of attorney's fees and costs incurred in the collection. The Company filed an answer to the complaint disputing the amounts allegedly owed due to machine problems and a claimed understanding with the vendor. The Company returned two of the machines. The Company was engaged in settlement discussions with CitiCorp until counsel for CitiCorp withdrew from the case. New counsel for CitiCorp has been appointed and initial settlement discussions have taken place with the new counsel.

     On August 3, 2003, a complaint was filed against the Company by Corinne Powell, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030918364). Defendants consist of the Company and Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz, directors of the Company. The complaint alleges that at the time the Company laid off Ms. Powell on March 25, 2003, she was owed $2,030 for business expenses, $11,063 for accrued vacation days, $12,818 for unpaid commissions, the fair market value of 50,000 stock options exercisable at $5.00 per share that she claims she was prevented from exercising, attorney's fees and a continuing wage penalty under Utah law. On March 29, 2005, the Company agreed to a settlement with Ms. Powell of her claims for unpaid business expenses, accrued vacation days, and unpaid commissions by agreeing to pay her the sum of $13,000. The Company made payment to Ms. Powell for the agreed upon settlement amount.

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

     On May 25, 2004, an action was brought against the Company by Jeffrey
F. Poore, former President and Chief Executive Officer of the Company, in the Third Judicial District Court of Salt Lake County, State of Utah (Civil No. 040910875). The complaint alleges that the Company unlawfully terminated the written employment agreement between Mr. Poore and the Company. As a result, Mr. Poore demanded judgment against the Company for $350,000, representing his annual salary for the two remaining years under the employment agreement, for money judgment based on the value of his benefits for the two remaining years under the employment agreement, including profit sharing plans, 401(k) and cafeteria plans, health, hospitalization, dental, disability and other insurance plans canceled by the Company, and for money judgment equal to the value of the stock options granted to him under the employment agreement. The Company disputes the amounts allegedly owed in the complaint and believes that there was a sufficient basis to terminate Mr. Poore's employment for cause under the terms of the employment agreement. Formal discovery is in process. A trial has been scheduled to begin on January 17, 2006. The Company intends to vigorously defend against the action.

     On August 9, 2004, a third party complaint was brought against the Company by Wakefield Eye Center and Dr. Kenneth C. Westfield (collectively "Westfield"). The original action was brought by American Express Business Finance Corporation against Westfield on May 27, 2004 in the District Court, Clark County, State of Nevada (Civil No. A486307, Dept. No. XXI) concerning the financing of the purchase of a Blood Flow Analyzer involving Westfield Eye Center. The transaction took place during the latter half of 2001. Westfield takes the position that if there is liability of Westfield to American Express this liability is ultimately the Company's and the other third-party defendants. The amount being sought against Westfield by American Express in the original action includes the sum of $29,766, together with interest and attorney's fees. The case was referred to arbitration and subsequently settled. Under the terms of settlement, the Company agreed to pay American Express Business Finance Corporation the sum of $6,000 in order to be dismissed from the lawsuit.

     On March 31, 2005, an action was filed against the Company by Joseph
W. Spadafora in the United States District Court, District of Utah (Civil No. 2:05CV00278 TS). The complaint alleges that Dr. Spadafora was a clinical investigator in the study for the FDA involving the Company's Photon laser system where he performed numerous surgeries using the Photon . Dr. Spadafora contends that in meetings with Company personnel he suggested ways in which the handpiece on the Photon could be improved.
Dr. Spadafora further contends that on August 5, 1999, the Company filed a patent application for an improved handpiece with the United States Patent and Trademark Office but he was not named as one of the inventors or a co-inventor on the patent application.

     On September 24, 2004, the Company was issued a patent entitled, "Laser Surgical Handpiece with Photon Trap." Because the Company did not list Dr. Spadafora as one of the inventors or a co-inventor on the patent, Dr. Spadafora is requesting in his complaint that a court order be entered declaring that he is the inventor or co-inventor of the patent and, as a result, is entitled to all or part of the royalties and profits that the Company earned or will earn from the sale of any product incorporating or using the improved handpiece, plus interest and attorney's fees. Formal discovery has commenced. The Company disputes the claims made by Dr. Spadafora and intends to vigorously defend against such action.

     On August 23, 2005, the Third Judicial District Court for Salt Lake County, State of Utah entered a final judgment and order of dismissal with prejudice granting final approval of the settlement agreement that was executed on February 23, 2005 in the state court class action lawsuit, dismissing the lawsuit and all claims contained therein against the Company and its former executive officers, and enjoining the class members in the lawsuit from prosecuting the settled claims against the Company and its former executive officers. Following the entry of the final judgment and order of dismissal with prejudice in the lawsuit, there was a 30 day period to appeal the final judgment and order. The 30 day period is now lapsed and no appeal was made of the final judgment and order. Consequently, the final judgment and order is now non-appealable.

     Under the terms of settlement of the state court class action lawsuit, U.S. Fire Insurance Company, which issued a Directors and Officers Liability and Company Reimbursement Policy to the Company for the period from July 10, 2002 to July 10, 2003, agreed to pay the sum of $625,000 in cash to the class members that purchased shares of Series E convertible preferred stock on or about July 11, 2001. U.S. Fire paid the agreed upon sum of $625,000 to the class members that purchased the Series E preferred shares as a condition of the settlement. The state court class action lawsuit was initially filed on October 14, 2003 by Albert Kinzinger, Jr., individually and on behalf of all others similarly situated, against the Company and its former executive officers in the Third District Court for Salt Lake County, State of Utah.

     On August 26, 2005, the United States District Court for the District of Utah entered an order and final judgment granting final approval of the settlement agreement executed on February 23, 2005 in the federal court class action lawsuit and dismissing the complaint filed in the lawsuit with prejudice as against the Company and its former executive officers. In addition, the court permanently enjoined class members in the lawsuit and their successors and assigns from instituting any other actions against the Company and its former executive officers that had been or could have been asserted by the class members against the Company and its former executive officers in the federal court class action lawsuit. Following the entry of the order and final judgment in the lawsuit, there was a 30 day period to appeal the order and final judgment. The 30 day period is now lapsed and no appeal was made of the order and final judgment. Consequently, the order and final judgment is now non-appealable.

     Under the terms of settlement of the federal court class action lawsuit, U.S. Fire agreed to pay the sum of $1,507,500 in cash to the class members that purchased securities of the Company during the period between April 17, 2002 and November 4, 2002. U.S. Fire paid the agreed upon sum of $1,507,500 to the class members that purchased the common shares as a condition of the settlement. The federal court class action lawsuit was initially filed on May 14, 2003 by Richard Meyer, individually and on behalf of all others similarly situated, in the United States District Court for the District of Utah. The lawsuit was consolidated into a single action on June 28, 2004 with two other class action lawsuits -- the class action lawsuit filed by Michael Marone on June 2, 2003 and the class action lawsuit filed by Lidia Milian on July 11, 2003 against Paradigm Medical and its former executive officers in the same court. The consolidated action was captioned: In re: Paradigm Medical Industries Securities Litigation, with lead plaintiffs Rock Solid Investments of Miami, Inc., Brito & Brito Accounting, Inc. and Joseph Savanjo.

     On October 12, 2005, the United States District Court of the District of Utah entered an order of dismissal with prejudice dismissing the complaint that Innovative Optics, Inc. and Barton Dietrich Investments, L.P. brought against the Company and its former executive officers. The lawsuit was initially filed on July 20, 2003 by Innovative Optics, Inc. and Barton Dietrich Investors, L.P. against the Company and its former executive officers. A written settlement agreement was executed on February 23, 2005 among the parties to the lawsuit and U.S. Fire. Under the terms of settlement, U.S. Fire agreed to pay the sum of $367,500 in cash to Innovative Optics, Inc. and Barton Dietrich Investors, L.P.
Payment of this amount was contingent, however, upon the courts in the federal and state class action lawsuits granting approval of the settlements reached in those respective actions, and such orders becoming final and non-appealable. The federal and state courts in the class action lawsuits have granted orders approving the settlements in those actions and such orders are now final and non-appealable. As a result, U.S. Fire paid the agreed upon sum of $367,000 to Innovative Optics, Inc. and Barton Dietrich Investors, L.P. as a condition of the settlement.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on August 12, 2005, the following matters were acted upon: (i) four directors consisting of Randall
A. Mackey, Dr. David M. Silver, Keith D. Ignotz and John C. Pingree were elected to serve until the next annual shareholders meeting and until their respective successors are elected and qualified (for Randall A. Mackey, 18,949,242 votes were cast in favor of election, no votes were cast against election, and 180,368 abstentions; for Dr. David M. Silver, 18,949,242 votes were cast in favor of election, no votes were cast against election, and 180,368 abstentions; for Keith D. Ignotz, 18,949,242 votes were cast in favor of election, no votes were cast against election, and 180,368 abstentions; and for John C. Pingree, 18,949,242 votes were cast in favor of election, no votes were cast against election, and 180,368 abstentions);
(ii) the amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 shares to 250,000,000 shares was approved (with 18,437,186 votes cast for approval, 646,854 votes against approval, and 52,250 abstentions); (iii) the amendment to the 1995 Stock Option Plan to authorize an additional 1,300,000 shares of common stock to be made available for issuance under the plan was approved (with 1,064,265 votes cast for approval, 697,498 votes against approval, and 51,950 abstentions); and (iv) the appointment of Chisholm, Bierwolf & Nilson as the Company's registered public independent accountants for the fiscal year ended December 31, 2005 was ratified (with 18,968,325 votes cast for appointment, 147,670 votes against appointment, and 62,524 abstentions).

ITEM 5. OTHER INFORMATION

CALLABLE SECURED CONVERTIBLE NOTES AND WARRANTS

          To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in callable secured convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of the callable secured convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $2,500,000 as follows:

     -    850,000 was disbursed on April 27, 2005;
     - $800,000 was disbursed on June 23, 2005 after filing a registration statement on June 22, 2005, which covered the shares of common stock underlying the callable secured convertible notes and the warrants; and
     - $850,000 was disbursed on June 30, 2005, upon the effectiveness of the registration statement on June 29, 2005, which covered the shares of common stock underlying the callable secured convertible notes and the warrants.

     Each closing under the securities purchase agreement was subject to the following conditions:

     - The Company delivered to the investors duly executed callable secured convertible notes and warrants;
     - No litigation, statute, regulation or order had been commenced, enacted or entered by or in any court, governmental authority or any self-regulatory organization that prohibits consummation of the transactions contemplated by the securities purchase agreement; and
     - No event occurred that could reasonably be expected to have a material adverse effect on the Company's business.

     The Company also agreed not, without the prior written consent of a majority-in-interest of the investors, to negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning April 27, 2005 and ending on the later of (a) 270 days from April 27, 2005, or (b) 180 days from the date the registration statement is declared effective.

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

     The callable secured convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and
intellectual property.   Moreover, the Company has a call option under the
terms of the notes. The call option provides the Company with the right to prepay all of the outstanding callable secured convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.09 per share. An event of default includes the failure by the Company to pay the principal or interest on the callable secured convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the callable secured convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

     As of June 30, 2005, the average of the three lowest intraday trading prices of the Company's common stock during the preceding 20 trading days as reported on the OTC Bulletin Board was $.05 and, therefore, the conversion price for the callable secured convertible notes was $.03.
Based on this conversion price, the $2,500,000 callable secured convertible notes, excluding interest, were convertible into 83,333,333 shares of the Company's common stock. As of June 30, 2005, none of the callable secured convertible notes had been converted.

     Since June 30, 2005, a total of $401,509 in callable secured convertible notes have been converted into 45,320,000 shares of the Company's common stock pursuant to notices of conversion from The NIR Group. The dates of these notices of conversion, the amount of the notes converted, the conversion price of the notes converted, and the shares issued to the noteholders upon conversion were as follows:

                                                             Shares Issued
Date of Notice      Amount of Notes    Conversion Price     to Noteholders
of Conversion          Converted           of Notes         Upon Conversion
--------------      ---------------    ----------------     ---------------
July 7, 2005        $       39,900     $        .0285            1,400,000
July 14, 2005               40,460              .0289            1,400,000
July 20, 2005               32,110              .0247            1,300,000
July 26, 2005               29,682              .0194            1,530,000
July 29, 2005               28,458              .0186            1,530,000
August 8, 2005              22,032              .0144            1,530,000
August 16, 2005             25,480              .014             1,820,000
August 22, 2005             22,386              .0123            1,820,000
August 26, 2005             16,898              .0119            1,420,000
August 27, 2005              4,760              .0119              400,000
September 2, 2005           20,600              .0103            2,000,000
September 12, 2005          16,380              .00819           2,000,000
September 16, 2005          13,800              .0069            2,000,000
September 22, 2005          11,580              .00579           2,000,000
September 28, 2005          11,628              .0051            2,280,000
October 3, 2005              7,157              .003139          2,280,000
October 10, 2005             7,157              .003139          2,280,000
October 12, 2005             6,840              .003             2,280,000
October 19, 2005             8,430              .003             2,810,000
October 25, 2005             8,430              .003             2,810,000
October 31, 2005             8,795              .00313           2,810,000
November 3, 2005             8,599              .00306           2,810,000
November 11, 2005            9,947              .00354           2,810,000
                    ---------------                         ---------------
     Total          $      401,509                              45,320,000
                    ===============                         ===============

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits
        --------

     The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
  No.     Document Description
-------   --------------------
2.1       Amended Agreement and Plan of Merger between Paradigm Medical
          Industries, Inc., a California  corporation and Paradigm Medical
          Industries, Inc., a Delaware corporation(1)
3.1       Certificate of Incorporation(1)
3.2       Amended Certificate of Incorporation
3.3       Bylaws(1)
4.1       Specimen Common Stock Certificate (2)
4.2       Specimen Class A Warrant Certificate(2)
4.3       Form of Class A Warrant Agreement(2)
4.4       Specimen Series C Convertible Preferred Stock Certificate(3)
4.5       Certificate of the  Designations,  Powers,  Preferences  and
          Rights of the Series C Convertible Preferred Stock(3)
4.6       Specimen Series D Convertible Preferred Stock Certificate (4)
4.7       Certificate of the  Designations,  Powers,  Preferences  and
          Rights of the Series D Convertible Preferred Stock (5)

4.8       Warrant to Purchase Common Stock with Cyndel & Co. (4)
4.9       Warrant to Purchase Common Stock with Dr. Michael B. Limberg (5)
4.10      Certificate of Designations, Powers, Preferences and Rights of
          the Series G Convertible Preferred Stock (7)
10.1       Exclusive Patent License Agreement with PhotoMed(1)
10.2      Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3      1995 Stock Option Plan (1)
10.4      Employment Agreement with Jeffrey F. Poore (6)
10.5      License Agreement with Sunnybrook Health Science Center(8)
10.6      Mutual Release with Douglas A. MacLeod, M.D. and Others(8)
10.7      Non-Waiver Agreement with United States Fire Insurance Company(9)
10.8      Employment Agreement with John Y. Yoon(10)
10.9      Stock Purchase and Sale Agreement with William Ungar (11)
10.10     Employment Agreement with Aziz A. Mohabbat (12)
10.11     Investment Banking Agreement with Alpha Advisory Services, Inc.
          (13)
10.12     Manufacturing and Distribution Agreement with E-Technologies,
          Inc. (13)
10.13     Settlement Agreement with Innovative Optics, Inc., Barton
          Dietrich Investments, L.P. and United States Fire Insurance
          Company (14)
10.14     Securities Purchase Agreement with AJW Partners, LLC, AJW
          Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium
          Capital Partners II, LLP (the "Purchasers")(15)
10.15     Form of Callable Secured Convertible Note with each purchaser(15)
10.16     Form of Stock Purchase Warrant with each purchaser(15)
10.17     Security Agreement with Purchasers(15)
10.18     Intellectual Property Security Agreement with Purchasers(15)
10.19     Registration Statement with the Purchasers(15)





10.20     Stock Purchase Agreement with Mackey Price Thompson & Ostler (16)
31.1      Certification pursuant to 18 U.S.C. Section 1350, as enacted by
          Section 302 of the Sarbanes-Oxley Act of 2002
31.2      Certification pursuant to 18 U.S.C. Section 1350, as enacted by
          Section 302 of the Sarbanes-Oxley Act of 2002
32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________
(1)       Incorporated by reference from Registration Statement on Form SB-
          2, as filed on March 19, 1996.
(2)       Incorporated by reference from Amendment No. 1 to  Registration
          Statement on Form SB-2, as filed on May 14, 1996.
(3)       Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(4)       Incorporated by reference from Registration Statement on Form SB-
          2, as filed on April 29, 1999.
(5)       Incorporated by reference from Report on Form 10-QSB, as filed on
          August 16, 2000.
(6)       Incorporated by reference from Registration Statement on Form SB-
          2, as filed on July 7, 2003.
(7)       Incorporated by reference from Report on Form 10-QSB, as filed on
          November 14, 2003.
(8)        Incorporated by reference from Amendment No. 2 to Registration
          Statement on Form SB-2, as filed on December 15, 2003.
(9)       Incorporated by reference from Amendment No. 3 to Registration
          Statement on Form SB-2, as filed on February 27, 2004.
(10)      Incorporated by reference from Current Report on Form 8-K, as filed on March 23, 2004.
(11)      Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 16, 2004.
(12 )     Incorporated by reference from Amendment No. 6 to Registration
          Statement on Form SB-2, as filed on October 20, 2004.
(13)      Incorporated by reference from Report on Form 10-QSB, as filed on
          November 15, 2004.
(14)      Incorporated by reference from Current Report on Form 8-K, as filed on January 26, 2005.
(15)      Incorporated by reference from Current Report on Form 8-K, as filed on May 18, 2005.
(16)      Incorporated by reference from Registration Statement on Form SB-
          2, as filed on June 22, 2005.

     (b)  Reports on Form 8-K
          -------------------

          Current Report on Form 8-K, as filed on September 28, 2005.



                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PARADIGM MEDICAL INDUSTRIES, INC.

November 16, 2005             /s/ John Y. Yoon
                              ------------------------------------------
                                  John Y. Yoon
                                  President and Chief Executive Officer

November 16, 2005             /s/ Cory N. Johnson
                              ------------------------------------------
                                  Cory N. Johnson, Controller, Treasurer
                                  and Secretary