Form 10KSB
period 2005-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2006-04-24
CIK 916444

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2005, or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Registrant's revenues for the fiscal year ended December 31, 2005 were $2,201,000.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):Yes [ ] No [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $2,853,000 based upon the closing sale price of such stock as reported on the OTC Bulletin Board on that date.

         As of April 13, 2006, registrant had outstanding 160,959,428 shares of common stock, 5,627 shares of Series A preferred stock, 8,986 shares of Series B preferred stock, no shares of Series C preferred stock and 5,000 shares of Series D preferred stock, 250 shares of Series E preferred stock, 4,598.75 shares of Series F preferred stock, and 588,235 shares of Series G preferred stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Additional documents set forth in Part IV hereof are incorporated by reference.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

Item 1. Description of Business

General

         The Company develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic instrumentation and related accessories, including disposable products. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company's cataract removal system, the Photon(TM) laser system, is a laser cataract surgery system designed to be marketed as the next generation of cataract removal. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2005, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves. Due to the lack of FDA approval and the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the majority of the inventory associated with the Photon(TM). In addition, most inventory associated with the Precisionist Thirty Thousand(TM) has been reserved for due to the estimated lack of recoverability. The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products. The Photon(TM) can be sold in markets outside of the United States. Both the Photon(TM) and the Precisionist ThirtyThousand(TM) are manufactured as an Ocular Surgery Workstation(TM). The Company is considering marketing the Photon(TM) and other lasers for use in eye care.

         The Company's diagnostic products include a pachymeter, a P55 pachymetric analyzer, a P37 Ultrasonic A/B Scan, P40, P45 and P60 UBM Ultrasound Biomicroscopes, a P37 A/B Scan, two perimeters, a corneal topographer and the Blood Flow Analyzer(TM). The diagnostic ultrasonic products including the P55 pachymetric analyzer, the P37 Ultrasonic A/B Scan and the P40 UBM Ultrasound Biomicroscope were acquired from Humphrey Systems, a division of Carl Zeiss in 1998. The Company developed and offered for sale in the fall of 2000 the P45, which combines the P37 Ultrasonic A/B Scan and the UBM biomicroscope in one machine. In addition, the Company developed and offered for sale in March 2005 the P60, which represents the fourth generation of UBM devices and has better visual clarity and image flexibility than earlier versions. The perimeter and the corneal topographer were added when the Company acquired the outstanding shares of the stock of Vismed, Inc. d/b/a/ Dicon(TM) in June 2000. The Company purchased Ocular Blood Flow, Ltd. in June 2000 whose principal product is the Blood Flow Analyzer(TM). This product is designed for the measurement of intraocular pressure and pulsatile ocular blood flow volume for detection and monitoring of glaucoma. The Company is currently developing additional applications for all of its diagnostic products.

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

         International Bio-Immune Systems, Inc. may sell the 300,000 shares of the Company's common stock loaned by the Company and the proceeds therefrom shall be deemed a loan from the Company payable on the earlier of September 19, 2002, or the closing of any private placement or public offering of the securities of International Bio-Immune Systems, any merger involving more than 50% of the outstanding shares of International Bio-Immune Systems, or any sale, dissolution, transfer, or assignment of corporate assets other than in the ordinary course of business. Interest shall accrue on the unpaid principal of the loan at the rate of 10% per annum. If International Bio-Immune Systems did not sell the shares by September 19, 2004, it was required to return the shares, or any amount which has not been sold, to the Company. International Bio-Immune Systems currently controls the voting decisions regarding these shares. The President and Chief Executive Officer of International Bio-Immune Systems is Leslie F. Stern, who exercises sole voting and investment powers regarding the shares.

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

         The term of the agreement was for a period of three months, which was to be automatically renewed for successive one-year terms. Following the initial three month period, either party may terminate the agreement upon 15 days written notice to the other party. In consideration for the services to be performed under the agreement, Alpha Advisory Services is to receive a fee of $3,000 per month, plus reasonable travel and other expenses, and warrants to purchase 25,000 shares of the Company's common stock at $.15 per share. The warrants are exerciseable, on a cashless basis, over a two year period from the date of issuance. The Company provided notice to Alpha Advisory Services to terminate the agreement, effective January 28, 2006. During the four month period the agreement was in effect, the Company paid Alpha Advisory Services a total of $12,000 pursuant to the terms of the agreement.

         In March 2005, the Company introduced the P60 UBM Ultrasound Biomicroscope. The P60 Biomicroscope represents the fourth generation of UBM devices and has better visual clarity and image flexibility than earlier versions On March 1, 2005, the Company was awarded the CE Mark for the P60, which enables it to market the device in 19 Western European countries, most of the Middle East and India, and some parts of Asia and the Pacific Rim. On May 26, 2005, the Company received FDA 510(k) premarket approval for the P60, which allows it to be sold in the United States. On February 9, 2006, the Company received a Canadian device license for the P60, which allows it to be sold in Canada.

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

         Ultrasound Technology: Ultrasound devices have been used in ophthalmology since the late 1960's for diagnostic and surgical applications when treating or correcting eye disorders. In diagnostics, ultrasound instruments are used to measure distances and shapes of various parts of the eye for prescription of eyeglasses and contact lenses and for calculation of lens implant prescriptions for cataract surgery treatment. These devices emit sound waves through a hand held probe that is placed onto or near the eye with the sound waves emitted being reflected by the targeted tissue. The reflection "echo" is computed into a distance value that is presented as a visual image, or cross section of the eye, with precise measurements displayed and printed for diagnostic use by the surgeon.

         Surgical use of ultrasonics in ophthalmology is limited to treatment of cataract lenses in the eye through a procedure called phacoemulsification or "phaco." A primary objective of cataract surgeries is the removal of the opacified (cataract) lens through an incision that is as small as possible. The opacified lens is then replaced by a new synthetic lens intraocular implant. Phaco technology involves a process by which a cataract is broken into small pieces using ultrasonic shock waves delivered through a hollow, open-ended metal needle attached to a hand held probe. The fragments of cataracts tissue are then removed through aspiration. Phaco systems were first designed in the late 1960's after various attempts by surgeons to use other techniques to remove opacified lenses, including crushing, cutting, freezing, drilling and applying chemicals to the cataract. By the mid-1970's, ultrasound had proven to be the most effective technology to fragment cataracts. Market Scope's (Manchester, Missouri), The 2001 Report on the Worldwide Cataract Market, January 2001 indicates that phaco cataract treatment was the technology for cataract removal used in over 80% of surgeries in the United States and over 20% of all foreign surgeries.

         Laser Technology: The term "laser" is an acronym for Light Amplification by Stimulated Emission of Radiation. Lasers have been commonly used for a variety of medical and ophthalmic procedures since the 1960's. Lasers emit photons into a highly intense beam of energy that typically radiates at a single wavelength or color. Laser energy is generated and intensified in a laser tube or solid-state cavity by charging and exciting photons of energy contained within material called the lazing medium. This stored light energy is then delivered to targeted tissue through focusing lenses by means of optical mirrors or fiber optics. Most laser systems use solid state crystals or gases as their lazing medium. Differing wavelengths of laser light are produced by the selection of the lazing medium. The medium selected determines the laser wavelength emitted, which in turn is absorbed by the targeted tissue in the body. Different tissues absorb different wavelengths or colors of laser light. The degree of absorption by the tissue also varies with the choice of wavelength and is an important variable in treating various tissues. In a surgical laser, light is emitted in either a continuous stream or in a series of short duration "pulses", thus interacting with the tissue through heat and shock waves, respectively. Several factors, including the wavelength of the laser and the frequency and duration of the pulse or exposure, determine the amount of energy that interacts with the targeted tissue and thus, the amount of surgical effect on the tissue.

         Lasers are widely accepted in the ophthalmic community for treatment of certain eye disorders and are popular for surgical applications because of their relatively noninvasive nature. In general, ophthalmic lasers, such as argon,

Nd:YAG and excimer (argon-fluoride) are used to coagulate, cut or ablate targeted tissue. The argon laser is used to treat leaking blood vessels on the retina (retinopathy) and retinal detachment. The excimer laser is used in corneal refractive surgery. The Nd:YAG pulsed laser is used to perforate clouded posterior capsules (posterior capsulotomy) and to relieve glaucoma-induced elevated pressure in the eye (iridotomy, trabeulorplasty, transcleral cyclophotocoagulation). Argon, Nd:YAG and excimer lasers are primarily used for one or two clinical applications each. In contrast to these conventional laser systems, the Company's Photon(TM) laser cataract system is designed to be used for multiple ophthalmic applications, including certain new applications that may be made possible with its proprietary technology. Such new applications, however, must be tested in clinical trials and be approved by the FDA.

Products

         The Company's principal proprietary surgical products are systems for use by ophthalmologists to perform surgical treatment procedures to remove cataracts. The Company has complete ownership of each product with no technological licensing limitations.

         Precisionist ThirtyThousand(TM): The Precisionist ThirtyThousand(TM) is the Company's core phaco surgical technology. The Precisionist(TM) was placed into production and offered for sale in 1997. As a phaco cataract surgery system, the Company believes the Precisionist(TM) with its new fluidics panel is equal or superior to the present competitive systems in the United States. However, due to the lack of recent sales, the majority of the Company's inventory associated with the Precisionist Thirty Thousand(TM) has been estimated to be obsolete and therefore a reserve for such inventory has been recorded. The system features a graphic color display and unique proprietary on board computer and graphic user interface linked to a soft key membrane panel for flexible programmable operation. The system provides real-time "on-the-fly" adjustment capabilities for each surgical parameter during the surgical procedure for high volume applications. In addition, the Precisionist(TM) provides one hundred pre-programmable surgery setups, with a second level of subprogrammed custom modes within each major surgical screen (i.e., ultrasound phaco and irrigation/aspiration modes).

         The Precisionist(TM) also features the Company's newly developed proprietary fluidics panel which is completely noninvasive for improved sterility and to provide a surgical environment in the eye that virtually eliminates fluidic surge and solves chamber maintenance problems normally associated with phaco cataract surgery. This new fluidics system provides greater control for the surgeon and allows the safe operation at much higher vacuum settings by sampling changes in aspiration 100 times per second. Greater vacuum in phaco surgery means less use of ultrasound or laser energy to fragment the cataract and less chance for surrounding tissue damage. In addition to the full complement of surgical modalities (e.g., irrigation, aspiration, bipolar coagulation and anterior vitrectomy), system automation includes "dimensional" audio feedback of vacuum levels and voice confirmation for major system functions, providing an intuitive environment in which the advanced phaco surgeon can concentrate on the surgical technique rather than the equipment. Sales of the Precisionist(TM) and related accessories were 0% of total revenues in both the fiscal years 2005 and 2004, respectively.

         Ocular Surgery Workstation(TM): The Ocular Surgery Workstation(TM) comprises the base system of the Precisionist ThirtyThousand(TM) and is the first system, to the Company's knowledge, which uses the expansive capabilities of today's advanced computer technology to offer seamless open architecture expandability of the system hardware and software modules. The Workstation(TM) utilizes an embedded open architecture computer developed for the Company and controlled by a proprietary software system developed by the Company that interfaces with all components of the system. Ultrasound, fluidics (irrigation), aspiration, venting, coagulation and anterior vitrectomy (pneumatic) are all included in the base model. Each component is controlled as a peripheral module within this fully integrated system. This approach allows for seamless expansion and refinement of the Workstation(TM) with the ability to add other hardware and software features. Expansion such as the Company's Photon(TM) laser system and hardware for additional surgical applications are easily implemented by means of a preexisting expansion rack, which resides in the base of the Workstation(TM). These expanded capabilities could include, but would not be limited to laser systems, video surgical fiber optic imaging, cutting and electrosurgery equipment. However, there is no guarantee that the Workstation(TM) will be accepted in the marketplace. If the FDA approves the Photon(TM), the Company will refer to the Workstation(TM) as the Photon(TM) Ocular Surgery Workstation(TM). To date, the Company has not commercially developed or offered for sale any other added hardware or software features to its Workstation(TM).

         Photon(TM) Laser System: The Photon(TM) laser cataract system, which is still subject to FDA approval, is designed to be installed as a seamless plug-in upgrade or add-on to the Company's Precisionist(TM) Ocular Surgery Workstation(TM). The plug-in platform concept is unique in the ophthalmic surgical market for systems of this magnitude and presents a unique market opportunity for the Company. The main elements of the laser system are the Nd:YAG laser module, Photon(TM) laser software package and interchangeable disposable hand held fiber optic laser cataract probe. The Photon(TM) laser utilizes the on board microprocessor computer of the Workstation(TM) to generate short pulse laser energy developed through the patented LCP(TM) to targeted cataract tissue inside the eye, while simultaneously irrigating the eye and aspirating the diseased cataract tissue from the eye. The probe is smaller in diameter than conventional ultrasound phaco needles and presents no damaging vibration or heat build up in the eye. The Company's Phase I clinical trials demonstrated that this probe could easily reduce the size of the cataract incision from 3.0 mm to under 2.0 mm thereby reducing surgical trauma and complementing current foldable intraocular implant technology.

         The laser probe may also eliminate any possibility for burns around the incision or at the cornea and may therefore be used with cataract surgery techniques that utilize a more delicate clear cornea incision which can eliminate sutures and be conducted with topical anesthesia. However, this system may not effectively remove harder grade cataracts. Harder grade cataracts can be removed using the already existing ultrasound capability of the Precisionist(TM). Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2005, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. Due to the uncertainty surrounding the timetable for obtaining FDA approval and the lack of significant revenue from the other surgical products, the Company has recorded an inventory reserve against the majority of the inventory associated with the Photon(TM) and Precisionist Thirty Thousand (TM). The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products.

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

         The Company's laser system is based upon the concept that pulsed laser energy produced with the microprocessor controlled Nd:YAG laser system provides ophthalmic surgeons with a more precise and less traumatic alternative in cataract surgery. Although conventional ultrasonic surgical systems have proven effective and reliable in clinical use for many years, their use of high frequency shock waves and vibration to fragment the cataract can make the procedure difficult and can present risk of complication both during and after surgery. In contrast, the Company's laser system, which utilizes short centralized energy bursts, should permit the delivery of the laser beam with less trauma to adjacent tissue. Therefore, unlike ultrasonic systems, whose vibrations and shock waves affect (and can damage) non-cataracts tissues within the eye, the Company's Photon(TM) laser cataract system should only affect tissues with which it comes into direct contact.

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

         The Photon(TM) Ocular Surgery Workstation(TM) has not been commercially developed with any other added hardware or software features. There is no guarantee that the ophthalmic surgery market will accept the laser in this capacity or that the FDA will grant approval. Regulatory approval would require completion of pending Photon(TM) clinical trials and resubmission of a 510(k) predicate device application to the FDA. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2005, diagnostic products consisting mainly of the P40, P45 and P60 UBM Ultrasound Biomicroscopes, P37 A/B Scan, perimeters, CT 50 Corneal Topographer, and Blood Flow Analyzer(TM) are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the company improves. The Company's focus is not on any specific diagnostic product or products, but rather on the entire group of diagnostic products.

         Surgical Instruments and Disposables: In addition to the cataract surgery equipment, the Company's surgical systems utilize or will utilize accessory instruments and disposables, some of which are proprietary to us.

These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, instrument drapes and laser cataract probes. The Company intends to expand its disposable accessories as it penetrates the cataract surgery market and expands the treatment applications for its Workstation(TM). These products contributed 0% of total revenues for both 2005 and 2004.

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

         Blood Flow Analyzer(TM): In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(TM) for early detection and treatment management of glaucoma and other retina related diseases. The device measures not only intraocular pressure but also pulsatile ocular blood flow, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow Analyzer(TM) is a portable automated in office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. This was its first diagnostic eye care device. The device is a portable desktop system that utilizes a proprietary and patented pneumatic Air Membrane Applanation Probe(TM) or AMAP(TM), which can be attached to any model of standard examination slit lamp, which is then placed on the cornea of the patient's eye to measure the intraocular pressure within the eye. The device is unique in that it reads a series of intraocular pressure pulses over a short period of time (approximately five to ten seconds) and generates a waveform profile, which can be correlated to blood flow volume within the eye. A proprietary software algorithm developed by David M. Silver, Ph.D., at Johns Hopkins University, calculates the blood flow volume. The device presents a numerical intraocular pressure reading and blood flow analysis rating in a concise printout, which is affixed to the patient history file. In addition, the data generated by the device can be downloaded to a personal computer system for advanced database development and management.

         The Company markets the Blood Flow Analyzer(TM) as a stand-alone model packaged with a custom built computer system. The Blood Flow Analyzer(TM) utilizes a single use disposable cover for the Air Membrane Applanation Probe(TM), a corneal probe which is shipped in sterile packages. The probe tip cover provides accurate readings and acts as a prophylactic barrier for the patient. The device has been issued a patent in the European Economic Community and the United States and has a patent pending in Japan. The FDA cleared the Blood Flow Analyzer(TM) for marketing in June 1997 and the Company commenced selling the system in September 1997. In addition to the Humphrey products, this diagnostic product allowed the Company to expand its market to approximately 35,000 optometry practitioners in the United States in addition to the approximately 18,000 ophthalmic practitioners who currently perform eye surgeries and are candidates for the Company's surgical systems.

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

         The manufacturing activities for the Blood Flow Analyzer(TM) have been moved to the Salt Lake City facility from the outsourced plant located in England. On October 21, 2002, the Company received FDA approval on its 510(k) application for additional indications of use for the Blood Flow Analyzer(TM). The additional indications include pulsatile ocular blood flow and pulsatile ocular blood volume. These are diagnostic measurements that assess the hemodynamic and vascular health of the eye. Also, the Company is continuing its aggressive campaign to educate the insurance payers about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the doctors using its Blood Flow Analyzer(TM). Sales of the Blood Flow Analyzer(TM) and related accessories accounted for 4% and 18% of total sales for the fiscal years ended December 31, 2005 and 2004, respectively.

         Dicon(TM) Perimeters: Dicon(TM) perimeters consist of the LD 400, the TKS 5000, and software consisting of FieldLink(TM), FieldView(TM) and Advanced FieldView. Perimeters are used to determine retinal sensitivity testing the visual pathway. Perimeters have become a standard of care in the detection and monitoring of glaucoma worldwide. Perimetry is reimbursable worldwide. The Dicon(TM) perimeters feature patented kinetic fixation and voice synthesis now in 27 different languages. Software programs are sold to assist in the analysis of the test results. Sales of the perimeters and related accessories generated 28% and 27% of the total revenues for 2005 and 2004, respectively.

         The LD 400FT, or Fast Threshold Autoperimeter, is the successor to the LD 400. The device is an autoperimeter used to measure patient visual fields. The LD 400FT is identical in hardware to the LD 400 but it uses new software to enable a fast threshold test. This test reduces the time required by ophthalmologists and optometrists conducting autoperimetry tests by more than 40% by running an abbreviated test at light levels determined to be sufficient to be seen in normal patients. The procedure currently takes more than 15 minutes. The fast threshold test by the LD 400FT is similar to tests by other devices on the market. Healthy patients will pass the test. Patients with reduced visual fields will be flagged by the test enabling the device to automatically run a more comprehensive examination to determine the extent of the visual field loss. All existing LD 400s can be upgraded to support the new fast threshold test through the purchase of a software package.

         Dicon(TM) Corneal Topographers: Dicon(TM) corneal topographers include the CT 200(TM) and the CT 50. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Clinical applications for corneal topographers include refractive surgery that eliminates the need for eyeglasses and optometric applications including contact lens fitting. Revenues from the topographer and related accessories were 3% and 7% of the total revenues for 2005 and 2004, respectively. An enhanced version of the CT 200(TM) was introduced during the fourth quarter of 2003. The Company has completed the upgrades to the CT 200(TM) and the CT 50 Corneal Topographers, which are now operating with Windows XP software rather than the former Windows 95 operating systems.

         P55 Pachymetric Analyzer: The ultrasonic pachymeter is used for measurement of corneal thickness. The Model P55 is positioned as a standard office pachymeter. This device is targeted to the refractive surgery market and contributed 2% and 3% of the total revenues for 2005 and 2004, respectively.

         P37 A/B Scan Ocular Ultrasound Diagnostic: The A/B Scan is used by retinal subspecialists to identify foreign bodies in the posterior chamber of the eye and to evaluate the structural integrity of the retina. The A/B Scan is attractive to the general ophthalmic community at large because of its lower price point and its image resolution qualities. Sales from this product were 8% and 9% of the total revenues for 2005 and 2004, respectively.

         P40 and P45 UBM Ultrasound Biomicroscopes: Humphrey Systems developed the P40 UBM Ultrasound Biomicroscope in conjunction with the New York Eye and Ear Infirmary in Manhattan and the University of Toronto. The P40 biomicroscope and its intellectual property were included in the purchase from Humphrey Systems and gives the Company the proprietary rights to this device. The P40 biomicroscope creates a high resolution computer image of the unseen parts of the eye that is a "map" for the glaucoma surgeon. The P40 biomicroscope is an "enabling technology" for the ophthalmologist, one that the Company has repositioned for broader market sales penetration. Formerly sold only to glaucoma subspecialty practitioners, the Company reintroduced the P40 biomicroscope at a price point targeted for the average practitioners seeking to add glaucoma filtering surgical procedures and income to their cataract surgical practice.

         The P40 biomicroscope related surgical filtering procedures are fully reimbursable by Medicare and insurance providers. This untapped new market positions the Company with its proprietary P40 biomicroscope and, to its knowledge, the only commercially viable product of this type on the market, as a leader in the rapidly expanding glaucoma imaging and treatment segment. In the fall of 2000, the Company introduced the P45 UBM Ultrasonic Biomicroscope, which combines the P40 biomicroscope and the P37 A/B Scan Ocular Ultrasound Diagnostic into one instrument. The Company believes that by combining functions, the P45 will appeal to a broader market. The P40 biomicroscope and related accessories sales were 9% and 11% of the total revenues for 2005 and 2004, respectively. The P45 biomicroscope and related accessories sales contributed 13% and 16% of the total revenues for 2005 and 2004, respectively.

         On October 25, 2004, the Company entered into a Manufacturing and Distribution Agreement with E-Technologies, Inc., a Iowa based developer of software and related technology for technical applications. Under the terms of the agreement, E-Technologies granted to the Company the exclusive right to manufacture, market, sell and distribute an ultrasound biomicroscope. Upon execution of the agreement, the Company paid $30,000 to E-Technologies for engineering costs associated with the development of the biomicroscope. When the bioimicroscope received FDA approval on May 26, 2005, the Company paid E-Technologies an additional fee of $45,000.

         In consideration for the exclusive right to manufacture and distribute the biomicroscope, the Company agreed to pay E-Technologies a royalty in the amount of $5,000 for each of the first 25 biomicroscopes sold by the Company. Thereafter, the Company agreed to pay E-Technologies the sum of $4,000 for each biomicroscope sold. As an additional condition, the Company agreed to sell 25 biomicroscopes during the first 12 months after the biomicroscope receives FDA approval. The agreement is effective for a term of two years. After the expiration of the two year period, the agreement is to automatically renew for additional one year periods, unless either party elects to terminate the agreement upon at least 30 days prior written notice to the other party before the end of any term of the agreement.

         In March 2005, the Company introduced the P60 UBM Ultrasound Biomicroscope. The P60 biomicroscope represents the fourth generation of UBM devices and has better visual clarity and image flexibility than earlier versions. On March 1, 2005, the Company was awarded the CE Mark for the P60, which enables it to market the device in 19 Western European countries, the Middle East and India, and some parts of Asia and the Pacific Rim. On May 26, 2005, the Company received FDA 510(k) premarket approval for the P60, which allows it to be sold in the United States. On February 9, 2006, the Company received a Canadian device license for the P60, which allows it to be sold in Canada. The P60 biomicroscope and related accessories sales were 21% and 0% of total revenues for 2005 and 2004, respectively.

         In July of 2000, the Company received ISO 9001 and EN 46001 certification using TUV Essen as the notified body. Under ISO 9001certification, its products are now CE marked. The CE mark allows the Company to ship product for revenue into the European Community. The Company successfully retained its certification in 2005 and retained ISO 13485 in December 2005 from TUV Essen.

         Parts and Services: The parts and service revenue from the repair and service of equipment sold accounted for 12% and 9% of total revenues in both 2005 and 2004, respectively.

         The following table identifies each product class, status of commercial development, the percentage of sales contributed by that class, reimbursement status, and status of applicable United States and foreign regulatory approvals:


                                                   Commercial     Reimbursement    % 2004     %2005            Regulatory
     Product (1)             Product Class         Development        Status        Sales     Sales            Approvals
P55 Pachymetric         System, Imaging, Pulsed     Complete           Yes           3%        2%      FDA 510(K) K844299*
Analyzer                    Echo Diagnostic                                                            ISO 9001: 1994, EN ISO
                                                                                                       9001**

P37 A/B Scan Ocular      Transducer, Ultrasound     Complete           Yes           9%        8%      FDA 510(K) K844299*
Ultrasound Diagnostic          Diagnostic                                                              ISO 9001: 1994,
                                                                                                       EN ISO 9001**

P40 UBM Ultrasound      System, Imaging, Pulsed     Complete           Yes           11%       9%      FDA 510(K) K844299*
BioMicroscope               Echo Ultrasound                                                            ISO 9001: 1994,
                               Diagnostic                                                              EN ISO 9001**

P45 UBM Ultrasound      System, Imaging, Pulsed     Complete           Yes           16%       13%     FDA 510(K) K844299*
Biomicroscope,              Echo Ultrasound                                                            ISO 9001: 1994,
Workstation Plus               Diagnostic                                                              EN ISO 9001**

P60 UBM Ultrasound      System, Imaging, Pulsed     Complete           Yes           0%        21%     FDA 510(K) K844299*
Biomicroscope,              Echo Ultrasound                                                            ISO 9001: 1994,
Workstation Plus               Diagnostic                                                              EN ISO 9001**

BFA Ocular Blood Flow      Tonometer, Manual        Complete                         18%       4%      FDA 510(K) K844299*
Analyzer(TM) and                  Diagnostic                        Yes****                            ISO 9001: 1994,
Disposables                                                                                            EN ISO 9001**

CT 200 Corneal            Topographer Corneal       Complete           Yes           7%        3%      FDA 510(K) K844299*
Topography System              AC-Powered                                                              ISO 9001: 1994,
                               Diagnostic                                                              EN ISO 9001**


LD 400 Autoperimetry      Perimeter, Automatic      Complete           Yes           24%       23%     FDA 510(K) K844299*
System                         AC-Powered                                                              ISO 9001: 1994,
                               Diagnostic                                                              EN ISO 9001**

TKS 5000                  Perimeter, Automatic      Complete           Yes           3%        5%      FDA 510(K) K844299*
Autoperimetry System     AC-Powered, Diagnostic                                                        ISO 9001: 1994,
                                                                                                       EN ISO 9001**

Precisionist Thirty        Phacofragmentation       Complete           Yes           0%        0%      FDA 510(K) K844299*
Thousand(TM), Ocular                                                                                   ISO 9001: 1994,
Surgery Workstation                                                                                    EN ISO 9001**
with Surgical
Equipment and
Disposables

Photon(TM) Laser, Ocular     Phacoemulsification      In-Process           No           0%        0%   IDE G940151
Surgery Workstation                                    (4)                                             ISO 9001: 1994,
with Surgical                                                                                          EN ISO 9001
Equipment and
Disposables(3)

Parts and Services          Perimeter, BFA,         Complete           Yes           9%        12%     FDA 510(K) K844299* ISO
                        Tonometer, Topographer,                                                        9001: 1994,
                               Ultrasound                                                              EN ISO 9001**
                         Workstations, Systems,
                                Imaging

_____________________________

(1) Except for the Photon(TM) Ocular Surgery Workstation, which can only be sold in countries outside the United States, these products can be sold in the United States and in foreign countries including but not limited to Argentina, Australia, Bangladesh, Borneo, Brazil, Canada, China, Czechoslovakia, Egypt, France, Germany, Greece, Hong Kong, India, Israel, Italy, Japan, Jordan, Korea, Malaysia, Mexico, New Zealand, Pakistan, Peru, Poland, Puerto Rico, Russia, Saudi Arabia, Spain, Sri Lanka, Taiwan, Thailand, Turkey, United Kingdom, and United Arab Emirates.
(2) Due to the lack of recent sales volume, the inventory associated with the Precisionist Thirty Thousand (TM), the SIStem(TM) and the Odyssey(TM) has been deemed obsolete and a reserve has been recorded to offset such inventory.
(3) Due to the lack of recent evidence to support the recoverability of inventory associated with the Photon(TM), the Company has recorded a reserve to offset the majority of such inventory on hand.
(4) The Photon(TM) is in-process and not complete because the Company has not completed the clinical trials in order to obtain FDA regulatory approval.
* FDA 510(K) K844299 represents domestic approval by U.S. Food and Drug Administration
**       ISO 9001: 1994, EN ISO 9001 represents international approval
***      IDE G940151 represents approval for international distribution only
**** Represents full reimbursement in 22 states and partial reimbursement in four other states.

         As detailed in the table above, except for the Photon(TM) Laser Ocular Surgery Workstation, which requires additional development and regulatory approvals, the Company's current products are developed and available for sale in footnote (1) of the table. The Company's possible future efforts to finalize development of the Photon(TM) laser system and obtain the necessary regulatory approvals would depend on adequate funding. If these efforts were undertaken but proved to be unsuccessful, the impact would include the costs associated with these efforts and the anticipated future revenues which the Company would not receive as expected. The Company estimates that the funds needed to complete the clinical trials on the Photon(TM) in order to obtain the necessary FDA regulatory approval to be approximately $225,000.

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

Marketing and Sales

         Ophthalmologists are mainly office based and perform their surgeries in local hospitals or surgical centers that provide the necessary surgical equipment and supplies. Ophthalmologists are generally involved in decisions relating to the purchase of equipment and accessories for their independent ambulatory surgical centers and for the hospitals with which they are affiliated. This provides the opportunity for direct, targeted, personal selling, responsive high quality customer service and short buying cycles to achieve a product sale in the office or hospital. Hospitals also comprise a significant market, as recent demand for ultrasonic surgery technology has put pressure on the ophthalmologist, who in turn persuades the hospital to install the latest technology system so that he can offer this procedure to his patients and the community.

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

         Current Market Acceptance and Potential: The principal purchasers of the Company's products have been ophthalmologists, optometrists, universities and clinics in many countries throughout the world. The Company believes that the market for its products is being driven by: (i) the aging of the population, which is evidenced by the domestic and international cataract surgery volume growth trend over the past ten years, (The National Eye Institute reported in March 2002 that the number of blind or visually impaired Americans is likely to double over the next 30 years.) (ii) the entry by emerging countries (including China, Russia, and other countries in Asia, Eastern Europe and Africa) into advanced technology medical care for their populations, (iii) increased awareness worldwide of the benefits of the minimally invasive phaco cataract procedure and (iv) the introduction of technology improvements such as the Company's laser system.

         Marketing Organization: The Company markets its products internationally through a network of dealers and domestically through direct sales representatives, independent sales representatives, and ophthalmic product distributors. As of December 31, 2005, the Company had two direct domestic sales representatives in the United States and 54 foreign dealers. These sales representatives are assigned exclusive territories and have entered into contracts with the Company that contain performance quotas. Domestic sales channels have been expanded to include independent sales representatives and distributors who began training with its products in August 2003. The Company also plans to continue to market its products by identifying customers through internal market research, trade shows and direct marketing programs. The Company also utilizes a Clinical Advisory Board comprised of leading ophthalmic surgeons in the United States and Europe who speak at conventions, train ophthalmologists and visit foreign doctors and dealers to promote its products.

         Product advertising is intended to be focused in the major industry trade newspapers. Most of the ophthalmologists or optometrists in the United States receive one or more of these magazines through professional subscription programs. The media has shown strong interest in the Company's technology and products, as evidenced by several recent front-page articles in these publications.

         Manufacturing and Raw Materials: Currently, the Company maintains a 16,926 square foot facility in Salt Lake City. The Company transferred the manufacturing activities for the Blood Flow Analyzer(TM) to San Diego from Ocular Blood Flow, Ltd. in England during 2001. During the second quarter of 2002, the Company consolidated and closed the San Diego operations into the Salt Lake City facility. The facility accommodates its manufacturing, marketing and engineering capabilities. The Company manufactures under systems of quality control and testing, which complies with the Quality System Requirements established by the FDA, as well as similar guidelines established by foreign governments, including the CE Mark and IS0-9001.

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

         Product Service and Support: Service for the Company's products is overseen from its Salt Lake City location and is augmented by its international dealer network, which provides technical service and repair. Installation, on-site training and a limited product warranty are included as the standard terms of sale. The Company provides distributors with replacement parts at no charge during the warranty period. International distributors are responsible for installation, repair and other customer service to installed systems in their territory. All systems parts are modular sub-components that are easily removed and replaced. The Company maintains adequate parts inventory and provides overnight replacement parts shipments to its dealers.

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

         Research, development and service expenses (which includes production and manufacturing support and the service department expenses) increased by $87,000, or 11%, to $855,000 for the twelve months ended December 31, 2005, from $768,000 for the same period in 2004. None of the costs of research and development activities during 2005 and 2004 was borne directly by customers.

         From December 1, 2000 to November 30, 2002, the Company entered into a series of consulting agreements with Michael B. Limberg, M.D., in which he agreed to evaluate new technologies and instruments for the Company. For his services during that period, the Company issued Dr. Limberg a total of 48,000 shares of its common stock and warrants to purchase 300,000 shares of common stock at exercise prices ranging from $4.00 to $6.75 per share.

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

Competition

         General. The Company is subject to competition in the cataract surgery and the glaucoma diagnostic markets from two principal sources: (i) manufacturers of competing ultrasound systems used when performing cataract treatments and (ii) developers of technologies for ophthalmic diagnostic and surgical instruments used for treatment. A few large companies that are well established in the marketplace have experienced management, are well financed and have well recognized trade names and product lines dominate the surgical equipment industry. The Company believes that the combined sales of five entities account for over 90% of the cataract surgery market. The remaining market is fragmented among emerging smaller companies, some of which are foreign. The ophthalmic diagnostic market has a similar composition.

         Most major competitors either entered or expanded into the cataract or glaucoma markets through the acquisition of smaller, entrepreneurial high technology manufacturing companies. Therefore, because existing competitors or other entities desiring to enter the market could conceivably acquire current entrepreneurial enterprises with small market activity, any and all competitors must be considered to be formidable.

         The Cataract Surgical System Industry. The major manufacturers utilizing ultrasonic technology offer products currently in use. Those systems rely on accessories including single use cassette packs and other ancillary surgical disposables such as saline solution, sutures and intraocular lenses for their profits. The cassette packs are required for fluid and tissue collection during the surgical procedure. The cassette packs are generally unique and proprietary to their respective systems and represent a barrier to entry for third party, lower cost aftermarket suppliers. While there is growing market resistance in the United States and internationally to single use cassettes, it is anticipated that manufacturers of ultrasound equipment will continue to develop and enhance their present ultrasound products in order to protect their investments in system and cassette technology and to protect their profits from sales of these cassettes and accessories. The Company's Precisionist Thirty Thousand(TM) ultrasonic phaco system has the ability to use either reusable or single use disposable components. The Photon(TM) laser cataract system will utilize probes and cassette packs designed for single use and semi-disposable instruments priced at a level consistent with the demands of health care cost containment. This will allow the health care providers a substantial measure of cost containment, while providing the Company with the quality control and income capability of cassette sales.

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

         Laser Equipment Manufacturers. There are several other companies attempting to develop laser equipment for cataract surgery. These companies can be differentiated by the laser wavelength employed for the cataract surgery. Based on the information currently available to us; Er:YAG laser wavelength appears to offer a less viable means of removing cataracts than the Nd:YAG wavelength used by the Photon(TM). One competitor uses a Nd:YAG wavelength, however the laser is used only to vibrate an ultrasonic needle. Thus the device remains an ultrasonic system subject to the same risk factors of phaco, thereby eliminating the benefits of using a laser to remove the cataract. The Company also believes that its product is sufficiently distinctive and, if properly marketed, can capture a significant share of the cataract surgical device market. However, there are substantial risks in undertaking a new venture in an established and already highly competitive industry. In the short-term, the Company is seeking to exploit these opportunities. Depending upon further developments, the Company may ultimately exploit those opportunities through a merger with a stronger entity already established or one that desires to enter the medical industry. The Company believes that its ability to compete successfully will depend on its capability to create and maintain advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other proprietary protection for its products and technologies, obtain required regulatory approvals and manufacture, assemble and successfully market products either alone or through third parties.

         The Retinal Diagnostic Market. The Glaucoma Research Foundation suggests that with the aging of the so-called baby boom generation, there will be an increase of refractive surgeries, macular degeneration and glaucoma in the United States, the leading causes of adult blindness worldwide. The National Eye Institute stated in 2002 that the number of visually impaired Americans is likely to double over the next three decades. Their report estimated that 2.4 million people suffer some visual impairment in this country. The damage caused by these diseases is irreversible. The preconditions for the onset of macular degeneration or glaucoma are low ocular blood flow and/or high intraocular pressure. Diagnostic screening is important for individuals susceptible to these diseases. People in high risk categories include: African Americans over 40 years of age, all persons over 60 years of age, persons with a family history of glaucoma or diabetes, and the very nearsighted. The Glaucoma Research Foundation recommends that these high risk individuals be tested regularly for glaucoma. According to the U.S. Census Bureau, in 1995 there were over 30 million adults 65 years of age and older and 8 million African Americans 45 years of age and older. The Glaucoma Research Foundation reports that glaucoma currently accounts for more than 7 million visits to physicians annually.

         The Company is subject to intense competition in the ophthalmic diagnostic market from well financed, established companies with recognizable trade names and product lines and new and developing technologies. The industry is dominated by several large entities which the Company believes accounts for the majority of diagnostic equipment sales. The Company continues to derive revenues from the sale of its ultrasound diagnostic equipment and blood flow analyzer. The blood flow analyzer is designed to detect glaucoma in an earlier stage than is presently possible. In addition, the device performs tonometry and blood flow analysis. Other ophthalmic diagnostic devices that do not detect glaucoma in the early stages of the disease as does the Company's analyzer retail at comparable prices. Thus, the Company believes that it can compete in the diagnostic market place based upon the lower price and improved diagnostic functions of the analyzer.

Intellectual Property Protection

         The Company's cataract surgical products are proprietary in design, engineering and performance. Its surgical ultrasonic products have not been patented to date because the primary technology for ultrasonic tissue fragmentation, as available to all competitors in the market, is mainly in the public domain.

         The Company acquired proprietary intellectual property in the transaction with Humphrey Systems when the Company purchased the diagnostic ultrasonic product line in 1999. This technology uses ultrasound to create a high resolution computer image of the unseen parts of the eye that is a "map" for the practitioner. The P40 UBM Ultrasound Biomicroscope, one of the ultrasonic products the Company purchased, is subject to a license agreement dated September 27, 1990, with Sunnybrook Health Science Center. Under the terms of the license agreement, the Company has the exclusive worldwide rights to manufacture and sell the UBM biomicroscope, for which the Company is required to pay a royalty of $150 for each licensed product sold. The license agreement was automatically terminated by its terms on September 27, 2002, at which time the Company had a royalty free worldwide license to use and sell the P40 UBM Ultrasound Biomicroscope. However, the Company has a continuing obligation after such termination to continue to use and sell the biomicroscope only in the field of ophthalmology.

         The Photon(TM) laser cataract probe is protected under a United States patent issued to Daniel M. Eichenbaum, M.D. in 1987 and subsequently assigned to PhotoMed International, Inc. and a Japanese patent issued to the Company in 1997 for the utility and methods of laser ablation, aspiration and irrigation of tissue through a hand held probe of a unique design. The United States patent is due to expire in September 2004.

         The Company secured the exclusive worldwide rights to this patent shortly after its issue, and to the international patents pending, from PhotoMed by means of a license agreement dated July 7, 1993. The license agreement provided the Company with the rights to manufacture, distribute and sell a laser system using the Photon(TM) laser cataract probe and related components to customers on a worldwide basis, for which PhotoMed is to receive a 1% royalty on all net sales of such systems and related components sold worldwide.

         Under the license agreement PhotoMed is entitled to all royalty payments from net sales at the time of billing to the purchaser or within 30 days of the date of shipment, whichever occurs first. The Company is required each quarter to prepare a summary of sales and the royalties to which PhotoMed is entitled to be paid. The sales summary must list the number of surgical systems and disposable units sold in each country, the dollar value of gross and net sales, the amount of the royalty to which PhotoMed is entitled, and any other information requested by PhotoMed from time to time. Under the terms of the agreement, the Company has agreed to be actively engaged in either research and development of a salable product utilizing the patent or in marketing and selling such a product.

         The license agreement was amended on December 5, 1997 to allow PhotoMed the right to conduct research, development and marketing utilizing the patent in certain medical subspecialties other than ophthalmology for which the Company would receive royalty payments equal to 1% of the proceeds from the net sales of products utilizing the patent. The license agreement expired when the United States patent rights expired in September 2004, but the license agreement could be automatically extended or renewed for any term of extension or renewal awarded for the patent rights. In addition, the Company has the right to terminate the license agreement at any time after July 7, 2003 upon 90 days prior written notice to PhotoMed.

         PhotoMed and Dr. Eichenbaum brought legal action against the Company on September 11, 2000 involving an amount of royalties that were allegedly due and owing to them from the sale of equipment by the Company. The Company has paid $15,717 to bring all royalty payments up to date through January 5, 2005. The Company has been working with PhotoMed and Dr. Eichenbaum to ensure that the royalty calculations have been correctly made. It is anticipated that once the parties agree on the correct royalty calculations, the legal action will be dismissed.

         An issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one Photon(TM) laser system has been sold and no systems returned. Thus, the amount of royalties due, according to the Company's calculations, is $981. The Company made payment of this amount to Photomed and Dr. Eichenbaum on January 5, 2005 and, as a result, seeks to have the legal action dismissed. However, if the partes are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend the complaint to request termination of the license agreement and, if successful, the Company would lose its rights to manufacture or sell the Photon(TM) laser system.

         The Photon(TM) laser cataract probe is also protected under a United States patent issued to the Company in 2002 for a laser surgical device for the removal of intraocular tissue including a handpiece and a trap. The patent is due to expire in August 2019. There are also two pending United States patents relating to the Photon(TM) laser cataract probe.

         The Blood Flow Analyzer(TM) was granted a patent in the United Kingdom in 1998 and in the United States in 1999, and has a patent pending in Japan. These patents relate to pneumatic pressure probes for use in measuring change in intraocular pressure and in measuring pulsatile ocular blood flow. The United States patent rights expire in January 2019 and the United Kingdom patent rights expire in November 2015.

         The Dicon(TM) Perimeters and the Dicon(TM) Corneal Topographer each have a U.S. patent with a wide scope of claims. The United States patent for the Dicon(TM) Perimeter was issued in 1991 and the patent rights expire in March 2010. The United States patent for the Dicon(TM) Corneal Perimeter was issued in 2002 and the patent rights expire in January 2018.

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

         The Company also relies on trade secret law to protect some aspects of its intellectual property. All of its key employees, consultants and advisors are required to enter into a confidentiality agreement with us. Most of its third-party manufacturers and formulators are also bound by confidentiality agreements with the Company.

Regulation

         The FDA under the Food, Drug and Cosmetics Act regulates the Company's surgical and diagnostic systems as medical devices. As such, these devices require premarket clearance or approval by the FDA prior to their marketing and sale. Such clearance or approval is premised on the production of evidence sufficient for the Company to show reasonable assurance of safety and effectiveness regarding its products. Pursuant to the Food, Drug and Cosmetics Act, the FDA regulates the manufacture, distribution and production of medical devices in the United States and the export of medical devices from the United States. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial of premarket clearance or approval for devices. Recommendations by the FDA that the Company not be allowed to enter into government contracts in order to avoid criminal prosecution may also be made.

         Following the enactment of the Medical Device Amendments to the Food, Drug and Cosmetics Act in May 1976, the FDA began classifying medical devices in commercial distribution into one of three classes: Class I, II or III. This classification is based on the controls that are perceived to be necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those devices, the safety and effectiveness of which can reasonably be ensured through general controls, such as adequate labeling, advertising, premarketing notification and adherence to the FDA's Quality System Requirements regulations. Some Class I devices are exempt from some of the general controls. Class II devices are those devices the safety and effectiveness of which can reasonably be assured through the use of special controls, such as performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices are devices that must receive premarketing approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are limited to life sustaining, life supporting or implantable devices, or to new devices that have been found not to be substantially equivalent to legally marketed devices.

         There are two principal methods by which FDA approval may be obtained. One method is to seek FDA approval through a premarketing notification filing under Section 510(k) of the Food, Drug and Cosmetics Act. If a manufacturer or distributor of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-1976 Class III medical device for which the FDA has not called for a pre-marketing approval, the manufacturer or distributor may seek FDA Section 510(k) premarketing clearance for the device by filing a Section 510(k) premarketing notification. The Section 510(k) notification and the claim of substantial equivalence will likely have to be supported by various types of data and materials, possibly including clinical testing results, obtained under an Investigational Device Exemption granted by the FDA. The manufacturer or distributor may not place the device into interstate commerce until an order is issued by the FDA granting premarketing clearance for the device. There can be no assurance that the Company will obtain Section 510(k) premarketing clearance for any of the future devices for which the Company seeks such clearance including the Photon(TM) laser system.

         The FDA may determine that the device is "substantially equivalent" to another legally marketed Class I, Class II or pre-1976 Class III device for which the FDA has not called for a premarketing approval, and allow the proposed device to be marketed in the United States. The FDA may determine, however, that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. A "not substantially equivalent" determination or a request for additional information could delay the Company's market introduction of its products and could have a material adverse effect on its business, operating results and financial condition.

         The alternate method to seek approval is to obtain premarketing approval from the FDA. If a manufacturer or distributor of a medical device cannot establish that a proposed device is substantially equivalent to another legally marketed device, whether or not the FDA has made a determination in response to a Section 510(k) notification, the manufacturer or distributor will have to seek premarketing approval for the proposed device. A premarketing approval application would have to be submitted and be supported by extensive data, including preclinical and clinical trial data to prove the safety and efficacy of the device. If human clinical trials of a proposed device are required and the device presents a significant risk, the manufacturer or the distributor of the device will have to file an Investigational Device Exemption application with the FDA prior to commencing human clinical trials. The Investigational Device Exemption application must be supported by data, typically including the results of animal and mechanical testing. If the Investigational Device Exemption application is approved, human clinical trials may begin at a specific number of investigational sites, and the approval letter could include the number of patients approved by the FDA.

         An Investigational Device Exemption clinical trial can be divided into several parts or phases. Sometimes a company will conduct a feasibility study (Phase I) to confirm that a device functions according to its design and operating parameters. This is a usual clinical trial site. If the Phase I results are promising, the applicant may, with the FDA's permission, expand the number of clinical trial sites and the number of patients to be treated to assure reasonable stability of clinical results. Phase II studies are performed to confirm predictability of results and the absence of adverse reactions. The applicant may, upon receipt of the FDA's authorization, subsequently expand the study to a third phase with a larger number of clinical trial sites and a greater number of patients. This involves longer patient follow-up times and the collection of more patient data. Product claims, labeling and core data for the premarketing approval are derived primarily from this portion of the clinical trial. The applicant may also, upon receipt of the FDA's permission, consolidate one or more of such portions of the study. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. Although both approval methods may require clinical testing of the device in question under an approved Investigational Device Exemption, the premarketing approval procedure is more complex and time consuming.

         Upon receipt of the premarketing approval application, the FDA makes a threshold determination whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the premarketing approval is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA has by regulation 90 days to review it; however, the review time is often extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's Quality System Requirements prior to approval of a premarketing application. While the FDA has responded to premarketing approval applications within the allotted time period, premarketing approval reviews generally take approximately 12 to 18 months or more from the date of filing to approval. The premarketing approval process is lengthy and expensive, and there can be no assurance that such approval will be obtained for any of the Company's products determined to be subject to such requirements. A number of devices for which other companies have sought premarketing approval have never been approved for marketing.

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

         Furthermore, the introduction of the Company's products in foreign countries may require it to obtain foreign regulatory clearances. The Company believes that only a limited number of foreign countries have extensive regulatory requirements, including France, Germany, Korea, China and Japan. The time involved for regulatory approval in foreign countries varies and can take a number of years. A number of European and other economically advanced countries, including Italy, Norway, Spain and Sweden, have not developed regulatory agencies for intensive supervision of such devices. Instead, they generally have been willing to accept the approval of the FDA. Therefore, a premarketing approval, Section 510(k) or approved Investigational Device Exemption from the FDA is tantamount to approval in those countries. These countries and most developing countries have simply deferred direct discretion to licensed practicing surgeons to determine the nature of devices that they will use in medical procedures. The Company's two ultrasound systems, the Photon(TM) laser cataract system it is developing and the ocular blood flow analyzer are all devices which require FDA approval. Therefore, a significant aspect of the acceptance of the devices in the market is the Company's effectiveness in obtaining the necessary approvals. Having an approved Investigational Device Exemption allows the Company to export a product to qualified investigational sites.

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

         The Company received a warning letter dated August 30, 2000 from the Office of Compliance, Center for Devices and Radiological Health of the Food and Drug Administration relating to certain deficiencies in the human clinical trials for its Photon(TM) Laser Cataract System. The warning letter concerned the conditions found by the FDA during several audits at its clinical sites. The FDA's comments were isolated to the administrative procedures of compiling data from the clinical sites. The Company responded to the warning letter in a submission dated September 27, 2000. In the submission the Company took corrective action that included submitting a revised clinical protocol and case report forms and procedures for the collection and control of data. In a subsequent letter dated November 2, 2000 to us, the FDA granted conditional approval provided that the Company correct certain deficiencies. After providing several additional submissions to the FDA, the Company received a letter dated February 13, 2001 from the FDA stating that the deficiencies had been corrected and the clinical trials could continue.

         Subsequent to the warning letter, the Company received approval to continue its clinical trials, the results of which were included in its supplemental submission to the FDA in October 2001 for the existing (510)(k) predicate device application for the Photon(TM) laser system. In December 2001, the Company received a preliminary review from the FDA regarding the supplemental submission. As a result of that preliminary review, the Company submitted additional clinical information to the FDA on February 6, 2002. The application is receiving ongoing review by the FDA. On May 7, 2002, the Company received a letter from the FDA requesting further clinical information. The Company has generated additional clinical information in response to the letter and is uncertain if the Company will make a submission to the FDA with the additional clinical information. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. Its diagnostic products are currently its major focus and the Photon(TM) and other extensive research and development prospects have been put on hold pending future evaluation until the Company's financial position improves. Its focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products.

Employees

         As of March 31, 2006, the Company had 22 full-time employees. This number does not include its manufacturer's representatives who are independent contractors rather than its employees. The Company also utilizes several consultants and advisors. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. None of its employees are a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.

         In December 2001 the Company initiated the first phase of a corporate downsizing program to reduce its operating expenses. The Company implemented the second phase of its downsizing program in the second quarter of 2002, by closing and transferring its manufacturing from its site in San Diego, California to Salt Lake City, resulting in further reductions in operating expenses. As a result of the downsizing program and some resignations, the number of its employees has been reduced by 72% from 112 to 22 employees. The estimated cost savings from the downsizing program will be in excess of $2,000,000 annually. The costs of downsizing have included onetime expenses of approximately $43,000 for moving and travel. In addition, the Company incurred additional onetime expenses of approximately $18,000 for housing accommodations for key employees working in Salt Lake City. The Company realized a net cost savings from downsizing of approximately $2,394,000 during the twelve months ended December 31, 2002.

Item 2. Description of Property

         The Company's corporate offices are currently located at 2355 South 1070 West, Salt Lake City, Utah. This facility consists of 16,926 square feet of leased office and warehouse space. These facilities are leased from Eden Roc, a California partnership, at a base monthly rate of $7,109, plus a $1,690 monthly common area maintenance fee. In January 2003, the Company renegotiated a three-year lease with Eden Roc at a monthly rate of $9,295, plus a $1,859 common area maintenance fee for the year 2003, with the rate increased to $11,433 (including a $1,859 common area maintenance fee) for 2004 and to $11,720 (including a $1,859 common area maintenance fee) for 2005. Pursuant to the lease, the Company pays all real estate and personal property taxes and the insurance costs on the premises. The lease expired on December 31, 2005. Since

January 1, 2006, the Company has leased 16,926 square feet of space in the facility on a month to month basis at a monthly rate of $7,109 plus a $1,690 common area maintenance fee.

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

         It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. An issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one Photon(TM) laser system has been sold and no systems returned. Thus, the amount of royalties due, according to the Company's calculations, is $981. The Company made payment of this amount to Photomed and Dr. Eichenbaum on January 5, 2005 and, as a result, seeks to have the legal action dismissed. However, if the parties are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend their complaint to request termination of the license agreement and, if successful, the Company would lose its right to manufacture and sell the Photon(TM) laser system.

         An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. The complaint claims that $49,626 plus interest is due for the leasing of three copy machines that were delivered to the Company's Salt Lake City facilities on or about April of 2000. The action also seeks an award of attorney's fees and costs incurred in the collection. The Company filed an answer to the complaint disputing the amounts allegedly owed due to machine problems and a claimed understanding with the vendor. The Company returned two of the machines. The Company was engaged in settlement discussions with CitiCorp until counsel for CitiCorp withdrew from the case. New counsel for CitiCorp was appointed. After an initial meeting with new counsel, the Company provided initial disclosures to the new counsel.

         On August 3, 2003, a complaint was filed against the Company by Corinne Powell, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030918364). Defendants consist of the Company and Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz, directors of the Company. The complaint alleges that at the time the Company laid off Ms. Powell on March 25, 2003, she was owed $2,030 for business expenses, $11,063 for accrued vacation days, $12,818 for unpaid commissions, the fair market value of 50,000 stock options exercisable at $5.00 per share that she claims she was prevented from exercising, attorney's fees and a continuing wage penalty under Utah law. On March 29, 2005, the Company agreed to a settlement with Ms. Powell of her claims for unpaid business expenses, accrued vacation days, and unpaid commissions by agreeing to pay her the sum of $13,000. The Company made payment to Ms. Powell for the agreed upon settlement amount. The Company believes the remaining claims are without merit and intends to vigorously defend against such claims.

         On September 10, 2003, an action was filed against the Company by Larry Hicks in the Third Judicial District Court, Salt Lake County, State of Utah, (Civil No. 030922220), for payments due under a consulting agreement with the Company. The complaint claims that monthly payments of $3,083 are due for the months of October 2002 to October 2003 under the consulting agreement and, if the agreement is terminated, for the sum of $110,000 minus whatever the Company has paid Mr. Hicks prior to such termination, plus costs, attorney's fees and a wage penalty pursuant to Utah law. The Company has filed an answer in which it denies any liability to Mr. Hicks. Formal discovery in the matter has commenced. The Company disputes the amount allegedly owed and intends to vigorously defend against such action.

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

         On March 31, 2005, an action was filed against the Company by Joseph W. Spadafora in the United States District Court, District of Utah (Civil No. 2:05CV00278 TS). The complaint alleges that Dr. Spadafora was a clinical investigator in the study for the FDA involving the Company's Photon(TM) laser system where he performed numerous surgeries using the Photon(TM). Dr. Spadafora contends that in meetings with Company personnel he suggested ways in which the handpiece on the Photon(TM) could be improved. Dr. Spadafora further contends that on August 5, 1999, when the Company filed a patent application for an improved handpiece with the United States Patent and Trademark Office, he was not named as one of the inventors or a co-inventor on the patent application.

         On September 24, 2004, the Company was issued a patent entitled, "Laser Surgical Handpiece with Photon Trap." Because the Company did not list Dr. Spadafora as one of the inventors or a co-inventor on the patent, Dr. Spadafora is requesting in his complaint that a court order be entered declaring that he is the inventor or co-inventor of the patent and, as a result, is entitled to all or part of the royalties and profits that the Company earned or will earn from the sale of any product incorporating or using the improved handpiece, plus interest and attorney's fees. Formal discovery has been in progress. The Company disputes the claims made by Dr. Spadafora and intends to vigorously defend against such action.

         The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

Completion of Settlement of Federal and State Class Action Lawsuits

         On August 26, 2005, the federal court entered an order and final judgment granting final approval of the settlement agreement reached on February 22, 2005 in the federal court class action lawsuit and dismissing the complaint filed in the lawsuit with prejudice as against the Company and its former executive officers, Thomas F. Motter, Mark R. Miehle and John W. Hemmer. In addition, the court permanently enjoined class members in the lawsuit and their successors and assigns from instituting any other actions against the Company and its former executive officers that had been or could have been asserted by the class members against the Company and its former executive officers in the federal court class action lawsuit.

         Following the entry of the order and final judgment in the federal court class action lawsuit, there was a 30 days period to appeal the order and final judgment. The 30 day period lapsed and no appeal was made of the order and final judgment. Consequently, the order and final judgment entered by the federal court is non-appealable. Under the terms of settlement of the federal court class action lawsuit, U.S. Fire Insurance Company, which issued a Directors and Officers Liability and Company Reimbursement Policy to the Company for the period from July 10, 2002 to July 10, 2003, agreed to pay the sum of $1,507,500 in cash to the class members that purchased securities of the Company during the period between April 17, 2002 and November 4, 2002.

         On August 23, 2005, the state court entered a final judgment and order of dismissal with prejudice, granting final approval of the terms of settlement reached on February 23, 2005 in the state court class action lawsuit, dismissing the state class action lawsuit and all claims contained therein against the Company and its former executive officers, and enjoining the class members in the lawsuit from prosecuting the settled claims against the Company and its former executive officers.

         Following the entry of the final judgment and order of dismissal with prejudice in the state court class action lawsuit, there was a 30 day period to appeal the final judgment and order. The 30 day period has now lapsed and no appeal was made of the final judgment and order. Consequently, the final judgment and order entered by the state court is non-appealable. Under the terms of settlement of the state court class action lawsuit, U.S. Fire agreed to pay the sum of $625,000 in cash to the class members that purchased shares of Series E Convertible preferred stock on or about July 11, 2001.

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

         The state court class action lawsuit was initially filed on October 14, 2003 by Albert Kinzinger, Jr., individually and on behalf of all others similarly situated, against Paradigm Medical and its former executive officers in the Third District Court for Salt Lake County, State of Utah.

         On February 22, 2005, the Company executed written settlement agreements to settle the federal and state court class action lawsuits. As a condition to the settlement agreements, the courts in such lawsuits must have entered orders granting final approval of the settlements reached in those respective actions, and such orders must have become final and non-appealable.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2005


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The Company's authorized capital stock consists of 250,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.001 par value per share. The Company has created seven classes of preferred stock, designated as Series A preferred stock, Series B preferred stock, Series C preferred stock , Series D preferred stock, Series E preferred stock, Series F preferred stock and Series G preferred stock.

         The Company's common stock and Class A warrants trade on the OTC Bulletin Board under the respective symbols of "PMED.OB" and "PMEDW.OB." Prior to July 22, 1996, there was no public market for the common stock. From July 22, 1996 to June 25, 2003, its common stock and Class A warrants were listed on the Nasdaq SmallCap Market. Since June 25, 2003, its common stock and Class A warrants have traded on the OTC Bulletin Board. As of April 13, 2006, the closing sale prices of the common stock and Class A warrants were $.012 per share and $.03 per warrant, respectively. The following are the high and low sale prices for the common stock and Class A warrants by quarter as reported by Nasdaq from January 1, 2000 to June 25, 2003 and by the OTC Bulletin Board since June 25, 2003.

                                               Common Stock     Class A Warrants
                                               Price  Range      Price   Range
         Period (Calendar Year)                High     Low      High      Low


2004
     First Quarter ....................      $  .21   $  .15   $  .05    $  .02
     Second Quarter....................         .16      .07      .05       .03
     Third Quarter.....................         .12      .09      .03       .02
     Fourth Quarter....................         .12      .08      .02       .02

2005
     First Quarter ....................         .10      .08      .02       .01
     Second Quarter ...................         .09      .07      .01       .01
     Third Quarter.....................         .10.     001      .16      .006
     Fourth Quarter....................        .048     .001      .09      .006

2006
     First Quarter ....................        .047     .001     .056      .016

         The Company's Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock, Series E preferred stock, Series F preferred stock and Series G preferred stock are not publicly traded. As of March 31, 2006, there were 743 record holders of common stock, six record holders of Series A preferred stock, four record holders of Series B preferred stock, no record holders of Series C preferred stock, one record holder of Series D preferred stock, one record holder of Series E preferred stock, 18 record holders of Series F preferred stock, and one record holder of Series G preferred stock.

         The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company must pay cash dividends to holders of its Series A preferred, Series B preferred, Series C preferred, Series D preferred stock, Series E preferred, Series F preferred stock and Series G preferred stock before it can pay any cash dividend to holders of its common stock. Dividends paid in cash pursuant to outstanding shares of its Series A, Series B, Series C, Series D, Series E, Series F and Series G preferred stock are only payable from its surplus earnings, and are noncumulative and therefore, no deficiencies in dividend payments from one year will be carried forward to the next.

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

Critical Accounting Policies

         Revenue Recognition. The Company recognizes revenue in compliance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB
101), as revised by Staff Accounting Bulletin No. 104, Revenue Recognition (SAB
104). SAB 101 and SAB 104 detail four criteria that must exist before revenue is recognized:

         1. Persuasive evidence of an arrangement exists. Prior to shipment of product, the Company required a signed purchase order and, depending upon the customer, a down payment toward the final invoiced price or full payment in advance with certain international product distributors.

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

         3. The sales price is fixed or determinable. The purchase order received from the customer includes the agreed upon sales price. The Company does not accept customer orders, and therefore does not recognize revenue, until the sales price is fixed.

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

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the twelve months ended December 31, 2005, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on this entire diagnostic product group.

         During the year ended December 31, 2005, the Company recorded an increase in the warranty accrual of $30,000. This increase was a result of a comprehensive analysis by management regarding historical warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual. However, in recent periods the usage of the warranty accrual has continued to increase. After reviewing the recent historical data, management determined that the warranty accrual should be increased by $30,000 to $119,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued.

         During the twelve months ended December 31, 2005, management made certain adjustments to the financial statements, including a decrease in the reserve for obsolete or estimated non-recoverable inventory of $61,000. The Company also recorded a net decrease in the allowance for doubtful accounts receivable of $1,000, impairment of intangibles of $340,000, and decreases in accruals to settle outstanding disputes in the amount of $148,000.

         The Company's ultrasound diagnostic products include a P55 pachymetric analyzer, a P37 Ultrasound A/B Scan, a P40 Ultrasound Biomicroscope, a P45 Plus Ultrasound Biomicroscope and a P60 Ultrasound Biomicroscope, the technology for which was acquired from Humphrey Systems in 1998. The Company introduced the P45 Plus in the fall of 2000, which combines the A/B Scan, and the biomicroscope into one instrument. The Company introduced the P60 in March 2005, which represents the fourth generation of UBM devices and has better visual clarity and image flexibility than earlier versions. In addition, the Company markets its Blood Flow Analyzer(TM) acquired in the purchase of Ocular Blood Flow Ltd. in June 2000. Other diagnostic products are the Dicon(TM) LD400 Auto Perimeter and the Dicon (TM) CT 200e Corneal Topographer, which were acquired in the acquisition of Vismed d/b/a Dicon in June 2000. The Company purchased the inventory, design and production rights of the SIStem(TM) , the Odyssey and the Surgetrol from Mentor Corporation in October 1999, which was designed to perform minimally invasive cataract surgery. In November 1999, the Company entered into a Mutual Release and Settlement Agreement with the manufacturer of the Precisionist ThirtyThousand(TM), in which the Company purchased the raw materials and finished goods inventory to bring the manufacturing of this product in-house. During the fourth quarter of 2003, the Company sold all inventory and rights associated with the SIStem(TM) and Odyssey(TM) for $125,000. This transaction resulted in sales of $125,000 with no cost of sales because a reserve for obsolete inventory had been recorded on all SIStem(TM) and Odyssey(TM) inventory.

         Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2005, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves. Due to the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the inventory associated with the Precisionist Thirty Thousand(TM) and the Photon(TM) as well as certain other inventory items that are estimated to be non-recoverable due to the lack of significant turnover of such items in recent periods.

         The Company has shown improvement in its manufacturing efficiencies, as well as the timeliness and the quality of the Company's services to its customers. For example, a great deal of the improvement is attributable to reforms in operations, which enabled dramatically improved availability of product and decreased lead times. Additional reorganization of services enabled substantially reduced wait times and reserve requirements. Specifically, during 2005 the Company was able to record an increase in income of approximately $30,000 from a reduction in warranty reserves. This reduction was a result of a comprehensive analysis by management regarding historical warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual. However, in recent periods the usage of the warranty accrual has continued to decline. After reviewing the recent historical data, the Company determined that the warranty accrual should be reduced by approximately $300,000. The Company will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued.

         Activities for the twelve months ended December 31, 2005 and 2004 included sales of the Company's products and related accessories and disposable products. In March 2004, the Company named a new President and Chief Executive Officer, John Y. Yoon. Mr. Yoon resigned effective December 31, 2005 to pursue other opportunities. Mr. Yoon was replaced by Raymond P.L. Cannefax as President and Chief Executive Officer on January 5, 2006. In April 2004, the Company named Aziz A. Mohabbat as Vice President of Operations and Chief Operating Officer. Mr. Mohabbat resigned effective November 15, 2005 to pursue other opportunities. In March 2006, the Company named Luis A. Mostacero as Vice President of Finance. Mr. Mostacero previously served as the Company's Controller from June 2000 to August 2005. In April 2006, the Company named Michael S. Austin as Vice President of Sales and Marketing.

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

         In April 2001, the Company received written authorization from the CPT Editorial Research and Development Department of the American Medical Association to use a common procedure terminology or CPT code number 92120 for its Blood Flow Analyzer(TM), for reimbursement purposes for doctors using the device. However, certain insurance payors have elected not to reimburse doctors using the Blood Flow Analyzer(TM). The Company believes the reasons why insurance payors initially elected not to reimburse doctors using the CPT code were the relatively high volume of claims that began to be submitted under CPT code number 92120 compared to the limited volume of claims previously submitted under this code, and the time consumed by the Blood Flow Analyzer(TM) test, which some payors may have believed was less than what is allowed under CPT code number 92120. This trend began shortly after insurance payors were presented with reimbursement requests under this code, and the Company believes these reasons were the basis for the initiation of nonpayment.

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

         There were a number of factors that contributed to the decrease in sales of the Blood Flow Analyzer (TM) and other products. September 11, 2001, the ensuing Afghanistan conflict, and the Iraq war had a significant impact on the Company's international sales. The U.S. recessionary economic trend has impacted its domestic sales. Additionally, the Company restructured its sales organization and sales channels by decreasing its direct sales force who are full-time employees from 10 direct sales employees on January 1, 2003, to three direct sales employees on December 31, 2005. The dependent sales force was reduced because the Company does not have sufficient revenues to justify the larger direct sales force. One of the challenges for fiscal 2006 will be the judicious reconstruction of the sales force in anticipation of increased sales.

         The Company intends to increase its efforts to sell its diagnostic products through independent sales representatives and ophthalmic equipment distributors, which are paid commissions only for their sales. As of December 31, 2005, the Company had one independent sales representative and 54 ophthalmic and medical product distributors outside the United States. The Company hopes to benefit from these recently hired sales representatives and distributors in the United States as they gain familiarity, through training, of the Company's diagnostic products. Due to concerns over the budget and the effectiveness of trade shows, the Company exhibited at only two trade shows during 2005. The Company monitors trade show attendance to determine the extent to which it will exhibit at future trade shows.

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

Convertible Notes

         To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in callable secured convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of the callable secured convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $2,500,000 as follows:

         o    $850,000 was disbursed on April 27, 2005;
         o $800,000 was disbursed on June 23, 2005 after filing a registration statement on June 22, 2005, which registered the shares of common stock underlying the callable secured convertible notes and the warrants; and
         o $850,000 was disbursed on June 30, 2005, upon the effectiveness of the registration statement on June 29, 2005, which registered the shares of common stock underlying the callable secured convertible notes and the warrants.

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

         The noteholders have agreed to restrict their ability to convert their callable secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the selling stockholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes.

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

         Since June 30, 2005, a total of $588,561 in callable secured convertible notes have been converted into 131,251,200 shares of the Company's common stock pursuant to conversion notices from The NIR Group. The dates of these conversion notices, the amount of the notes converted, the conversion price of the notes converted, and the shares issued to the noteholders upon conversion were as follows:

                                                               Shares Issued to
        Date of Notice    Amount of Notes   Conversion Price      Noteholders
        of Conversion        Converted          of Notes        Upon Conversion
        --------------    ---------------   ----------------    ----------------

July 7, 2005                     39,900              .0285             1,400,000
July 14, 2005                    40,460              .0289             1,400,000
July 20, 2005                    32,110              .0247             1,300,000
July 26, 2005                    29,682              .0194             1,530,000
July 29, 2005                    28,458              .0186             1,530,000
August 8, 2005                   22,032              .0144             1,530,000
August 16, 2005                  25,480               .014             1,820,000
August 22, 2005                  22,386              .0123             1,820,000
August 26, 2005                  16,898              .0119             1,420,000
August 27, 2005                   4,760              .0119               400,000
September 2, 2005                20,600              .0103             2,000,000
September 12, 2005               16,380             .00819             2,000,000
September 16, 2005               13,800              .0069             2,000,000
September 22, 2005               11,580             .00579             2,000,000
September 28, 2005               11,628              .0051             2,280,000
October 3, 2005                   7,157            .003139             2,280,000
October 10, 2005                  7,157            .003139             2,280,000
October 12, 2005                  6,840               .003             2,280,000
October 19, 2005                  8,430               .003             2,810,000
October 25, 2005                  8,430               .003             2,810,000
October 31, 2005                  8,795             .00313             2,810,000
November 3, 2005                  8,599             .00306             2,810,000
November 11, 2005                 9,947             .00354             2,810,000
November 15, 2005                11,187              .0033             3,390,000
November 21, 2005                10,814             .00319             3,390,000
December 7, 2005                  9,661             .00285             3,390,000
December 13, 2005                 9,187             .00271             3,390,000
December 22, 2005                 9,840             .00246             4,000,000
December 29, 2005                 9,360             .00234             4,000,000
January 11, 2006                  8,476            .002119             4,000,000
January 18, 2006                  8,476            .002119             4,000,000
January 24, 2006                  8,476            .002119             4,000,000
January 27, 2006                  8,556            .002139             4,000,000
February 13, 2006                 6,578              .0012             5,481,600
February 21, 2006                 6,682            .001219             5,481,600
February 23, 2006                 6,907             .00126             5,481,600
February 28, 2006                 8,984            .001639             5,481,600
March 7, 2006                    15,513             .00283             5,481,600
March 15, 2006                   30,971             .00565             5,481,600
March 20, 2006                   30,093             .00549             5,481,600
March 27, 2006                   24,120             .00804             3,000,000
March 31, 2006                   23,220             .00774             3,000,000
                              ---------                              -----------
     Total                    $ 588,561                              131,251,200

         To obtain additional funding for the Company's ongoing operations, the Company entered into a second securities purchase agreement on February 28, 2006 with the same four accredited investors for the sale of (i) $1,500,000 in callable secured convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the callable secured convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

         o    $500,000 was disbursed on February 28, 2006;
         o $500,000 will be disbursed after filing a registration statement that registers the shares of common stock underlying the callable secured convertible notes and the warrants; and

         o $500,000 will be disbursed upon the effectiveness of the registration statement that registers the shares of common stock underlying the callable secured convertible notes and the warrants.

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

         The Company also agreed not, without the prior written consent of a majority-in-interest of the investors, to negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning February 28, 2006 and ending on the later of (a) 270 days from February 28, 2006, or (b) 180 days from the date the registration statement is declared effective.

         In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning February 28, 2006 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro-rata share (based on the ratio of each investor's purchase under the Securities Purchase Agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

         The callable secured convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The callable secured convertible notes mature in three years from the date of issuance, and are convertible into our common stock at the selling stockholders' option, at the lower of (i) $.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

         The callable secured convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding callable secured convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.02 per share. An event of default includes the failure by the Company to pay the principal or interest on the callable secured convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the callable secured convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes;
(b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

         The warrants are exercisable until five years from the date of issuance at a purchase price of $.10 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the callable secured convertible notes issued pursuant to the securities purchase agreement.

         The noteholders have agreed to restrict their ability to convert their callable secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the selling stockholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes.

         The Company is required to register the shares of its common stock issuable upon the conversion of the callable secured convertible notes and the exercise of the warrants. The registration statement must be filed with the Securities and Exchange Commission within 60 days of the February 28, 2006 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the callable secured convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at our option.

         As of April 14, 2006, the Company had 160,959,428 shares of its common stock issued and outstanding and $2,411,439 callable secured convertible notes outstanding that may be converted into an estimated 335,000,000 shares of common stock at current market prices, and outstanding warrants to purchase 20,534,392 shares of its common stock. Additionally, the Company has an obligation to sell $1,000,000 callable secured convertible notes that may be converted into an estimated 139,000,000 shares of common stock at current market prices and issue warrants to purchase 8,000,000 shares of common stock in the near future. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may depress the market price of the Company's common stock.

         The Company's obligation to issue shares upon conversion of the callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,411,439 principal amount of callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of April 13, 2006 of $.012.


    % Below      Price Per     With 40%       Number of             % of
    Market         Share       Discount     Shares Issuable     Outstanding*
    -------      ---------     --------     ---------------     ------------

      25%          $.009        $.0054        631,747,963          392.5%
      50%          $.006        $.0036        947,621,944          588.7%
      75%          $.003        $.0018      1,895,243,889         1,177.5%

*Based on 160,959,428 shares outstanding.

         As illustrated, the number of shares of common stock issuable upon conversion of the Company's callable secured convertible notes will increase if the market price of the Company's common stock declines, which will cause dilution to existing stockholders.

         The callable secured convertible notes are convertible into shares of the Company's common stock at a 40% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the noteholders convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The noteholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may have a depressive effect on the market price of the common stock.

         The issuance of shares upon conversion of callable secured convertible notes and exercise of warrants may result in substantial dissolution to the interests of other stockholders since the holders of the convertible notes may ultimately convert and sell the full amount issuable upon conversion. Although the noteholders may not convert their callable secured convertible notes and/or exercise their warrants if such conversion or exercise price would cause them to own more than 4.99% of the Company's outstanding common stock, this restriction does not prevent the noteholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the noteholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of the Company's common stock.

         On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of callable secured convertible notes. On February 28, 2006, the Company entered into another securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of callable secured convertible notes. These callable secured convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Although the Company currently has $2,411,439 in callable secured convertible notes outstanding, the noteholders are obligated to purchase additional callable secured convertible notes in the aggregate amount of $1,000,000. Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

         The Company anticipates that the full amount of callable secured convertible notes will be converted into shares of its common stock, in accordance with the terms of the callable secured convertible notes. If the Company is required to repay the callable secured convertible notes, it would be required to use its limited working capital and raise additional funds. If the Company were unable to repay the notes when required, the noteholders could commence legal action against the Company and foreclose on all of its assets to recover the amounts due. Any such action would require the Company to curtail or cease operations.

Results of Operations

         Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

         Net sales for the twelve months ended December 31, 2005 decreased by $861,000, or 28%, to $2,201,000 as compared to $3,062,000 for the same period of 2004. This reduction in sales was primarily due to reduced sales of the Blood Flow Analyzer(TM) and a softening of sales of the Dicon(TM) perimeters and corneal topographers.

         For the twelve months ended December 31, 2005, sales from the Company's diagnostic products totaled $1,949,000, or 89% of total revenues, compared to $2,780,000, or 91% of total revenues for the same period of 2004. The remaining 11% of sales, or $252,000 during the twelve months ended December 31, 2005,was from parts, disposables, and service revenue.

         Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes increased to $967,000 during the twelve months ended December 31, 2005, or 43% of total quarterly revenues for the period, compared to $855,000, or 28% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) decreased by $464,000 to $97,000, or 4% of total revenues, for the twelve months ended December 31, 2005, compared to net sales of $561,000, or 18% of total revenues during the same period in 2004. Sales from the P37 A/B Scan Ocular Ultrasound Diagnostic decreased to $181,000, or 8% of total revenues, for the twelve month period ended December 31, 2005, compared to $265,000, or 9% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 autoperimeters and the CT 200 Corneal Topographer were $671,000, or 31% of the total revenues, for the twelve months ended December 31, 2005, compared to $1,022,000, or 34% of total revenues, for the same period of 2004.

         Sales have been lower for the Company due to a variety of reasons. Sales of the Blood Flow Analyzer(TM) decreased due in part from the reorganization of the Company's sales force. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the Blood Flow Analyzer(TM) though increased clinical awareness, product development and improved marketing plans.

         Sales of surgical products are at a standstill pending FDA approval of the Photon(TM) laser system. In the twelve month period ended December 31, 2005, the Company realized no sales in the surgical line consisting of the Precissionist Thirty Thousand(TM) and the Photon(TM) laser system. There were also no sales in the surgical line for the comparable period of 2004.

         Gross profit for the twelve months ended December 31, 2005 decreased to 27% of total revenues, compared to 60% of total revenues for the same period in 2004. The decrease in gross profit in 2005 was mainly due to issuance of new product demonstration equipment and physician testing and analysis for the new P60 UBM, as well as pricing adjustments related to the P60 product introduction during the twelve months ending December 31, 2005. There was no increase or decrease to cost of sales as a result of a change to the reserve for obsolete inventory in 2005.

         Marketing and selling expenses decreased by $160,000, or 20%, to $641,000, for the twelve months ended December 31, 2005, from $801,000 for the comparable period in 2004. The reduction was due primarily to a reduced number of sales representatives and lower travel related and associated sales expenses.

         General and administrative expenses increased by $424,000, or 48%, to $1,298,000 for the twelve months ended December 31, 2005, from $874,000 for the comparable period in 2004. The increase in general and administrative expenses was primarily due to the additional employees who were hired to assist in the development, testing, marketing and sales of the new UBM.

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

         Also during 2005, the Company collected $1,000 in receivables that were previously allowed in the allowance for doubtful accounts. During 2005, the Company increased allowance for doubtful accounts by $100,000.

         Research, development and service expenses increased by $87,000, or 11%, to $855,000 for the twelve months ended December 31, 2005, compared to $768,000 in the same period of 2004. Most of the increase was due to the costs of development and compliance with regulatory requirements in releasing the new P60 UBM.

         Due to our ongoing cash flow difficulties, most of the Company's vendors and suppliers were contacted during 2004 and 2005 with attempts to negotiate reduced payments and settlement of outstanding accounts payable. While some vendors refused to negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount. The accounts payable forgiven by vendors and suppliers resulted in a gain of $12,000 and $206,000 during the years ended December 31, 2005 and 2004, respectively.

         Other income for 2004 consisted of a gain recorded from the sale of the Company's investment in International Bio-Immune Systems, Inc. In July 2004, the Company sold its investment in International Bio-Immune Systems, Inc. for net proceeds of $505,000 cash. Because, for book purposes, the Company's investment in International Bio-Immune Systems had previously been reduced to $0, the full amount of $505,000 was recorded as a gain in 2004.

Liquidity and Capital Resources

         The Company used $2,668,000 in cash in operating activities for the twelve months ended December 31, 2005, compared to $477,000for the twelve months ended December 31, 2004. The increase in cash used for operating activities for the twelve months ended December 31, 2005 was primarily attributable to the Company's net loss and decreases in accounts payable and accrued liabilities and an increase in inventory, specifically for the P60 UBM. Net cash received in financing activities was $2,603,000 for the twelve months ended December 31, 2005, versus cash used of $56,000 in the same period in 2004. The Company had working capital of $154,000 as of December 31, 2005. In January 2005, the Company sold 2,000,000 shares of its common stock to an accredited investor for $150,000 in cash. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

         As of December 31, 2005, the Company had net operating loss carry-forwards (NOLs) of approximately $39 million. These loss carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend for twenty years. The Company's ability to use net operating loss carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

         As of December 31, 2005, the Company had accounts payable of $459,000, a significant portion of which was over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has non-cancelable capital lease obligations and operating lease obligations that require the payment of approximately $194,000 in 2005, and $14,000 in 2006.

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

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 20% of total outstanding receivables as of December 31, 2005 and 14% as of December 31, 2004. The allowance for doubtful accounts decreased slightly from $101,000 at December 31, 2004 to $100,000 at December 31, 2005.

         The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the twelve months ended December 31, 2005, the Company added a net of $1,000 to the allowance for doubtful accounts, and during the twelve months ended December 31, 2004, the Company had a net recovery of receivables previously allowed for of $87,000. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,357,000 at December 31, 2005 and $1,418,000 at December 31, 2004, or 61% and 66% of total inventory, respectively. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

Impact of New Accounting Pronouncements

         In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20 and SFAS No 3. APB Opinion No 20 previously required that most voluntary changes in accounting principle be recognize by including the cumulative effect of changing to the new accounting principle in the net income of the period of the change. SFAS No 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period, rather than being reported in an income statement. The new standard will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of new standard will not have a material effect on its financial position, results of operations, cash flows, or previously issued financial reports.

         In November 2004, the FASB issued SFAS 151, "Inventory Costs--an amendment of ARB No. 43." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "[u]nder some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company's consolidated financial statements.

         In December 2004, FASB issued SFAS 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued FASB Statement No. 123 (revised
2004), "Share Based Payment." Statement 123 addresses the accounting for share based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123 requires an entity to recognize the grant date fair value of stock options and other equity based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair value based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued. The revised statement requires entities to disclose information about the nature of the share based payment transactions and the effects of those transactions on the financial statements.

         Statement 123 is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies that file as small business issuers, Statement 123 is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company believes that the adoption of this pronouncement may have a material impact on the Company's financial statements.

Item 7. Financial Statements

PARADIGM MEDICAL INDUSTRIES, INC.
Financial Statements
December 31, 2005 and 2004

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Index to Financial Statements

--------------------------------------------------------------------------------


                                                                          Page
                                                                          ----


Report of Independent Registered Public Accounting Firm                    F-2


Balance Sheet                                                              F-3


Statements of Operations                                                   F-4


Statements of Stockholders' Equity                                         F-5


Statements of Cash Flows                                                   F-6


Notes to Financial Statements                                              F-7

--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and shareholders
Paradigm Medical Industries, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Paradigm Medical Industries, Inc. (the Company) as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson
Bountiful, Utah
April 20, 2006

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                                   Balance Sheet

                                                               December 31, 2005
--------------------------------------------------------------------------------

              Assets
              ------

Current assets:
     Cash                                                       $        66,000
     Receivables, net                                                   401,000
     Inventories, net                                                   853,000
     Prepaid and other assets                                            11,000
                                                                ----------------

                  Total current assets                                1,331,000

Property and equipment, net                                              32,000
Intangibles, net                                                        339,000
                                                                ----------------

                  Total assets                                  $     1,702,000
                                                                ----------------

--------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                           $       459,000
     Accrued liabilities                                                704,000
     Current portion of capital lease obligations                        14,000
                                                                ----------------

                  Total current liabilities                           1,177,000
                                                                ----------------

Convertible Notes Payable                                             2,038,000
                                                                ----------------
Total long-term liabilities                                           2,038,000
                                                                ----------------
Total liabilities                                                     3,215,000
Commitments and contingencies                                                 -

Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000
       shares authorized, 613,447 shares issued and
       outstanding (aggregate liquidation Preference
       of $496,000)                                                       1,000
     Common stock, $.001 par value, 250,000,000
       shares authorized, 96,389,295 shares issued
       and outstanding                                                   96,000
     Additional paid-in capital                                      60,586,000
     Accumulated deficit                                            (62,196,000)
                                                                ----------------

                  Total stockholders' equity                         (1,513,000)
                                                                ----------------

                  Total liabilities and stockholders' equity    $     1,702,000
                                                                ----------------


--------------------------------------------------------------------------------

 The accompanying notes are an integral part of these financial statements   F-3


                                                                         PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                  Statements of Operations

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------

                                                                                     2005       2004
                                                                        ----------------------------------

Sales                                                                   $       2,201,000   $    3,062,000
Cost of sales                                                                   1,599,000        1,217,000
                                                                        ----------------------------------

         Gross profit                                                             602,000        1,845,000
                                                                        ----------------------------------

Operating expenses:
     General and administrative                                                (1,298,000)        (874,000)
     Marketing and selling                                                       (641,000)        (801,000)
      Research and development                                                   (855,000)        (768,000)
      Gain on settlement of liabilities                                             12,000         206,000
                                                                        ----------------------------------

         Total operating expenses                                              (2,782,000)      (2,237,000)
                                                                        ----------------------------------

         Operating loss                                                        (2,180,000)        (392,000)
                                                                        ----------------------------------
Other income (expense):
     Other income                                                                  16,000                -
      Other expenses                                                           (2,870,000)         (27,000)
     Interest expense                                                             (15,000)         (22,000)
      Gain on sale of investment                                                        -          505,000
      Impairment of intangible assets                                            (340,000)               -
                                                                        ----------------------------------

         Total other income (expense)                                          (3,209,000)         456,000
                                                                        ----------------------------------

         Income (loss) before provision for income taxes                       (5,389,000)          64,000
Provision for income taxes                                                              -                -
                                                                        ----------------------------------

         Net income (loss)                                              $      (5,389,000)  $       64,000
                                                                        ----------------------------------

Beneficial conversion feature on Series G preferred stock                               -                -
Series G preferred stock dividend due to registration rights                            -          (54,000)
Deemed dividend from Series G preferred detachable
  warrants                                                                              -                -
                                                                        ----------------------------------

Net income (loss) applicable to common shareholders                     $      (5,389,000)  $       10,000
                                                                        ----------------------------------
Earnings (loss) per common share - basic                                $           (0.13)  $            -
                                                                        ----------------------------------
Earnings (loss) per common share - diluted                              $           (0.13)  $            -
                                                                        ----------------------------------
Weighted average common shares - basic                                         42,033,000       25,405,000
                                                                        ----------------------------------
Weighted average common shares - diluted                                       42,942,000       27,669,000
                                                                        ----------------------------------

----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements                              F-4

                                                                                        PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                       Statements of Stockholders' Equity

                                                                                   Years Ended December 31, 2005 and 2004
-------------------------------------------------------------------------------------------------------------------------
                                    Preferred                                  Additional         Stock
                                      Stock         Common        Amount        Paid-In        Subscription   Accumulated
                                  (See Note 8)      Shares                      Capital         Receivable      Deficit
                                 ----------------------------------------------------------------------------------------

Balance at January 1, 2004           $ 2,000     25,372,794      $ 25,000   $ 57,470,000            -       $ (56,817,000)

Conversion of preferred stock              -        255,000             -              -            -                   -

Series G preferred stock
dividend due to registration
rights                                     -              -             -              -            -             (54,000)

registration rights

Net income                                 -              -             -              -            -              64,000
                                 ----------------------------------------------------------------------------------------

Balance at December 31, 2004           2,000     25,627,764        25,000     57,470,000            -         (56,807,000)

Conversion of preferred stock          (1000)     1,138,325         1,000              -            -                   -

Issuance of common stock for:
-----------------------------
Cash                                       -      2,000,000         2,000        148,000            -                   -

Services                                   -        228,000             -         22,000            -                   -

Conversion of convertible
debentures                                 -     66,880,000        67,000        395,000            -                   -

Value attribute to discount                -              -             -      2,009,000            -                   -
on note payable

Value attribute to discount
on warrants                                -              -             -        491,000            -                   -

Penalty provisions of series
G preferred in 2004                        -        515,206         1,000         51,000            -                   -

Net loss                                   -              -             -              -            -          (5,389,000)
                                 ----------------------------------------------------------------------------------------

Balance at December 31, 2005         $ 1,000     96,389,295      $ 96,000   $ 60,586,000         $  -       $ (62,196,000)
                                 ----------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements                                             F-5


                                                                          PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                   Statements of Cash Flows

                                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------

                                                                                    2005               2004
                                                                        -----------------------------------
Cash flows from operating activities:
     Net income (loss)                                                  $     (5,389,000)  $         64,000
     Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
         Depreciation and amortization                                            77,000            137,000
               Issuance of common stock for satisfaction of penalty               53,000                  -
               Issuance of common stock for services                              23,000                  -
         Beneficial conversion interest                                        2,009,000                  -
         Issuance of stock    options and warrants for services                  491,000                  -
         Provision for losses on receivables                                      (1,000)          (369,000)
         Provision for losses on inventory                                       (61,000)          (224,000)
               Gain on sale of investment                                              -           (505,000)
Impairment of Intangibles and investments                                        340,000
(Gain) loss on settlement of liabilities                                         (12,000)          (206,000)
         (Gain) loss on disposal of assets                                             -             13,000
         (Increase) decrease in:
              Accounts Receivables                                               257,000            420,000
              Inventories                                                        (72,000)           507,000
              Prepaid and other assets                                            56,000             76,000
         Increase (decrease) in:
              Accounts payable                                                  (291,000)            42,000
              Accrued liabilities                                               (148,000)          (432,000
                                                                        ------------------------------------

                  Net cash used in
                  operating activities                                        (2,668,000)          (477,000)
                                                                        ------------------------------------

Cash flows from investing activities:
     Cash proceeds from sales of investment                                            -            532,000
                                                                        ------------------------------------

                  Net cash provided by (used in)
                  investing activities                                              0.00            532,000
                                                                        ------------------------------------

Cash flows from financing activities:
     Principal payments on notes payable and long-term debt                      (47,000)           (56,000)
     Proceeds from issuance of common stock                                      150,000                  -
     Proceeds from issuance of convertible notes                               2,500,000                  -
                                                                        ------------------------------------
                  Net cash (used in) provided by
                  financing activities                                         2,603,000            (56,000)
                                                                        ------------------------------------

Net change in cash                                                               (65,000)            (1,000)

Cash, beginning of year                                                          131,000            132,000
                                                                        ------------------------------------

Cash, end of year                                                       $         66,000   $        131,000
                                                                        ------------------------------------

-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements                               F-6

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements

                                                      December 31, 2005 and 2004
--------------------------------------------------------------------------------

1.   Organization       Organization
     and Significant    Paradigm  Medical  Industries,  Inc.  (the Company) is a
     Accounting         Delaware  Corporation  incorporated in October 1989. The
     Policies           Company   is  engaged   in  the   design,   development,
                        manufacture,  and sale of high  technology  surgical and
                        diagnostic eye care products.  Its surgical equipment is
                        designed to perform minimally  invasive cataract surgery
                        and  is  comprised  of  surgical   devices  and  related
                        instruments  and   accessories,   including   disposable
                        products.  Its diagnostic  products include a Blood Flow
                        Analyzer,   a  pachymeter,   an  A/B  Scan,   ultrasound
                        biomicroscopes, perimeters, and a corneal topographer.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Organization       Inventories
     and Significant    Inventories  are  stated at the lower of cost or market,
     Accounting         cost is determined using the weighted average method.
     Policies
     Continued          Property and Equipment
                        Property  and  equipment  are  recorded  at  cost,  less
                        accumulated  depreciation.  Depreciation on property and
                        equipment is determined using the  straight-line  method
                        over the  estimated  useful lives of the assets or terms
                        of the lease.  Expenditures  for maintenance and repairs
                        are  expensed   when   incurred  and   betterments   are
                        capitalized. Gains and losses on sale of property and equipment are reflected in operations. During the years
                        2005 and 2004 depreciation expense was 77,000 and 132,000 respectively.

                        Intangible Assets
                        As of December 31, 2005, intangible assets consisted of goodwill related to the purchase of Ocular Blood Flow, Ltd., product rights, capitalized payments to manufacturers for engineering and design services and patent costs. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," the Company performed an impairment test on all intangible assets at December 31, 2005. As a result an impairment change of $340,000 was recognized on the Company's statements of operations. The impairment was based on a significant decrease in sales of the Blood Flow Analyzer during 2005.

                        Intangible assets determined to have indefinite useful lives are not amortized. The Company tests such intangible assets with indefinite useful lives for impairment annually or more frequently if events or circumstances indicate that an asset might be impaired. Intangible assets determined to have definite lives are amortized on a straight-line basis over their useful lives. Product rights, capitalized engineering, and patents were fully amortized as of December 31, 2005. The Company reviews such intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations.

                        Goodwill is not amortized. The Company performs tests for impairment of goodwill annually or more frequently if events or circumstances indicate it might be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value,


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization       Intangible Assets - Continue
     and                including goodwill.
     Significant
     Accounting         Impairment  assessments are performed using a variety of
     Policies           methodologies,   including   cash  flow   analysis   and
     Continued          estimates  of  sales  proceeds.  Where  applicable,   an
                        appropriate   discount  rate  is  used,   based  on  the
                        Company's cost of capital rate or location-specific economic factors.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization       Stock - Based Compensation - Continued
     and Significant    Stock options and warrants granted to non-employees  for
     Accounting         services are accounted  for in accordance  with SFAS No.
     Policies           123, which  requires  expense  recognition  based on the
     Continued          fair value of the options/warrants  granted. The Company
                        calculates the fair value of options and warrants granted by use of the Black-Scholes pricing model.

                        The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                    Years Ended December 31,
                                             --------------------------------
                                                   2005           2004
                                             --------------------------------

Net income (loss) applicable to common
shareholders-as reported                      $    (5,390,000)   $     10,000

Deduct:  total stock-based employee
compensation determined under fair value
based method for all awards, net of related
tax effects                                          (355,000)       (362,000)
                                             --------------------------------

Net loss applicable to common shareholders -
pro forma                                     $    (5,745,000)   $   (352,000)
                                             --------------------------------

Earnings per share:
     Basic and diluted - as reported          $          (.14)   $          -
                                             --------------------------------
     Basic and diluted - pro forma            $          (.13)   $       (.01)
                                             --------------------------------

                        The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                  December 31,
                                     ----------------------------------------
                                             2005                2004
                                     ----------------------------------------

    Expected dividend yield            $                 -   $             -
    Expected stock price
      Volatility                                 189%-215%         112%-173%
    Risk-free interest rate                             4%                4%
    Expected life of options                     2-7 years         2-7 years

                        The weighted average fair value of options granted during 2005 and 2004 are $0.07 and $0.09, respectively.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization       Earnings Per Share
     and Significant    The  computation  of basic  earnings per common share is
     Accounting         based  on  the   weighted   average   number  of  shares
     Policies           outstanding during each year.
     Continued
                        The computation of diluted  earnings per common share is
                        based  on  the   weighted   average   number  of  shares
                        outstanding  during  the  year  plus  the  common  stock
                        equivalents,  which would arise from the  conversion  of
                        preferred stock to common stock and from the exercise of
                        stock  options  and  warrants   outstanding   using  the
                        treasury stock method and the average market price per share during the year. Options and warrants to purchase
                        23,514,690 shares of common stock at prices ranging from $0.10 to $12.98 per share were outstanding at December
                        31, 2005.

                        The following table is a reconciliation of basic and diluted weighted average shares for the years ended December 31, 2005 and 2004.

                                                  Years Ended December 31,
                                             --------------------------------

                                                    2005             2004


Basic weighted average shares outstanding          42,033,000     25,405,000

Common stock equivalent-convertible
preferred stock                                       909,000      2,047,000


Diluted effect of stock options and warrants                -        217,000
                                             --------------------------------


Diluted weighted average shares outstanding        42,942,000     27,669,000
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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Organization       Research and Development
     and Significant    Costs   incurred  in   connection   with   research  and
     Accounting         development  activities are expensed as incurred.  These
     Policies           costs  consist of direct and indirect  costs  associated
     Continued          with  specific  projects as well as fees paid to various
                        entities that perform certain research on behalf of the Company. The total research and development expenses for the years ended December 2005 and 2004 was $855,000 and 768,000, respectively.

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

                        The nature of the Company's business exposes it to risk from product liability claims. The Company maintains product liability insurance providing coverage up to $2 million per claim with an aggregate policy limit of $2 million. Any losses that the Company may suffer from any product liability litigation could have a material adverse effect on the Company. As of December 31, 2005, the company maintained the policy in placed.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization       Concentration of Risk - Continued
     and Significant    During the years ended  December  31, 2005 and 2004,  no
     Accounting         single  customer  represented  more than 10  percent  of
     Policies           total  net  sales.  Accounts  receivable  are  due  from
     Continued          medical   distributors,   surgery  centers,   hospitals,
                        optometrists and ophthalmologists located throughout the
                        U.S. and a number of foreign countries.  The receivables
                        are  generally  due  within  thirty  days  for  domestic
                        customers   with   extended   terms   offered  for  some
                        international   customers.   The  Company  maintains  an
                        allowance   for  estimated   potentially   uncollectible
                        amounts.

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

                        Reclassifications
                        No amounts in the 2005 financial statements have been reclassified to conform to the presentation of the current year financial statements.

                        Series G Preferred Stock Dividends
                        Under the terms of the private offering of Series G preferred shares, the Company is required to file a registration statement with the Securities and Exchange Commission to register the common shares issuable to the Series G preferred stockholders upon conversion of their Series G preferred shares and exercise of their warrants. If the registration statement has not been declared effective within 120 days of the initial closing of such offering on August 29, 2003, there is a penalty of 2% per month payable to the Series G preferred. Stockholders in common shares (or 39,631 common shares per month) until the registration statement is declared effective. As of December 31, 2004, the Company had recorded a liability of $54,000

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization       Series G Preferred Stock Dividends - Continued
     and Significant    related to the 356,682 common shares to be issued to the
     Accounting         Series G preferred  stockholders  because a registration
     Policies           statement  had not been  declared  effective  as of that
     Continued          date.

                        In addition, during the first quarter of 2005, the Company issued 515,206 shares of common stock to two shareholders that had purchased shares of the Company's Series G convertible preferred stock in a private offering. Under the terms of the private offering, the Company was required to file a registration statement with the Securities and Exchange Commission for the purpose of registering the common shares issuable to the Series G preferred stockholders upon conversion of their Series G preferred shares and exercise of their warrants. The shares were issued as a penalty for the Company not having a registration statement declared effective within 120 days of the initial closing of the private offering. These shares were value at $0.10 per share.

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

                        In addition, the Company has taken significant steps to reduce costs and increase operating efficiencies, including the consolidation of several manufacturing, accounting and management responsibilities. Such consolidation resulted in significant headcount reductions as well as savings in other overhead costs. The Company has also significantly reduced the use of consultants, which has resulted in a large decrease in expenses, and reduced the direct sales force from five to three representatives, which has resulted in less payroll, travel and other selling expenses. Although these cost savings have significantly reduced the Company's losses and ongoing cash flow needs, if the

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.   Going              Company is unable to obtain equity or debt financing, it
     Concern            may be unable to continue  development  of its  products
     Continued          and may be  required to  substantially  curtail or cease
                        operations.


3.   Detail of          Receivables
     Certain              Trade receivables                      $    501,000
     Balance              Allowance for doubtful accounts            (100,000)
     Sheet                                                       ------------
     Accounts
                                                                 $    401,000
                                                                 ------------
                        Inventories:
                          Raw Materials                          $  1,278,000
                          Finished goods                              932,000
                          Reserve for obsolescence                 (1,357,000)
                                                                 ------------

                                                                 $    853,000
                                                                 ------------
                        Accrued liabilities:
                          Consulting and litigation reserve      $    492,000
                          Payroll and employment benefits              46,000
                          Sales tax payable                             9,000
                          Customer deposits                            29,000
                          Accrued royalties                             1,000
                          Warranty and return allowance               119,000
                          Other accrued expenses                        8,000
                                                                 ------------

                                                                 $    704,000
                                                                 ------------

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


4.   Intangible        Intangible assets consist of the following at December
     Assets            31, 2005:

Goodwill, net of accumulated amortization of $120,000     $         339,000
                                                            ----------------
Other intangible assets:
     Product and technology rights                                  769,000
     Engineering and design costs                                   482,000
     Patents                                                         92,000
                                                          ------------------

                                                                  1,343,000
Accumulated amortization                                         (1,343,000)
                                                          ------------------
Total other intangible asstes                                             -
                                                          ------------------
Net intangible assets                                     $         339,000
                                                          ------------------

                        Amortization expense for the years ended December 31, 2005 and 2004 was $0.00 and $3,000, respectively.

                        During the year ended December 31, 2005, the Company has no carrying value of its unissued patent costs and product and technology rights for recoverability. This analysis, based on the estimated future cash flows associated with such assets, resulted in an impairment expense of zero value related to patents and product and technology rights.

                        The Company performed an impairment test on all intangible assets at December 31, 2005. As a result an impairment change of $340,000 was recognize in the Company's statements of operations. The impairment was based on a significant decrease in sales of the Blood Flow Analyzer during 2005.

5.   Property and       Property and equipment consists of the following:
     Equipment

Machinery and equipment                                    $        750,000
Computer equipment and software                                     658,000
Furniture and fixtures                                              252,000
Leasehold improvements                                              166,000
                                                           -----------------

                                                                  1,826,000
Accumulated depreciation and amortization                        (1,794,000)
                                                           -----------------

                                                           $         32,000
                                                           -----------------


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.   Lease              During the years ended  December 31, 2005 and 2004,  the
     Obligations        Company leased certain  equipment  under  noncancellable
                        capital leases. These leases provide the Company the option to purchase the leased assets at the end of the initial lease term. Assets under capital leases included in fixed assets and are as follows:

                        Computer and other equipment         $        291,000

                        Less accumulated amortization                (259,000)
                                                             ----------------

                                                             $         32,000
                                                             ----------------


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.   Lease              Amortization  expense  on assets  under  capital  leases
     Obligations        during the years  ended  December  31, 2005 and 2004 was
     Continued          $32,000 and $39,000, respectively.

                        Capital lease obligations have imputed interest rates of approximately 7% to 22%. The leases are secured by equipment. Future minimum payments on the capital lease obligations are as follows:


         2006                                               $        14,000

                                                            ----------------

                                                                     14,000

Less amount representing interest                                   (1,000)
                                                            ----------------

Present value of future minimum lease payments                       13,000

Less current portion                                               (13,000)
                                                            ----------------

Long-term portion                                           $             -
                                                            ----------------

                        The Company leases office and warehouse space under an operating lease agreement. Future minimum rental payments under the noncancellable operating lease as of December 31, 2005 are approximately as follows:

                          Year Ending December 31,                 Amount
                          ------------------------          ------------------

                                  2006                           $    105,000
                                  2007                                108,000
                                  2008                                110,000
                                                            ----- ------------

                      Total future minimum rental payments       $    323,000
                                                            ------------------

                        Rent expense related to noncancelable operating leases was approximately $140,000 and $137,000 for the years ended December 31, 2005 and 2004, respectively.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


7.   Income             The provision for income taxes is different than amounts
     Taxes              which  would  be  provided  by  applying  the  statutory
                        federal income tax rate to loss before provision for income taxes for the following reasons:

                                                      Years Ended
                                                     December 31,
                                          ------------------------------------
                                                 2005              2004
                                          ------------------------------------

Income tax (provision) benefit at
  statutory rate                          $       2,101,000  $       (24,000)
NOL adjustment                                      893,000                -
Taxable temporary differences                        57,000
Deductible temporary differences                   (156,000)
Meals and entertainment                                   -           (3,000)
Non-deductible expenses                          (1,064,000)               -
Change in valuation allowance                    (1,831,000)          27,000
                                          -----------------------------------

                                          $               -  $             -
                                          -----------------------------------

Net operating loss carryforward                            $     15,127,000
Depreciation, amortization, and impairment                        1,009,000
Allowance and reserves                                              771,000
Research and development tax credit
  carryforwards                                                      56,000
                                                           -----------------

                                                                 16,963,000

Valuation allowance                                             (16,963,000)
                                                           -----------------

                                                           $              -
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



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


7.   Income             At December 31, 2005, the Company had net operating loss
     Taxes              carryforwards   of   approximately   $38.6  million  and
     Continued          research and  development  tax credit  carryforwards  of
                        approximately $56,000. These carryforwards are available to offset future taxable income and expire in 2006 through 2021. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.

8.   Capital            The Company has  established a series of preferred stock
     Stock              with a total of  5,000,000  authorized  shares and a par
                        value of $.001, and one series of common stock with a par value of $.001 and a total of 250,000,000 authorized shares.

                        On April 7, 2005 the Company issued 228,000 shares of common stock to Mackey Price Thompson & Ostler in payment of $22,500 in legal services.

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

                          2. Upon the liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $1.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Total liquidation preference at December 31, 2005 was $6,000.

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

8.   Capital            Series A Preferred Stock - Continued
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

                        Upon the liquidation of the Company, the holders of the Series B Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $4.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Such right, however, is subordinate to the rights of the holders of Series A Preferred Stock to receive a distribution of $1.00 per share plus accrued and unpaid dividends. Total liquidation preference at December 31, 2005 was $36,000.

                          2. The shares are convertible at the option of the holder at any time into common shares, based on an initial conversion rate of one share of Series B Preferred Stock for 1.2 common shares.

                          3.  The holders of the shares have no voting rights.

                          4. The Company may, at its option, redeem all of the then outstanding share of the Series B Preferred Stock at a price of $4.50 per share, plus accrued and unpaid dividends related to the fiscal year in which such redemption occurs.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


8.   Capital  Stock     Series C Preferred Stock
     Continued          In January 1998, the Company  authorized the issuance of
                        a total of 30,000 shares of Series C Preferred Stock, $.001 par value, $100 stated value. As of December 31, 2005 there were no Series C Preferred Stock issued and outstanding. The Series C Preferred Stock have the following rights and privileges:

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


                          2. Upon the liquidation of the Company, the holders of the Series D Preferred Stock are entitled to receive an amount per share equal to the greater

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


8.   Capital  Stock           of (a) the amount  they would  have  received  had
     Continued                they   converted  the  shares  into  Common  Stock
                              immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2005 was $9,000.

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

                          2. Upon the liquidation of the Company, the holders of the Series E Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2005 was $53,000.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.   Capital              3.  Each  share is  convertible,  at the option of the
      Stock                   holder at any time until  January  1,  2005,  into
     Continued                approximately  53.33  shares of Common Stock at an
                              initial  conversion  price,  subject to adjustment
                              for stock  splits,  stock  dividends  and  certain
                              combination  or  recapitalization  of  the  common
                              stock,  equal to $1.875 per share of common stock.
                              The Series E Preferred  Stock  shall be  converted
                              into Common  Stock  subject to  adjustment  (a) on
                              January 1, 2005 or (b) upon 30 days written notice
                              by the Company to the  holders of the  Shares,  at
                              any time after (i) the 30-day  anniversary  of the
                              registration  statement  on which  the  shares  of
                              Common  Stock  issuable  upon  conversion  of  the
                              Series E Preferred  Stock were registered and (ii)
                              the average  closing price of the Common Stock for
                              the 20-day period immediately prior to the date on
                              which notice of redemption is given by the Company
                              to the holders of the Series E Preferred  Stock is
                              at least  $3.50 per  share.  The  Company  in 2001
                              recorded  $1,482,000  as a  beneficial  conversion
                              feature   related  to  the   differences   in  the
                              conversion price of the preferred stock to common stock.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.   Capital  Stock       2.  Upon the  liquidation of the Company,  the holders
     Continued                of the Series F  Preferred  Stock are  entitled to
                              receive an amount per share  equal to the  greater
                              of (a) the amount  they would  have  received  had
                              they   converted  the  shares  into  Common  Stock
                              immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2005 was $245,000.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


8.   Capital  Stock       2.  Upon the  liquidation of the Company,  the holders
     Continued                of the Series G  Preferred  Stock are  entitled to
                              receive an amount per share  equal to the  greater
                              of (a) the amount  they would  have  received  had
                              they   converted  the  shares  into  Common  Stock
                              immediately  prior  to such  liquidation  plus all
                              declared but unpaid  dividends;  or (b) the stated
                              value of $.25 per share plus  declared  but unpaid
                              dividends.   Total   liquidation   preference   at
                              December 31, 2005 was $147,000.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


8.   Capital  Stock     The following table summarizes  preferred stock activity
     Continued          during the years ended December 31, 2005 and 2004:


                       Series A      Series B      Series C          Series D          Series E       Series F         Series G
                  Shares Amount  Shares Amount   Shares  Amount    Shares   Amount  Shares  Amount  Shares  Amount   Shares  Amount
Balance at
January 1,
2004              5,627   $ -    8,986 $    -       -      $ -      5,000    $ -     1,000   $  -    4,597    $ -  1,981,560   $ -

Issuance of
Series G
preferred stock
for cash              -     -        -      -       -        -         -       -         -      -        -      -          -  2,000

Conversion of
preferred stock       -     -        -      -       -        -         -       -         -      -        -      -   (255,000)     -
                -------------------------------------------------------------------------------------------------------------------
Balance at
December 31,
2004              5,627     -    8,986      -       -        -      5,000      -     1,000      -    4,597      -  1,726,560  2,000

Issuance of
Series G
preferred stock
for cash              -     -        -      -       -        -         -       -         -      -        2      -          -      -

Conversion of
preferred stock       -     -        -      -       -        -         -       -         -      -        -      - (1,138,325)(1,000)
                -------------------------------------------------------------------------------------------------------------------

Balance at
December 31,
2005              5,627   $ -    8,986 $    -       -      $ -      5,000    $ -     1,000   $  -    4,599    $ -    588,235  1,000
                -------------------------------------------------------------------------------------------------------------------

Authorized      500,000        500,000         30,000           1,140,000           50,000          50,000         2,000,000
                -------------------------------------------------------------------------------------------------------------------

Liquidation
preference            $ 6,000        $ 36,000              $ -           $ 9,000          $ 53,000         $245,000       $ 147,000
                -------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                F-27

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Convertible        Convertible Notes
     Notes              To obtain funding for the Company's ongoing  operations,
                        the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in callable secured convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of the callable secured convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $2,500,000 as follows:

                        o $850,000 was disbursed on April 27, 2005;

                        o $800,000 was disbursed on June 23, 2005 after filing a registration statement on June 22, 2005, which registered the shares of common stock underlying the callable secured convertible notes and the warrants; and

                        o $850,000 was disbursed on June 30, 2005, upon the effectiveness of the registration statement on June 29, 2005, which registered the shares of common stock underlying the callable secured convertible notes and the warrants.

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

                        The Company also agreed not, without the prior written consent of a majority-in-interest of the investors, to negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning April 27, 2005 and ending on the later of (a)

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Convertible        270 days from April 27,  2005,  or (b) 180 days from the
     Notes              date the registration statement is declared effective.
     Continued
                        In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning April 27, 2005 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro-rata share (based on the ratio of each investor's purchase under the Securities
                        Purchase Agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

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

                        The callable secured convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding callable secured convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.09 per share. An event of default includes the failure by the Company to pay the principal or interest on the callable secured convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the callable secured convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Convertible        within 30 days  following  the issue  date of the notes;
     Notes              (b)  130%  of  the  outstanding  principal  and  accrued
     Continued          interest  for  prepayments  occurring  between 31 and 60
                        days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60 day of the following the issue date of the notes.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.   Convertible        As of June 30,  2005,  the  average of the three  lowest
     Notes              intraday  trading  prices of the Company's  common stock
     Continued          during the  preceding 20 trading days as reported on the
                        OTC  Bulletin  Board  was  $.05  and,   therefore,   the
                        conversion price for the callable secured convertible notes was $.03. Based on this conversion price, the $2,500,000 callable secured convertible notes, excluding interest, were convertible into 83,333,333 shares of the Company's common stock. As of June 30, 2005, none of the callable secured convertible notes had been converted.

                        As of December 31, 2005, a total of $461,558 in callable secured convertible notes have been converted into 66,880,000 shares of the Company's common stock pursuant to notices of conversion from The NIR Group. The dates of these notices of conversion, the amount of the notes converted, the conversion price of the notes converted, and the shares issued to the noteholders upon conversion were as follows: (See 10-K page 27).

10.  Stock Option       The  Option  Plan  provides  for the grant of  incentive
     Plan and           stock  options  and   non-qualified   stock  options  to
     Warrants           employees and directors of the Company.  Incentive stock
                        options  may be granted  only to  employees.  The Option
                        Plan is administered by the Board of Directors or a Compensation Committee, which determines the terms of options granted including the exercise price, the number of shares subject to the option, and the exercisability of the option.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


10.  Stock Option       The Company  granted the following  options and warrants
     Plan and           to  non-employees  during  the year ended  December  31,
     Warrants           2005:
     Continued
                          o Options to employees, officers and the board of directors to purchase 1,250,000 shares of common stock at an exercise price ranging from $0.09 to $0.10.

                          o Warrants to purchase 16,534,392 shares of common stock at an exercise price of $0.20 per share in return for the sale of callable secure convertible notes.

                          o Warrants to investors to purchase 200,000 shares of common stock at an exercise price of $0.15.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10.  Stock Option       A schedule of the options and warrants is as follows:
     Plan and
     Warrants
     Continued                                                   Exercise
                                         Number of               Price Per
                              --------------------------------
                                 Options        Warrants           Share
                              ------------------------------------------------

Outstanding at
   January 1, 2004                3,628,456         2,807,983 $    2.00 - 12.98
     Granted                      1,775,000                 -       0.10 - 0.14
     Exercised                            -                 -                 -

     Expired                       (187,500)         (161,019)      2.38 - 4.00
     Forfeited                   (1,369,750)         (200,000)      0.16 - 5.00
                              --------------------------------------------------
Outstanding at
  December 31, 2004               3,846,206         2,446,964      0.10 - 12.98
     Granted                      1,250,000        16,734,392       0.09 - 0.20

     Exercised                            -                 -                -

     Expired                       (274,603)          (10,048)      0.50 - 7.50
     Forfeited                     (889,103)          410,882      0.22 - 12.98
                              --------------------------------------------------
Outstanding at
  December 31, 2005               3,932,500        19,582,190 $    0.10 - 12.98
                              --------------------------------------------------

                        The following table summarizes information about stock options and warrants outstanding at December 31, 2005:

                             Outstanding                     Exercisable
                 ------------------------------------   -----------------------
                               Weighted
                                Average
                               Remaining   Weighted                  Weighted
    Range of                  Contractual  Average                   Average
    Exercise        Number       Life      Exercise       Number     Exercise
     Prices      Outstanding    (Years)     Price       Exercisable   Price
-----------------------------------------------------   -----------------------

  $  0.16 - 0.75   20,209,981        0.64 $     0.03      2,668,922  $    0.20
     2.00 - 5.00    2,254,709        1.84       3.56      2,253,459       3.67
     6.00 - 8.13    1,050,000        0.21       7.46      1,050,000       7.46
           12.98            -         N/A      12.98              -      12.98
-----------------------------------------------------   -----------------------

  $ 0.16 - 12.98   23,514,690        0.74 $     0.71      5,972,381  $    2.84
-----------------------------------------------------   -----------------------


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11.  Sale of            In  July  2004,  the  Company  sold  its  investment  in
     Investment         International Bioimmune Systems, Inc. (IBS) for $532,000
                        cash.   Because,   for  book  purposes,   the  Company's
                        investment in IBS had previously been reduced to $0, the net sales price was recorded as a gain as follows.

                                              Sale of IBS stock     $   532,000
                                              Less commissions           27,000
                                                                    -----------
                                              Net gain              $   505,000

12.  Gain on            Due to the  Company's  ongoing  cash flow  difficulties,
     Settlement of      during  2005 and 2004 most  vendors and  suppliers  were
     Liabilities        contacted  with attempts to negotiate  reduced  payments
                        and  settlements  of  outstanding  accounts  payable and
                        accrued   expenses.   While  some  vendors   refused  to
                        negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount. The accounts payable forgiven by vendors and suppliers and accrued expenses settled resulted in a gain of $12,000 and $206,000 in 2005 and 2004, respectively.

13. Related Party       A law  firm,  of  which  the  chairman  of the  board of
     Transactions       directors of the Company is a shareholder,  has rendered
                        legal services to the Company. The Company paid this firm $220,000 and $100,000, for the years ended December
                        31,  2005 and 2004,  respectively.  As of  December  31,
                        2005, the Company owed this firm $93,000, which is included in accounts payable.

                        During the year ended December 31, 2004, the Company increased accrued liabilities and increased accumulated deficit for $54,000 for accrued preferred stock dividends related to registration rights on the Series G preferred stock.

14.  Supplemental       During the year ended December 31, 2005, the Company:
     Cash Flow
     Information          o   Incurred paid obligation of approximately  $13,000
                              for the settlement of accrued liabilities of approximately $25,000 and recorded a corresponding gain of $12,000.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14.  Supplemental       Actual amounts paid for interest and income taxes are as
     Cash Flow          follows:
     Information
     Continued                                               Years Ended
                                                             December 31,
                                                     -------------------------
                                                        2005         2004

                        Interest                     $ 15,000    $    22,000
                                                     -------------------------

                        Income taxes                 $      -    $          -
                                                     -------------------------

15.  Export Sales       Total sales  include  export sales  by  major geographic
                        area as follows:

                                                    Years Ended
                                                    December 31,
                                         -----------------------------------
                        Geographic Area        2005              2004
                                         -----------------------------------

                        Far East         $         500,000 $        529,000
                        South America               27,000           50,000
                        Middle East                162,000          233,000
                        Europe                     817,000          684,000
                        Canada                      62,000           68,000
                        Mexico                       1,000                -
                        Africa                       1,000            9,000
                                         -----------------------------------

                                         $       1,570,000 $      1,573,000
                                         -----------------------------------


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16.  Savings Plan       In  November  1996,  the  Company  established  a 401(k)
                        Retirement Savings Plan for the Company's officers and employees. The Plan provisions include eligibility after six months of service, a three year vesting provision and nondiscriminatory no matching contributions at this time. During the years ended December 31, 2005 and 2004, the Company made no contributions to the Plan.

17.  Commitments and    Consulting Agreements
     Contingencies      On April 3, 2003, the Company  entered into a consulting
                        agreement with Kinexsys Corporation ("Kinexsys").  Under
                        the terms of the agreement,  Kinexsys through its Senior
                        Partner,  Timothy R. Forstrom,  was to prepare a capital
                        markets   plan   and   a   corporate   positioning   and
                        communications plan for the Company,  for which Kinexsys
                        was to receive warrants to purchase up to 200,000 shares
                        of the  Company's  common stock at an exercise  price of
                        $.16 per share. The capital markets plan is to include a
                        detailed   analysis  of  the  Company's  capital  market
                        structure  in  relation  to  current  investors,  market
                        trends   and    projected    equity    movements,    and
                        recommendations on capital management strategies. The corporate positioning and communications plan was to include a corporate positioning matrix for markets, analysts, customers and partners, and a communications plan. The agreement was for a one-year term but may be renewed at the option of both parties. The Agreement expired on April 3, 2004, as the Company elected no to exercise its renewal option

                        During the year ended December 31, 1999 the Company entered a consulting agreement with a former officer of the Company, which expired in 2004. Total payments made on the consulting agreement were $12,500 and $25,000 in 2004 and 2003, respectively

                        Litigation
                        An action was brought against the Company in March 2000 by George Wiseman, a former employee, in the Third District Court of Salt Lake County, State of Utah. The complaint alleges that the Company owes Mr. Wiseman 6,370 shares of its common stock plus costs, attorney's fees and a wage penalty (equal to 1,960 additional shares of its common stock) pursuant to Utah law. The action is based upon an extension of a written employment agreement. The Company disputes the amount allegedly owed and intends to vigorously defend against the action.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

17. Commitments and An action was brought against the Company on September Contingencies 11, 2000 by PhotoMed International, Inc. and Daniel M.
     Continued          Eichenbaum,  M.D.  in the Third  District  Court of Salt
                        Lake  County,  State of Utah.  The  action  involves  an
                        amount of royalties  that are allegedly due and owing to
                        PhotoMed International,  Inc. and Dr. Eichenbaum under a
                        license  agreement  dated July 7, 1993,  with respect to
                        the sale of certain equipment, plus costs and attorneys'
                        fees.  Certain discovery has taken place and the Company
                        has  paid  royalties  of  $15,717,   which  the  Company
                        believes  brings all payments  current as of the date of
                        last  payment on January 7, 2005.  The  Company has been
                        working with PhotoMed and Dr.  Eichenbaum to ensure that
                        the  calculations   have  been  correctly  made  on  the
                        royalties   paid  as  well  as  the  proper   method  of
                        calculation for the future.

                        It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. An issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one Photon(TM) laser system has been sold and no systems returned. Thus, the amount of royalties due, according to the Company's calculations, is $981. The Company made payment of this amount to Photomed and Dr. Eichenbaum on January 5, 2005 and, as a result, seeks to have the legal action dismissed. However, if the parties are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend their complaint to request termination of the license agreement and, if successful, the Company would lose its right to manufacture and sell the Photon(TM) laser system.

                        An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. The complaint claims that $49,626 plus interest is due for the leasing of three copy machines that were delivered to the Company's Salt Lake City facilities on or about April of 2000. The action also seeks an award of attorney's fees and costs incurred in the collection. The Company filed an answer to the complaint disputing the amounts allegedly owed due to machine problems and a claimed understanding with the vendor. The Company returned two of the machines. The Company was engaged in settlement discussions with CitiCorp until counsel for CitiCorp withdrew from the case. New counsel for CitiCorp has been appointed. After the initial meeting with new counsel the Company provided initial disclosures to the new counsel.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

17.  Commitments and    On August 3, 2003,  a  complaint  was filed  against the
     Contingencies      Company by Corinne  Powell,  a former  employee,  in the
     Continued          Third Judicial District Court,  Salt Lake County,  State
                        of Utah (Civil No. 030918364). Defendants consist of the
                        Company and Randall A.  Mackey,  Dr. David M. Silver and
                        Keith D. Ignotz, directors of the Company. The complaint
                        alleges that at the time the Company laid off Ms. Powell
                        on March 25,  2003,  she was owed  $2,030  for  business
                        expenses, $11,063 for accrued vacation days, $12,818 for
                        unpaid  commissions,  the fair  market  value of  50,000
                        stock  options  exercisable  at $5.00 per share that she
                        claims she was  prevented  from  exercising,  attorney's
                        fees and a continuing  wage  penalty  under Utah law. On
                        March 29, 2005, the Company agreed to a settlement  with
                        Ms. Powell of her claims for unpaid  business  expenses,
                        accrued   vacation  days,  and  unpaid   commissions  by
                        agreeing to pay her the sum of $13,000. The Company made payment to Ms. Powell for the agreed upon settlement amount. The Company believes the remaining claims are without merit and intends to vigorously defend against such claims.

                        On September 10, 2003, an action was filed against the Company by Larry Hicks in the Third Judicial District Court, Salt Lake County, State of Utah, (Civil No.
                        030922220), for payments due under a consulting agreement with us. The complaint claims that monthly payments of $3,083 are due for the months of October 2002 to October 2003 under a 20 consulting agreement and, if the agreement is terminated, for the sum of $110,000 minus whatever the Company has paid Mr. Hicks prior to such termination, plus costs, attorney's fees and a wage penalty pursuant to Utah law. The Company has filed an answer in which it denies any liability to Mr. Hicks. Formal discovery in the matter has commenced. The Company disputes the amount allegedly owed and intends to vigorously defend against such action.

                        On November 7, 2003, a complaint was filed against the Company by Todd Smith, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030924951 CN). Defendants consist of the Company and Randall Mackey, a director of the Company. The complaint alleges that while an employee of the Company, Mr. Smith was granted stock options to purchase 16,800 shares of common stock exercisable at $5.00 per

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


17. Commitments and share. Mr. Smith claims unpaid wages in the amount of Contingencies the fair market value of the stock options he claims he
     Continued          was prevented from  exercising,  attorney's  fees, and a
                        continuing wage penalty under Utah law. The Company believes the claims are without merit and intends to vigorously defend against such action.

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

                        Completion of Settlement of Federal and State Class Action Lawsuits

                        On August 26, 2005, the federal court entered an order and final judgment granting final approval of the settlement agreement reached on February 22, 2005 in the federal court class action lawsuit and dismissing the complaint filed in the lawsuit with prejudice as against the Company and its former executive officers, Thomas F. Motter, Mark R. Miehle and John W. Hemmer. In addition,

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

17. Commitments and the court permanently enjoined class members in the Contingencies lawsuit and their successors and assigns from
     Continued          instituting  any other  actions  against the Company and
                        its former executive officers that had been or could have been asserted by the class members against the Company and its former executive officers in the federal court class action lawsuit.

                        Following the entry of the order and final judgment in the federal court class action lawsuit, there was a 30 days period to appeal the order and final judgment. The 30 day period lapsed and no appeal was made of the order and final judgment. Consequently, the order and final judgment entered by the federal court is non-appealable. Under the terms of settlement of the federal court class action lawsuit, U.S. Fire Insurance Company, which issued a Directors and Officers Liability and Company Reimbursement Policy to the Company for the period from July 10, 2002 to July 10, 2003, agreed to pay the sum of $1,507,500 in cash to the class members that purchased securities of the Company during the period between April 17, 2002 and November 4, 2002.

                        On August 23, 2005, the state court entered a final judgment and order of dismissal with prejudice, granting final approval of the terms of settlement reached on February 23, 2005 in the state court class action lawsuit, dismissing the state class action lawsuit and all claims contained therein against the Company and its former executive officers, and enjoining the class members in the lawsuit from prosecuting the settled claims against the Company and its former executive officers. Following the entry of the final judgment and order of dismissal with prejudice in the state court class action lawsuit, there was a 30 day period to appeal the final judgment and order. The 30 day period has now lapsed and no appeal was made of the final judgment and order. Consequently, the final judgment and order entered by the state court is nonappealable. Under the terms of settlement of the state court class action lawsuit, U.S. Fire agreed to pay the sum of $625,000 in cash to the class members that purchased shares of Series E Convertible preferred stock on or about July 11, 2001.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

17. Commitments and The federal court class action lawsuit was initially Contingencies filed on May 14, 2003 by Richard Meyer, individually and
     Continued          on  behalf  of all  others  similarly  situated,  in the
                        United States  District  Court for the District of Utah.
                        The lawsuit  was  consolidated  into a single  action on
                        June 28,  2004 with two other class  action  lawsuits --
                        the class action lawsuit filed by Michael Marone on June
                        2,  2003 and the  class  action  lawsuit  filed by Lidia
                        Milian on July 11, 2003 against Paradigm Medical and its
                        former  executive   officers  in  the  same  court.  The
                        consolidated  action  was  captioned:  In  re:  Paradigm
                        Medical Industries Securities Litigation, with lead plaintiffs Rock Solid Investments of Miami, Inc., Brito
                        & Brito Accounting, Inc. and Joseph Savanjo.

                        The state court class action lawsuit was initially filed on October 14, 2003 by Albert Kinzinger, Jr., individually and on behalf of all others similarly situated, against Paradigm Medical and its former executive officers in the Third District Court for Salt Lake County, State of Utah.

                        On February 22, 2005, the Company executed written settlement agreements to settle the federal and state court class action lawsuits. As a condition to the settlement agreements, the courts in such lawsuits must have entered orders granting final approval of the settlements reached in those respective actions, and such orders must have become final and nonappealable.

                        Royalty Agreements
                        The Company has an amended exclusive patent license agreement with a company which owns the patent for the laser-probe used on the Photon machine. The agreement provides for the payment of a 1% royalty on all sales proceeds related directly or indirectly, to the Photon machine. The agreement expires when the United States patent rights expire in September 2004. Through December 31, 2003, no significant royalties have been paid under this agreement.

                        The Company has cancelled a royalty agreement with another company that developed a promotional CD for the Company. Through the promotion of the CD, the Company hopes to increase sales in the Autoperimiter and assist doctors currently using the unit with the interpretation of visual fields. The royalty base is 50% each until the Company's share equals the production costs related to development of the disk. Thereafter, the developer will receive 70% and the Company will receive 30% of the royalty base. No royalties were accrued nor paid during the year relating to this agreement.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


17.  Commitments and    Royalty Agreements - Continued
     Contingencies      The   Company   entered   into   a   Manufacturing   and
     Continued          Distribution   agreement   on  October   25,  2004  with
                        E-Technologies, Inc., a Iowa based developer of software
                        and related technology for technical applications. Under
                        the terms of the  agreement,  E-Technologies  granted to
                        the Company the exclusive right to manufacture,  market,
                        sell and  distribute an ultrasound  biomicroscope.  Upon
                        execution of the agreement,  the Company paid $30,000 to
                        E-Technologies for engineering costs associated with the
                        development    of   the    biomicroscope.    Once    the
                        bioimicroscope receives FDA approval, the Company agrees to pay E-Technologies an additional fee of $45,000.

                        The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

18.  Recent             In December  2004,  FASB issued SFAS 153  "Exchanges  of
     Accounting         Nonmonetary Assets--an amendment of APB Opinion No. 29".
     Pronounce-         The  guidance  in APB  Opinion  No. 29,  Accounting  for
     ments              Nonmonetary Transactions, is based on the principle that
                        exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company's consolidated financial statements.

                        In November 2004, the FASB issued SFAS 151 "Inventory Costs--an amendment of ARB No. 43". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

18.  Recent             shall be effective for inventory  costs incurred  during
     Accounting         fiscal years  beginning after June 15, 2005. The Company
     Pronounce-         does not  believe  adoption  of SFAS  151 will  have any
     ments              impact   on   the   Company's   consolidated   financial
     Continued          statements.

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

                        The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies that file as small business issuers, Statement 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


18.  Recent             use  either the  modified  prospective  or the  modified
     Accounting         retrospective  transition method. Early adoption of this
     Pronounce-         Statement  for  interim  or  annual  periods  for  which
     ments              financial  statements  or interim  reports have not been
     Continued          issued is  encouraged.  The  Company  believes  that the
                        adoption of this pronouncement may have a material impact on the Company's financial statements.

                        In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20 and SFAS No 3. APB Opinion No 20 previously required that most voluntary changes in accounting principle be recognize by including the cumulative effect of changing to the new accounting principle in the net income of the period of the change. SFAS No 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period, rather than being reported in an income statement. The new standard will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of new standard will not have a material effect on its financial position, results of operations, cash flows, or previously issued financial reports.

19.  Subsequent         Subsequent Events
     Events             To obtain  additional  funding for the Company's ongoing
                        operations, the Company entered into a second securities
                        purchase  agreement  on February  28, 2006 with the same
                        four accredited investors for the sale of (i) $1,500,000
                        in callable secured  convertible  notes and (ii)warrants
                        to purchase  12,000,000  shares of its common stock. The
                        sale  of the  callable  secured  convertible  notes  and
                        warrants  is  to  occur  in  three   traunches  and  the
                        investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

                          o   $500,000 was disbursed on February 28, 2006;

                          o $500,000 will be disbursed after filing a registration statement that registers the shares of common stock underlying the callable secured convertible notes and the warrants; and

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

19.  Subsequent           o   $500,000 will be disbursed upon the  effectiveness
     Events                   of the  registration  statement that registers the
     Continued                shares of common  stock  underlying  the  callable
                              secured convertible notes and the warrants.

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

                        The Company also agreed not, without the prior written consent of a majority-in-interest of the investors, to negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning February 28, 2006 and ending on the later of
                        (a) 270 days from February 28, 2006, or (b) 180 days from the date the registration statement is declared effective.

                        In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning February 28, 2006 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro-rata share (based on the ratio of each investor's purchase under the Securities Purchase Agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

19.  Subsequent         The callable secured  convertible notes bear interest at
     Events             8% per  annum  from the date of  issuance.  Interest  is
     Continued          computed  on the basis of a 365-day  year and is payable
                        quarterly in cash,  with six months of interest  payable
                        up front.  The interest  rate resets to zero percent for
                        any month in which the stock price is greater  than 125%
                        of the initial market price, or $.0275, for each trading
                        day  during  that  month.  Any  amount of  principal  or
                        interest on the callable secured  convertible notes that
                        is not paid when due will bear  interest  at the rate of
                        15% per  annum  from  the date due  thereof  until  such
                        amount is paid. The callable secured  convertible  notes
                        mature in three years from the date of issuance, and are
                        convertible   into  our  common  stock  at  the  selling
                        stockholders'  option,  at the lower of (i) $.02 or (ii)
                        60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

                        The callable secured convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding callable secured convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.02 per share. An event of default includes the failure by the Company to pay the principal or interest on the callable secured convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the callable secured convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes;
                        (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


19.  Subsequent         prepayments  occurring  after the 60th day following the
     Events             issue date of the notes.  The warrants  are  exercisable
     Continued          until five years from the date of issuance at a purchase
                        price of $.10 per share.  The investors may exercise the
                        warrants  on a  cashless  basis if the  shares of common
                        stock  underlying  the warrants are not then  registered
                        pursuant to an effective registration  statement. In the
                        event the investors  exercise the warrants on a cashless
                        basis,  then the Company  will not receive any  proceeds
                        therefrom.  In  addition,  the  exercise  price  of  the
                        warrants  will be  adjusted  in the  event  the  Company
                        issues  common stock at a price below  market,  with the
                        exception of any securities issued as of the date of the
                        warrants  or  issued  in  connection  with the  callable
                        secured   convertible   notes  issued  pursuant  to  the
                        Securities Purchase Agreement.

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

                        The Company is  required  to register  the shares of its
                        common stock issuable upon the conversion of the callable secured convertible notes and the exercise of the warrants. The registration statement must be filed with the Securities and Exchange Commission within 60 days of the February 28, 2006 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the callable secured convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at our option.

                        As of April 14, 2006, the Company had 160,959,428 shares of its common stock issued and outstanding and $2,411,439 callable secured convertible notes outstanding that may be converted into an estimated 335,000,000 shares of common stock at current market prices, and outstanding warrants to purchase 20,534,392 shares of its common stock. Additionally, the Company has an obligation to sell $1,000,000 callable secured convertible notes that may be converted into an estimated 139,000,000 shares of common stock at current market prices and issue warrants to purchase 8,000,000

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

19.  Subsequent         shares of common stock in the near future.  In addition,
     Events             the  number  of shares of  common  stock  issuable  upon
     Continued          conversion   of   the   outstanding   callable   secured
                        convertible  notes may  increase if the market  price of
                        our stock declines. All the shares, including all of the
                        shares  issuable  upon  conversion of the notes and upon
                        exercise   of  our   warrants,   may  be  sold   without
                        restriction. The sale of these shares may depress the market price of the Company's common stock.

                        The Company's obligation to issue shares upon conversion of the callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,411,439 principal amount of callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of April 13, 2006 of $.012.

   % Below      Price Per     With 40%         Number of             % of
   Market         Share       Discount      Shares Issuable      Outstanding*

     25%          $.009        $.0054             631,747,963            392.5%
     50%          $.006        $.0036             947,621,944            588.7%
     75%          $.003        $.0018           1,895,243,889          1,177.5%

                            *Based on 160,959,428 shares outstanding.

                        As illustrated, the number of shares of common stock issuable upon conversion of the Company's callable secured convertible notes will increase if the market price of the Company's common stock declines, which will cause dilution to existing stockholders.

                        The callable secured convertible notes are convertible into shares of the Company's common stock at a 40% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the noteholders convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The noteholders could sell common stock into the

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

19.  Subsequent         market in  anticipation  of  covering  the short sale by
     Events             converting  their  securities,  which  could  cause  the
     Continued          further  downward   pressure  on  the  stock  price.  In
                        addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may have a depressive effect on the market price of the common stock.

                        The issuance of shares upon conversion of callable secured convertible notes and exercise of warrants may result in substantial dissolution to the interests of other stockholders since the holders of the convertible notes may ultimately convert and sell the full amount issuable upon conversion. Although the noteholders may not convert their callable secured convertible notes and/or exercise their warrants if such conversion or exercise price would cause them to own more than 4.99% of the Company's outstanding common stock, this restriction does not prevent the noteholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the noteholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of the Company's common stock.

                        On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of callable secured convertible notes. On February 28, 2006, the Company entered into another securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of callable secured convertible notes. These callable secured convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Although the Company currently has $2,411,439 in callable secured convertible notes outstanding, the noteholders are obligated to purchase additional callable secured convertible notes in the aggregate amount of $1,000,000. Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or warranty in the securities purchase

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

19.  Subsequent         agreement or related  convertible  notes, the assignment
     Events             or  appointment  of a receiver to control a  substantial
     Continued          part of our property or business,  the filing of a money
                        judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

                        The Company anticipates that the full amount of callable secured convertible notes will be converted into shares of its common stock, in accordance with the terms of the callable secured convertible notes. If the Company is required to repay the callable secured convertible notes, it would be required to use its limited working capital and raise additional funds. If the Company were unable to repay the notes when required, the noteholders could commence legal action against the Company and foreclose on all of its assets to recover the amounts due. Any such action would require the Company to curtail or cease operations.

                        Employment Agreement
                        The Company entered into an employment agreement with Raymond P.L. Cannefax, which commenced on January 5, 2006 and expires on January 5, 2007. The employment agreement requires Mr. Cannefax to devote substantially all of his working time as the Company's President and Chief Executive Officer, providing that he may be terminated for "cause" (as provided in the agreement) and prohibits him from competing with the Company for two years following the termination of his employment agreement. The employment agreement provides for the payment of an initial base salary of $125,000. The employment agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Board of Directors, with the first review of the annual salary to be made as of June 30, 2006. The employment agreement further provides for the issuance of stock options to purchase 4,500,000 shares of the Company's common stock at $.01 per share. The options vest in twelve equal monthly installments of 375,000 shares, beginning on February 5, 2006 until such shares are vested.

                        In the event of a change of control of the Company, then all outstanding stock options granted to Mr. Yoon shall be immediately vested. A change of control shall be deemed to have occurred if (i) a tender offer shall be made and consummated for the ownership of more than 25% of the Company's outstanding shares; (ii) the Company shall be merged or consolidated with another corporation and, as a result, less than 25% of the outstanding


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

19.  Subsequent         common  shares  of the  surviving  corporation  shall be
     Events             owned  in  the   aggregate  by  the   Company's   former
     Continued          shareholders,  as the same  shall have  listed  prior to
                        such merger or consolidation; (iii) the Company shall sell all or substantially all of its assets to another corporation that is not a wholly owned subsidiary or affiliate; (iv) as a result of any contested election for the Board of Directors, or any tender or exchange offer, merger of business combination or sale of assets, the persons who were directors of the Company before such a transaction shall cease to constitute a majority of the Board of Directors; or (v) a person other than an officer or director of the Company shall acquire more than 20% of the outstanding shares of common stock of the Company.

                        During the first quarter of 2006, a total of $127,000 in callable secured convertible notes have been converted into 64,371,200 shares of the Company's common stock pursuant to notices of conversion from The NIR Group. The dates of these notices of conversion, the amount of the notes converted, the conversion price of the notes converted, and the shares issued to the noteholders upon conversion were as follows: (See 10-K page 28).


--------------------------------------------------------------------------------

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

Item 8A.  Controls and Procedures

         Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

         During the fourth fiscal quarter, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         As of March 31, 2006, the Company's executive officers and directors, their ages and their positions are set forth below:

     Name                           Age     Position
     ----                           ---     --------
     Raymond P.L. Cannefax           57     President and Chief Executive
                                            Officer
     Randall A. Mackey, Esq.         60     Chairman of the Board and Director
     David M. Silver, PhD.           64     Director
     Keith D. Ignotz                 59     Director
     John C. Pingree                 65     Director

         The directors are elected for one year terms that expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

         Raymond P.L. Cannefax has served as the Company's President and Chief Executive Officer since January 5, 2006. Mr. Cannefax previously served as the Company's Vice President of Sales and Marketing from January 2003 to May 2005. >From May 2005 to January 2006, Mr. Cannefax served as Vice President of the Asia/Pacific Region for Sonomed, Inc., a manufacturer of ophthalmic products and a wholly owned subsidiary of Escalon Medical Corp. From January 2002 to January 2003, Mr. Cannefax was Vice President of Business Development and Sales for Vermax, Inc., a manufacturer of products for hotel properties. From 1996 to January 2002, he was President, Chief Operating Officer and founder of Aspen Network, Inc., a software development and ecommerce company. From 1992 to 1996, Mr. Cannefax was President and Chief Executive Officer of Apollo Telecom, Inc., a telecommunications company. From 1986 to 1992, he was a Regional Sales Director and a Senior District Manager of Sprint Communications Corporation. Mr. Cannefax received a B.S. degree in Psychology and Zoology from the University of Utah in 1976.

         Randall A. Mackey, Esq. has been the Company's Chairman of the Board since August 20, 2002, and a director since January 2000. He had served as a director of the Company from November 1995 to September 1998. Mr. Mackey has been President of the Salt Lake City law firm of Mackey Price Thompson & Ostler since 1992, and a shareholder and director of the firm and its predecessor firms since 1989. Mr. Mackey received a B.S. degree in Economics from the University of Utah in 1968, an M.B.A. degree from the Harvard Business School in 1970, a

J.D. degree from Columbia Law School in 1975 and a B.C.L. degree from Oxford University in 1977. Mr. Mackey has also served as Chairman of the Board from June 2001 to May 2003, and as a director from 1998 to May 2003 of Cimetrix, Incorporated, a software development company. Mr. Mackey has additionally served as Chairman of the Board from July 2000 to July 2003 and as a trustee from 1993 to July 2003 of Salt Lake Community College.

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

         Keith D. Ignotz has been a director since November 2000. Since March 2005, Mr. Ignotz has been President and Chief Executive Officer of Diakine Therapeutics, Inc., a pharmaceutical therapeutics company. From 1992 to 2004, Mr. Ignotz was with SpectRx, Inc., a medical technology company that he founded, which develops, manufactures and markets alternatives to traditional blood based medical tests, serving from 2002 to 2004 as the Chief Executive Officer of Guided Therapeutics, Inc., a wholly-owned subsidiary of SpectRx, Inc., and from 1992 to 2002 as President and Chief Operating Officer of SpectRx, Inc. From 1986 to 1992, Mr. Ignotz was Senior Vice President of Allergan Humphrey, Inc., a medical electronics company. From 1985 to 1986, he was President of Humphrey Instruments Limited-SKB, a medical electronics company, and from 1980 to 1985, Mr. Ignotz was President of Humphrey Instruments GmbH, also a medical electronics company. Mr. Ignotz also served on the Board of Directors of Vismed, Inc., d/b/a Dicon from 1992 to June 2000. Mr. Ignotz received a B.A. degree in Sociology and Political Science from San Jose University and an M.B.A. degree from Pepperdine University. Mr. Ignotz has served as a trustee of Pennsylvania College of Optometry and Audiology since 1990, a director of AeroVectrix, Inc., a drug delivery company, since August 2005, and as a member of the American Diabetes Association and the American Marketing Association of the American Association of Diabetes Education.

         John C. Pingree has been a director since April 2004. From August 2001 to March 2004, Mr. Pingree was the Executive Director of the Semnani Foundation, which funds projects to assist women and children in developing countries. From July 1998 to July 2001, Mr. Pingree was a Mission President for the Church of Jesus Christ of Latter-day Saints, serving in Mexico City, Mexico. From 1977 to 1997, Mr. Pingree was General Manager and Chief Executive Officer of Utah Transit Authority. From 1970 to 1975, he was Director of Marketing for Memorex Corporation. From 1967 to 1970, Mr. Pingree was Regional Manager, Sales Planning at Xerox Corporation. He also currently serves as a member of the Utah State Board of Education. Mr. Pingree received a B.A. degree in Economics from the University of Utah and an M.B.A. degree from the Harvard Business School.

Appointment of New President and Chief Executive Officer

         On January 5, 2006, Raymond P.L. Cannefax was appointed as the Company's President and Chief Executive Officer, replacing John Y. Yoon who had served in those positions from March 18, 2004 to December 31, 2005. Mr. Yoon resigned as the Company's President and Chief Executive Officer, effective December 31, 2005, to pursue other opportunities.

Appointment of New Vice President of Finance and New Vice President of Sales and Marketing

         On March 20, 2006, Luis A. Mostacero was appointed as the Company's Vice President of Finance. Mr. Mostacero previously served as the Company's Controller from June 2000 to August 2005. On April 10, 2006, Michael S. Austin was appointed as the Company's Vice President of Sales and Marketing.

Board Meetings and Committees

         The Board of Directors held a total of four meetings during the fiscal year ended December 31, 2005. No director attended fewer than 75% of all meetings of the Board of Directors during the 2005 fiscal year. The Audit Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey, Keith D. Ignotz and John C. Pingree. The Audit Committee met one time during the fiscal year. The Audit Committee is primarily responsible for reviewing the services performed by its independent public accountants and internal audit department and evaluating its accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey, Keith
D. Ignotz and John C. Pingree. The Compensation Committee met one time during the fiscal year. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options.

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

Item 10.  Executive Compensation

         The following table sets forth, for each of the last three fiscal years, the compensation received by John Y. Yoon, former President and Chief Executive Officer, and other executive officers whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal years ended December 31, 2005, 2004 and 2003.

                              Summary Compensation Table


                                                Annual Compensation                           Long Term Compensation

                                                                                   Awards               Payouts

                                                                Other                    Securities
                                                                Annual      Restricted   Underlying    Long-term    All Other
Name and                                                       Compen-       Stock        Options/     Incentive    Compensa-
Principal Position      Year       Salary$          Bonus($)   sation($)    Awards($)      SARs(#)      Payouts($)   tion($)
-------------------     ----       -------          -------    ---------    ----------   -----------   -----------  ---------

John Y. Yoon            2005(1)    $165,881(5)          0      $ 2,257(5)      0               0            0         $5,927(8)
Former President and    2004(2)    $110,961(6)          0      $18,494(6)      0       1,000,000(7)         0              0
Chief Executive
Officer(4)

Aziz A. Mohabbat        2005(1)    $126,328             0            0         0               0            0         $2,113(11)
Former Vice President   2004(2)    $106,244             0            0         0         200,000(10)        0              0
of Operations and       2003(3)    $ 24,219             0            0         0               0            0         $9,634(12)
Chief Operating
Officer(9)
____________________

         (1)  For the fiscal year ended December 31, 2005
         (2)  For the fiscal year ended December 31, 2004
         (3)  For the fiscal year ended December 31, 2003
         (4) Mr. Yoon served as President and Chief Executive Officer from March 18, 2004 to December 31, 2005, at which time he resigned to pursue other opportunities.

         (5) Of the salary payable to Mr. Yoon in 2005 pursuant to his employment agreement, $165,881 was paid to him during 2005 and the remaining amount of $2,257 was deferred until 2006. This deferred salary of $2,257 was paid to Mr. Yoon on January 17, 2006.
         (6) Of the salary payable to Mr. Yoon pursuant to his employment agreement, $110,961 was paid to him during 2004 and the remaining amount of $18,494 payable in 2004 was deferred until the Company's Board of Directors determined that its financial condition had improved. The deferred salary of $18,494 was paid to Mr. Yoon in June and July of 2005.
         (7) On March 18, 2004, the Company's Board of Directors granted Mr. Yoon options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.13 per share. Mr. Yoon resigned as the Company's President and Chief Executive Officer on December 31, 2005 and, as a result, the options terminated on March 31, 2006.
         (8) The amounts under "All Other Compensation" for 2005 consist of payments to Mr. Yoon for accrued vacation days prior to his resignation from the Company on December 31, 2005.
         (9) Mr. Mohabbat served a Vice President of Operations and Chief Operating Officer from March 22, 2004 to November 15, 2005, at which time he resigned to pursue other opportunities. Mr. Mohabbat also served as Chief Operating Officer from August 30, 2002 to March 2003. He was not an officer in prior years.
         (10) On September 30, 2004, the Board of Directors granted Mr. Mohabbat options to purchase 200,000 shares of the Company's common stock at an exercise price of $.12 per share, effective as of March 23, 2004. Mr. Mohabbat resigned as the Company's Vice President of Operations and Chief Operating Officer on November 15, 2005 and, as a result, the options terminated on February 13, 2006.
         (11) The amounts under "All Other Compensation" for 2005 consist of a payment to Mr. Mohabbat for accrued vacation days prior to his resignation from the Company on November 15, 2005.
         (12) The amounts under "All Other Compensation" for 2004 consist of payments to Mr. Mohabbat for accrued vacation days prior to his resignation from the Company in March 2003.

Options

         The following table sets forth information regarding stock options granted during the fiscal year ended December 31, 2005, to each named executive officer.

                        Option Grants in Last Fiscal Year

                                                            Individual  Grants
                                            -------------------------------------
                                            Percentage of Total
                    Number of Securities    Options Granted to     Exercise Price
                      UnderlyingOptions        Employees in           Per Share        Expiration
Name                     Granted (#)          Fiscal Year(%)           ($/Sh)              Date
----                --------------------    -------------------    --------------      -----------
John Y. Yoon                    0                     0                   N/A               N/A
Aziz A. Mohabbat                0                     0                   N/A               N/A


         The following table sets forth information regarding unexercised options to acquire shares of the Company's common stock held as of December 31, 2005, by each named executive officer.

               Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year-End Option Values


                                                                      Number of Securities
                                                                           Underlying                    Value of Unexercised
                                                                       Unexercised Options               In-the-Money Options
                                                                     at December 31, 2005(#)            at December 31, 2004($)
                             Shares Acquired       Value          ------------------------------      -----------------------------
Name                           on Exercise      Realized($)       Exercisable      Unexercisable      Exercisable     Unexercisable
----                         ---------------    -----------       -----------      --------------     -----------     -------------
John Y. Yoon                        0                0               583,338            416,662                0                0
Aziz A. Mohabbat                    0                0               105,564             94,436                0                0

Director Compensation

         On April 19, 2004, John C. Pingree, a director of the Company, was granted options to purchase 125,000 shares of its common stock at an exercise price of $.12 per share. On September 30, 2004, Messrs. Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz, directors of the Company, were each granted options to purchase 125,000 shares of the Company's common stock at an exercise price of $.13 per share. The directors were not granted any options to purchase shares of common stock during 2005. In addition, outside directors are also reimbursed for their expenses in attending board and committee meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefore. The options were not issued at a discount to the then market price.

Employee 401(k) Plan

         In October 1996, the Company's Board of Directors adopted a 401(k) Retirement Savings Plan. Under the terms of the 401(k) plan, effective as of November 1, 1996, the Company may make discretionary employer matching contributions to its employees who choose to participate in the plan. The plan allows the board to determine the amount of the contribution at the beginning of each year. The board adopted a contribution formula specifying that such discretionary employer matching contributions would equal 100% of the participating employee's contribution to the plan up to a maximum discretionary employee contribution of 3% of a participating employee's compensation, as defined by the plan. All persons who have completed at least six months' service with the Company and satisfy other plan requirements are eligible to participate in the plan. The plan is currently available to the Company's employees at the employees' expense with no matching contribution from the Company.

1995 Stock Option Plan

         The Company adopted a 1995 Stock Option Plan, for the officers, employees, directors and consultants of its company on November 7, 1995. The plan authorized the granting of stock options to purchase an aggregate of not more than 300,000 shares of its common stock. On February 16, 1996, options for substantially all 300,000 shares were granted. On June 9, 1997, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 300,000 shares to 600,000 shares. On September 3, 1998, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 600,000 shares to 1,200,000 shares. On November 29, 2000, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 1,200,000 shares to 1,700,000 shares. On September 11, 2001, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 1,700,000 shares to 2,700,000 shares. On June 13, 2003, its shareholders approved an amendment to the plan to increase the member of shares of common stock reserved for issuance thereunder from 2,700,000 shares to 3,700,000 shares. On July 11, 2005, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 3,700,000 shares to 5,000,000 shares.

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

Employment Agreements

         The Company entered into an employment agreement with Raymond P.L. Cannefax, which commenced on January 5, 2006 and expires on January 5, 2007. The employment agreement requires Mr. Cannefax to devote substantially all of his working time as the Company's President and Chief Executive Officer, providing that he may be terminated for "cause" (as provided in the agreement) and prohibits him from competing with the Company for two years following the termination of his employment agreement. The employment agreement provides for the payment of an initial base salary of $125,000. The employment agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Board of Directors, with the first review of the annual salary to be made as of June 30, 2006. The employment agreement further provides for the issuance of stock options to purchase 4,500,000 shares of the Company's common stock at $.01 per share. The options vest in twelve equal monthly installments of 375,000 shares, beginning on February 5, 2006 until such shares are vested.

         In the event of a change of control of the Company, then all outstanding stock options granted to Mr. Yoon shall be immediately vested. A change of control shall be deemed to have occurred if (i) a tender offer shall be made and consummated for the ownership of more than 25% of the Company's outstanding shares; (ii) the Company shall be merged or consolidated with another corporation and, as a result, less than 25% of the outstanding common shares of the surviving corporation shall be owned in the aggregate by the Company's former shareholders, as the same shall have listed prior to such merger or consolidation; (iii) the Company shall sell all or substantially all of its assets to another corporation that is not a wholly owned subsidiary or affiliate; (iv) as a result of any contested election for the Board of Directors, or any tender or exchange offer, merger of business combination or sale of assets, the persons who were directors of the Company before such a transaction shall cease to constitute a majority of the Board of Directors; or
(v) a person other than an officer or director of the Company shall acquire more than 20% of the outstanding shares of common stock of the Company.

         The Company entered into an employment agreement with John Y. Yoon, which commenced on March 18, 2004 and was to expire on March 18, 2007. The employment agreement required Mr. Yoon to devote substantially all of his working time as the Company's President and Chief Executive Officer, providing that he could be terminated for "cause" (as defined in the agreement) and prohibited him from competing with the Company for two years following the termination of his employment agreement. The employment agreement provided for the payment of an initial base salary of $175,000, effective as of April 1, 2004. The employment agreement also provided for salary increases and bonuses as shall be determined at the discretion of the Board of Directors. The employment agreement further provided for the issuance of stock options to purchase 1,000,000 shares of the Company's common stock at $.13 per share. The options were to vest in 36 equal monthly installments of 27,778 shares, beginning on April 30, 2004 until such shares were vested. Mr. Yoon resigned as President and Chief Executive Officer of the Company on December 31, 2005 to pursue other opportunities. At the time of his resignation, stock options to purchase 583,338 shares of the Company's common stock were vested. Under the terms of the 1995 Stock Option Plan, the vested options terminate on March 31, 2006.

         The Company entered into an employment agreement with Aziz A. Mohabbat on October 5, 2004, which was effective as of April 1, 2004, and was to expire on March 18, 2006. The employment agreement required Mr. Mohabbat to devote substantially all of his working time as the Company's Vice President of Operations and Chief Operating Officer, provided that he could be terminated for "cause" (as defined in the agreement) and prohibited him from competing with the Company for two years following the termination of the employment agreement. The employment agreement provided for the payment of an initial base salary of $144,500, effective as of April 1, 2004. The employment agreement also provided for salary increases and bonuses as shall be determined at the discretion of the Company's Board of Directors. The employment agreement further provided for the issuance of stock options to purchase 200,000 shares of the Company's common stock at $.12 per share. These options were to vest in 36 equal monthly installments of 5,556 shares, beginning on April 30, 2004, until such shares are vested. Mr. Mohabbat resigned as Vice President of Operations and Chief Operating Officer of the Company on November 15, 2005 to pursue other opportunities. At the time of his resignation, stock options to purchase 105,564 shares of the Company's common stock were vested. Under the terms of the 1995 Stock Option Plan, the vested options terminated on February 13, 2006.

Consulting Agreement

         On April 3, 2003, the Company entered into a consultant agreement with Kinexsys Corporation. Under the terms of the agreement, Kinexsys through its Senior Partner, Timothy R. Forstrom, was to prepare a capital markets plan and a corporate positioning and communications plan for the Company, for which Kinexsys was to receive warrants to purchase up to 200,000 shares of the Company's common stock at an exercise price of $.16 per share. The capital markets plan was to include a detailed analysis of the Company's capital market structure in relation to current investors, market trends and projected equity movements, and recommendations on capital management strategies. The corporate positioning and communications plan was to include a corporate positioning matrix for markets, analysts, customers and partners, and a communications plan. The agreement was for a one-year term but could be renewed at the option of both parties. The agreement expired on April 3, 2004 as the Company elected not to exercise its renewal option.

Retirement Agreement

         On May 6, 1999, the Company's Board of Directors approved resolutions relating to the retirement of John M. Hemmer, then Vice President of Finance and Chief Financial Officer of the Company. The board resolutions provided that Mr. Hemmer's annual salary of $120,000 per annum was to continue until June 1, 1999, at which time his employment contract and change of control agreement with the Company would terminate and he would become an independent consultant to the Company. As a consultant, Mr. Hemmer was to receive an initial payment of $12,500 with annual payments thereafter of $25,000 payable on January 1, 2000, 2001 and 2002, and a final payment of $12,500 payable on January 1, 2003, for a total consulting contract of $100,000.

         In addition, the board resolutions provided that the Company was to issue to Mr. Hemmer warrants to purchase 125,000 shares of common stock at $2.63 per share, exerciseable for a period of five years, and warrants to purchase 75,000 shares of common stock at $7.50 per share, exerciseable for a period of five years, but such warrants were not to be issued until Mr. Hemmer exercises all of the warrants to purchase 125,000 common shares at $2.63 per share. The Company has paid a total of $87,500 to Mr. Hemmer under the consulting agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of March 31, 2006 for (i) each executive officer (ii) each director, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.

                                                                  Percent of
        Name and Address(1)                  Number of Shares     Ownership
        -------------------                  ----------------     ----------

        Raymond P.L. Cannefax (2)                  1,500,000               *
        Dr. David M. Silver (2)                      761,166               *
        Randall A. Mackey (2)                        725,000               *
        Keith D. Ignotz (2)                          525,709               *
        John C. Pingree (2)                          431,500               *
        Executive officers and directors
           as a group (five persons)               2,943,375            1.8%
        _________________
        *Less than 1%.

(1) Unless otherwise indicated, the address of each listed stockholder is c/o Paradigm Medical Industries, Inc., 2355 South 1070 West, Salt Lake City, Utah, 84119.

(2) The amounts shown include shares that may be acquired currently, or within 60 days after March 31, 2006 through the exercise of stock options are follows: Mr. Cannefax, 1,500,000 shares; Dr. Silver, 725,000 shares; Mr. Mackey, 725,000 shares; Mr. Ignotz, 525,851 shares; and Mr. Pingree, 275,000 shares.

Item 12. Certain Relationships and Related Transactions

         The information set forth herein describes certain transactions between the Company and certain affiliated parties. Future transactions, if any, will be approved by a majority of the disinterested members and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

         Randall A. Mackey, a director since January 21, 2000, and from September 1995 to September 3, 1998 and chairman of the board since August 30, 2002, is president and a shareholder of the law firm of Mackey Price Thompson & Ostler, which rendered legal services in connection with various corporate matters. Legal fees and expenses paid to Mackey Price Thompson & Ostler for the fiscal years ended December 31, 2005 and 2004, totaled $220,000 and $100,000, respectively. In addition, on April 7, 2005 the Company issued 250,000 shares of common stock to Mackey Price Thompson & Ostler in payment of $22,500 in legal services. As of December 31, 2005, the Company owed this firm $93,000, which is included in accounts payable.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

        (a)  Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
  No.                               Document Description
-------                             --------------------

2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1           Certificate of Incorporation(1)
3.2           Amended Certificate of Incorporation(8)
3.3           Bylaws(1)
4.1           Specimen Common Stock Certificate (2)
4.2           Specimen Class A Warrant Certificate(2)
4.3           Form of Class A Warrant Agreement(2)
4.4           Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.5           Specimen Series C Convertible Preferred Stock Certificate(4)
4.6 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(4)
4.7           Specimen Series D Convertible Preferred Stock Certificate (5)
4.8 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (6)
4.9           Warrant to Purchase Common Stock with Dr. Michael B. Limberg (6)
4.10 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (7)
10.1          Exclusive Patent License Agreement with PhotoMed(1)
10.2          Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3          1995 Stock Option Plan (1)
10.4          License Agreement with Sunnybrook Health Science Center(8)
10.5          Employment Agreement with John Y. Yoon(9)
10.6          Stock Purchase and Sale Agreement with William Ungar (10)
10.7          Employment Agreement with Aziz A. Mohabbat (11)
10.8          Investment Banking Agreement with Alpha Advisory Services, Inc.
              (12)
10.9          Manufacturing and Distribution Agreement with E-Technologies, Inc.
              (12)
10.10 Settlement Agreement with Innovative Optics, Inc., Barton Dietrich Investments, L.P. and United States Fire Insurance Company (13)
10.11         Stipulation and Agreement of Settlement (14)
10.12         Supplemental Agreement (14)
10.13         Stipulation of Settlement (14)
10.14         Supplemental Agreement (14)
10.15 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLP (the "Purchasers")(15)
10.16         Form of Callable Secured Convertible Note with each purchaser(15)
10.17         Form of Stock Purchase Warrant with each purchaser(15)
10.18         Security Agreement with Purchasers(15)
10.19         Intellectual Property Security Agreement with Purchasers(15)
10.20         Registration Rights Agreement with Purchasers(15)
10.21         Stock Purchase Agreement with Mackey Price Thompson & Ostler(16)
10.22         Employment Agreement with Raymond P.L. Cannefax(17)
10.23 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLP(18)
10.24         Form of Callable Secured Convertible Note with each purchaser(18)
10.25         Form of Stock Purchase Warrant with each purchaser(18)

10.26         Security Agreement with Purchasers(18)
10.27         Intellectual Property Security Agreement with Purchasers(18)
10.28         Registration Rights Agreement with Purchasers(18)
31.1          Certification pursuant to 18 U.S.C. Section 1350, as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002
31.2          Certification pursuant to 18 U.S.C. Section 1350, as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------
(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 3, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(5) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(6) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(7) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
(8) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on December 15, 2003.
(9) Incorporated by reference from Current Report on Form 8-K, as filed on March 23, 2004.
(10) Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 16, 2004.
(11) Incorporated by reference from Amendment No. 6 to Registration Statement on Form SB-2, as filed on October 20, 2004.
(12) Incorporated by reference from Report on Form 10-QSB, as filed on November 15, 2004.
(13) Incorporated by reference from Current Report on Form 8-K, as filed on January 27, 2005.
(14) Incorporated by reference from Current Report on Form 8-K, as filed on February 23, 2005.
(15) Incorporated by reference from Current Report on Form 8-K, as filed on May 18, 2005.
(16) Incorporated by reference from Registration Statement on Form SB-2, as filed on June 22, 2005.
(17) Incorporated by reference from Current Report on Form 8-K, as filed on January 18, 2006.
(18) Incorporated by reference from Current Report on Form 8-K, as filed on March 1, 2006.

     (b)  Reports on Form 8-K
          -------------------

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2005.

Item 14. Principal Accountant Fees and Services

         Fees for the 2005 annual audit of the financial statements and related quarterly review services were $45,000. Fees in 2005 related to the review of registration statements and assistance in responding to SEC comments were $8,000. Fees in 2005 for edgarization of filings were $11,000. Fees in 2005 for tax return preparation were $4,000. Other fees in 2005 for meetings and other consultation were $10,000.

         Fees for the 2004 annual audit of the financial statements and related quarterly review services were $35,000. Fees in 2004 related to the review of registration statements and assistance in responding to SEC comments were $16,000. Fees in 2004 for edgarization of filings were $10,000. Fees in 2004 for tax return preparation were $7,000. Other fees in 2004 for meetings and other consultation were $1,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                       PARADIGM MEDICAL INDUSTRIES, INC.




Dated: April 14, 2006                  By: /s/ Raymond P.L. Cannefax
                                       -----------------------------
                                       Raymond P.L. Cannefax,
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

     Signature                               Title                    Date
     ---------                               -----                    ----

 /s/ Raymond P.L. Cannefax      President and Chief Executive     April 14, 2006
--------------------------      Officer (Principal
Raymond P.L. Cannefax           Executive Officer)



/s/ Randall A. Mackey           Chairman of the Board and         April 14, 2006
---------------------           Director
Randall A. Mackey



/s/ David M. Silver             Director                          April 14, 2006
-------------------
David M. Silver, Ph.D.



/s/ Keith D. Ignotz             Director                          April 14, 2006
-------------------
Keith D. Ignotz



/s/ John C. Pingree             Director                          April 14, 2006
-------------------
John C. Pingree



/s/ Luis A. Mostacero           Vice President of Finance         April 14, 2006
---------------------           (Principal Financial and
Luis A. Mostacero               Accounting Officer)