Form 10QSB
period 2006-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2006-05-22
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

            [X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2006


           { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period >From ___ to

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [ X ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value                 175,959,428
                                                       ------------------
                  Title of Class                       Number of Shares
                                                       Outstanding as of
                                                       May 19, 2006
         Class A Warrant to Purchase
         One Share of Common Stock                     1,000,000
                                                       ------------------
                  Title of Class                       Number of Warrants
                                                       Outstanding as of
                                                       May 19, 2006

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2006


                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................ 1

         Condensed Balance Sheet (unaudited) - March 31, 2006................ 1

         Condensed Statements of Operations (unaudited) for the
           three months ended March 31, 2006 and March 31, 2005.............. 2

         Condensed Statements of Cash Flows (unaudited) for the
            three months endedMarch 31, 2006 and March 31, 2005 ............. 3

         Notes to Condensed Financial Statements (unaudited)................. 4

Item 2.  Management's Discussion and Analysis or
             Plan of Operation ............................................. 12

Item 3.  Controls and Procedures  .......................................... 17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 19

Item 3.  Defaults Upon Senior Securities.................................... 22

Item 4.  Submission of Matters to a Vote of Security Holders................ 22

Item 5.  Other Information.................................................. 22

Item 6.  Exhibits and Reports on Form 8-K................................... 22

Signature Page ............................................................. 25

                        PARADIGM MEDICAL INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                March 31,  2006
                                                                ---------------
ASSETS
Current Assets
  Cash and Cash Equivalents                                       $    400,000
  Receivables, Net                                                     319,000
  Inventory                                                            820,000
  Prepaid Expenses                                                      61,000
                                                                  --------------
              Total Current Assets                                   1,600,000
                                                                  --------------

Intangibles, Net                                                       339,000
Property and Equipment, Net                                             21,000
                                                                  --------------

                    Total Assets                                  $  1,960,000
                                                                  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                          $    432,000
  Accrued Expenses                                                     732,000
  Current Portion of Long-term Debt                                      5,000
                                                                  --------------
                    Total Current Liabilities                        1,169,000
  Convertible Notes Payable                                          2,343,000
                                                                  --------------
  Total Long-term Liabilities                                        2,343,000
                                                                  --------------
               Total Liabilities                                     3,512,000
                                                                  --------------
Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at March 31, 2006                          -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at March 31, 2006                          -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at March 31, 2006                           -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at March 31, 2006                          -
     Series E
        Authorized:  50,000 shares; issued and
        outstanding: 250 shares at March 31, 2006                            -
     Series F
        Authorized:  50,000 shares; issued and
        outstanding: 4,598.75 shares at March 31, 2006                       -
     Series G
        Authorized:  2,000,000 shares; issued and
        outstanding: 588,235 shares at March 31, 2006                    1,000
Common Stock, Authorized:
250,000,000 shares, $.001 par value; issued and
    outstanding: 160,800,324 at March 31, 2006                         161,000
Additional Paid-in-capital                                          61,238,000
Accumulated Deficit                                                (62,952,000)
                                                                  --------------

                      Total Stockholders' Equity                    (1,552,000)
                                                                  --------------

                 Total Liabilities and Stockholders' Equity       $  1,960,000
                                                                  --------------


              The accompanying notes are an integral part to these
                         condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                               March 31,
                                                         2006           2005
                                                     ------------  -------------

Sales                                                $    463,000  $    528,000

Cost of Sales                                             222,000       214,000
                                                     ------------  -------------
                   Gross Profit                           241,000       314,000

Operating Expenses:
  General and Administrative                              250,000       258,000
  Marketing and Selling                                    78,000       180,000
  Research, development and service                       124,000       210,000
                                                     ------------  -------------
                  Total Operating Expenses                452,000       648,000
                                                     ------------  -------------

Operating Income (Loss)                                  (211,000)     (334,000)
                                                     ------------  -------------

Other Income and (Expense):
  Other Income                                              2,000        15,000
  Other Expense                                            (3,000)            -
  Interest Expense                                       (544,000)       (4,000)
                                                     ------------  -------------

    Total Other Income (Expense)                         (545,000)       11,000

Net Income (Loss) Before Provision
    for Income Taxes                                     (756,000)     (323,000)
Provision for Income Taxes                                      -             -
                                                     ------------  -------------
Net Income (Loss)                                    $   (756,000) $   (323,000)
                                                     ------------  -------------


Earnings (loss) Per Common Share - Basic             $      (0.01) $      (0.01)
                                                     ------------  -------------
Earnings (loss) Per Common Share - Diluted           $      (0.01) $      (0.01)
                                                     ------------  -------------
Weighted Average Common Share - Basic                 124,647,000    27,121,000
                                                     ------------  -------------
Weighted Average Common Share - Diluted               124,647,000    27,121,000
                                                     ------------  -------------


              The accompanying notes are an integral part to these
                         condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended March 31,
                                                                         2006               2005
                                                                     -------------      -------------
Cash Flows from Operating Activities:
-------------------------------------
  Net Loss                                                           $    (756,000)     $    (323,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                                        16,000             23,000
       Stock Option Valuation                                               23,000             52,000
       Beneficial Conversion Interest                                      482,000                  -
       Issuance of Stock Options and Warrants for Services                  18,000                  -
       Provision for Losses on Receivables                                   1,000             (7,000)
       Provision for Losses on Inventory                                    25,000                  -
(Increase) Decrease from Changes in:
       Accounts Receivable                                                  80,000            129,000
       Inventories                                                           8,000            (25,000)
       Prepaid and Other Expenses                                          (50,000)            22,000
Increase (Decrease) from Changes in:
       Trade Accounts Payable                                              (27,000)            (7,000)
       Accrued Liabilities                                                  28,000            (61,000)
                                                                     -------------      -------------

       Net Cash Used in Operating Activities                              (152,000)          (197,000)
                                                                     -------------      -------------

Cash Flow from Investing Activities:
------------------------------------
       Acquisition of Property and Equipment                                (5,000)                 -
                                                                     -------------      -------------

       Net Cash Provided by (Used in) Investing Activities                  (5,000)                 -
                                                                     -------------      -------------

Cash Flows from Financing Activities:
-------------------------------------
       Principal Payments on Notes Payable and Long-term Debt               (9,000)           (14,000)
       Proceeds from Issuance of Common Stock                                    -            150,000
       Proceeds from Issuance of Convertible Notes                         500,000                  -
                                                                     -------------      -------------

       Net Cash (Used) Provided by Financing Activities                    491,000           (136,000)
                                                                     -------------      -------------

       Net Change in Cash                                                  334,000            (61,000)

       Cash, Beginning of Period                                            66,000            131,000
                                                                     -------------      -------------

       Cash, End of Period                                           $     400,000      $      70,000
                                                                     -------------      -------------

Supplemental Disclosure of Cash Flow Information:
       Cash Paid for Interest                                        $       1,000      $       4,000
                                                                     -------------      -------------
       Cash Paid for Income Taxes                                    $           -      $           -
                                                                     -------------      -------------


              The accompanying notes are an integral part to these
                         condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



Significant Accounting Policies
-------------------------------

         The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

Net Loss Per Share
------------------

         Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 30,164,690 and 8,760,000 shares of common stock and preferred stock convertible into 909,000 and 2,047,000 shares of common stock at March 31, 2006 and 2005, respectively, have not been included in loss periods because they are anti-dilutive.

         For the three months ended March 31, 2006, the options and warrants to purchase 30,164,690 shares of common stock were excluded because of the treasury stock method.

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and nine month periods ended March 31, 2006 and March 31, 2005:

                                                         Three Months Ended
                                                              March 31,
                                                         2006         2005
                                                    -----------      ----------

Basic weighted average shares outstanding           124,647,000      27,121,000
Common stock equivalents - convertible
  preferred stock                                       909,000       2,047,000
                                                    -----------      ----------

Diluted weighted average shares outstanding         125,556,000      29,168,000
                                                    -----------      ----------

Convertible Notes
-----------------

         To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in callable secured convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of the callable secured convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $2,500,000 as follows:

         o    $850,000 was disbursed on April 27, 2005;
         o $800,000 was disbursed on June 23, 2005 after the Company filed a registration statement that registered the shares of common stock underlying the callable secured convertible notes and the warrants; and
         o $850,000 was disbursed on June 30, 2005, the effective date of the registration statement that registered the shares of common stock underlying the callable secured convertible notes and the warrants.

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

         As of June 30, 2005, the average of the three lowest intraday trading prices of the Company's common stock during the preceding 20 trading days as reported on the OTC Bulletin Board was $.05 and, therefore, the conversion price for the $2,500,000 in callable secured convertible notes was $.03. Based on this conversion price, the $2,500,000 in callable secured convertible notes, excluding interest, were convertible into 83,333,333 shares of the Company's common stock. As of June 30, 2005, none of the callable secured convertible notes had been converted.

         Since June 30, 2005, a total of $657,250 in callable secured convertible notes have been converted into 131,251,200 shares of the Company's common stock pursuant to conversion notices from The NIR Group. The dates of these conversion notices, the amount of the notes converted, the conversion price of the notes converted, and the shares issued to the noteholders upon conversion were as follows:

                                                                  Shares Issued
        Date of Notice    Amount of Notes     Conversion Price    to Noteholders
        of Conversion        Converted           of Notes        Upon Conversion
        --------------    ---------------     ----------------   ---------------
July 7, 2005                     39,900            .0285               1,400,000
July 14, 2005                    40,460            .0289               1,400,000
July 20, 2005                    32,110            .0247               1,300,000
July 26, 2005                    29,682            .0194               1,530,000
July 29, 2005                    28,458             .0186              1,530,000
August 8, 2005                   22,032           .0144                1,530,000
August 16, 2005                  25,480            .014                1,820,000
August 22, 2005                  22,386            .0123               1,820,000
August 26, 2005                  16,898            .0119               1,420,000
August 27, 2005                   4,760            .0119                 400,000
September 2, 2005                20,600            .0103               2,000,000
September 12, 2005               16,380            .00819              2,000,000
September 16, 2005               13,800            .0069               2,000,000
September 22, 2005               11,580            .00579              2,000,000
September 28, 2005               11,628            .0051               2,280,000
October 3, 2005                   7,157            .003139             2,280,000
October 10, 2005                  7,157            .003139             2,280,000
October 12, 2005                  6,840            .003                2,280,000
October 19, 2005                  8,430            .003                2,810,000
October 25, 2005                  8,430            .003                2,810,000
October 31, 2005                  8,795            .00313              2,810,000
November 3, 2005                  8,599            .00306              2,810,000
November 11, 2005                 9,947            .00354              2,810,000
November 15, 2005                11,187            .0033               3,390,000
November 21, 2005                10,814            .00319              3,390,000
December 7, 2005                  9,661            .00285              3,390,000
December 13, 2005                 9,187            .00271              3,390,000
December 22, 2005                 9,840            .00246              4,000,000
December 29, 2005                 9,360            .00234              4,000,000
January 5, 2006                   8,640            .00216              4,000,000
January 11, 2006                  8,476            .002119             4,000,000
January 18, 2006                  8,476            .002119             4,000,000
January 24, 2006                  8,476            .002119             4,000,000
January 27, 2006                  8,556            .002139             4,000,000
February 13, 2006                 6,578            .0012               5,481,600
February 21, 2006                 6,682            .001219             5,481,600
February 23, 2006                 6,907            .00126              5,481,600
February 28, 2006                 8,984            .001639             5,481,600
March 7, 2006                    15,513            .00283              5,481,600
March 15, 2006                   30,971            .00565              5,481,600
March 20, 2006                   30,093            .00549              5,481,430
March 27, 2006                   24,120            .00804              3,000,000
March 31, 2006                   23,220            .00774              3,000,000
                             ----------                              -----------
     Total                   $  657,250                              131,251,200

         To obtain additional funding for the Company's ongoing operations, the Company entered into a second securities purchase agreement on February 28, 2006 with the same four accredited investors for the sale of (i) $1,500,000 in callable secured convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the callable secured convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

         o    $500,000 was disbursed on February 28, 2006;
         o $500,000 will be disbursed after the Company files a registration statement that registers the shares of common stock underlying the callable secured convertible notes and the warrants; and
         o $500,000 will be disbursed upon the effectiveness of the registration statement the Company intends to file that registers the shares of common stock underlying the callable secured convertible notes and the warrants.

         Each closing under the securities purchase agreement is subject to the following conditions:

         o The Company delivers to the investors duly executed callable secured convertible notes and warrants;
         o No litigation, statute, regulation or order had been commenced, enacted or entered by or in any court, governmental authority or any self-regulatory organization that prohibits consummation of the transactions contemplated by the securities purchase agreement; and
         o No event occurred that could reasonably be expected to have a material adverse effect on the Company's business.

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

         As of March 31, 2006, the Company had 160,959,424 shares of its common stock issued and outstanding and $2,342,750 in callable secured convertible notes outstanding that may be converted into an estimated 390,000,000 shares of common stock at current market prices, and outstanding warrants to purchase 20,534,392 shares of its common stock. Additionally, the Company has an obligation to sell $1,000,000 in callable secured convertible notes that may be converted into an estimated 167,000,000 shares of common stock at current market prices and issue warrants to purchase 8,000,000 shares of common stock in the near future. Furthermore, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of the Company's common stock declines. All the shares, including all of the shares issuable upon conversion of the notes and upon exercise of the warrants, may be sold without restriction. The sale of these shares may depress the market price of the Company's common stock.

         The Company's obligation to issue shares upon conversion of the callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,342,750 principal amount of callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of May 9, 2006 of $.0099.

  % Below     Price Per      With 40%      Number of             % of
  Market        Share        Discount    Shares Issuable     Outstanding*
  --------    ----------     --------    ---------------     ------------

    25%         $.0075        $.0045        742,833,333         461.5%
    50%         $.0050        $.0030      1,114,250,000         692.3%
    75%         $.0025        $.0015      2,228,500,000        1,384.5%

*Based on 160,959,424 shares outstanding.

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

Preferred Stock Conversions
---------------------------

         Under the Company's Certificate of Incorporation, holders of the Company's Class A and Class B preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three months ended March 31, 2006, no shares of Series A preferred stock and no shares of Series B preferred stock were converted to the Company's common stock.

         Holders of Series D preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended March 31, 2006, no shares of Series D preferred stock were converted to the Company's common stock.

         Holders of Series E preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2006, no shares of Series E preferred stock were converted to the Company's common stock.

         Holders of Series F preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2006, no shares of Series F preferred stock were converted to shares of the Company's common stock.

         Holders of Series G preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended March 31, 2006, no shares of Series G preferred stock were converted to shares of the Company's common stock.

Warrants
--------

         The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes option pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date. As a result of the financing the Company completed on April 27, 2005 involving the sale of $2,500,000 in callable secured convertible notes, the Company granted warrants to the noteholders to purchase 16,534,392 shares of its common stock. The warrants have an exercise price of $.20 per share and expire on April 27, 2010. As a result of the financing the Company completed on February 28, 2006 involving the sale of $500,000 in callable secured convertible notes, the Company granted warrants to the noteholders to purchase 4,000,000 shares of its common stock. The warrants have an exercise price of $.10 per share and expire on February 27, 2011.

Stock - Based Compensation
--------------------------

         The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. Prior to January 1, 2006, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for awards made under the Company's stock-based compensation plans. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

         During the periods presented in the accompanying financial statements, the Company has granted options under its Stock Option Plan. The Company has adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123(R). Under this transition method, compensation expense recognized during the three months ended March 31, 2005 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, compensation cost of $23,000 has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the period ended March 31, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123(R), the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

                                                             Three Months Ended
                                                                March 31, 2006

         Net income (loss) - as reported                          $    (756,000)
         Plus stock-based employee
            compensation expense included
            in reported net loss, net related
            tax effects
         Less stock-based employee
            compensation expense determined
            under fair value based method
            for all awards, net of related tax effects                  (78,000)
                                                                  --------------
            Pro forma net loss                                    $    (834,000)
                                                                  --------------
         Basic and diluted net loss per common
         share, as reported                                       $       (0.01)
         Basic net loss per share, pro forma                      $       (0.01)
         Diluted net loss per share, pro forma                    $       (0.01)

Related Party Transactions
--------------------------

         Payments for legal services to the firm of which the Company's chairman of the board of directors is a partner were approximately $33,000 and $25,000 for the three months ended March 31, 2006 and 2005 respectively.

Accrued Expenses
----------------

Accrued expenses consist of the following at March 31, 2006:

        Accrued consulting and litigation reserve                 $     543,000
        Accrued payroll and employee benefits                            34,000
        Sales taxes payable                                               9,000
        Customer deposits                                                19,000
        Accrued royalties                                                 2,000
        Warranty and return allowance                                   119,000
        Other accrued expenses                                            6,000
                                                                  --------------
     Total                                                             $732,000
                                                                  --------------
Stockholders' Equity
--------------------

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

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the three months ended March 31, 2006, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on the entire diagnostic product group.

Results of Operations

         Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

         Net sales for the three months ended March 31, 2006 decreased by $65,000, or 12%, to $463,000 as compared to $528,000 for the same period of 2005. This reduction in sales was primarily due to reduced sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes and the P37 A/B Scan Ocular Ultrasound Diagnostics.

         For the three months ended March 31, 2006, sales from the Company's diagnostic products totaled $413,000, or 89% of total revenues, compared to $384,000, or 73% of total revenues for the same period of 2005. The remaining 11% of sales, or $50,000 during the three months ended March 31, 2006 was from parts, disposables, and service revenue.

         Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes decreased to $60,000 during the three months ended March 31, 2006, or 13% of total quarterly revenues for the period, compared to $142,000, or 27% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) increased by $17,000 to $51,000, or 11% of total revenues, for the three months ended March 31, 2006, compared to net sales of $34,000, or 6% of total revenues, during the same period in 2005. Sales from the P37 A/B Scan Ocular Ultrasound Diagnostic decreased to $82,000, or 18% of total revenues, for the three month period ended March 31, 2006, down compared to $18,000, or 3% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 autoperimeters and the CT 200 Corneal Topographer were $208,000, or 45% of the total revenues, for the three months ended March 31, 2006, compared to $186,000, or 35% of total revenues, for the same period of 2005.

         Sales have been lower during the three months ended March 31, 2006 for the Company due to a variety of reasons. Sales of the P40, P45 and P60 UBM

Ultrasound Biomicroscope decreased primarily as a result of ongoing software development and hardware configuration problems with the new P60, which received FDA 510(k) premarket approval on May 26, 2005 that allowed the device to be sold in the United States. The hardware configuration problems have since been resolved and the Company continues to work on resolving the software development problems. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 through increased clinical awareness, product development and improved marketing plans.

         Sales of surgical products are at a standstill pending FDA approval of the Photon(TM) laser system. In the three month period ended March 31, 2006, the Company realized no sales in the surgical line consisting of the Precissionist Thirty Thousand(TM) and the Photon(TM) laser system. There were also no sales in the surgical line for the comparable period of 2005.

         Gross profit for the three months ended March 31, 2006 decreased by 7% to 52% of total revenues, compared to 59% of total revenues for the same period in 2005. The decrease in gross profit was mainly due to the ongoing development expenses of the new P60 UBM and the costs associated with the physical move of the Company's production and warehouse operations and corporate offices into a reduced area in the Company's leased office and warehouse space in order to realize savings in the monthly rent of such facilities. There was no increase or decrease to cost of sales as a result of a change to the reserve for obsolete inventory in 2006.

         Marketing and selling expenses decreased by $102,000, or 56%, to $78,000, for the three months ended March 31, 2006, from $180,000 for the comparable period in 2005. The reduction was due primarily to a reduced number of sales representatives and lower travel related and associated sales expenses.

         General and administrative expenses decreased by $8,000, or 3%, to $250,000 for the three months ended March 31, 2006, from $258,000 for the comparable period in 2005. The decrease in general and administrative expenses was primarily due to the expenses associated with the financing obtained in February 2006.

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

         Research, development and service expenses decreased by $86,000, or 40%, to $124,000 for the three months ended March 31, 2006, compared to $210,000 in the same period of 2005. Most of the increase was due to the costs of development and compliance with regulatory requirements in releasing the new P60 UBM.

         Due to our ongoing cash flow difficulties, most of the Company's vendors and suppliers were contacted during 2004 and 2005 with attempts to negotiate reduced payments and settlement of outstanding accounts payable. While some vendors refused to negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount. The accounts payable forgiven by vendors and suppliers resulted in a gain of $12,000 and $206,000 during the years ended December 31, 2005 and 2004, respectively. In 2006 the Company is continuing its negotiations with some vendors and suppliers.

Liquidity and Capital Resources

         The Company used $152,000 in cash in operating activities for the three months ended March 31, 2006, compared to $197,000 for the three months ended March 31, 2005. The decrease in cash used for operating activities for the three months ended March 31, 2006 was primarily attributable to the Company's net loss and decreases in accounts payable and accrued liabilities and an increase in inventory, specifically for the P60 UBM. The Company used $5,000 in investing activities for the three months ended March 31, 2006, compared to zero for the three months ended March 31, 2005. Net cash received in financing activities was $491,000 for the three months ended March 31, 2006, versus cash provided from financing activities of $136,000 in the same period in 2005. The Company had working capital of $431,000 as of March 31, 2006, compared to a working capital deficit of $191,000 as of March 31, 2005. In January 2005, the Company sold 2,000,000 shares of its common stock to an accredited investor for $150,000 in cash. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

         As of March 31, 2006, the Company had net operating loss carry-forwards
(NOLs) of approximately $53 million. These loss carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend  for twenty  years.  The  Company's  ability  to use net  operating  loss carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

         As of March 31, 2006, the Company had accounts payable of $432,000, a significant portion of which was over 90 days past due, compared to accounts payable of $745,000 as of March 31, 2005. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has non-cancelable capital lease obligations and operating lease obligations that require the payment of approximately $194,000 in 2005, and $14,000 in 2006.

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

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 24% of total outstanding receivables as of March 31, 2006 and 20% as of December 31, 2005 compared to 14% of total outstanding receivables as of March 31, 2005. The allowance for doubtful accounts increased from $101,000 at December 31, 2006 to $102,000 at March 31, 2006.

         The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the three months ended March 31, 2006, the Company added a net of $1,000 to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,382,000 at March 31, 2006 and $1,418,000 at March 31, 2005, or 63% and 65% of total inventory, respectively. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

Impact of New Accounting Pronouncements

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20 and SFAS No. 3. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in the net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period, rather than being reported in an income statement. The new standard will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of new standard will not have a material effect on its financial position, results of operations, cash flows, or previously issued financial reports.

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement is an amendment of FASB Statements Nos. 133 and 140 to address what had been characterized as a temporary exemption from the application of the bifurcation requirements of Statement No. 133 to beneficial interests in securitized financial assets. Prior to the effective date of Statement No. 133, the FASB received inquiries on the application of the exception in paragraph 14 of Statement No. 133 to beneficial interests in securitized financial assets. In response to the inquiries, Implementation Issue D1 indicated that, pending issuance of further guidance, entities may continue to apply the guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement No. 140. Those paragraphs indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available-for-sale or trading under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and may not be classified as held-to-maturity. Further, Implementation Issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement No. 140 are not required to apply Statement No. 133 to those beneficial interests until further guidance is issued. The Company believes the adoption of new standards will not have a material effect on its financial position, results of operations, cash flows, or previously issued financial reports.

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. In this statement the board decided to broaden the scope of the project to include all servicing assets and servicing liabilities. Servicing assets and servicing liabilities may be subject to significant interest rate and prepayment risks, and many entities use financial instruments to mitigate those risks. Currently, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. The board acknowledged that the application of the lower of carrying amount or fair value measurement attribute to servicing assets results in asymmetrical recognition of economic events, because it requires recognition of all decreases in fair value but limits recognition of increases in fair value to the original carrying amount.

         Statement No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. This statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. The Company believes the adoption of new standards will not have a material effect on its financial position, results of operations, cash flows, or previously issued financial reports.

Item 3.  Controls and Procedures

         a) Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

         b) Changes in internal controls over financial reporting.

         During the three months ended March 31, 2006, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Callable Secured Convertible Notes and Warrants

         To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement on February 28, 2006 with four accredited investors for the sale of (i) $1,500,000 in callable secured convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the callable secured convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

         o    $500,000 was disbursed on February 28, 2006;
         o $500,000 will be disbursed after the Company files a registration statement that registers the shares of common stock underlying the callable secured convertible notes and the warrants; and
         o $500,000 will be disbursed upon the effectiveness of the registration statement the Company intends to file that registers the shares of common stock underlying the callable secured convertible notes and the warrants.

         Each closing under the securities purchase agreement is subject to the following conditions:

         o The Company delivers to the investors duly executed callable secured convertible notes and warrants;
         o No litigation, statute, regulation or order had been commenced, enacted or entered by or in any court, governmental authority or any self-regulatory organization that prohibits consummation of the transactions contemplated by the securities purchase agreement; and
         o No event occurred that could reasonably be expected to have a material adverse effect on the Company's business.

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

         As of March 31, 2006, the Company had 160,959,424 shares of its common stock issued and outstanding and $2,342,750 in callable secured convertible notes outstanding that may be converted into an estimated 390,000,000 shares of common stock at current market prices, and outstanding warrants to purchase 20,534,392 shares of its common stock. Additionally, the Company has an obligation to sell $1,000,000 in callable secured convertible notes that may be converted into an estimated 167,000,000 shares of common stock at current market prices and issue warrants to purchase 8,000,000 shares of common stock in the near future. Furthermore, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of the Company's common stock declines. All the shares, including all of the shares issuable upon conversion of the notes and upon exercise of its warrants, may be sold without restriction. The sale of these shares may depress the market price of the Company's common stock.

         The Company's obligation to issue shares upon conversion of the callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,342,750 principal amount of callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of May 9, 2006 of $.0099.


    % Below     Price Per     With 40%       Number of            % of
    Market        Share       Discount     Shares Issuable    Outstanding*
    -------     ---------     --------     ---------------    ------------

      25%         $.0075       $.0045        742,833,333         461.5%
      50%         $.0050       $.0030      1,114,250,000         692.3%
      75%         $.0025       $.0015      2,228,500,000        1,384.5%

*Based on 160,959,424 shares outstanding.

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

     (b)  Reports on Form 8-K
     ------------------------

     Current Report on Form 8-K, as filed on January 18, 2006.
     Current Report on Form 8-K, as filed on March 1, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PARADIGM MEDICAL INDUSTRIES, INC.



May 19, 2006                             /s/ Raymond P.L. Cannefax
                                         --------------------------------------
                                         Raymond P.L. Cannefax
                                         President and Chief Executive Officer


May 19, 2006                             /s/ Luis A. Mostacero
                                         --------------------------------------
                                         Luis A. Mostacero, Vice President of
                                         Finance, Treasurer and Secretary