Form 10QSB
period 2006-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2006-08-16
CIK 916444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2006

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [ X ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value                       199,956,828
                Title of Class                            ----------------
                                                          Number of Shares
                                                          Outstanding as of
                                                          August 15, 2006

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2006


                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................ 1

         Condensed Balance Sheet (unaudited) - June 30, 2006................. 1

         Condensed Statements of Operations (unaudited)
            for the six months ended June 30, 2006 and June 30,
            2005............................................................. 2

         Condensed Statements of Cash Flows (unaudited)
            for the six months ended June 30, 2006
            and June 30, 2005 ............................................... 3

         Notes to Condensed Financial Statements (unaudited)................. 4

Item 2.     Management's Discussion and Analysis or
                Plan of Operation .......................................... 10

Item 3.     Controls and Procedures  ....................................... 17

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings............................................... 17

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds..... 20

Item 3.     Defaults Upon Senior Securities................................. 22

Item 4.     Submission of Matters to a Vote of Security Holders............. 22

Item 5.     Other Information............................................... 22

Item 6.     Exhibits and Reports on Form 8-K................................ 23

Signature Page ............................................................. 26

                        PARADIGM MEDICAL INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                                  June 30,  2006
                                                                  --------------
ASSETS
Current Assets
  Cash and Cash Equivalents                                       $     591,000
  Receivables, Net                                                      486,000
  Inventory                                                             786,000
  Prepaid Expenses                                                       49,000
                                                                  --------------
              Total Current Assets                                    1,912,000

Intangibles, Net                                                        339,000
Property and Equipment, Net                                              24,000
                                                                  --------------
              Total Assets                                        $   2,275,000
                                                                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                                          $     390,000
  Accrued Expenses                                                      848,000
  Current Portion of Long-term Debt                                       1,000
                                                                  --------------
              Total Current Liabilities                               1,239,000
  Convertible Notes Payable                                           2,670,000
                                                                  --------------
  Total Long-term Liabilities                                         2,670,000
                                                                  --------------
              Total Liabilities                                       3,909,000
                                                                  --------------

Stockholders' Equity:
Preferred Stock, Authorized:
5,000,000 shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at June 30, 2006                            -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at June 30, 2006                            -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at June 30, 2006                             -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at June 30, 2006                            -
     Series E
        Authorized:  50,000 shares; issued and
        outstanding: 250 shares at June 30, 2006                              -
     Series F
        Authorized:  50,000 shares; issued and
        outstanding: 4,598.75 shares at June 30, 2006                         -
     Series G
        Authorized:  2,000,000 shares; issued and
        outstanding: 588,235 shares at June 30, 2006                      1,000
Common Stock, Authorized:
250,000,000 shares, $.001 par value; issued and
    outstanding: 196,956,828 at June 30, 2006                           197,000
Additional Paid-in-capital                                           61,873,000
Accumulated Deficit                                                 (63,705,000)
                                                                  --------------
              Total Stockholders' Equity                             (1,634,000)
                                                                  --------------

              Total Liabilities and Stockholders' Equity          $   2,275,000
                                                                  ==============



                   The accompanying notes are an integral part
                    to these condensed financial statements


                                         PARADIGM MEDICAL INDUSTRIES, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)



                                                            Three Months Ended               Six Months Ended
                                                                June 20,                        June 20,
                                                          2006            2005            2006              2005
                                                     --------------   -------------  --------------   --------------
Sales                                                $     718,000    $    885,000   $   1,182,000    $    1,413,000
Cost of Sales                                              416,000         478,000         638,000           692,000
                                                     --------------   -------------  --------------   --------------
           Gross Profit                                    302,000         407,000         544,000           721,000

Operating Expenses:
  Marketing and Selling                                    108,000         187,000         185,000           365,000
  General and Administrative                               263,000         390,000         514,000           652,000
  Research, development and service                        132,000         248,000         257,000           459,000
                                                     --------------   -------------  --------------   --------------
           Total Operating Expenses                        503,000         825,000         956,000         1,476,000
                                                     --------------   -------------  --------------   --------------

Operating Income (Loss)                                   (201,000)       (418,000)       (412,000)         (755,000)

Other Income and (Expenses):
  Interest Expense                                          (1,000)        (16,000)         (4,000)          (20,000)
  Financing Costs                                         (553,000)     (2,851,000)     (1,097,000)       (2,854,000)
  Other Income                                                  --          (9,000)          2,000            28,000
                                                     --------------   -------------  --------------   --------------
         Total Other Income and Expenses                  (554,000)     (2,858,000)     (1,099,000)       (2,846,000)
                                                     --------------   -------------  --------------   --------------

Net income (Loss) Before Provision
     for Income Taxes                                     (755,000)     (3,276,000)     (1,511,000)       (3,601,000)
Provision (Benefit for Income Taxes)                            --              --              --                --
                                                     --------------   -------------  --------------   --------------
         Net Loss                                    $    (755,000)   $ (3,276,000)  $  (1,511,000)   $    3,601,000
                                                     ==============   =============  ==============   ==============

Net Loss Per Common Share - Basic and Diluted        $       (0.00)   $      (0.12)  $       (0.01)   $        (0.13)
                                                     --------------   -------------  --------------   --------------
Weighted Average Outstanding Shares - Basic
     and Diluted                                       175,402,000      28,362,000     150,164,000        27,745,000
                                                     --------------   -------------  --------------   --------------



                The accompanying notes are an integral part to these condensed financial statements



                        PARADIGM MEDICAL INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Six Months Ended June 30,
                                                        2006            2005
                                                    ------------   -------------

Cash Flows from Operating Activities
------------------------------------
Net Loss                                            $ (1,511,000)  $ (3,601,000)
Adjustment to Reconcile Net Loss to Net Cash
  Used in Operating Activities:
    Depreciation and Amortization                         24,000         43,000
    Issuance of Common Stock for Satisfaction
      of Penalty                                               -         52,000
    Issuance of Common Stock for Services                      -         22,000
    Stock option valuation                                23,000              -
    Beneficial Conversion Interest                       964,000      2,009,000
    Issuance of Stock Options and Warrants
      for Services                                        36,000        491,000
    Provision for Losses on Receivables                    1,000        (81,000)

(Increase) Decrease from Changes is:
    Accounts Receivable                                  (86,000)       (36,000)
    Inventories                                           67,000        (27,000)
    Prepaid and Other Expenses                           (38,000)       (35,000)
Increase (Decrease) from Changes in:
    Trade Accounts Payable                               (69,000)      (406,000)
    Accrued Liabilities                                  144,000        (96,000)
                                                    ------------   -------------

    Net Cash Provided By (Used in)
      Operating Activities                              (445,000)    (1,665,000)
                                                    ------------   -------------

Cash Flow from Investing Activities:
------------------------------------
    Cash proceeds from sales of investment               (16,000)            --
                                                    ------------   -------------
    Net Cash Provided by (Used in)
      Investing Activities                               (16,000)            --
                                                    ------------   -------------

Cash Flows from Financing Activities:
-------------------------------------
    Principal Payments on Notes Payable and
      Long-term Debt                                     (14,000)       (28,000)
    Proceeds from Issuance of Common Stock                     -        150,000
    Proceeds from Issuance of Convertible Notes        1,000,000      2,500,000
                                                    ------------   -------------

    Net Cash Provided by (Used in)Financing
      Activities                                         986,000      2,622,000
                                                    ------------   -------------

    Net Change in Cash                                   525,000        957,000

    Cash and Cash Equivalents,
        Beginning of Period                               66,000        131,000

    Cash and Cash Equivalents,
        End of Period                               $    591,000   $  1,088,000
                                                    ============   =============
Supplemental Disclosure of Cash
  Flow Information:
    Cash Paid for Interest                          $      2,000   $      7,000
                                                    ============   =============
    Cash Paid for Income Taxes                      $          -   $          -
                                                    ============   =============


                   The accompanying notes are an integral part
                     to these condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



Significant Accounting Policies
-------------------------------

         The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005. The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

Net Loss Per Share
------------------

         Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 32,878,595 and 25,295,000 shares of common stock and preferred stock convertible into 869,000 and 2,047,000 shares of common stock at June 30, 2006 and 2005, respectively, have not been included in loss periods because they are anti-dilutive.

         For the three months ended June 30, 2006, the options and warrants to purchase 32,878,595 shares of common stock were excluded because of the treasury stock method.

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and six month periods ended June 30, 2006 and June 30, 2005:

                                Three Months Ended        Six Months Ended
                                    June 30,                    June 30,
                                 2006         2005         2006         2005
                              -----------   ----------  -----------   ----------

Basic weighted average
  shares outstanding          175,402,000   28,362,000  150,164,000   27,745,000
Common stock equivalents -
  convertible preferred stock     869,000    2,047,000           --           --
                              -----------   ----------  -----------   ----------
Diluted weighted average
  shares outstanding          176,271,000   30,049,000  150,164,000   27,745,000
                              ===========   ==========  ===========   ==========

Convertible Notes
-----------------

         April 27, 2005 Sale of $2,500,000 in Callable Secured Convertible Notes. To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in callable secured convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of the callable secured convertible notes and warrants occurred in three traunches and the investors provided the Company with an aggregate of $2,500,000 as follows:

         o    $850,000 was disbursed on April 27, 2005;
         o $800,000 was disbursed on June 23, 2005 after the Company filed a registration statement that registered the shares of common stock issuable upon conversion of the callable secured convertible notes and exercise of the warrants; an
         o $850,000 was disbursed on June 30, 2005, the effective date of the registration statement.

         Under the terms of the securities purchase agreement, the Company also agreed not, without the prior written consent of a majority-in-interest of the investors, to negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning April 27, 2005 and ending on the later of (a) 270 days from April 27, 2005, or (b) 180 days from the date the registration statement is declared effective.

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

         The $2,500,000 in callable secured convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0945, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The callable secured convertible notes mature in three years from the date of issuance, and are convertible into our common stock at the selling stockholders' option, at the lower of (i) $.09 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

         The $2,500,000 in callable secured convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding callable secured convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.09 per share. An event of default includes the failure by the Company to pay the principal or interest on the callable secured convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the callable secured convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

         The noteholders have agreed to restrict their ability to convert their callable secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. As of June 30, 2006, a total of $842,830 in callable secured convertible notes have been converted into 166,666,667 shares of the Company's common stock pursuant to conversion notices from the four accredited investors.

         February 28, 2006 Sale of $1,500,000 in Callable Secured Convertible Notes. To obtain additional funding for the Company's ongoing operations, the Company entered into a second securities purchase agreement on February 28, 2006 with the same four accredited investors for the sale of (i) $1,500,000 in callable secured convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the callable secured convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

         o    $500,000 was disbursed on February 28, 2006;
         o $500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock issuable upon conversion of the callable secured convertible notes and exercise of the warrants. The Company filed an application for withdrawal of the registration statement on July 26, 2006, with the intention of filing another registration to register shares issuable upon conversion of the notes and exercise of the warrants if the Company's shareholders approve at the Annual Shareholders Meeting the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 800,000,000 shares; and
         o $500,000 will be disbursed upon the effectiveness of the registration statement.

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

         Under the terms of the securities purchase agreement dated February 28, 2006, the Company also agreed not, without the prior written consent of a majority-in-interest of the investors, to negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning February 28, 2006 and ending on the later of (a) 270 days from February 28, 2006, or (b) 180 days from the date the registration statement is declared effective.

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

         The $1,500,000 in callable secured convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The callable secured convertible notes mature in three years from the date of issuance, and are convertible into our common stock at the selling stockholders' option, at the lower of (i) $.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

         The $1,500,000 in callable secured convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding callable secured convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.02 per share. An event of default includes the failure by the Company to pay the principal or interest on the callable secured convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the callable secured convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

         The noteholders have agreed to restrict their ability to convert their callable secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes.

         The Company is required to register the shares of its common stock issuable upon conversion of the callable secured convertible notes and exercise of the warrants that were issued to the noteholders pursuant to the securities purchase agreement the Company entered into on February 28, 2006. The registration statement must be filed with the Securities and Exchange Commission within 60 days of the February 28, 2006 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the callable secured convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at our option.

         The Company's obligation to issue shares upon conversion of the callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,175,170 principal amount of callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of June 26, 2006 of $.007.

    % Below     Price Per      With 40%        Number of            % of
    Market        Share        Discount      Shares Issuable    Outstanding*
    -------     ---------      --------      ---------------    -------------

      25%        $.00525        $.00315       1,002,276,190        516.8%
      50%        $.0035         $.0021        1,503,414,286        775.1%
      75%        $.00175        $.00105       3,006,828,571       1,550.3%

*Based on 199,956,828 shares outstanding.

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

Preferred Stock Conversions
---------------------------

         Under the Company's Certificate of Incorporation, holders of the Company's Class A and Class B preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three months ended June 30, 2006, no shares of Series A preferred stock and no shares of Series B preferred stock were converted to the Company's common stock.

         Holders of Series D preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended June 30, 2006, no shares of Series D preferred stock were converted to the Company's common stock.

         Holders of Series E preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended June 30, 2006, no shares of Series E preferred stock were converted to the Company's common stock.

         Holders of Series F preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended June 30, 2006, no shares of Series F preferred stock were converted to shares of the Company's common stock.

         Holders of Series G preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended June 30, 2006, no shares of Series G preferred stock were converted to shares of the Company's common stock.

Warrants
--------

         The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes option pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date. As a result of the financing the Company completed on April 27, 2005 involving the sale of $2,500,000 in callable secured convertible notes, the Company granted warrants to the noteholders to purchase 16,534,392 shares of its common stock. The warrants have an exercise price of $.20 per share and expire on April 27, 2010. As a result of the financing the Company completed on February 28, 2006 involving the sale of $1,000,000 in callable secured convertible notes, the Company granted warrants to the noteholders to purchase 8,000,000 shares of its common stock. The warrants have an exercise price of $.10 per share and expire on February 27, 2011.

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

         During the periods presented in the accompanying financial statements, the Company has granted options under its Stock Option Plan. The Company has adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123(R). Under this transition method, compensation expense recognized during the three months ended June 30, 2005 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, compensation cost of $23,000 has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the period ended June 30, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123(R), the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

                                         Three Months Ended June 30  Six Months Ended June 30,
                                             2006         2005           2006          2005
                                         -----------  ------------  ------------  ------------
  Net income (loss) - as reported        $ (718,000)  $ (3,276,000) $ (1,182,000) $ (3,601,000)
  Plus stock-based employee
     compensation expense included
     in reported net loss, net related
     tax effects
  Less stock-based employee
     compensation expense determined
     under fair value based method
     for all awards, net of related
     tax effects                            (78,000)      (573,000)      (78,000)     (657,000)
                                         -----------  ------------  ------------  ------------
     Pro forma net loss                  $ (796,000)  $ (3,849,000) $ (1,260,000) $ (4,258,000)
                                         ===========  ============  ============  ============

  Basic and diluted net loss per common
  share, as reported                         $(0.00)  $      (0.12) $      (0.01) $      (0.13)
  Basic and diluted net loss per share,
    pro forma                                $(0.01)  $      (0.14) $      (0.01) $      (0.15)


Related Party Transactions
--------------------------

         Payments for legal services to the firm of which the Company's Chairman of the Board of Directors is President, a director and a shareholder were $83,000 and $180,000 for the three months ended June 30, 2006 and 2005, respectively.  In  addition,  on April  7,  2005,  the  Company  issued  250,000 registered shares of common stock to such law firm in payment for $22,500 in legal services

Accrued Expenses
----------------

         Accrued expenses consist of the following at June 30, 2006:

     Accrued consulting and litigation reserve                     $    624,000
     Accrued payroll and employee benefits                               50,000
     Sales taxes payable                                                 10,000
     Customer deposits                                                   22,000
     Warranty and return allowance                                      118,000
     Other accrued expenses                                              23,000
                                                                   ------------
     Total                                                         $    847,000
                                                                   ============
Stockholders' Equity
--------------------

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

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the three months ended June 30, 2006, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on the entire diagnostic product group.

Results of Operations

         Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

         Net sales for the three months ended June 30, 2006 decreased by $167,000, or 19%, to $718,000 as compared to $885,000 for the same period of 2005. This reduction in sales was primarily due to reduced sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes and the P37 A/B Scan Ocular Ultrasound Diagnostics.

         For the three months ended June 30, 2006, sales from the Company's diagnostic products totaled $613,000, or 85% of total revenues, compared to $789,000, or 89% of total revenues for the same period of 2005. The remaining 15% of sales, or $105,000 during the three months ended June 30, 2006 was from parts, disposables, and service revenue.

         Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes decreased to $342,000 during the three months ended June 30, 2006, or 34% of total quarterly revenues for the period, compared to $535,000, or 60% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) increased by $5,000 to $34,000, or 5% of total revenues, for the three months ended June 30, 2006, compared to net sales of $29,000, or 3% of total revenues, during the same period in 2005. Sales from the P37 A/B Scan Ocular Ultrasound Diagnostic decreased to $39,000 or 5% of total revenues, for the three month period ended June 30, 2006, down compared to $59,000, or 7% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 autoperimeters and the CT 200 Corneal Topographer were $332,000, or 46% of the total revenues, for the three months ended June 30, 2006, compared to $166,000, or 19% of total revenues, for the same period of 2005.

         Sales have been lower during the three months ended June 30, 2006 for the Company due to a variety of reasons. Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscope decreased primarily as a result of ongoing software development and hardware configuration problems with the new P60, which received FDA 510(k) premarket approval on May 26, 2005 that allowed the device to be sold in the United States. The hardware configuration problems have since been resolved and the Company continues to work on resolving the software development problems. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 through increased clinical awareness, product development and improved marketing plans.

         Sales of surgical products are at a standstill pending FDA approval of the Photon(TM) laser system. In the three month period ended June 30, 2006, the Company realized no sales in the surgical line consisting of the Precissionist Thirty Thousand(TM) and the Photon(TM) laser system. There were also no sales in the surgical line for the comparable period of 2005.

         Gross profit for the three months ended June 30, 2006 decreased by 4% to 42% of total revenues, compared to 46% of total revenues for the same period in 2005. The decrease in gross profit was mainly due to the ongoing development expenses of the new P60 UBM and the costs associated with the physical move of the Company's production and warehouse operations and corporate offices into a reduced area in the Company's leased office and warehouse space in order to realize savings in the monthly rent of such facilities. There was no increase or decrease to cost of sales as a result of a change to the reserve for obsolete inventory in 2006.

         Marketing and selling expenses decreased by $79,000, or 42%, to $108,000, for the three months ended June 30, 2006, from $187,000 for the comparable period in 2005. The reduction was due primarily to a reduced number of sales representatives and lower travel related and associated sales expenses.

         General and administrative expenses decreased by $127,000, or 33%, to $263,000 for the three months ended June 30, 2006, from $390,000 for the comparable period in 2005. The decrease in general and administrative expenses was primarily due to the expenses associated with the financing obtained in June 2006.

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

         Research, development and service expenses decreased by $116,000, or 47%, to $132,000 for the three months ended June 30, 2006, compared to $248,000 in the same period of 2005. Most of the increase was due to the costs of development and compliance with regulatory requirements in releasing the new P60 UBM.

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

         Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

         Net sales for the six months ended June 30, 2006 decreased by $231,000, or 16%, to $1,182,000 as compared to $1,413,000 for the same period of 2005. This reduction in sales was primarily due to reduced sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes and the P37 A/B Scan Ocular Ultrasound Diagnostics.

         For the six months ended June 30, 2006, sales from the Company's diagnostic products totaled $1,026,000, or 87% of total revenues, compared to $1,172,000, or 83% of total revenues for the same period of 2005. The remaining 13% of sales, or $156,000 during the six months ended June 30, 2006 was from parts, disposables, and service revenue.

         Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes decreased to $253,000 during the three months ended June 30, 2006, or 21% of total quarterly revenues for the period, compared to $677,000, or 48% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) increased by $23,000 to $85,000, or 7% of total revenues, for the six months ended June 30, 2006, compared to net sales of $63,000, or 4% of total revenues, during the same period in 2005. Sales from the P37 A/B Scan Ocular Ultrasound Diagnostic decreased to $120,000, or 10% of total revenues, for the six month period ended June 30, 2006, down compared to $80,000, or 6% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 autoperimeters and the CT 200 Corneal Topographer were $540,000, or 46% of the total revenues, for the six months ended June 30, 2006, compared to $352,000, or 25% of total revenues, for the same period of 2005.

         Sales have been lower during the six months ended June 30, 2006 for the Company due to a variety of reasons. Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscope decreased primarily as a result of ongoing software development and hardware configuration problems with the new P60, which received FDA 510(k) premarket approval on May 26, 2005 that allowed the device to be sold in the United States. The hardware configuration problems have since been resolved and the Company continues to work on resolving the software development problems. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 through increased clinical awareness, product development and improved marketing plans.

         Sales of surgical products are at a standstill pending FDA approval of the Photon(TM) laser system. In the six month period ended June 30, 2006, the Company realized no sales in the surgical line consisting of the Precissionist Thirty Thousand(TM) and the Photon(TM) laser system. There were also no sales in the surgical line for the comparable period of 2005.

         Gross profit for the six months ended June 30, 2006 decreased by 5% to 46% of total revenues, compared to 51% of total revenues for the same period in 2005. The decrease in gross profit was mainly due to the ongoing development expenses of the new P60 UBM and the costs associated with the physical move of the Company's production and warehouse operations and corporate offices into a reduced area in the Company's leased office and warehouse space in order to realize savings in the monthly rent of such facilities. There was no increase or decrease to cost of sales as a result of a change to the reserve for obsolete inventory in 2006.

         Marketing and selling expenses decreased by $180,000, or 49%, to $185,000, for the six months ended June 30, 2006, from $365,000 for the comparable period in 2005. The reduction was due primarily to a reduced number of sales representatives and lower travel related and associated sales expenses.

         General and administrative expenses decreased by $138,000, or 21%, to $514,000 for the six months ended June 30, 2006, from $652,000 for the comparable period in 2005. The decrease in general and administrative expenses was primarily due to the expenses associated with the financing obtained in June 2006.

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

         Research, development and service expenses decreased by $202,000, or 44%, to $257,000 for the six months ended June 30, 2006, compared to $459,000 in the same period of 2005. Most of the increase was due to the costs of development and compliance with regulatory requirements in releasing the new P60 UBM.

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

Liquidity and Capital Resources

         The Company used $445,000 in cash in operating activities for the six months ended June 30, 2006, compared to $1,665,000 for the six months ended June 30, 2005. The decrease in cash used for operating activities for the six months ended June 30, 2006 was primarily attributable to the Company's net loss and decreases in accounts payable and accrued liabilities and an increase in inventory, specifically for the P60 UBM. The Company used $16,000 in investing activities for the six months ended June 30, 2006, compared to zero for the six months ended June 30, 2005. Net cash received in financing activities was $986,000 for the six months ended June 30, 2006, versus cash provided from financing activities of $2,622,000 in the same period in 2005. The Company had working capital of $673,000 as of June 30, 2006, compared to working capital of $1,565,000 as of June 30, 2005. In January 2005, the Company sold 2,000,000 shares of its common stock to an accredited investor for $150,000 in cash. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

         As of June 30, 2006, the Company had net operating loss  carry-forwards
(NOLs) of approximately $53 million. These loss carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend  for twenty  years.  The  Company's  ability  to use net  operating  loss carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

         As of June 30, 2006, the Company had accounts payable of $390,000, a significant portion of which was over 90 days past due, compared to accounts payable of $346,000 as of June 30, 2005. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has non-cancelable capital lease obligations and operating lease obligations that required the payment of approximately $194,000 in 2005, and $14,000 in 2006.

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

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 17% of total outstanding receivables as of June 30, 2006 and 20% as of December 31, 2005 compared to 3% of total outstanding receivables as of June 30, 2005. The allowance for doubtful accounts increased from $100,000 at December 31, 2005 to $101,000 at June 30, 2006.

         The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the six months ended June 30, 2006, the Company added a net of $1,000 to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,324,000 at June 30, 2006 and $1,371,000 at June 30, 2005, or 63% and 65% of total inventory, respectively. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

         During the three months ended June 30, 2006, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         On August 3, 2003, a complaint was filed against the Company by Corinne Powell, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030918364). Defendants consist of the Company and Randall A. Mackey, Dr. David M. Silver and Keith D. Ignotz, directors of the Company. The complaint alleges that at the time the Company laid off Ms. Powell on March 25, 2003, she was owed $2,030 for business expenses, $11,063 for accrued vacation days, $12,818 for unpaid commissions, the fair market value of 50,000 stock options exercisable at $5.00 per share that she claims she was prevented from exercising, attorney's fees and a continuing wage penalty under Utah law. On March 29, 2005, the Company agreed to a settlement with Ms. Powell of her claims for unpaid business expenses, accrued vacation days, and unpaid commissions by agreeing to pay her the sum of $13,000. The Company made payment to Ms. Powell for the agreed upon settlement amount. As to the remaining claims, discovery cutoff is July 7, 2006 and the trial is set for October 10, 2006. The Company believes the remaining claims are without merit and intends to vigorously defend against such claims.

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

         On November 7, 2003, a complaint was filed against the Company by Todd Smith, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030924951 CN). Defendants consist of the Company and Randall Mackey, a director of the Company. The complaint alleges that while an employee of the Company, Mr. Smith was granted stock options to purchase 16,800 shares of common stock exercisable at $5.00 per share. Mr. Smith claims unpaid wages in the amount of the fair market value of the stock options he claims he was prevented from exercising, attorney's fees, and a continuing wage penalty under Utah law. Discovery cutoff is August 1, 2006 and the trial is set for October 18, 2006. The Company believes the claims are without merit and intends to vigorously defend against such action.

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

         On June 2, 2006, the Company entered into a settlement agreement with Dr. Spadafora for the dismissal of the lawsuit. Under the terms of the settlement agreement, the Company agrees to provide Dr. Spadafora with the exclusive right over a three-year period to market and sell the Photon(TM) laser system and its components, including the inventory and intellectual property rights. If Dr. Spadafora is successful in finding a prospective purchaser to acquire the Photon(TM) laser system upon terms acceptable to the Company, the Company agrees to pay him a commission equal to 10% of the total purchase price. If the purchase price for the Photon(TM) laser system includes a royalty or other payments payable to the Company on later sales of the Photon(TM) laser system other than its handpiece component, the Company agrees to pay Dr. Spadafora 8% of such royalties or other payments on such later sales through the full term of the purchase agreement. The Company further agrees that if a purchase price includes a royalty or other payments payable to it on later sales of the handpiece component of the Photon(TM) laser system, it agrees to pay Dr. Spadafora 15% of such royalties or other payments through the full term of the purchase agreement.

         Additionally, the settlement agreement provides that if the Company is successful through its sole efforts, without any assistance from Dr. Spadafora, in finding a purchaser to acquire the Photon(TM) laser system or its components during the second or third year of Dr. Spadafora's exclusive rights, the Company agrees to pay Dr. Spadafora a commission equal to 1.7% of the total purchase price and of the royalties and other payments on subsequent sales of the Photon(TM) laser system or its components through the full term of the purchase agreement. Finally, the settlement agreement provides for mutual releases by Dr. Spadafora and the Company for the benefit of each other, and that the Company and Dr. Spadafora each agree to pay their own costs, expenses and attorney's fees incurred in connection with the lawsuit and the preparation of the settlement agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Callable Secured Convertible Notes and Warrants

         To obtain additional funding for the Company's ongoing operations, the Company entered into a second securities purchase agreement on February 28, 2006 with the same four accredited investors for the sale of (i) $1,500,000 in callable secured convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the callable secured convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

         o    $500,000 was disbursed on February 28, 2006;
         o $500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock issuable upon conversion of the callable secured convertible notes and exercise of the warrants. The Company filed an application for withdrawal of the registration statement on July 26, 2006, with the intention of filing another registration to register shares issuable upon conversion of the notes and exercise of the warrants if the Company's shareholders approve at the Annual Shareholders Meeting the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 800,000,000 shares; and
         o $500,000 will be disbursed upon the effectiveness of the registration statement.

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

         Under the terms of the securities purchase agreement dated February 28, 2006, the Company also agreed not, without the prior written consent of a majority-in-interest of the investors, to negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning February 28, 2006 and ending on the later of (a) 270 days from February 28, 2006, or (b) 180 days from the date the registration statement is declared effective.

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

         The $1,500,000 in callable secured convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The callable secured convertible notes mature in three years from the date of issuance, and are convertible into our common stock at the selling stockholders' option, at the lower of (i) $.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

         The $1,500,000 in callable secured convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding callable secured convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.02 per share. An event of default includes the failure by the Company to pay the principal or interest on the callable secured convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the callable secured convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

         The noteholders have agreed to restrict their ability to convert their callable secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes.

         The Company is required to register the shares of its common stock issuable upon conversion of the callable secured convertible notes and exercise of the warrants that were issued to the noteholders pursuant to the securities purchase agreement the Company entered into on February 28, 2006. The registration statement must be filed with the Securities and Exchange Commission within 60 days of the February 28, 2006 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the callable secured convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at our option.

         The Company's obligation to issue shares upon conversion of the callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,175,170 principal amount of callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of June 26, 2006 of $.007.

     % Below      Price Per     With 40%      Number of           % of
     Market         Share       Discount    Shares Issuable   Outstanding*
     -------      ---------     --------    ---------------   ------------

       25%         $.00525       $.00315     1,002,276,190       516.8%
       50%         $.0035        $.0021      1,503,414,286       775.1%
       75%         $.00175       $.00105     3,006,828,571      1,550.3%

*Based on 199,956,828 shares outstanding.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

         On June 12, 2006,  the Company  entered into a Worldwide  OEM Agreement with MEDA Co., Ltd., one of China's leading developers and producers of ultrasound devices. Under the terms of the agreement, MEDA agrees to jointly engineer, develop and manufacture the Company's next generation of the
Ultrasound BioMicroscope, as well as other proprietary new products and enhancement of our current products. The products to be manufactured by MEDA, at agreed upon costs, and supplied to the Company for resale include the following new products: an Ultrasound BioMicroscope, two Ultrasound A/B Scans, a Biometric A-Scan and a pachymeter.

         The agreement provides that the Company and MEDA agree to jointly develop and collaborate in the improvement and enhancement of the Company's products and, in the interest of product development, enhancement and differentiation, MEDA agrees to give consideration to potential software development or enhancements made available to the Company for its products. Moreover, in the interest of product improvement, MEDA agrees to collaborate with the Company and its designated engineers, employees and consultants to consider and potentially implement jointly or individually the development of product enhancements on the Company's products to be manufactured by MEDA.

         The software and hardware modifications designed jointly by the Company and MEDA will be considered the joint intellectual property of the Company and MEDA and may be used, without restriction, unless otherwise previously agreed to, by either party. MEDA also agrees to provide a 12 month warranty on all products that it manufactures for us. If defects cannot be corrected at our facilities, the products may be returned to MEDA for the purposes of carrying out such repairs as required, and MEDA agrees to return the repaired products to the Company or its designated agent or distributor within ten working days from the date of receiving such products, at no cost to the Company, and MEDA will pay return freight costs.

         MEDA further agrees to endeavor to answer any technical inquiries concerning the products it has manufactured. MEDA also agrees to train the Company's technical service engineers and designated international distributors as soon as possible after the signing of this agreement, and as future needs arise and as MEDA can reasonably fit such training into the regular schedules of its employees. MEDA agrees to determine the need for future training on new products as necessary and will offer such training in Tiangin, China. For training conducted outside China, the Company or its designated distributors and/or service centers will be responsible for the traveling, living and hotel expenses for MEDA's engineers. Training is at no charge to the Company. The training will also be made available to the Company's designated repair agencies in order to provide service and repair on a worldwide basis. Such agencies will be considered authorized repair facilities for the products manufactured by MEDA.

         The agreement shall be effective for three years from date of execution. At the end of the three year term, representatives of the Company and MEDA will confer to determine whether to extend the term of the agreement. This will have a practical effect of extending the term of the agreement for an additional 120 days. If mutual agreement for extending the term of the agreement is not reached within 120 days after the end of the three year term, then the agreement will be deemed terminated. However, if within the 120 day period, the Company and MEDA mutually agree to extend the term of the agreement, then thereafter either party may terminate the agreement by providing 12 months prior written notice to the other party. All outstanding orders at the time of notification will be supplied under the terms of the agreement, and MEDA will continue to fulfill all orders from the Company until the 12 month notice period has expired.

         The Class A warrants to purchase 1,000,000 shares of common stock at an exercise price of $7.50 per share expired on July 11, 2006.

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

4.6 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(4)
4.7           Specimen Series D Convertible Preferred Stock Certificate (5)
4.8 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (6)
4.9           Warrant to Purchase Common Stock with Dr. Michael B. Limberg (6)
4.10 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (7)
10.1          Exclusive Patent License Agreement with PhotoMed(1)
10.2          Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3          1995 Stock Option Plan (1)
10.4          License Agreement with Sunnybrook Health Science Center(8)
10.5          Employment Agreement with John Y. Yoon(9)
10.6          Stock Purchase and Sale Agreement with William Ungar (10)
10.7          Employment Agreement with Aziz A. Mohabbat (11)
10.8          Investment  Banking Agreement with Alpha Advisory  Services,  Inc.
              (12)
10.9          Manufacturing and Distribution Agreement with E-Technologies, Inc.
              (12)
10.10 Settlement Agreement with Innovative Optics, Inc., Barton Dietrich Investments, L.P. and United States Fire Insurance Company (13)
10.11         Stipulation and Agreement of Settlement (14)
10.12         Supplemental Agreement (14)
10.13         Stipulation of Settlement (14)
10.14         Supplemental Agreement (14)
10.15         Securities   Purchase  Agreement  with  AJW  Partners,   LLC,  AJW
              Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLP (the "Purchasers")(15)
10.16         Form of Callable Secured Convertible Note with each purchaser(15)
10.17         Form of Stock Purchase Warrant with each purchaser(15)
10.18         Security Agreement with Purchasers(15)
10.19         Intellectual Property Security Agreement with Purchasers(15)
10.20         Registration Rights Agreement with Purchasers(15)
10.21         Stock Purchase Agreement with Mackey Price Thompson & Ostler(16)
10.22         Employment Agreement with Raymond P.L. Cannefax(17)
10.23         Securities   Purchase  Agreement  with  AJW  Partners,   LLC,  AJW
              Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLP(18)
10.24         Form of Callable Secured Convertible Note with each purchaser(18)
10.25         Form of Stock Purchase Warrant with each purchaser(18)
10.26         Security Agreement with Purchasers(18)
10.27         Intellectual Property Security Agreement with Purchasers(18)
10.28         Registration Rights Agreement with Purchasers(18)
10.29         Settlement Agreement with Dr. Joseph W. Spadafora (19)
10.30         Worldwide OEM Agreement with MEDA Co., Ltd.(20)
31.1          Certification  pursuant to 18 U.S.C.  Section  1350, as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002
31.2          Certification  pursuant to 18 U.S.C.  Section  1350, as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------
(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on June 3, 1996.
(4) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(5) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(6) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(7) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.

(8) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2, as filed on December 15, 2003.
(9) Incorporated by reference from Current Report on Form 8-K, as filed on March 23, 2004.
(10) Incorporated by reference from Quarterly Report on Form 10-QSB, as filed on August 16, 2004.
(11) Incorporated by reference from Amendment No. 6 to Registration Statement on Form SB-2, as filed on October 20, 2004.
(12) Incorporated by reference from Report on Form 10-QSB, as filed on November 15, 2004.
(13) Incorporated by reference from Current Report on Form 8-K, as filed on January 27, 2005.
(14) Incorporated by reference from Current Report on Form 8-K, as filed on February 23, 2005.
(15) Incorporated by reference from Current Report on Form 8-K, as filed on May 18, 2005.
(16) Incorporated by reference from Registration Statement on Form SB-2, as filed on June 22, 2005.
(17) Incorporated by reference from Current Report on Form 8-K, as filed on January 18, 2006.
(18) Incorporated by reference from Current Report on Form 8-K, as filed on March 1, 2006.
(19) Incorporated by reference from Registration Statement on Form SB-2, as filed on June 15, 2006.
(20) Incorporated by reference from Current Report on Form 8-K, as filed on June 19, 2006.

     (b)  Reports on Form 8-K

     Current Report on Form 8-K, as filed on June 19, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PARADIGM MEDICAL INDUSTRIES, INC.



August 15, 2006                   /s/ Raymond P.L. Cannefax
                                  ----------------------------------------------
                                   Raymond P.L. Cannefax
                                   President and Chief Executive Officer


August 15, 2006                   /s/ Luis A. Mostacero
                                  ----------------------------------------------
                                   Luis A. Mostacero, Vice President of Finance, Treasurer and Secretary