Form 10QSB
period 2006-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2006-11-20
CIK 916444

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

         |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2006

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value               201,956,394
                Title of Class                       -----------
                                                   Number of Shares
                                                   Outstanding as of
                                                   November 15, 2006

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006


                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.................................................. 1

         Condensed Balance Sheet (unaudited) - September 30, 2006............. 1

         Condensed Statements of Operations (unaudited) for the nine months ended September 30, 2006 and September 30, 2005.............. 2

         Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2006 and September 30, 2005 ............. 3

         Notes to Condensed Financial Statements (unaudited).................. 4

Item 2. Management's Discussion and Analysis or
          Plan of Operation ................................................. 10

Item 3. Controls and Procedures ............................................. 17

PART II - OTHER INFORMATION

Item1. Legal Proceedings .................................................... 17

Item2. Unregistered Sales of Equity Securities and Use of Proceeds .......... 20

Item3. Defaults Upon Senior Securities....................................... 22

Item4. Submission of Matters to a Vote of Security Holders................... 22

Item5. Other Information .................................................... 22

Item6. Exhibits and Reports on Form 8-K...................................... 23

Signature Page .............................................................. 26


                                       I

                        PARADIGM MEDICAL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                              September 30, 2006
================================================================================

Assets

Current Assets
  Cash                                                             $    267,000
  Receivables, net                                                      292,000
  Inventories, net                                                      873,000
  Prepaid and other assets                                               57,000
                                                                   ------------

                  Total current assets                                1,489,000

Property and equipment, net                                              24,000
Intangibles, net                                                        339,000
                                                                   ------------

                  Total assets                                        1,852,000
                                                                   ============

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                              $    336,000
     Accrued liabilities                                                793,000
     Current portion of capital lease obligations                             -
                                                                   ------------

                  Total current liabilities                           1,129,000
                                                                   ------------
Long-Term liabilities
     Convertible Notes Payable                                        2,660,000
                                                                   ------------
     Total long-term liabilities                                      2,660,000
                                                                   ------------
     Total liabilities                                                3,789,000

Commitments:

Stockholders' equity:
Preferred Stock, $.001 per value, 5,000,000
 shares authorized
     Series A: Authorized 500,000 shares; issued and
      outstanding 5,627                                                       -
     Series B: Authorized 500,000 shares; issued and
      outstanding 8,986                                                       -
     Series C: Authorized 30,000 shares; issued and
      outstanding 0                                                           -
     Series D: Authorized 1,140,000 shares; issued
      and outstanding 5,000                                                   -
     Series E: Authorized 50,000 shares; issued and
      outstanding 250                                                         -
     Series F: Authorized 50,000 shares; issued and
      outstanding: 4,598.75                                                   -
     Series G: Authorized 2,000,000 shares; issued and
      outstanding: 588,235                                                1,000
Common stock, $.001 par value, 800,000,000 shares
     authorized, 199,956,828 shares issued and outstanding              200,000

Additional paid-in-capital                                           61,881,000

Accumulated deficit                                                 (64,019,000)
                                                                   ------------

         Total stockholders' equity                                  (1,937,000)
                                                                   ------------

         Total liabilities and stockholders' equity                $  1,852,000
                                                                   ============

         The accompanying notes are an integral part to these condensed consolidated financial statements.


                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
--------------------------------------------------------------------------------------------------------------
                                                  2006             2005             2006             2005
                                             -------------    -------------    -------------    --------------
Sales                                        $     418,000    $     550,000    $   1,600,000    $   1,963,000
Cost of sales                                      203,000          242,000          841,000          935,000
                                             -------------    -------------    -------------    --------------
     Gross profit                                  215,000          308,000          759,000        1,028,000
                                             -------------    -------------    -------------    --------------

Operating expenses:
 Marketing and selling                             123,000          143,000          307,000          509,000
 General and administrative                        258,000          312,000          772,000          964,000
 Research and development                          130,000          211,000          388,000          671,000
 Gain on settlement of
  liabilities
                                             -------------    -------------    -------------    --------------
     Total operating expenses                      511,000          666,000        1,467,000        2,144,000
                                             =============    =============    =============    ==============
          Operating income (loss)                 (296,000)        (358,000)        (708,000)      (1,116,000)
                                             -------------    -------------    -------------    --------------

Other income (expense):
 Interest income                                     5,000                -            5,000                -
 Interest expense                                   (3,000)          (4,000)          (7,000)         (23,000)
 Financing Costs                                   (54,000)               -       (1,152,000)      (2,855,000)
 Gain on settlements                                33,000                -           36,000                -
 Other income                                            -                -                -           28,000
                                             -------------    -------------    -------------    --------------
     Total other income (expense)                  (19,000)          (4,000)      (1,118,000)      (2,850,000)
                                             -------------    -------------    -------------    --------------

Income (loss) before provision for
income taxes Provision for income taxes           (315,000)        (362,000)      (1,826,000)      (3,966,000)
                                             -------------    -------------    -------------    --------------
     Net income (loss)                       $    (315,000)        (362,000)      (1,826,000)   $  (3,966,000)
                                             =============    =============    =============    ==============
Earnings (loss) per common share - basic     $           -            (0.01)           (0.01)   $       (0.13)
                                             -------------    -------------    -------------    --------------
Earnings (loss) per common share - diluted   $           -            (0.01)           (0.01)   $       (0.13)
                                             =============    =============    =============    ==============
Weighted average common shares - basic         198,546,000       38,884,000      166,459,000       31,472,000
                                             -------------    -------------    -------------    --------------
Weighted average common shares - diluted       198,546,000       38,884,000      166,459,000       31,472,000
                                             =============    =============    =============    ==============


      The accompanying notes are an integral part to these condensed consolidated financial statements.


                                                      2

                        PARADIGM MEDICAL INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Nine Months Ended
                                                            September 30,
--------------------------------------------------------------------------------
                                                         2006           2005
                                                     -----------    -----------

Cash flows from operating activities:
Net income (loss)                                    $(1,826,000)   $(3,966,000)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Depreciation and amortization                           28,000         61,000
  Issuance of common stock for satisfaction of
   penalty                                                     -         51,000
  Issuance of common stock options and warrants
   for services                                                -         20,000
  Stock option valuation                                  23,000              -
  Beneficial conversion interest                         964,000      2,009,000
  Issuance of stock options and warrants for
   services                                               36,000        491,000
  Provision for losses on inventory                      (24,000)       (47,000)
  Provision for losses on receivables                     (5,000)       (81,000)
  (Increase) decrease in:                                      -              -
          Accounts Receivables                           114,000        (84,000)
          Inventories                                      4,000       (542,000)
          Property & Equipment                                 -              -
          Prepaid and other assets                       (46,000)       (19,000)
  Increase (decrease) in:
          Accounts payable                              (123,000)      (222,000)
          Accrued liabilities and deposits                89,000       (164,000)
                                                     -----------    -----------

                  Net cash used in
                  operating activities                  (766,000)    (2,493,000)
                                                     -----------    -----------

Cash flows from financing activities:
  Acquisition of property and equipment                  (19,000)             -
                                                     -----------    -----------

                  Net cash provided by
                  (used in) investing
                  activities                             (19,000)             -
                                                     -----------    -----------

Cash flows from financing activities:
  Principal payments on notes payable and
   long-term debt                                        (14,000)       (39,000)
  Proceeds from issuance of common stock                       -        150,000
  Proceeds from issuance of convertible notes          1,000,000      2,500,000
                                                     -----------    -----------

                  Net cash (used in)
                   provided by financing
                   activities                            986,000      2,611,000
                                                     -----------    -----------

  Net change in cash                                     201,000        118,000

  Cash, beginning of year                                 66,000        131,000
                                                     -----------    -----------

  Cash, end of year                                  $   267,000    $   249,000
                                                     -----------    -----------

Supplemental Disclosure of Cash Flow
 Information:
Cash Paid for Interest                               $     4,000    $     9,000
                                                     -----------    -----------

Cash Paid for Income Taxes                            $        -      $       -
                                                     -----------    -----------

         The accompanying notes are an integral part to these condensed consolidated financial statements.

                        PARADIGM MEDICAL INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS`1
                                   (UNAUDITED)

Significant Accounting Policies
-------------------------------

         The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

Net Loss Per Share
------------------

         Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 32,131,892 and 25,295,000 shares of common stock and preferred stock convertible into 869,000 and 2,047,000 shares of common stock at September 30, 2006 and 2005, respectively, have not been included in loss periods because they are anti-dilutive.

         For the nine months ended September 30, 2006, the options and warrants to purchase 32,131,892 shares of common stock were excluded because of the treasury stock method.

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and nine month periods ended September 30, 2006 and September 30, 2005:

                                 Three Months Ended          Nine Months Ended
                                    September 30,              September 30,

                                  2006         2005        2006         2005
                              --------------------------------------------------
Basic weighted average
 shares outstanding           198,546,000   38,884,000  166,459,000   31,472,000

Common stock equivalents -
 convertible preferred stock      869,000    2,047,000           --           --
                              --------------------------------------------------

Diluted weighted average
 shares outstanding           199,415,000   40,931,000  166,459,000   31,472,000
                              ==================================================

Convertible Notes
-----------------

         April 27, 2005 Sale of $2,500,000 in Convertible Notes. To obtain funding for its ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of the convertible notes and warrants occurred in three traunches and the investors provided the Company with an aggregate of $2,500,000 as follows:

    *    $850,000 was disbursed on April 27, 2005;
    * $800,000 was disbursed on June 23, 2005 after the Company filed a registration statement that registered the shares of common stock issuable upon conversion of the convertible notes and exercise of the warrants; and
    * $850,000 was disbursed on June 30, 2005, the effective date of the registration statement.

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

     The $2,500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0945, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into our common stock at the selling stockholders' option, at the lower of (i) $.09 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

     The $2,500,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.09 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

     The warrants are exercisable until five years from the date of issuance at a purchase price of $.20 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the convertible notes issued pursuant to the Securities Purchase Agreement.

     The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional convertible notes. As of September 30, 2006, a total of $848,150 in convertible notes have been converted pursuant to conversion notices from the noteholders.

     February 28, 2006 Sale of $1,500,000 in Convertible Notes. To obtain additional funding for its ongoing operations, the Company entered into a second securities purchase agreement on February 28, 2006 with the same four accredited investors for the sale of (i) $1,500,000 in convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

     *   $500,000 was disbursed on February 28, 2006;
     * $500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock underlying of the convertible notes. The registration statement was subsequently withdrawn on July 26, 2006; and
     * $500,000 will be disbursed upon the effectiveness of the registration statement to register 60,000,000 shares of common stocks issuable upon conversion of the convertible notes.

         Each closing under the securities purchase agreement is subject to the following conditions:

     * The Company delivers to the investors duly executed convertible notes and warrants;
     * No litigation, statute, regulation or order had been commenced, enacted or entered by or in any court, governmental authority or any self-regulatory organization that prohibits consummation of the transactions contemplated by the securities purchase agreement; and
     * No event occurred that could reasonably be expected to have a material adverse effect on the Company's business.

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

     The $1,500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into our common stock at the selling stockholders' option, at the lower of (i) $.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

     The $1,500,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.02 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

     The warrants are exercisable until five years from the date of issuance at a purchase price of $.10 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the convertible notes issued pursuant to the securities purchase agreement.

     The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional convertible notes.

     The Company is required to register 60,000,000 shares of its common stock issuable upon conversion of the convertible notes that were issued to the noteholders pursuant to the securities purchase agreement the Company entered into on February 28, 2006. The registration statement must be filed with the Securities and Exchange Commission within 60 days of the February 28, 2006 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at our option.

     The Company's obligation to issue shares upon conversion of the convertible notes is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,151,850 principal amount of convertible notes (consisting of $3,500,000 in convertible notes that were sold to the four noteholders pursuant to the securities purchase agreements dated April 27, 2005 and February 25, 2006, plus $500,000 in notes to be sold to the noteholders upon the effectiveness of a registration statement, less $848,150 in notes that were converted during the period from June 30, 2005 to September 30, 2006), based on market prices 25%, 50%, and 75% below the market price, as of November 15, 2006 of $.005.

    % Below     Price Per     With 40%       Number of             % of
    Market        Share       Discount     Shares Issuable     Outstanding*
    ------      ---------     --------     ---------------     -----------

      25%        $ .00375     $ .00225      1,400,822,222          693.6%
      50%        $ .0025      $ .0015       2,101,233,333        1,040.4%
      75%        $ .00125     $ .00069      4,567,898,550        2,261.8%

Based on 201,956,394 shares outstanding.

     As illustrated, the number of shares of common stock issuable upon conversion of the Company's convertible notes will increase if the market price of the Company's common stock declines, which will cause dilution to existing stockholders.

     The convertible notes are convertible into shares of the Company's common stock at a 40% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the noteholders convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The noteholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may have a depressive effect on the market price of the common stock.

     The issuance of shares upon conversion of convertible notes and exercise of warrants may result in substantial dissolution to the interests of other stockholders since the holders of the convertible notes may ultimately convert and sell the full amount issuable upon conversion. Although the noteholders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise price would cause them to own more than 4.99% of the Company's outstanding common stock, this restriction does not prevent the noteholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the noteholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of the Company's common stock.

     The Company anticipates that the full amount of convertible notes will be converted into shares of its common stock, in accordance with the terms of the convertible notes. If the Company is required to repay the convertible notes, it would be required to use its limited working capital and raise additional funds. If the Company were unable to repay the notes when required, the noteholders could commence legal action against the Company and foreclose on all of its assets to recover the amounts due. Any such action would require the Company to curtail or cease operations.

Preferred Stock Conversions
---------------------------

     Under the Company's Certificate of Incorporation, holders of the Company's Class A and Class B preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three months ended September 30, 2006, no shares of Series A preferred stock and no shares of Series B preferred stock were converted to the Company's common stock.

     Holders of Series D preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended September 30, 2006, no shares of Series D preferred stock were converted to the Company's common stock.

     Holders of Series E preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended September 30, 2006, no shares of Series E preferred stock were converted to the Company's common stock.

     Holders of Series F preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended September 30, 2006, no shares of Series F preferred stock were converted to shares of the Company's common stock.

     Holders of Series G preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended September 30, 2006, no shares of Series G preferred stock were converted to shares of the Company's common stock.

Warrants
--------

     The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes option pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date. As a result of the financing the Company completed on April 27, 2005 involving the sale of $2,500,000 in convertible notes, the Company granted warrants to the noteholders to purchase 16,534,392 shares of its common stock. The warrants have an exercise price of $.20 per share and expire from April 27, 2010 to June 30, 2010. As a result of the financing the Company completed on February 28, 2006 involving the sale of $1,000,000 in convertible notes, the Company granted warrants to the noteholders to purchase 8,000,000 shares of its common stock. The warrants have an exercise price of $.10 per share and expire from February 28, 2011 to June 23, 2005.

Share-Based Payment
-------------------

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

     During the periods presented in the accompanying financial statements, the Company has granted options under its Stock Option Plan. The Company has adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123(R). Under this transition method, compensation expense recognized during the three months ended September 30, 2005 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, compensation cost of $23,000 has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the period ended September 30, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123(R), the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

                                     Three Months Ended           Nine Months Ended
                                       September 30,                September 30,
                                     2006          2005          2006            2005
                                --------------------------    --------------------------
Net income (loss) -
 as reported                    $  (315,000)   $  (362,000)   $(1,826,000)   $(3,966,000)
Plus stock-based employee
 compensation expense
 included in reported net
 loss, net related tax
 effects
Less stock-based employee
 compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects         (78,000)      (573,000)       (78,000)      (675,000)
                                -----------    -----------    -----------    -----------
 Pro forma net loss             $  (393,000)   $  (971,000)   $(1,904,000)   $(4,641,000)
                                ===========    ===========    ===========    ===========




Basic and diluted net
 loss per common share,
 as reported                    $     (0.00)   $     (0.01)         (0.01)   $     (0.13)
Basic and diluted net
 loss per share, pro forma      $     (0.00)   $     (0.03)         (0.01)   $     (0.16)

Related Party Transactions
--------------------------

     Payments for legal services to the firm of which the Company's Chairman of the Board of Directors is President, a director and a shareholder were $30,000 and $10,000 for the three months ended September 30, 2006 and 2005, respectively. In addition, on April 7, 2005, the Company issued 250,000 registered shares of common stock to such law firm in payment for $22,500 in legal services.

Accrued Expenses
----------------

Accrued expenses consist of the following at September 30, 2006:

     Accrued consulting and litigation reserve                  $   600,000
     Accrued payroll and employee benefits                           44,000
     Sales taxes payable                                             10,000
     Customer deposits                                               22,000
     Warranty and return allowance                                  116,000
     Other accrued expenses                                           1,000
                                                                -----------
     Total                                                      $   793,000
                                                                ===========

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

     The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the three months ended
September 30, 2006, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on the entire diagnostic product group.

Results of Operations

     Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

     Net sales for the three months ended September 30, 2006 decreased by $132,000, or 24%, to $418,000 as compared to $550,000 for the same period of 2005. This reduction in sales was primarily due to reduced sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes and the P37 A/B Scan Ocular Ultrasound Diagnostics.

     For the three months ended September 30, 2006, sales from the Company's diagnostic products totaled $348,000, or 83% of total revenues, compared to $600,000 for the same period of 2005. The remaining 17% of sales, or $70,000 during the three months ended September 30, 2006 was from parts, disposables, and service revenue.

     Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes decreased to $40,000 during the three months ended September 30, 2006, or 10% of total quarterly revenues for the period, compared to $419,000, or 76% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) increased by $28,000 to $42,000, or 10% of total revenues, for the nine months ended September 30, 2006, compared to net sales of $14,000, or 3% of total revenues, during the same period in 2005. Sales from the P37 A/B Scan Ocular Ultrasound Diagnostic decreased to $20,000, or 5% of total revenues, for the three month period ended September 30, 2006, down compared to $48,000, or 9% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 autoperimeters and the CT 200 Corneal Topographer were $175,000, or 42% of the total revenues, for the three months ended September 30, 2006, compared to $119,000, or 22% of total revenues, for the same period of 2005.

     Sales have been lower during the three months ended September 30, 2006 for the Company due to a variety of reasons. Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscope decreased primarily as a result of ongoing software development and hardware configuration problems with the new P60, which received FDA 510(k) premarket approval on May 26, 2005 that allowed the device to be sold in the United States. The hardware configuration problems have since been resolved and the Company continues to work on resolving the software development problems. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 through increased clinical awareness, product development and improved marketing plans.

     Sales of surgical products are at a standstill pending FDA approval of the Photon(TM) laser system. In the three month period ended September 30, 2006,
the  Company   realized  no  sales  in  the  surgical  line  consisting  of  the
Precissionist Thirty Thousand(TM) and the Photon(TM) laser system. There were also no sales in the surgical line for the comparable period of 2005.

     For the three months ended September 30, 2006, gross profit decreased slightly by 5% to 51% of total revenues, compared to 56% of total revenues for the same period in 2005.

     Marketing and selling expenses decreased by $20,000, or 14%, to $123,000, for the three months ended September 30, 2006, from $143,000 for the comparable period in 2005. The reduction was primarily due to a reduced number of sales representatives and lower travel related and associated sales expenses.

     General and administrative expenses decreased by $54,000, or 17%, to $258,000 for the three months ended September 30, 2006, from $312,000 for the comparable period in 2005. The decrease in general and administrative expenses was primarily due to a reduction in management salaries and in the number of employees, and enhanced operating efficiencies.

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

     Research, development and service expenses decreased by $81,000, or 38%, to $130,000 for the three months ended September 30, 2006, compared to $211,000 in the same period of 2005. Most of the reduction was due to the reduced costs of product development for the three months ended September 30, 2006, as compared to the increased costs of development and compliance with regulatory requirements in releasing the new P60 UBM that were incurred during the same period in 2005.

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

     Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

     Net sales for the nine months ended September 30, 2006 decreased by $363,000, or 18%, to $1,600,000 as compared to $1,963,000 for the same period of 2005. This reduction in sales was primarily due to reduced sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes and the P37 A/B Scan Ocular Ultrasound Diagnostics.

     For the nine months ended September 30, 2006, sales from the Company's diagnostic products totaled $1,374,000, or 86% of total revenues, compared to $1,771,000, or 90% of total revenues for the same period of 2005. The remaining 14% of sales, or $226,000 during the nine months ended September 30, 2006 was from parts, disposables, and service revenue.

     Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes decreased to $293,000 during the nine months ended September 30, 2006, or 18% of total quarterly revenues for the period, compared to $1,096,000 or 56% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) increased by $52,000 to $128,000, or 8% of total revenues, for the nine months ended September 30, 2006, compared to net sales of $76,000, or 4% of total revenues, during the same period in 2005. Sales from the P37 A/B Scan Ocular Ultrasound Diagnostic increased to $140,000, or 9% of total revenues, for the nine month period ended September 30, 2006, down compared to $128,000, or 7% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 autoperimeters and the CT 200 Corneal Topographer were $715,000, or 45% of the total revenues, for the nine months ended September 30, 2006, compared to $471,000, or 24% of total revenues, for the same period of 2005.

     Sales have been lower during the nine months ended September 30, 2006 for the Company due to a variety of reasons. Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscope decreased primarily as a result of ongoing software development and hardware configuration problems with the new P60, which received FDA 510(k) premarket approval on May 26, 2005 that allowed the device to be sold in the United States. The hardware configuration problems have since been resolved and the Company continues to work on resolving the software development problems. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 through increased clinical awareness, product development and improved marketing plans.

     Sales of surgical products are at a standstill pending FDA approval of the Photon(TM) laser system. In the nine month period ended September 30, 2006,
the  Company   realized  no  sales  in  the  surgical  line  consisting  of  the
Precissionist Thirty Thousand(TM) and the Photon(TM) laser system. There were also no sales in the surgical line for the comparable period of 2005.

     For the nine months ended September 30, 2006, gross profit decreased slightly by 5% to 47% of total revenues, compared to 52% of total revenues for the same period in 2005.

     Marketing and selling expenses decreased by $202,000, or 40%, to $307,000, for the nine months ended September 30, 2006, from $509,000 for the comparable period in 2005. The reduction was due primarily to a reduced number of sales representatives and lower travel related and associated sales expenses.

     General and administrative expenses decreased by $192,000, or 20%, to $772,000 for the nine months ended September 30, 2006, from $964,000 for the comparable period in 2005. The decrease in general and administrative expenses was primarily due to a reduction in management salaries and in the number of employees, and enhanced operating efficiencies.

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

     Research, development and service expenses decreased by $81,000, or 38%, to $130,000 for the three months ended September 30, 2006, compared to $211,000 in the same period of 2005. Most of the reduction was due to the reduced costs of product development for the nine months ended September 30, 2006, as compared to the increased costs of development and compliance with regulatory requirements in releasing the new P60 UBM that were incurred during the same period in 2005.

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

Liquidity and Capital Resources

     The Company used $766,000 in cash in operating activities for the nine months ended September 30, 2006, compared to $2,493,000 for the nine months ended September 30, 2005. The decrease in cash used for operating activities for the nine months ended September 30, 2006 was primarily attributable to the Company's net loss and decreases in accounts payable and accrued liabilities and an increase in inventory, specifically for the P60 UBM. The Company used $19,000 in investing activities for the nine months ended September 30, 2006, compared to $-0- for the nine months ended September 30, 2005. Net cash received in financing activities was $986,000 for the nine months ended September 30, 2006, versus cash provided from financing activities of $2,611,000 in the same period in 2005. The Company had working capital of $360,000 as of September 30, 2006, compared to working capital of $1,221,000 as of September 30, 2005. In January 2005, the Company sold 2,000,000 shares of its common stock to an accredited investor for $150,000 in cash. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

     As of September 30, 2006, the Company had net operating loss carry-forwards
(NOLs) of approximately $53 million. These loss carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend  for twenty  years.  The  Company's  ability  to use net  operating  loss carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

     As of September 30, 2006, the Company had accounts payable of $336,000, a significant portion of which was over 90 days past due, compared to accounts payable of $530,000 as of September 30, 2005. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the

Company also has non-cancelable capital lease obligations and operating lease obligations that required the payment of approximately $194,000 in 2005, and $14,000 in 2006.

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

     The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 25% of total outstanding receivables as of September 30, 2006 and 20% as of December 31, 2005 compared to 2% of total outstanding receivables as of September 30, 2005. The allowance for doubtful accounts decreased from $100,000 at December 31, 2005 to $95,000 at September 30, 2006.

     The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the nine months ended September 30, 2006, the Company added a net of $-0- to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

     The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,333,000 at September 30, 2006 and $1,371,000 at September 30, 2005, or 60% and 51% of total inventory, respectively. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

     In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006. The Company is currently evaluating the impact of this new standard but it is not expected to have a significant effect on the consolidated financial statements for the year ended December 31, 2006.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company's consolidated financial statements.

Item 3. Controls and Procedures

     a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     b) Changes in internal controls over financial reporting.

     During the three months ended September 30, 2006, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II Other Information

Item 1. Legal Proceedings

     An action was brought against the Company in March 2000 by George Wiseman, a former employee, in the Third District Court of Salt Lake County, State of Utah. The complaint alleges that the Company owes Mr. Wiseman 6,370 shares of its common stock plus costs, attorney's fees and a wage penalty (equal to 1,960 additional shares of common stock) pursuant to Utah law. The action is based upon an extension of a written employment agreement. The Company disputes the amount allegedly owed and intends to vigorously defend against the action.

     An action was brought against the Company on September 11, 2000 by PhotoMed International, Inc. and Daniel M. Eichenbaum, M.D. in the Third District Court of Salt Lake County, State of Utah. The action involves an amount of royalties that are allegedly due and owing to PhotoMed International, Inc. and Dr. Eichenbaum under a license agreement dated July 7, 1993, with respect to the sale of certain equipment, plus costs and attorneys' fees. Certain discovery has taken place and the Company has paid royalties of $15,717, which it believes brings all payments current as of the date of last payment on January 7, 2005.

     It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. An issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one Photon(TM) laser system has been sold and no systems returned. Thus, the amount of royalties due, according to the Company's calculations, is $981. The Company made payment of this amount to Photomed and Dr. Eichenbaum on January 7, 2005 and, as a result, have sought to have the legal action dismissed by agreement.

     An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. The complaint claims that $49,626 plus interest is due for the leasing of three copy machines that were delivered to the Company's Salt Lake City facilities in 2000. The action also seeks an award of attorney's fees and costs incurred in the collection. The Company filed an answer to the complaint disputing the amounts allegedly owed due to machine problems and a claimed understanding with the vendor. The Company returned two of the machines and another machine was available for return but has not been picked up. The Company was engaged in settlement discussions with CitiCorp until counsel for CitiCorp withdrew from the case. New counsel for CitiCorp was appointed. After an initial meeting with new counsel, the Company provided initial disclosures to the new counsel and initial disclosures were thereafter provided to the Company. A case schedule was agreed upon and submitted to the court.

     On August 20, 2003, a complaint was filed against the Company by Corinne Powell, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030918364). Defendants consist of the Company and directors Randall A. Mackey, Dr. David M. Silver, Keith D. Ignotz and John Does I through V. The complaint alleges that at the time the Company laid off Ms. Powell on March 25, 2003, she was owed $2,030 for business expenses, $11,063 for accrued vacation days, and $12,818 for unpaid commissions. She also seeks damages for being allegedly prevented from exercising 50,000 stock options in early 2000 (stock ranging from a low of $7.00 per share to $13.21 per share) exercisable at $5.00 per share and attorney's fees. On March 29, 2005, the Company agreed to a settlement with Ms. Powell of her claims for unpaid business expenses, accrued vacation days, and unpaid commissions by agreeing to pay her the sum of $13,000. The Company made payment to Ms. Powell for the agreed upon settlement amount. As to the remaining claims, a trial is scheduled for March 12, 2007. After certain discovery took place, the Company filed a motion for summary judgment on August 21, 2006. If the motion is denied, the Company still believes the remaining claims are without merit and intends to vigorously defend against such claims.

     On September 10, 2003, an action was filed against the Company by Larry Hicks in the Third Judicial District Court, Salt Lake County, State of Utah, (Civil No. 030922220), for payments due under a consulting agreement with the Company. The complaint claims payment is due for a three year period of $111,000, minus $15,942 paid prior to termination of the contract, plus costs, attorney's fees. The foregoing is included as a wage claim. The Company has filed an answer denying liability to Mr. Hicks as claimed. Formal discovery in the matter has commenced. A case schedule is to be set. Settlement negotiations are in progress. Because the Company disputes the amount allegedly owned, if a settlement is not reached, the Company intends to vigorously defend against such action.

     On November  7, 2003,  a  complaint  was filed  against the Company by Todd
Smith, a former employee, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030924951 CN). Defendants consist of the
Company and Randall Mackey, a director of the Company. The first amended complaint alleges that while an employee of the Company, Mr. Smith was granted stock options to purchase 16,800 shares of common stock exercisable at $5.00 per share. Mr. Smith claims unpaid wages in the amount of the fair market value of the stock options that he claims he was prevented from exercising, which in the first amended complaint is alleged to be $86,250 plus attorney's fees. In later discovery he asserts he is entitled to an amount based on options to purchase 20,150 shares rather than options to purchase 16,800 shares. A motion for summary judgment has been filed, which is set for hearing on December 14, 2006. If the motion is not granted, a trial is scheduled for February 20, 2007. The Company denies the claims and intends to vigorously defend against the action.

     The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Convertible Notes and Warrants

     To obtain additional funding for its ongoing operations, the Company entered into a second securities purchase agreement on February 28, 2006 with the same four accredited investors for the sale of (i) $1,500,000 in convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

     *   $500,000 was disbursed on February 28, 2006;
     * $500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock underlying of the convertible notes. The registration statement was subsequently withdrawn on July 26, 2006; and
     * $500,000 will be disbursed upon the effectiveness of the registration statement to register 60,000,000 shares of common stocks issuable upon conversion of the convertible notes.

     Each closing under the securities purchase agreement is subject to the following conditions:

     * The Company delivers to the investors duly executed convertible notes and warrants;
     * No litigation, statute, regulation or order had been commenced, enacted or entered by or in any court, governmental authority or any self-regulatory organization that prohibits consummation of the transactions contemplated by the securities purchase agreement; and
     * No event occurred that could reasonably be expected to have a material adverse effect on the Company's business.

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

     The $1,500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into our common stock at the selling stockholders' option, at the lower of (i) $.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

     The $1,500,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.02 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

     The warrants are exercisable until five years from the date of issuance at a purchase price of $.10 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the convertible notes issued pursuant to the securities purchase agreement.

     The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional convertible notes.

     The Company is required to register 60,000,000 shares of its common stock issuable upon conversion of the convertible notes that were issued to the noteholders pursuant to the securities purchase agreement the Company entered into on February 28, 2006. The registration statement must be filed with the Securities and Exchange Commission within 60 days of the February 28, 2006 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at our option.

     The Company's obligation to issue shares upon conversion of the convertible notes is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,151,850 principal amount of convertible notes (consisting of $3,500,000 in convertible notes that were sold to the four noteholders pursuant to the securities purchase agreements dated April 27, 2005 and February 25, 2006, plus $500,000 in notes to be sold to the noteholders upon the effectiveness of a registration statement, less $848,150 in notes that were converted during the period from June 30, 2005 to September 30, 2006), based on market prices 25%, 50%, and 75% below the market price, as of November 15, 2006 of $.005.

   % Below     Price Per     With 40%       Number of             % of
    Market        Share       Discount     Shares Issuable     Outstanding*
    ------      ---------     --------     ---------------     -----------

      25%        $ .00375     $ .00225      1,400,822,222          693.6%
      50%        $ .0025      $ .0015       2,101,233,333        1,040.4%
      75%        $ .00125     $ .00069      4,567,898,550        2,261.8%

Based on 201,956,394 shares outstanding.

     As illustrated, the number of shares of common stock issuable upon conversion of the Company's convertible notes will increase if the market price of the Company's common stock declines, which will cause dilution to existing stockholders.

     The convertible notes are convertible into shares of the Company's common stock at a 40% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the noteholders convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The noteholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may have a depressive effect on the market price of the common stock.

     The issuance of shares upon conversion of convertible notes and exercise of warrants may result in substantial dissolution to the interests of other stockholders since the holders of the convertible notes may ultimately convert and sell the full amount issuable upon conversion. Although the noteholders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise price would cause them to own more than 4.99% of the Company's outstanding common stock, this restriction does not prevent the noteholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the noteholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of the Company's common stock.

     The Company anticipates that the full amount of convertible notes will be converted into shares of its common stock, in accordance with the terms of the convertible notes. If the Company is required to repay the convertible notes, it would be required to use its limited working capital and raise additional funds. If the Company were unable to repay the notes when required, the noteholders could commence legal action against the Company and foreclose on all of its assets to recover the amounts due. Any such action would require the Company to curtail or cease operations.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
  No.                             Document Description
-------                           --------------------
2.1      Amended   Agreement  and  Plan  of  Merger  between   Paradigm  Medical
         Industries,   Inc.,  a  California  corporation  and  Paradigm  Medical
         Industries, Inc., a Delaware corporation(1)
3.1      Certificate of Incorporation(1)
3.2      Amended Certificate of Incorporation(21)
3.3      Bylaws(1)
4.1      Specimen Common Stock Certificate (2)
4.2      Specimen Class A Warrant Certificate(2)
4.3      Form of Class A Warrant Agreement(2)
4.4      Underwriter's Warrant with Kenneth Jerome & Co., Inc.(3)
4.5      Specimen Series C Convertible Preferred Stock Certificate(4)
4.6 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(4)
4.7      Specimen Series D Convertible Preferred Stock Certificate (5)
4.8 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (6)
4.9      Warrant to Purchase Common Stock with Dr. Michael B. Limberg (6)
4.10 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (7)
10.1     Exclusive Patent License Agreement with PhotoMed(1)
10.2     Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
10.3     1995 Stock Option Plan (1)
10.4     License Agreement with Sunnybrook Health Science Center(8)

10.5     Employment Agreement with John Y. Yoon(9)
10.6     Stock Purchase and Sale Agreement with William Ungar (10)
10.7     Employment Agreement with Aziz A. Mohabbat (11)
10.8     Investment Banking Agreement with Alpha Advisory Services, Inc. (12)
10.9     Manufacturing and Distribution Agreement with E-Technologies, Inc. (12)
10.10 Settlement Agreement with Innovative Optics, Inc., Barton Dietrich Investments, L.P. and United States Fire Insurance Company (13)
10.11    Stipulation and Agreement of Settlement (14)
10.12    Supplemental Agreement (14)
10.13    Stipulation of Settlement (14)
10.14    Supplemental Agreement (14)
10.15 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLP (the "Purchasers")(15)
10.16    Form of Convertible Note with each purchaser(15)
10.17    Form of Stock Purchase Warrant with each purchaser(15)
10.18    Security Agreement with Purchasers(15)
10.19    Intellectual Property Security Agreement with Purchasers(15)
10.20    Registration Rights Agreement with Purchasers(15)
10.21    Stock Purchase Agreement with Mackey Price Thompson & Ostler(16)
10.22    Employment Agreement with Raymond P.L. Cannefax(17)
10.23 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLP(18)
10.24    Form of Convertible Note with each purchaser(18)
10.25    Form of Stock Purchase Warrant with each purchaser(18)
10.26    Security Agreement with Purchasers(18)
10.27    Intellectual Property Security Agreement with Purchasers(18)
10.28    Registration Rights Agreement with Purchasers(18)
10.29    Settlement Agreement with Dr. Joseph W. Spadafora (19)
10.30    Worldwide OEM Agreement with MEDA Co., Ltd.(20)
10.31    Amendment to the  Registration  Rights  Agreement  dated April 27, 2005
         (22)
10.32    Amendment to the Registration  Rights Agreement dated February 28, 2006
         (22)
31.1 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(14) Incorporated by reference from Current Report on Form 8-K, as filed on February 23, 2005.
(15) Incorporated by reference from Current Report on Form 8-K, as filed on May 18, 2005.
(16) Incorporated by reference from Registration Statement on Form SB-2, as filed on June 22, 2005.
(17) Incorporated by reference from Current Report on Form 8-K, as filed on January 18, 2006.
(18) Incorporated by reference from Current Report on Form 8-K, as filed on March 1, 2006.
(19) Incorporated by reference from Registration Statement on Form SB-2, as filed on June 15, 2006.
(20) Incorporated by reference from Current Report on Form 8-K, as filed on June 19, 2006.
(21) Incorporated by reference from Registration Statement on Form SB-2, as filed on September 15, 2006.
(22) Incorporated by reference from Registration Statement on Form SB-2, as filed on October 24, 2006.

    (b)  Reports on Form 8-K
         -------------------

     No reports were filed by the Company during the quarter ended September 30, 2006.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PARADIGM MEDICAL INDUSTRIES, INC.



  November 17, 2006                     /s/ Raymond P.L. Cannefax
                                        ----------------------------------------
                                        Raymond P.L. Cannefax
                                        President and Chief Executive Officer


  November 17, 2006                     /s/ Luis A. Mostacero
                                        ----------------------------------------
                                        Luis A. Mostacero, Vice President of
                                        Finance, Treasurer and Secretary

--------------------------------------------------------------------------------