Form 10KSB
period 2006-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2007-04-03
CIK 916444

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2006, or

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       Registrant's revenues for the fiscal year ended December 31, 2006 were $2,195,000.

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):Yes [ ] No [X]

       Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X]

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $1,200,000 based upon the closing sale price of such stock as reported on the OTC Bulletin Board on that date.

       As of March 31, 2007, registrant had outstanding 203,975,958 shares of common stock, 5,627 shares of Series A preferred stock, 8,986 shares of Series B preferred stock, no shares of Series C preferred stock, 5,000 shares of Series D preferred stock, 250 shares of Series E preferred stock, 4,598.75 shares of Series F preferred stock, and 588,235 shares of Series G preferred stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Additional documents set forth in Part IV hereof are incorporated by reference.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

Item 1. Description of Business

General

       The Company develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic instrumentation and related accessories, including disposable products. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company's cataract removal system, the PhotonTM laser system, is a laser cataract surgery system designed to be marketed as the next generation of cataract removal. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2005, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves. Due to the lack of FDA approval and the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the majority of the inventory associated with the Photon(TM). In addition, most inventory associated with the Precisionist Thirty Thousand(TM) has been reserved for due to the estimated lack of recoverability. The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products. The PhotonTM can be sold in markets outside of the United States. Both the PhotonTM and the Precisionist ThirtyThousand TM are manufactured as an Ocular Surgery WorkstationTM. The Company is considering marketing the PhotonTM and other lasers for use in eye care.

       The Company's diagnostic products include a pachymeter, a P55 pachymetric analyzer, a P37 Ultrasonic A/B Scan, P40, P45 and P60 UBM Ultrasound Biomicroscopes, a P37 A/B Scan, two perimeters, a corneal topographer and the Blood Flow AnalyzerTM. The diagnostic ultrasonic products including the P55 pachymetric analyzer, the P37 Ultrasonic A/B Scan and the P40 UBM Ultrasound Biomicroscope were acquired from Humphrey Systems, a division of Carl Zeiss in 1998. The Company developed and offered for sale in the fall of 2000 the P45, which combines the P37 Ultrasonic A/B Scan and the UBM biomicroscope in one machine. In addition, the Company developed and offered for sale in March 2005 the P60, which represents the fourth generation of UBM devices and has better visual clarity and image flexibility than earlier versions. The perimeter and the corneal topographer were added when the Company acquired the outstanding shares of the stock of Vismed, Inc. d/b/a/ DiconTM in June 2000. The Company purchased Ocular Blood Flow, Ltd. in June 2000 whose principal product is the Blood Flow AnalyzerTM. This product is designed for the measurement of intraocular pressure and pulsatile ocular blood flow volume for detection and monitoring of glaucoma. The Company is currently developing additional applications for all of its diagnostic products.

       In June 1997, the Company received FDA clearance to market the Blood Flow AnalyzerTM for measurement of intraocular pressure and pulsatile ocular blood flow for the detection of glaucoma and other retina related diseases. Ocular blood flow is critical, the reduction of which may cause nerve fiber bundle death through oxygen deprivation, thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow AnalyzerTM is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. In June 2000, the Company purchased Occular Blood Flow, Ltd., the manufacturer of the Blood Flow AnalyzerTM. The terms and conditions of the sale were $100,000 in cash and 100,000 shares of common stock. In April 2001, the Company received authorization to use a common procedure terminology or CPT code from the American Medical Association for procedures performed with the Blood Flow AnalyzerTM , for reimbursement purposes for doctors using the device. However, certain payers have elected not to reimburse doctors using the Blood Flow Analyzer(TM).

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

       The rights to the ophthalmic diagnostic instruments, which have been purchased from Humphrey Systems, complement both the Company's cataract surgical equipment and the Company's ocular Blood Flow AnalyzerTM. The Ultrasonic Biometer calculates the prescription for the intraocular lens to be implanted during cataract surgery. The P55 pachymetric measures corneal thickness for the new refractive surgical applications that eliminate the need for eyeglasses and for optometric applications including contact lens fitting. The P37 Ultrasonic A/B Scan combines the Ultrasonic Biometer and ultrasound imaging for advanced diagnostic testing throughout the eye and is a viable tool for retinal specialists. The P40 UBM Ultrasound Biomicroscope utilizes microscopic digital ultrasound resolution for detection of tumors and improved glaucoma management. The Company introduced the P45 in the fall of 2000, which combines the P37 Ultrasonic A/B Scan, and the Ultrasonic Biometer in one machine.

       On October 21, 1999, the Company purchased Mentor's surgical product line, consisting of the Phaco SIStemTM, the OdysseyTM and the Surg-E-TrolTM. This acquisition was an attempt to round out the Company's cataract surgery product line by adding entry-level, moderately priced cataract surgery products. The transaction was paid for with $1.5 million worth of the Company's common stock. Due to the lack of sales volume of these products, they were determined to be obsolete and a reserve was established to offset all inventory associated with these products. During the fourth quarter of 2003, the Company sold all inventory rights associated with the SIStem(TM) and Odyssey(TM) for $125,000.

       On June 5, 2000, the Company purchased Vismed Inc. d/b/a DiconTM under a pooling of interest accounting treatment. The purchase included the DiconTM perimeter product line consisting of the LD 400, the TKS 5000, the SSTTM, FieldLinkTM, FieldViewTM and Advanced FieldView and the corneal topographer product line, the CT 200TM, the CT 50 and an ongoing service and software business. Perimeters are used to determine retinal sensitivity testing the visual pathway. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Corneal topographers are used for the refractive surgical applications that eliminate the need for eyeglasses and for optometric applications including contact lens fitting.

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

       The term of the agreement was for a period of three months, which was to be automatically renewed for successive one-year terms. Following the initial three month period, either party could terminate the agreement upon 15 days written notice to the other party. In consideration for the services to be performed under the agreement, Alpha Advisory Services was to receive a fee of $3,000 per month, plus reasonable travel and other expenses, and warrants to purchase 25,000 shares of the Company's common stock at $.15 per share. The warrants are exerciseable, on a cashless basis, over a two year period from the date of issuance. The Company provided notice to Alpha Advisory Services to terminate the agreement, effective January 28, 2006. During the four month period the agreement was in effect, the Company paid Alpha Advisory Services a total of $12,000 pursuant to the terms of the agreement.

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

       On June 12, 2006, the Company entered into a Worldwide OEM Agreement with MEDA Co., Ltd., one of China's leading developers and producers of ultrasound devices. Under the terms of the agreement, MEDA agrees to jointly engineer, develop and manufacture the Company's next generation of the Ultrasound BioMicroscope, as well as other proprietary new products and enhancement of the Company's current products. The products to be manufactured by MEDA, at agreed upon costs, and supplied to the Company for resale include the following new products: an ultrasound biomicroscope, two ultrasound A/B Scans, a biometric A-Scan and a pachymeter.

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

       The software and hardware modifications designed jointly by the Company and MEDA will be considered the joint intellectual property of the Company and MEDA and may be used, without restriction, unless otherwise previously agreed to, by either party. MEDA also agrees to provide a 12 month warranty on all products that it manufactures for the Company. If defects cannot be corrected at our facilities, the products may be returned to MEDA for the purposes of carrying out such repairs as required, and MEDA agrees to return the repaired products to the Company or its designated agent or distributor within ten working days from the date of receiving such products, at no cost to the Company, and MEDA will pay return freight costs.

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

       MEDA provides the Company with several ultrasound devices. These devices include the P37-II A/B Scan, the P2000 A-Scan Biometric Analyzer, P2200 Pachymeter and the P2500, which is a combined A-Scan and pachymeter. MEDA also manufactures the P2700 and P37-II A/B Scans and the P50 Ultrasound Biomicroscope. The agreement provides exclusive distribution rights to the Company throughout most of the world, including the United States and Canada, once FDA approval is received on these devices.

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

       On January 31 and February 1, 2007, the Company received FDA 510(k) pre-market approval for a new generation of ultrasound devices. This approval allows the new devices to be sold in the United States. The new ultrasound devices, which are to be manufactured by MEDA and sold by the Company in the United States, include the P2000 A-Scan (used to measure axial length of the eye), the P2200 Pachymeter (used for measuring corneal thickness), the P2500 A-Scan/Pachymeter (a combination of the two stand alone devices), the P2700 AB/Scan (an ultrasound imaging device for detecting abnormalities within the eye) and the P37-II (a more advanced AB/Scan used to provide portability for ophthalmology veterinary applications) and the P50 Ultrasound Biomicroscope for high frequency imaging of the anterior chamber of the eye.

       On September 25, 2006, the Company entered into a Worldwide OEM Agreement with Tinsley, a division of Hartest Precision Instruments Limited, and one of Europe's leading developers and producers of visual fields analysis devices also referred to as perimeters. Under the terms of the agreement, Tinsley agrees to engineer, develop and manufacture the Company's newest perimeter, the LD700 Visual Fields Analyzer. The product is to be manufactured by Tinsley at agreed upon costs and supplied to the Company for resale.

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

       Lasers are widely accepted in the ophthalmic community for treatment of certain eye disorders and are popular for surgical applications because of their relatively noninvasive nature. In general, ophthalmic lasers, such as argon, Nd:YAG and excimer (argon-fluoride) are used to coagulate, cut or ablate targeted tissue. The argon laser is used to treat leaking blood vessels on the retina (retinopathy) and retinal detachment. The excimer laser is used in corneal refractive surgery. The Nd:YAG pulsed laser is used to perforate clouded posterior capsules (posterior capsulotomy) and to relieve glaucoma-induced elevated pressure in the eye (iridotomy, trabeulorplasty, transcleral cyclophotocoagulation). Argon, Nd:YAG and excimer lasers are primarily used for one or two clinical applications each. In contrast to these conventional laser systems, the Company's PhotonTM laser cataract system is designed to be used for multiple ophthalmic applications, including certain new applications that may be made possible with its proprietary technology. Such new applications, however, must be tested in clinical trials and be approved by the FDA.


Products

       The Company's principal proprietary surgical products are systems for use by ophthalmologists to perform surgical treatment procedures to remove cataracts. The Company has complete ownership of each product with no technological licensing limitations.

       Precisionist ThirtyThousandTM: The Precisionist ThirtyThousandTM is the Company's core phaco surgical technology. The PrecisionistTM was placed into production and offered for sale in 1997. As a phaco cataract surgery system, the Company believes the PrecisionistTM with its new fluidics panel is equal or superior to the present competitive systems in the United States. However, due to the lack of recent sales, the majority of the Company's inventory associated with the Precisionist Thirty Thousand(TM) has been estimated to be obsolete and therefore a reserve for such inventory has been recorded. The system features a graphic color display and unique proprietary on board computer and graphic user interface linked to a soft key membrane panel for flexible programmable operation. The system provides real-time "on-the-fly" adjustment capabilities for each surgical parameter during the surgical procedure for high volume applications. In addition, the PrecisionistTM provides one hundred pre-programmable surgery setups, with a second level of subprogrammed custom modes within each major surgical screen (i.e., ultrasound phaco and irrigation/aspiration modes).

       The   PrecisionistTM   also  features  the  Company's   newly   developed
proprietary  fluidics  panel  which  is  completely   noninvasive  for  improved
sterility and to provide a surgical environment in the eye that virtually eliminates fluidic surge and solves chamber maintenance problems normally associated with phaco cataract surgery. This new fluidics system provides greater control for the surgeon and allows the safe operation at much higher vacuum settings by sampling changes in aspiration 100 times per second. Greater vacuum in phaco surgery means less use of ultrasound or laser energy to fragment the cataract and less chance for surrounding tissue damage. In addition to the full complement of surgical modalities (e.g., irrigation, aspiration, bipolar coagulation and anterior vitrectomy), system automation includes "dimensional" audio feedback of vacuum levels and voice confirmation for major system functions, providing an intuitive environment in which the advanced phaco surgeon can concentrate on the surgical technique rather than the equipment. Sales of the PrecisionistTM and related accessories were 0% of total revenues in both the fiscal years 2006 and 2005, respectively.

       Ocular Surgery WorkstationTM: The Ocular Surgery WorkstationTM comprises the base system of the Precisionist ThirtyThousandTM and is the first system, to the Company's knowledge, which uses the expansive capabilities of today's advanced computer technology to offer seamless open architecture expandability of the system hardware and software modules. The WorkstationTM utilizes an embedded open architecture computer developed for the Company and controlled by a proprietary software system developed by the Company that interfaces with all components of the system. Ultrasound, fluidics (irrigation), aspiration, venting, coagulation and anterior vitrectomy (pneumatic) are all included in the base model. Each component is controlled as a peripheral module within this fully integrated system. This approach allows for seamless expansion and refinement of the WorkstationTM with the ability to add other hardware and software features. Expansion such as the Company's PhotonTM laser system and hardware for additional surgical applications are easily implemented by means of a preexisting expansion rack, which resides in the base of the WorkstationTM. These expanded capabilities could include, but would not be limited to laser systems, video surgical fiber optic imaging, cutting and electrosurgery equipment. However, there is no guarantee that the WorkstationTM will be accepted in the marketplace. If the FDA approves the PhotonTM, the Company will refer to the WorkstationTM as the PhotonTM Ocular Surgery WorkstationTM. To date, the Company has not commercially developed or offered for sale any other added hardware or software features to its Workstation TM.

       PhotonTM Laser System: The PhotonTM laser cataract system, which is still subject to FDA approval, is designed to be installed as a seamless plug-in upgrade or add-on to the Company's PrecisionistTM Ocular Surgery WorkstationTM. The plug-in platform concept is unique in the ophthalmic surgical market for systems of this magnitude and presents a unique market opportunity for the Company. The main elements of the laser system are the Nd:YAG laser module, PhotonTM laser software package and interchangeable disposable hand held fiber optic laser cataract probe. The PhotonTM laser utilizes the on board microprocessor computer of the WorkstationTM to generate short pulse laser energy developed through the patented LCPTM to targeted cataract tissue inside the eye, while simultaneously irrigating the eye and aspirating the diseased cataract tissue from the eye. The probe is smaller in diameter than conventional ultrasound phaco needles and presents no damaging vibration or heat build up in the eye. The Company's Phase I clinical trials demonstrated that this probe could easily reduce the size of the cataract incision from 3.0 mm to under 2.0 mm thereby reducing surgical trauma and complementing current foldable intraocular implant technology.

       The laser probe may also eliminate any possibility for burns around the incision or at the cornea and may therefore be used with cataract surgery techniques that utilize a more delicate clear cornea incision which can eliminate sutures and be conducted with topical anesthesia. However, this system may not effectively remove harder grade cataracts. Harder grade cataracts can be removed using the already existing ultrasound capability of the PrecisionistTM. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2005, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. Due to the uncertainty surrounding the timetable for obtaining FDA approval and the lack of significant revenue from the other surgical products, the Company has recorded an inventory reserve against the majority of the inventory associated with the Photon(TM) and Precisionist Thirty Thousand (TM). The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products.

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

       The Company's laser system is based upon the concept that pulsed laser energy produced with the microprocessor controlled Nd:YAG laser system provides ophthalmic surgeons with a more precise and less traumatic alternative in cataract surgery. Although conventional ultrasonic surgical systems have proven effective and reliable in clinical use for many years, their use of high frequency shock waves and vibration to fragment the cataract can make the procedure difficult and can present risk of complication both during and after surgery. In contrast, the Company's laser system, which utilizes short centralized energy bursts, should permit the delivery of the laser beam with less trauma to adjacent tissue. Therefore, unlike ultrasonic systems, whose vibrations and shock waves affect (and can damage) non-cataracts tissues within the eye, the Company's PhotonTM laser cataract system should only affect tissues with which it comes into direct contact.

       In October of 2000, the Company received FDA approval for the PhotonTM WorkstationTM to be used with a 532mm green laser which is effective for medical procedures other than cataract removal, such as photocoagulation of retinal and venous anomalies within or outside the eye, pigmented lesions around the orbital socket, posterior or anterior procedures associated with glaucoma or diabetes and general photocoagulation for various dermatological venous anomalies including telangiectasia (surface veins), or commonly referred to as "spider veins". The goal is to be able to integrate multiple laser wavelengths into one system or workstation that can be used for multiple medical specialties. This approval represents only one of the potential applications that could represent substantial growth opportunities including additional sales of equipment, instruments, accessories and disposables.

       The PhotonTM Ocular Surgery WorkstationTM has not been commercially developed with any other added hardware or software features. There is no guarantee that the ophthalmic surgery market will accept the laser in this capacity or that the FDA will grant approval. Regulatory approval would require completion of pending Photon(TM) clinical trials and resubmission of a 510(k) predicate device application to the FDA. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2005, diagnostic products consisting mainly of the P40, P45 and P60 UBM Ultrasound Biomicroscopes, P37 A/B Scan, perimeters, CT 50 Corneal Topographer, and Blood Flow Analyzer(TM) are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the company improves. The Company's focus is not on any specific diagnostic product or products, but rather on the entire group of diagnostic products.

       On March 31, 2005, Joseph W. Spadafora filed a complaint against us the Company the United States District Court, District of Utah, in which he alleges that he was a clinical investigator in the study for the FDA involving the Company's Photon(TM) laser system where he performed numerous surgeries using the Photon(TM). Dr. Spadafora contends that in meetings with the Company's personnel he suggested ways in which the handpiece on the Photon(TM) could be improved. Dr. Spadafora further contends that on August 5, 1999, when the Company filed a patent application for an improved handpiece with the United States Patent and Trademark Office, he was not named as one of the inventors or a co-inventor on the patent application. On September 24, 2004, the Company was issued a patent entitled, "Laser Surgical Handpiece with Photon Trap." Because the Company did not list Dr. Spadafora as one of the inventors or a co-inventor on the patent, Dr. Spadafora requests in his complaint that a court order be entered declaring that he is the inventor or co-inventor of the patent and, as a result, is entitled to all or part of the royalties and profits that the Company earned or will earn from the sale of any product incorporating or using the improved handpiece.

       On June 2, 2006, the Company entered into a settlement agreement with Dr. Spadafora for the dismissal of the lawsuit. Under the terms of the settlement agreement, the Company agrees to provide Dr. Spadafora with the exclusive right over a three-year period to market and sell the Photon(TM) laser system and its components, including the inventory and intellectual property rights. If Dr. Spadafora is successful in finding a prospective purchaser to acquire the Photon(TM) laser system upon terms acceptable to the Company, it agrees to pay him a commission equal to 10% of the total purchase price. If the purchase price for the Photon(TM) laser system includes a royalty or other payments payable to the Company on later sales of the Photon(TM) laser system other than its handpiece component, the Company agrees to pay Dr. Spadafora 8% of such royalties or other payments on such later sales through the full term of the purchase agreement. the Company further agrees that if a purchase price includes a royalty or other payments payable to the Company on later sales of the handpiece component of the Photon(TM) laser system, the Company agrees to pay Dr. Spadafora 15% of such royalties or other payments through the full term of the purchase agreement.

       Additionally, the settlement agreement provides that if the Company is successful through its sole efforts, without any assistance from Dr. Spadafora, in finding a purchaser to acquire the Photon(TM) laser system or its components during the second or third year of Dr. Spadafora's exclusive rights, the Company agrees to pay Dr. Spadafora a commission equal to 1.7% of the total purchase price and of the Company's royalties or other payments on subsequent sales of the Photon(TM) laser system or its components through the full term of the purchase agreement. Finally, the settlement agreement provides for mutual releases by Dr. Spadafora and the Company for the benefit of each other, and that the Company and Dr. Spadafora each agree to pay their own costs, expenses and attorney's fees incurred in connection with the lawsuit and the preparation of the settlement agreement.

       Surgical Instruments and Disposables: In addition to the cataract surgery equipment, the Company's surgical systems utilize or will utilize accessory instruments and disposables, some of which are proprietary to us. These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, instrument drapes and laser cataract probes. The Company intends to expand its disposable accessories as it penetrates the cataract surgery market and expands the treatment applications for its WorkstationTM. These products contributed 0% of total revenues for both 2005 and 2004.

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

       Blood Flow AnalyzerTM: In June 1997, the Company received FDA clearance to market the Blood Flow AnalyzerTM for early detection and treatment management of glaucoma and other retina related diseases. The device measures not only intraocular pressure but also pulsatile ocular blood flow, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow AnalyzerTM is a portable automated in office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. This was its first diagnostic eye care device. The device is a portable desktop system that utilizes a proprietary and patented pneumatic Air Membrane Applanation ProbeTM or AMAP(TM), which can be attached to any model of standard examination slit lamp, which is then placed on the cornea of the patient's eye to measure the intraocular pressure within the eye. The device is unique in that it reads a series of intraocular pressure pulses over a short period of time (approximately five to ten seconds) and generates a waveform profile, which can be correlated to blood flow volume within the eye. A proprietary software algorithm developed by David M. Silver, Ph.D., at Johns Hopkins University, calculates the blood flow volume. The device presents a numerical intraocular pressure reading and blood flow analysis rating in a concise printout, which is affixed to the patient history file. In addition, the data generated by the device can be downloaded to a personal computer system for advanced database development and management.

       The Company markets the Blood Flow AnalyzerTM as a stand-alone model packaged with a custom built computer system. The Blood Flow AnalyzerTM utilizes a single use disposable cover for the Air Membrane Applanation ProbeTM, a corneal probe which is shipped in sterile packages. The probe tip cover provides accurate readings and acts as a prophylactic barrier for the patient. The device has been issued a patent in the European Economic Community and the United States and has a patent pending in Japan. The FDA cleared the Blood Flow AnalyzerTM for marketing in June 1997 and the Company commenced selling the system in September 1997. In addition to the Humphrey products, this diagnostic product allowed the Company to expand its market to approximately 35,000 optometry practitioners in the United States in addition to the approximately 18,000 ophthalmic practitioners who currently perform eye surgeries and are candidates for the Company's surgical systems.

       In April 2001, the Company received written authorization from the CPT Editorial Research and Development Department of the American Medical Association to use common procedure terminology or CPT code number 92120 for its Blood Flow AnalyzerTM, for reimbursement purposes for doctors using the device. However, certain payers have elected not to reimburse doctors using the Blood Flow Analyzer(TM). The Company is continuing its aggressive campaign to educate the payers about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the doctors. Currently, there is reimbursement by insurance payors to doctors using the Blood Flow Analyzer(TM) in 22 states and partial reimbursement in four other states. The amount of reimbursement to doctors using the Blood Flow Analyzer(TM) generally ranges from $56.00 to $76.00 per patient, depending upon the insurance payor. Insurance payors providing reimbursement for the Blood Flow Analyzer(TM) have the discretion to increase or reduce the amount of reimbursement. The Company is endeavoring to obtain reimbursement by insurance payors in other states where there is currently no reimbursement being made.

       The manufacturing activities for the Blood Flow AnalyzerTM have been moved to the Salt Lake City facility from the outsourced plant located in England. On October 21, 2002, the Company received FDA approval on its 510(k) application for additional indications of use for the Blood Flow Analyzer(TM). The additional indications include pulsatile ocular blood flow and pulsatile ocular blood volume. These are diagnostic measurements that assess the hemodynamic and vascular health of the eye. Also, the Company is continuing its aggressive campaign to educate the insurance payers about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the doctors using its Blood Flow Analyzer(TM). Sales of the Blood Flow Analyzer(TM) and related accessories accounted for 10% and 4% of total sales for the fiscal years ended December 31, 2006 and 2005, respectively.

       Dicon(TM) Perimeters: DiconTM perimeters consist of the LD 400, the TKS 5000, and software consisting of FieldLinkTM, FieldViewTM and Advanced FieldView. Perimeters are used to determine retinal sensitivity testing the visual pathway. Perimeters have become a standard of care in the detection and monitoring of glaucoma worldwide. Perimetry is reimbursable worldwide. The DiconTM perimeters feature patented kinetic fixation and voice synthesis now in 27 different languages. Software programs are sold to assist in the analysis of the test results. Sales of the perimeters and related accessories generated 35% and 28% of the total revenues for 2006 and 2005, respectively.

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

       The LD700 Perimeter is the next generation of perimeters, providing a small footprint and compact design. The test given with the LD700 test for visual field loss that is often an indicator of the presence of glaucoma. The LD700 is designed to identify glaucoma suspects and also monitor the onset of glaucoma in patients afflicted with this eye disease. It is also used in the management of medication used to treat glaucoma to assure the prescribed medication is effective in slowing the progression of glaucoma and other ailments that result in visual field loss.

       Dicon(TM) Corneal Topographers: DiconTM corneal topographers include the CT 200TM and the CT 50. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Clinical applications for corneal topographers include refractive surgery that eliminates the need for eyeglasses and optometric applications including contact lens fitting. Revenues from the topographer and related accessories were 3% of the total revenues for both 2006 and 2005. An enhanced version of the CT 200(TM) was introduced during the fourth quarter of 2003. The Company has completed the upgrades to the CT 200(TM) and the CT 50 Corneal Topographers, which are now operating with Windows XP software rather than the former Windows 95 operating systems.

       P55  Pachymetric   Analyzer:   The  ultrasonic  pachymeter  is  used  for
measurement of corneal thickness. The Model P55 is positioned as a standard office pachymeter. This device is targeted to the refractive surgery market and contributed 1% and 2% of the total revenues for 2006 and 2005, respectively.

       P20 A-Scan Biometric Ultrasound Analyzer: The A-Scan was removed from the Company's line of diagnostic products in 2002 but added back as a result of its Worldwide OEM Agreement with MEDA Co., Ltd. in which MEDA has agreed to jointly develop and collaborate in the improvement and enhancement of the Company's products. The A-Scan is a prerequisite procedure reimbursed by Medicare and is performed before every cataract surgery. Over 5,000 A-Scan systems have been installed in the worldwide market, representing a substantial market opportunity for software upgrades and extended warranty contract sales. A-Scan sales were 0% and 1%of the total revenues for 2006 and 2005, respectively.

       P37 A/B Scan Ocular Ultrasound Diagnostic: The A/B Scan is used by retinal subspecialists to identify foreign bodies in the posterior chamber of the eye and to evaluate the structural integrity of the retina. The A/B Scan is attractive to the general ophthalmic community at large because of its lower price point and its image resolution qualities. Sales from this product were 8% of the total revenues for both 2006 and 2005.

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

       The P40 biomicroscope related surgical filtering procedures are fully reimbursable by Medicare and insurance providers. This untapped new market positions the Company with its proprietary P40 biomicroscope and, to its knowledge, the only commercially viable product of this type on the market, as a leader in the rapidly expanding glaucoma imaging and treatment segment. In the fall of 2000, the Company introduced the P45 UBM Ultrasonic Biomicroscope, which combines the P40 biomicroscope and the P37 A/B Scan Ocular Ultrasound Diagnostic into one instrument. The Company believes that by combining functions, the P45 will appeal to a broader market. The P40 biomicroscope and related accessories sales were 4% and 9% of the total revenues for 2006 and 2005, respectively. The P45 biomicroscope and related accessories sales contributed 6% and 13% of the total revenues for 2006 and 2005, respectively.

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

       In March 2005, the Company introduced the P60 UBM Ultrasound Biomicroscope. The P60 biomicroscope represents the fourth generation of UBM devices and has better visual clarity and image flexibility than earlier versions. On March 1, 2005, the Company was awarded the CE Mark for the P60, which enables it to market the device in 19 Western European countries, the Middle East and India, and some parts of Asia and the Pacific Rim. On May 26, 2005, the Company received FDA 510(k) premarket approval for the P60, which allows it to be sold in the United States. On February 9, 2006, the Company received a Canadian device license for the P60, which allows it to be sold in Canada. The P60 biomicroscope and related accessories sales were 16% and 21% of total revenues for 2006 and 2005, respectively.

       In July of 2000, the Company received ISO 9001 and EN 46001 certification using TUV Essen as the notified body. Under ISO 9001certification, its products are now CE marked. The CE mark allows the Company to ship product for revenue into the European Community. The Company successfully retained its certification in 2005 and retained ISO 13485 in December 2005 from TUV Essen.

       On June 12, 2006, the Company entered into a Worldwide OEM Agreement with MEDA Co., Ltd., one of China's leading developers and producers of ultrasound devices. Under the terms of the agreement, MEDA agrees to jointly engineer, develop and manufacture the Company's next generation of the Ultrasound BioMicroscope, as well as other proprietary new products and enhancement of the Company's current products. The products to be manufactured by MEDA, at agreed upon costs, and supplied to the Company for resale include the following new products: an ultrasound biomicroscope, two ultrasound A/B Scans, a biometric A-Scan and a pachymeter.

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

       On January 31 and February 1, 2007, the Company received FDA 510(k) pre-market approval for a new generation of ultrasound devices. This approval allows the new devices to be sold in the United States. The new ultrasound devices, which are to be manufactured by MEDA and sold by the Company in the United States, include the P2000 A-Scan (used to measure axial length of the eye), the P2200 Pachymeter (used for measuring corneal thickness), the P2500 A-Scan/Pachymeter (a combination of the two stand alone devices), the P2700 AB/Scan (an ultrasound imaging device for detecting abnormalities within the eye) and the P37-II (a more advanced AB/Scan used to provide portability for ophthalmology veterinary applications) and the P50 Ultrasound Biomicroscope for high frequency imaging of the anterior chamber of the eye.

       Parts and Services: The parts and service revenue from the repair and service of equipment sold accounted for 12% of total revenues in both 2006 and 2005.

       The following table identifies each product class, status of commercial development, the percentage of sales contributed by that class, reimbursement status, and status of applicable United States and foreign regulatory approvals:


                                                    Commercial      Reimbursement    % 2005        %2006         Regulatory
  Product (1)                Product Class          Development         Status        Sales        Sales          Approvals
-----------------------------------------------------------------------------------------------------------------------------------
P55, P2200 and          System, Imaging, Pulsed       Complete            Yes           2%           3%      FDA 510(K) K844299*
P2500 Pachymetric           Echo Diagnostic                                                                  ISO 9001: 1994, EN ISO
Analyzer                                                                                                     9001**

P20 and P2000           System Imaging, Pulsed        Complete            Yes           0%           1%      FDA 510(K) I844299*
A-Scan Biometric            Echo Diagnostic                                                                  ISO 9001: 1994,
Ultrasound Analyzer                                                                                          EN ISO 9001**

P37, P37-II and         Transducer, Ultrasound        Complete            Yes           8%           10%     FDA 510(K) K844299*
P2700 A/B Scan                Diagnostic                                                                     ISO 9001: 1994,
Ocular Ultrasound                                                                                            EN ISO 9001**
Diagnostic
P40 UBM Ultrasound      System, Imaging, Pulsed       Complete            Yes           9%           5%      FDA 510(K) K844299*
BioMicroscope               Echo Ultrasound                                                                  ISO 9001: 1994,
                              Diagnostic                                                                     EN ISO 9001**

P45 UBM Ultrasound      System, Imaging, Pulsed       Complete            Yes           13%          6%      FDA 510(K) K844299*
Biomicroscope,              Echo Ultrasound                                                                  ISO 9001: 1994,
Workstation Plus              Diagnostic                                                                     EN ISO 9001**

P60 UBM Ultrasound      System, Imaging, Pulsed       Complete            Yes           21%          14%     FDA 510(K) K844299*
Biomicroscope,              Echo Ultrasound                                                                  ISO 9001: 1994,
Workstation Plus              Diagnostic                                                                     EN ISO 9001**

BFA Ocular Blood           Tonometer, Manual          Complete            Yes****       4%           10%     FDA 510(K) K844299*
Flow Analyzer(TM) and         Diagnostic                                                                     ISO 9001: 1994,
Disposables                                                                                                  EN ISO 9001**

CT 200 Corneal            Topographer Corneal         Complete            Yes           3%           3%      FDA 510(K) K844299*
Topography System             AC-Powered                                                                     ISO 9001: 1994,
                              Diagnostic                                                                     EN ISO 9001**

LD 400                   Perimeter, Automatic         Complete            Yes           23%          25%     FDA 510(K) K844299*
Autoperimetry                 AC-Powered                                                                     ISO 9001: 1994,
System                        Diagnostic                                                                     EN ISO 9001**

TKS 5000                 Perimeter, Automatic         Complete            Yes           5%           11%     FDA 510(K) K844299*
Autoperimetry           AC-Powered, Diagnostic                                                               ISO 9001: 1994,
System                                                                                                       EN ISO 9001**

Precisionist Thirty       Phacofragmentation          Complete            Yes           0%           0%      FDA 510(K) K844299*
Thousand(TM), Ocular                                                                                         ISO 9001: 1994,
Surgery Workstation                                                                                          EN ISO 9001**
with Surgical
Equipment and
Disposables(2)

Photon(TM) Laser,         Phacoemulsification       In-Process (4)         No           0%           0%      IDE G940151
Ocular Surgery                                                                                               ISO 9001: 1994,
Workstation with                                                                                             EN ISO 9001**
Surgical Equipment
and Disposables(3)

Parts and Services          Perimeter, BFA,           Complete            Yes           12%          12%     FDA 510(K) K844299*
                              Tonometer,                                                                     ISO 9001: 1994,
                        Topographer, Ultrasound                                                              EN ISO 9001**
                        Workstations, Systems,
                                Imaging

-----------------------------
(1) Except for the Photon(TM) Ocular Surgery Workstation, which can only be sold in countries outside the United States, these products can be sold in the United States and in foreign countries including but not limited to Argentina, Australia, Bangladesh, Borneo, Brazil, Canada, China, Czechoslovakia, Egypt, France, Germany, Greece, Hong Kong, India, Israel, Italy, Japan, Jordan, Korea, Malaysia, Mexico, New Zealand, Pakistan, Peru, Poland, Puerto Rico, Russia, Saudi Arabia, Spain, Sri Lanka, Taiwan, Thailand, Turkey, United Kingdom, and United Arab Emirates.
(2) Due to the lack of recent sales volume, the inventory associated with the Precisionist Thirty Thousand (TM), the SIStem(TM) and the Odyssey(TM) has been deemed obsolete and a reserve has been recorded to offset such inventory.
(3) Due to the lack of recent evidence to support the recoverability of inventory associated with the Photon(TM), the Company has recorded a reserve to offset the majority of such inventory on hand.
(4) The Photon(TM) is in-process and not complete because the Company has not completed the clinical trials in order to obtain FDA regulatory approval.
* FDA 510(K) K844299 represents domestic approval by U.S. Food and Drug Administration
**     ISO 9001: 1994, EN ISO 9001 represents international approval
***    IDE G940151 represents approval for international distribution only
**** Represents full reimbursement in 22 states and partial reimbursement in four other states.

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

       The Company currently purchases components and parts used in its products from a limited number of key suppliers. The Company's reliance on its principal suppliers could result in delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and parts, and reduced control over pricing, quality and timely delivery. The loss of any of these principal suppliers or the inability of a supplier to meet performance and quality specifications, requested quantities or delivery schedules could cause the Company's revenues to decline. In addition, any interruption or discontinuance in the supply of components or parts could have an adverse effect on the Company's business, results of operation and financial condition. The Company's principal suppliers include Capistrano Labs, US Ultrasound and Anthro.

Marketing and Sales

       Ophthalmologists are mainly office based and perform their surgeries in local hospitals or surgical centers that provide the necessary surgical equipment and supplies. Ophthalmologists are generally involved in decisions relating to the purchase of equipment and accessories for their independent ambulatory surgical centers and for the hospitals with which they are affiliated. This provides the opportunity for direct, targeted, personal selling, responsive high quality customer service and short buying cycles to achieve a product sale in the office or hospital. Hospitals also comprise a significant market, as recent demand for ultrasonic surgery technology has put pressure on the ophthalmologist, who in turn persuades the hospital to install the latest technology system so that he can offer this procedure to his patients and the community. Ophthalmologist and hospital administrators are understanding the necessity of Ultrasound diagnostic equipment such as the UBM and providing the opportunity for increased product demonstrations. The capability to detect and manage glaucoma is greatly enhanced with the UBM.

       Industry analysts report that the United States ophthalmic surgical device market has been characterized by slower growth in recent years. This has apparently been caused by the potential reforms associated with the health care industry. Further, hospitals have been inclined to keep their older phaco machines longer than expected as they have been forced to mind budgets more carefully and have become less willing to invest in capital equipment until more information on health care reform becomes available. However, analysts predict that the ophthalmic surgical device market will see renewed growth in the coming years as the health care environment stabilizes and as the growing elderly population produces an increased number of cataract surgeries. As a consequence of these factors, the market should see a greater rate of replacement of older machines that hospitals and surgeons have been postponing for longer than usual. The acceptance of the UBM as a necessary diagnostic and disease management tool is enhancing the opportunities for increased sales of these to hospitals as well as larger private clinics.

       Current Market Acceptance and Potential: The principal purchasers of the Company's products have been ophthalmologists, optometrists, universities and clinics in many countries throughout the world. The Company believes that the market for its products is being driven by: (i) the aging of the population, which is evidenced by the domestic and international cataract surgery volume growth trend over the past ten years, (The National Eye Institute reported in March 2002 that the number of blind or visually impaired Americans is likely to double over the next 30 years.) (ii) the entry by emerging countries (including China, Russia, and other countries in Asia, Eastern Europe and Africa) into advanced technology medical care for their populations, (iii) increased awareness worldwide of the benefits of the minimally invasive phaco cataract procedure, (iv) the introduction of technology improvements such as the Company's laser system, and (v) the growing awareness of the need for early detection and treatment of glaucoma.

       Marketing Organization: The Company markets its products internationally through a network of dealers and domestically through direct sales representatives, independent sales representatives, and ophthalmic product distributors. As of December 31, 2006, the Company had four direct domestic sales representatives in the United States and 54 foreign dealers. These sales representatives are assigned exclusive territories and have entered into contracts with the Company that contain performance quotas. Domestic sales channels have been expanded to include independent sales representatives and distributors who began training with its products in August 2003. The Company also plans to continue to market its products by identifying customers through internal market research, trade shows and direct marketing programs. The Company also utilized a Clinical Advisory Board comprised of leading ophthalmic surgeons in the United States and Europe who spoke at conventions, train ophthalmologists and visit foreign doctors and dealers to promote its products.

       Product advertising is intended to be focused in the major industry trade journals. Most of the ophthalmologists or optometrists in the United States receive one or more of these magazines through professional subscription programs. The media has shown strong interest in the Company's technology and products, as evidenced by several recent front-page articles in these publications.

       Manufacturing and Raw Materials: Currently, the Company maintains a 16,926 square foot facility in Salt Lake City. The Company transferred the manufacturing activities for the Blood Flow AnalyzerTM to San Diego from Ocular Blood Flow, Ltd. in England during 2001. During the second quarter of 2002, the Company consolidated and closed the San Diego operations into the Salt Lake City facility. The facility accommodates its manufacturing, marketing and engineering capabilities. The Company manufactures under systems of quality control and testing, which complies with the Quality System Requirements established by the FDA, as well as similar guidelines established by foreign governments, including the CE Mark and IS0-9001.

       The Company subcontracts the manufacturing of some of its ancillary instruments, accessories and disposables through specified vendors in the United States. These products are contracted in quantities and at costs consistent with its financial purchasing capabilities and pricing needs. The Company manufactures certain accessories at its facility in Salt Lake City.

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

       Research, development and service expenses (which includes production and manufacturing support and the service department expenses) decreased by $605,000, or 71%, to $250,000 for the twelve months ended December 31, 2006, from $855,000 for the same period in 2005. None of the costs of research and development activities during 2006 and 2005 was borne directly by customers.

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

       The Cataract Surgical System Industry. The major manufacturers utilizing ultrasonic technology offer products currently in use. Those systems rely on accessories including single use cassette packs and other ancillary surgical disposables such as saline solution, sutures and intraocular lenses for their profits. The cassette packs are required for fluid and tissue collection during the surgical procedure. The cassette packs are generally unique and proprietary to their respective systems and represent a barrier to entry for third party, lower cost aftermarket suppliers. While there is growing market resistance in the United States and internationally to single use cassettes, it is anticipated that manufacturers of ultrasound equipment will continue to develop and enhance their present ultrasound products in order to protect their investments in system and cassette technology and to protect their profits from sales of these cassettes and accessories. The Company's Precisionist Thirty ThousandTM ultrasonic phaco system has the ability to use either reusable or single use disposable components. The PhotonTM laser cataract system will utilize probes and cassette packs designed for single use and semi-disposable instruments priced at a level consistent with the demands of health care cost containment. This will allow the health care providers a substantial measure of cost containment, while providing the Company with the quality control and income capability of cassette sales.

       The international market, with significantly lower medical budgets, has not been able to justify the expense of using disposable components. Budgetary constraints have limited current manufacturers from gaining a significant share of the international ultrasound equipment market, and have provided a niche for the emerging smaller companies discussed above.

       Ultrasound Equipment Manufacturers. As a relatively recent entrant into the cataract surgical equipment market with a newer equipment line, the Company is establishing itself and, as yet, does not hold a significant share of the market. The Company currently recognizes Bausch & Lomb, Alcon Laboratories, and Allergan Medical Optics as its primary competitors in the ultrasound phaco cataract equipment market. In respect to ultrasound diagnostic equipment such as the UBM, A-Scan, Pachymeter and A/B Scan, the Company is well positioned to compete against companies that currently hold a significant share of the market. The Company recognizes Sonomed, Tomey, Nidek, OTI and Quantel.

       Laser Equipment Manufacturers. There are several other companies attempting to develop laser equipment for cataract surgery. These companies can be differentiated by the laser wavelength employed for the cataract surgery. Based on the information currently available to us; Er:YAG laser wavelength appears to offer a less viable means of removing cataracts than the Nd:YAG wavelength used by the PhotonTM. One competitor uses a Nd:YAG wavelength, however the laser is used only to vibrate an ultrasonic needle. Thus the device remains an ultrasonic system subject to the same risk factors of phaco, thereby eliminating the benefits of using a laser to remove the cataract. The Company also believes that its product is sufficiently distinctive and, if properly marketed, can capture a significant share of the cataract surgical device market. However, there are substantial risks in undertaking a new venture in an established and already highly competitive industry. In the short-term, the Company is seeking to exploit these opportunities. Depending upon further developments, the Company may ultimately exploit those opportunities through a merger with a stronger entity already established or one that desires to enter the medical industry.

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

       The Company is subject to intense competition in the ophthalmic diagnostic market from well financed, established companies with recognizable trade names and product lines and new and developing technologies. The industry is dominated by several large entities which the Company believes accounts for the majority of diagnostic equipment sales. The Company continues to derive revenues from the sale of its ultrasound diagnostic equipment and blood flow analyzer. The blood flow analyzer is designed to detect glaucoma in an earlier stage than is presently possible. In addition, the device performs tonometry and blood flow analysis. Other ophthalmic diagnostic devices that do not detect glaucoma in the early stages of the disease as does the Company's blood flow analyzer retail at comparable prices. Thus, the Company believes that it can compete in the diagnostic market place based upon the lower price and improved diagnostic functions of the analyzer.

Intellectual Property Protection

       The Company's cataract surgical products are proprietary in design, engineering and performance. Its surgical ultrasonic products have not been patented to date because the primary technology for ultrasonic tissue fragmentation, as available to all competitors in the market, is mainly in the public domain.

       The Company acquired proprietary intellectual property in the transaction with Humphrey Systems when the Company purchased the diagnostic ultrasonic product line in 1999. This technology uses ultrasound to create a high resolution computer image of the unseen parts of the eye that is a "map" for the practitioner. The P40 UBM Ultrasound Biomicroscope, one of the ultrasonic products the Company purchased, is subject to a license agreement dated September 27, 1990, with Sunnybrook Health Science Center. Under the terms of the license agreement, the Company has the exclusive worldwide rights to manufacture and sell the UBM biomicroscope, for which the Company is required to pay a royalty of $150 for each licensed product sold. The license agreement was automatically terminated by its terms on September 27, 2002, at which time the Company had a royalty free worldwide license to use and sell the P40 UBM Ultrasound Biomicroscope. However, the Company has a continuing obligation after such termination to continue to use and sell the biomicroscope only in the field of ophthalmology. As a result of its agreement with MEDA Co., Ltd., the Company is also able to provide the P50 UBM biomicroscope, which is manufactured by MEDA, to other industry segments such as the research and the veterinary markets.

       The PhotonTM laser cataract probe is protected under a United States patent issued to Daniel M. Eichenbaum, M.D. in 1987 and subsequently assigned to PhotoMed International, Inc. and a Japanese patent issued to the Company in 1997 for the utility and methods of laser ablation, aspiration and irrigation of tissue through a hand held probe of a unique design. The United States patent is due to expire in September 2004.

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

       The Blood Flow AnalyzerTM was granted a patent in the United Kingdom in 1998 and in the United States in 1999, and has a patent pending in Japan. These patents relate to pneumatic pressure probes for use in measuring change in intraocular pressure and in measuring pulsatile ocular blood flow. The United States patent rights expire in January 2019 and the United Kingdom patent rights expire in November 2015.

       The DiconTM Perimeters and the DiconTM Corneal Topographer each have a U.S. patent with a wide scope of claims. The United States patent for the Dicon(TM) Perimeter was issued in 1991 and the patent rights expire in March 2010. The United States patent for the Dicon(TM) Corneal Topographer was issued in 2002 and the patent rights expire in January 2018.

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

       There are two principal methods by which FDA approval may be obtained. One method is to seek FDA approval through a premarketing notification filing under Section 510(k) of the Food, Drug and Cosmetics Act. If a manufacturer or distributor of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-1976 Class III medical device for which the FDA has not called for a pre-marketing approval, the manufacturer or distributor may seek FDA Section 510(k) premarketing clearance for the device by filing a Section 510(k) premarketing notification. The Section 510(k) notification and the claim of substantial equivalence will likely have to be supported by various types of data and materials, possibly including clinical testing results, obtained under an Investigational Device Exemption granted by the FDA. The manufacturer or distributor may not place the device into interstate commerce until an order is issued by the FDA granting premarketing clearance for the device. There can be no assurance that the Company will obtain Section 510(k) premarketing clearance for any of the future devices for which the Company seeks such clearance including the PhotonTM laser system.

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

       Furthermore, the introduction of the Company's products in foreign countries may require it to obtain foreign regulatory clearances. The Company believes that only a limited number of foreign countries have extensive regulatory requirements, including France, Germany, Korea, China and Japan. The time involved for regulatory approval in foreign countries varies and can take a number of years. A number of European and other economically advanced countries, including Italy, Norway, Spain and Sweden, have not developed regulatory agencies for intensive supervision of such devices. Instead, they generally have been willing to accept the approval of the FDA. Therefore, a premarketing approval, Section 510(k) or approved Investigational Device Exemption from the FDA is tantamount to approval in those countries. These countries and most developing countries have simply deferred direct discretion to licensed practicing surgeons to determine the nature of devices that they will use in medical procedures. The Company's two ultrasound surgical and diagnostic systems, the PhotonTM laser cataract system it is developing and the ocular blood flow analyzer and the UBM biomicroscope are all devices which require FDA approval. Therefore, a significant aspect of the acceptance of the devices in the market is the Company's effectiveness in obtaining the necessary approvals. Having an approved Investigational Device Exemption allows the Company to export a product to qualified investigational sites.

Regulatory Status of Products

       All of the Company's products, with the exception of the PhotonTM, are approved for sale in the U.S. by the FDA under a 510(k). All of its products have been accepted for import into CE countries and various non-CE countries.

       The Company acquired permission from the FDA to export the PhotonTM Laser Cataract System outside the United States under an open Investigational Device Exemption granted by the FDA in September 1994. Although the PhotonTM laser cataract system is uniquely configured in an original and proprietary manner, the laser system, a Nd:YAG laser, is not proprietary to the device or the Company and is widely used in the medical industry and other industries as well. Of particular significance is the fact that this particular component has received previous market clearance from the FDA for other ophthalmic and medical applications. Also of significance is the Company's belief that the surgical treatment method used with the PhotonTM laser is similar to the current ultrasound cataract treatment employed by ophthalmologists.

       The Company submitted a Premarket Notification 510(k) application to the FDA for the PhotonTM laser cataract system in September 1993. The FDA requested clinical support data for claims made in the 510(k), and in October 1994 the Company submitted an Investigational Device Exemption application to provide for a "modest clinical study" in order to collect the data required by the FDA for clearance of the PhotonTM laser cataract system. The FDA granted this Investigational Device Exemption in May 1995 for a Phase I Feasibility Study. The Company began human clinical trials in April 1996 and completed the Phase I study in November 1997. The Company started Phase II trials in September 1998 and completed numerous cases of treatment group and control group patients, which were included in its submission to the FDA.

       The Company received a warning letter dated August 30, 2000 from the Office of Compliance, Center for Devices and Radiological Health of the Food and Drug Administration relating to certain deficiencies in the human clinical trials for its PhotonTM Laser Cataract System. The warning letter concerned the conditions found by the FDA during several audits at its clinical sites. The FDA's comments were isolated to the administrative procedures of compiling data from the clinical sites. The Company responded to the warning letter in a submission dated September 27, 2000. In the submission the Company took corrective action that included submitting a revised clinical protocol and case report forms and procedures for the collection and control of data. In a subsequent letter dated November 2, 2000 to us, the FDA granted conditional approval provided that the Company correct certain deficiencies. After providing several additional submissions to the FDA, the Company received a letter dated February 13, 2001 from the FDA stating that the deficiencies had been corrected and the clinical trials could continue.

       Subsequent to the warning letter, the Company received approval to continue its clinical trials, the results of which were included in its supplemental submission to the FDA in October 2001 for the existing (510)(k) predicate device application for the PhotonTM laser system. In December 2001, the Company received a preliminary review from the FDA regarding the supplemental submission. As a result of that preliminary review, the Company submitted additional clinical information to the FDA on February 6, 2002. The application is receiving ongoing review by the FDA. On May 7, 2002, the Company received a letter from the FDA requesting further clinical information. The Company has generated additional clinical information in response to the letter and is uncertain if the Company will make a submission to the FDA with the additional clinical information. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. Its diagnostic products are currently its major focus and the Photon(TM) and other extensive research and development prospects have been put on hold pending future evaluation until the Company's financial position improves. Its focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products.

Employees

       As of March 31, 2007, the Company had 21 full-time employees. This number does not include its manufacturer's representatives who are independent contractors rather than its employees. The Company also utilizes several consultants and advisors. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. None of its employees are a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.

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

Item 3. Legal Proceedings

       An action was brought against the Company in March 2000 by George Wiseman, a former employee, in the Third District Court of Salt Lake County, State of Utah. The complaint alleges that the Company owes Mr. Wiseman 6,370 shares of its common stock plus costs, attorney's fees and a wage penalty (equal to 1,960 additional shares of its common stock) pursuant to Utah law. The action is based upon an extension of a written employment agreement. The Company believes the claim is without merit and intends to vigorously defend against the action.

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

       On September 10, 2003, an action was filed against the Company by Larry Hicks in the Third Judicial District Court, Salt Lake County, State of Utah, (Civil No. 030922220), for payments due under a consulting agreement with the Company. The complaint claims that monthly payments of $3,083 were due for the months of October 2002 to October 2003 under the consulting agreement and, if the agreement was terminated, for the sum of $110,000 minus whatever the Company has paid Mr. Hicks prior to such termination, plus costs, attorney's fees and a wage penalty pursuant to Utah law. The Company has filed an answer in which it denied any liability to Mr. Hicks. Formal discovery in the matter has commenced. The Company disputes the amount allegedly owed and intends to vigorously defend against such action.

       In December 2006, a hearing on the motion for summary judgment in the Todd Smith case (Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 030924951CN) was held. At the hearing the court granted the motion dismissing the case in its entirety against the Company and three of its directors. A notice of appeal was filed on behalf of Mr. Smith and then subsequently withdrawn.

       Also in December 2006, a hearing on the motion for summary judgment in the Corinne Powell case (Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 030918364) was held. At the hearing the court granted the motion dismissing the case in its entirety against the Company and one of the directors. The appeal time has expired with no appeal being filed.

       The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2006.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

       The Company's authorized capital stock consists of 800,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.001 par value per share. The Company has created seven classes of preferred stock, designated as Series A preferred stock, Series B preferred stock, Series C preferred stock , Series D preferred stock, Series E preferred stock, Series F preferred stock and Series G preferred stock.

       The Company's common stock trades on the OTC Bulletin Board under the symbol of "PMED.OB." Prior to July 22, 1996, there was no public market for the common stock. From July 22, 1996 to June 25, 2003, the Company's common stock was listed on the Nasdaq SmallCap Market. Since June 25, 2003, the common stock has traded on the OTC Bulletin Board. As of March 26, 2007, the closing sale prices of the common stock was $.016 per share. The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin Board since January 1, 2004.

                                                      Common Stock
                                                       Price Range
                                                  ---------------------
   Period (Calendar Year)                          High            Low
                                                  ------         ------

2004
   First Quarter                                  $  .21         $  .15
   Second Quarter                                    .16            .07
   Third Quarter                                     .12            .09
   Fourth Quarter                                    .12            .08

2005
   First Quarter                                     .10            .08
   Second Quarter                                    .09            .07
   Third Quarter                                     .10            .001
   Fourth Quarter                                    .048           .001

2006
   First Quarter                                     .047           .001
   Second Quarter                                    .014           .006
   Third Quarter                                     .007           .004
   Fourth Quarter                                    .005           .003

2007
   First Quarter                                     .032           .003

       The Company's Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock, Series E preferred stock, Series F preferred stock and Series G preferred stock are not publicly traded. As of March 31, 2007, there were 4,781 record holders of common stock, six record holders of Series A preferred stock, four record holders of Series B preferred stock, no record holders of Series C preferred stock, one record holder of Series D preferred stock, one record holder of Series E preferred stock, 18 record holders of Series F preferred stock, and one record holder of Series G preferred stock.

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

       The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the twelve months ended
December 31, 2006, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on this entire diagnostic product group.

       During the year ended December 31, 2006, the Company recorded an increase in the warranty accrual of $40,000. This increase was a result of a comprehensive analysis by management regarding historical warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual. However, in recent periods the usage of the warranty accrual has continued to increase. After reviewing the recent historical data, management determined that the warranty accrual should be increased by $40,000 to $155,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued.

       During the twelve months ended December 31, 2006, management made certain adjustments to the financial statements, including a decrease in the reserve for obsolete or estimated non-recoverable inventory of $37,000. The Company also recorded a net decrease in the allowance for doubtful accounts receivable of $1,000, impairment of intangibles of $-0-, and decreases in accruals to settle outstanding disputes in the amount of $98,000.

       The Company's ultrasound diagnostic products include a P55 pachymetric analyzer, a P2200 pachymetric analyzer, a P2000 Ultrasound A-Scan biometric analyzer, a P2500 combination A/Scan and Pachymeter, a P37 Ultrasound A/B Scan, a P37-II Ultrasound A/B scan, a P2700 Ultrasound A/B Scan, a P40 Ultrasound Biomicroscope, a P45 Plus Ultrasound Biomicroscope, a P50 Ultrasound Biomicroscope, and a P60 Ultrasound Biomicroscope, the technology for which was acquired from Humphrey Systems in 1998. The Company introduced the P45 Plus in the fall of 2000, which combines the A/B Scan, and the biomicroscope into one instrument. The Company introduced the P60 in March 2005, which represents the fourth generation of UBM devices and has better visual clarity and image flexibility than earlier versions. In addition, the Company markets its Blood Flow Analyzer(TM) acquired in the purchase of Ocular Blood Flow Ltd. in June 2000. Other diagnostic products are the Dicon(TM) LD400 Auto Perimeter and the Dicon (TM) CT 200e Corneal Topographer, which were acquired in the acquisition of Vismed d/b/a Dicon in June 2000.

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

       Activities for the twelve months ended December 31, 2006 and 2005 included sales of the Company's products and related accessories and disposable products. In March 2004, the Company named a new President and Chief Executive Officer, John Y. Yoon. Mr. Yoon resigned effective December 31, 2005 to pursue other opportunities. Mr. Yoon was replaced by Raymond P.L. Cannefax as President and Chief Executive Officer on January 5, 2006. In April 2004, the Company named Aziz A. Mohabbat as Vice President of Operations and Chief Operating Officer. Mr. Mohabbat resigned effective November 15, 2005 to pursue other opportunities. In March 2006, the Company named Luis A. Mostacero as Vice President of Finance. Mr. Mostacero previously served as the Company's Controller from June 2000 to August 2005. In April 2006, the Company named Michael S. Austin as Vice President of Sales and Marketing. In November 2006 Mr. Austin resigned from the Company. In December 2006, Christina O'Connor was promoted to the position of Vice President of International Sales and Relations. In January 2007, Al Franklin joined the Company as the Vice President of Domestic Sales.

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

       In April 2001, the Company received written authorization from the CPT Editorial Research and Development Department of the American Medical Association to use a common procedure terminology or CPT code number 92120 for its Blood Flow AnalyzerTM, for reimbursement purposes for doctors using the device. However, certain insurance payors have elected not to reimburse doctors using the Blood Flow AnalyzerTM. The Company believes the reasons why insurance payors initially elected not to reimburse doctors using the CPT code were the relatively high volume of claims that began to be submitted under CPT code number 92120 compared to the limited volume of claims previously submitted under this code, and the time consumed by the Blood Flow Analyzer(TM) test, which some payors may have believed was less than what is allowed under CPT code number 92120. This trend began shortly after insurance payors were presented with reimbursement requests under this code, and the Company believes these reasons were the basis for the initiation of nonpayment.

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

       On August 3, 2004, the Company sold its investment in International Bio-Immune Systems for net proceeds of $505,000 pursuant to a stock purchase and sale agreement with William Ungar, a current director and shareholder of International Bio- Immune Systems. The securities sold to Mr. Ungar consisted of 2,663,254 common shares of International Bio-Immune Systems and warrants to purchase 1,200,000 common shares of International Bio-Immune Systems at $2.50 per share. Because, for book purposes, the Company's investment in International Bio-Immune Systems had been reduced to $0, the full amount of the $505,000 received from the sale of the International Bio-Immune Systems common shares and warrants was reported as a gain in 2004.

Outstanding Commitments to Issue Shares

       The following table identifies our outstanding commitments to issue shares, including the shares underlying the convertible notes and warrants issuable upon conversion of the notes and exercise of the warrants:

                                                   Underlying Shares
              Security                              of Common Stock

           Notes (1)                                    218,408,333
           Warrants (2)                                  25,059,392
           Preferred Stock (3)                              873,071
           Stock Options (4)                              7,075,500
                                                   ----------------
                  Total                                 251,416,296

(1) Assumes full conversion of $3,145,080 of notes issued to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC at a conversion price of $.0144 per share (based upon a market price of $.024 as of February 13, 2007 with a 40% discount).
(2) Consisting of warrants exerciseable at prices ranging from $.10 per share to $6.75 per share, including warrants issued to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC to purchase 16,534,392 shares of common stock at an exercise price of $.20 per share, exerciseable through the period from April 27, 2010 to June 30, 2010, and warrants to purchase 8,000,000 shares of common stock at an exerciseable price of $.10 per share, exerciseable through the period from February 28, 2011 to June 28, 2011.
(3) Consisting of 6,753 shares of common stock issuable upon conversion of 5,627 shares of Series A preferred stock, 10,783 shares of common stock issuable upon conversion of 8,986 shares of Series B preferred stock, 8,750 shares of common stock issuable upon conversion of 5,000 shares of Series D preferred stock, 13,333 shares of common stock issuable upon conversion of 250 shares of Series E preferred stock, 245,217 shares of common stock issuable upon conversion of 4,598.75 shares of Series F preferred stock, and 588,235 shares of common stock issuable upon conversion of 588,235 shares of Series G preferred stock.
(4) Consisting of stock options granted to executive officers and employees to purchase 4,825,500 shares of common stock at exercise prices ranging from $.01 per share to $2.75 per share, and stock options granted to directors to purchase 2,250,000 shares of common stock at exercise prices ranging from $.09 per share to $2.75 per share.

       There are a total of 251,416,296 shares underlying our convertible notes, warrants, preferred stock and stock options, assuming full conversion of the outstanding notes and preferred stock and the exercise of all the outstanding warrants and stock options. The number of our authorized shares of common stock is 800,000,000 shares. The large number of our shares of common stock underlying our notes, warrants, preferred stock and stock options will require us to increase the number of authorized shares. Failure to obtain stockholder approval to increase the number of authorized shares could result in the noteholders commencing legal action against us and foreclosing on all of our assets to recover damages. Any such action would require us to curtail or cease our operations.

Convertible Notes

       April 27, 2005 Sale of $2,500,000 in Convertible Notes. To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors provided the Company with an aggregate of $2,500,000 as follows:

  o    $850,000 was disbursed on April 27, 2005;
  o $800,000 was disbursed on June 23, 2005 after filing a registration statement on June 22, 2005 to register the shares of common stock underlying the convertible notes and the warrants; and
  o $850,000 was disbursed on June 30, 2005, the effective date of the registration statement.

       Under the terms of the securities purchase agreement, the Company agreed not, without the prior written consent of a majority-in-interest of the investors, to negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning April 27, 2005 and ending on the later of (a) 270 days from April 27, 2005, or (b) 180 days from the date the registration statement is declared effective.

       In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning April 27, 2005 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its prorata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

       The $2,500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0945, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the selling stockholders' option, at the lower of (i) $.09 or
(ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

       The convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.09 per share. An event of default includes the failure by the Company to pay the principal or interest on the callable secured convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

       The noteholders have agreed to restrict their ability to convert their callable secured convertible notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the selling stockholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. As of January 31, 2007, a total of $854,920 in convertible notes had been converted pursuant to conversion notices from the noteholders.

       February 28, 2006 Sale of $1,500,000 in Convertible Notes. To obtain additional funding for the Company's ongoing operations, the Company entered into a second securities purchase agreement on February 28, 2006 with the same four accredited investors for the sale of (i) $1,500,000 in convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

  o    $500,000 was disbursed on February 28, 2006;
  o $500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock underlying the convertible notes. The registration statement was subsequently withdrawn on July 25, 2006 and a new registration statement was filed on September 15, 2006 to register 60,000,000 shares of common stock issuable upon conversion of the convertible notes.
  o $500,000 will be disbursed upon the effectiveness of the registration statement that registers 60,000,000 shares of common stock underlying the convertible notes.

       Each closing under the securities purchase agreement was subject to the following conditions:

  o The Company delivers to the investors duly executed convertible notes and warrants;
  o No litigation, statute, regulation or order had been commenced, enacted or entered by or in any court, governmental authority or any self-regulatory organization that prohibits consummation of the transactions contemplated by the securities purchase agreement; and
  o No event occurred that could reasonably be expected to have a material adverse effect on the Company's business.

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

       In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning February 28, 2006 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its prorata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

       The $1,500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the selling stockholders' option, at the lower of (i) $.02 or
(ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

       The convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.02 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the callable secured convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

       The noteholders have agreed to restrict their ability to convert their callable secured convertible notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the selling stockholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional convertible notes.

       The Company is required to register 60,000,000 shares of its common stock issuable upon the conversion of the convertible notes that were issued to the noteholders pursuant to the securities purchase agreement that the Company entered into on February 28, 2006. The registration statement must be filed with the Securities and Exchange Commission within 60 days of the February 28, 2006 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at our option.

Simple Conversion Calculation

       The number of shares of common stock issuable upon conversion of the convertible notes is determined by dividing that portion of the principal of the notes to be converted and interest, if any, by the conversion price. For example, assuming conversion of the $3,145,080 principal amount of notes on January 31, 2007 (consisting of $3,500,000 in convertible notes that were sold to the four investors pursuant to the securities purchase agreements dated April 27, 2005 and February 25, 2006, plus $500,000 in notes to be sold to the investors upon the effectiveness of a registration statement, less $854,920 in notes that were converted during the period from June 30, 2005 to January 31,
2007) and a conversion price of $.0144 per share, the number of shares issuable upon conversion would be:

                     $3,145,080/$.0144 = 218,408,333 shares.

       The Company's obligation to issue shares upon conversion of the convertible notes is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,145,080 principal amount of convertible notes, based on market prices 25%, 50%, and 75% below the market price, as of February 13, 2007 of $.024.

    % Below     Price Per     With 40%        Number of             % of
     Market       Share       Discount      Shares Issuable     Outstanding*
    -------       -----       --------     ----------------     -----------

      25%         $.018        $.0108        291,211,111           142.8%
      50%         $.012        $.0072        436,816,667           214.2%
      75%         $.006        $.0036        873,633,333           428.3%

*Based on 201,956,394 shares outstanding.

       As illustrated, the number of shares of common stock issuable upon conversion of the Company's callable secured convertible notes will increase if the market price of the Company's common stock declines, which will cause dilution to existing stockholders.

Adjustable Conversion Price of Convertible Notes

       The callable secured convertible notes are convertible into shares of the Company's common stock at a 40% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the noteholders convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The noteholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may have a depressive effect on the market price of the common stock.

Possible Dilution to Stockholders

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

Failure to Repay Convertible Notes May Require Company Operations to Cease

       On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of convertible notes. On February 28, 2006, the Company entered into another securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of convertible notes. These callable secured convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of the Company's common stock. Although the Company currently has $2,145,080 in convertible notes outstanding, the noteholders are obligated to purchase additional convertible notes in the aggregate amount of $500,000. Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of the Company's property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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

Results of Operations

       Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

       Net sales for the twelve months ended December 31, 2006 decreased by $6,000 to $2,195,000 as compared to $2,201,000 for the same period of 2005. This reduction in sales was primarily due to decreased sales of the P40, P45 and P60 Ultrasound Biomicroscopes, the P37 A/B Scan Ocular Ultrasound Diagnostic and the P55 Pachymeter.

       For the twelve months ended December 31, 2006, sales from the Company's diagnostic products totaled $1,928,000, or 88% of total revenues, compared to $1,949,000, or 89% of total revenues for the same period of 2005. The remaining 12% of sales, or $266,000 during the twelve months ended December 31, 2006was from parts, disposables, and service revenue.

       Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes decreased to $547,000 during the twelve months ended December 31, 2006, or 25% of total revenues for the period, compared to $967,000, or 44% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) increased by $114,000 to $211,000, or 10% of total revenues, for the twelve months ended December 31, 2006, compared to net sales of $97,000, or 4% of total revenues during the same period in 2005. Sales from the P37, P37-II and P2700 A/B Scan Ocular Ultrasound Diagnostic increased to $221,000, or 10% of total revenues, for the twelve month period ended December 31, 2006, up compared to $181,000 for the same period last year. Combined sales of the LD 400 and TKS 5000 autoperimeters and the CT 200 Corneal Topographer were $856,000, or 39% of the total revenues, for the twelve months ended December 31, 2006, compared to $671,000, or 31% of total revenues, for the same period of 2005.

       Sales for 2006 compared to 2005 have remained constant for the Company due to a variety of reasons associated with the corporate reorganization process.

       Sales of the Blood Flow Analyzer(TM) increased due in part from the reorganization of the Company's sales force. The Company anticipates continuing the upward trend in Blood Flow Analyzer(TM) sales through additional efforts by the Company to gain more wide spread support from the Blood Flow Analyzer(TM) through increased clinical awareness, product development and improved marketing plans.

       Sales of surgical products are at a standstill pending FDA approval of the Photon(TM) laser system. In the twelve month period ended December 31, 2006, the Company realized no sales in the surgical line consisting of the Photon(TM) laser system. There were also no sales in the surgical line for the comparable period of 2005.

       Gross profit for the twelve months ended December 31, 2006 increased to 42% of total revenues, compared to 27% of total revenues for the same period in 2005. This increase in gross profit in 2006 was mainly due to reductions in corporate expenditures due to improved operating efficiencies during the twelve months ending December 31, 2006. There was no increase to cost of sales as a result of a charge to the reserve for obsolete inventory in 2006.

       Marketing and selling expenses decreased by $207,000, or 32%, to $434,000 for the twelve months ended December 31, 2006, from $641,000 for the comparable period in 2005. This reduction was due primarily to a reduced number of sales representatives and lower travel related and associated sales expenses.

       General and administrative expenses decreased by $286,000, or 27%, to $792,000 for the twelve months ended December 31, 2006, from $1,078,000 for the comparable period in 2005. This reduction in general and administrative expenses was primarily due to the reduction in management salaries compared to previous management salaries and the reduction of the number of employees that had been previously hired to assist in the development, testing, marketing and sales of the new P60 UBM. Professional legal fees-related party expenses decreased by $33,000, or 15%, to $187,000 for the twelve months ended December 31, 2006, from $220,000 for the comparable period in 2005.

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

       Also during 2006, the Company collected $1,000 in receivables that were previously allowed in the allowance for doubtful accounts. During 2006, the Company decreased allowance for doubtful accounts by $28,000.

       Research, development and service expenses decreased by $605,000, or 71%, to $250,000 for the twelve months ended December 31, 2006, compared to $855,000 for the same period of 2005. This reduction was mainly due to the increased expenses in 2005 related to the development of the new P60 UBM, including the cost of compliance with regulatory requirements.

       Due to our ongoing cash flow difficulties, most of the Company's vendors and suppliers were contacted during 2005 and 2006 with attempts to negotiate reduced payments and settlement of outstanding accounts payable. Although some vendors refused to negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount. The accounts payable forgiven by vendors and suppliers resulted in a gain of $34,000 and $12,000 during the years ended December 31, 2006 and 2005 respectively.

Liquidity and Capital Resources

       The Company used $828,000 in cash in operating activities for the twelve months ended December 31, 2006, compared to $2,668,000 for the twelve months ended December 31, 2005. The decrease in cash used for operating activities for the twelve months ended December 31, 2006 was primarily attributable to the Company's net loss and decreases in accounts payable, accounts receivable, inventory and a significant decrease in the beneficial conversion feature. Cash use for investment activities on December 31, 2006 was $20,000 compared to $-0-for December 31, 2005. Net cash used in financing activities was $988,000 for the twelve months ended December 31, 2006, versus cash used of $2,603,000 in the same period in 2005. The Company had working capital of $370,000 as of December 31, 2006. In January 2005, the Company sold 2,000,000 shares of its common stock to an accredited investor for $150,000 in cash. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

       As of December 31, 2006, the Company had net operating loss carryforwards
(NOLs) of approximately $43.3 million. These loss carryforwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend  for twenty  years.  The  Company's  ability  to use net  operating  loss carryforwards (NOLs) to offset future income is dependent upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs being utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

       As of December 31, 2006, the Company had accounts payable of $400,000, a significant portion of which was over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has noncancelable capital lease obligations and operating lease obligations that require the payment of approximately $218,000 in 2006, and $194,000 in 2005.

       The Company has taken numerous steps to reduce costs and increase operating efficiencies. These steps consist of the following:

       1. The Company closed its San Diego facility. In so doing, numerous manufacturing, accounting and management responsibilities were consolidated. In addition, such closure resulted in significant head count reductions as well as savings in rent and other overhead costs.

       2. The Company has reduced the size of its manufacturing facility and corporate office in Salt Lake City. In doing so, management responsibilities were consolidated. Such reduction in space resulted in a reduction in the number of employees, as well as savings in rent and other overhead expenses.

       3. The Company has significantly reduced the use of consultants, which has resulted in a large decrease to these expenses.

       4.  The   Company   has   reduced   its  direct   sales  force  to  three
representatives, which has resulted in less payroll, travel and other selling expenses.

       Because the Company has significantly fewer sales representatives, its ability to generate sales has been reduced.

       The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was15% of total outstanding receivables as of

December 31, 2006 and 20% as of December 31, 2005. The allowance for doubtful accounts decreased slightly from $100,000 at December 31, 2005 to $72,000 at December 31, 2006.

       The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the twelve months ended December 31, 2006, the Company added a net zero to the allowance for doubtful accounts, and during the twelve months ended December 31, 2005, the Company had a net recovery of receivables previously allowed for of $1,000. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

       The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,320,000 at December 31, 2006 and $1,357,000 at December 31, 2005, or 58% and 61% of total inventory, respectively. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

Effect of Inflation and Foreign Currency Exchange

       The Company has not realized a reduction in the selling price of its products as a result of domestic inflation. Nor has it experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers. All sales transactions to date have been denominated in U.S. Dollars. The Company has experienced a higher cost for equipment manufactured for the Company by Tinsley in England due to the exchange rate value of the pound sterling.

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

       Statement No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. This statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than- temporary impairments. The Company believes the adoption of new standards will not have a material effect on its financial position, results of operations, cash flows, or previously issued financial reports.

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

Item 7. Financial Statements

PARADIGM MEDICAL INDUSTRIES, INC.
Financial Statements
December 31, 2006 and 2005

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


Notes to Financial Statements                                                F-7



--------------------------------------------------------------------------------

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

THE  BOARD  OF  DIRECTORS  AND  SHAREHOLDERS
PARADIGM  MEDICAL  INDUSTRIES,  INC.
SALT  LAKE  CITY,  UTAH

We have audited the accompanying balance sheet of PARADIGM MEDICAL INDUSTRIES, INC. (the Company) as of December 31, 2006, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson LLC
Bountiful, Utah
April 2, 2007

                                                 PARADIGM MEDICAL INDUSTRIES, INC.
                                                                     BALANCE SHEET

                                                                 DECEMBER 31, 2006
----------------------------------------------------------------------------------
        ASSETS
        ------

Current assets:
    Cash                                                             $    206,000
    Receivables, net                                                      410,000
    Inventories, net                                                      945,000
    Prepaid and other assets                                               11,000
                                                                     -------------

            Total current assets                                        1,572,000

Property and equipment, net                                                21,000
Intangibles, net                                                          339,000
                                                                     -------------

            Total assets                                             $  1,932,000
                                                                     =============

----------------------------------------------------------------------------------

        LIABILITIES AND STOCKHOLDERS' (DEFICIT)
        ---------------------------------------

Current liabilities:
    Accounts payable                                                 $    400,000
    Accrued liabilities                                                   802,000
    Current portion of capital lease obligations                                -
                                                                     -------------

            Total current liabilities                                   1,202,000
                                                                     -------------

Long-term liabilities:
                                                                     -------------
Convertible Notes Payable                                               2,655,000
                                                                     -------------
Total long-term liabilities                                             2,655,000
                                                                     -------------
Total liabilities                                                       3,857,000

Commitments and contingencies                                                   -

Stockholders' (deficit):
    Preferred stock, $.001 par value, 5,000,000 shares authorized,
      612,697 shares issued and outstanding (aggregate liquidation
      Preference of $456,000)                                               1,000
    Common stock, $.001 par value, 250,000,000 shares authorized,
      201,956,394 shares issued and outstanding                           202,000
    Additional paid-in capital                                         61,884,000
    Accumulated (deficit)                                             (64,012,000)
                                                                     -------------

            Total stockholders' (deficit)                              (1,925,000)
                                                                     -------------

            Total liabilities and stockholders' (deficit)            $  1,932,000
                                                                     =============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements

                                                    PARADIGM MEDICAL INDUSTRIES, INC.
                                                             STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------

                                                                  2006          2005
                                                          ---------------------------
Sales                                                     $  2,195,000   $ 2,201,000
Cost of sales                                                1,277,000     1,599,000
                                                          ---------------------------

        Gross profit                                           918,000       602,000
                                                          ---------------------------

Operating expenses:
    General and administrative                                (792,000)   (1,078,000)
    Professional fees-related party                           (187,000)     (220,000)
    Marketing and selling                                     (434,000)     (641,000)
    Research and development                                  (250,000)     (855,000)
    Gain on settlement of liabilities                           34,000        12,000
                                                          ---------------------------

        Total operating expenses                            (1,629,000)   (2,782,000)
                                                          ---------------------------

        Operating loss                                        (711,000)   (2,180,000)
                                                          ---------------------------
Other income (expense):
    Other income                                               109,000        16,000
    Other expenses                                          (1,207,000)   (2,870,000)
    Interest expense                                            (7,000)      (15,000)
    Impairment of intangible assets                                  -      (340,000)
                                                          ---------------------------

        Total other income (expense)                        (1,105,000)   (3,209,000)
                                                          ---------------------------

        Income (loss) before provision for income taxes     (1,816,000)   (5,389,000)
Provision for income taxes                                           -             -
                                                          ---------------------------

        Net income (loss)                                 $ (1,816,000)  $(5,389,000)
                                                          ===========================

Net income (loss) applicable to common shareholders       $ (1,816,000)  $(5,389,000)
                                                          ===========================
Earnings (loss) per common share - basic                  $      (0.01)  $     (0.13)
                                                          ---------------------------
Earnings (loss) per common share - diluted                $      (0.01)  $     (0.13)
                                                          ===========================
Weighted average common shares - basic                     175,034,000    42,033,000
                                                          ---------------------------
Weighted average common shares - diluted                   175,903,000    42,942,000
                                                          ===========================


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements

                                                                                      PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                     STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               FOR THE PERIOD JANUARY 1, 2005 THROUGH DECEMBER 31, 2006
-----------------------------------------------------------------------------------------------------------------------

                                                      PREFERRED                               ADDITIONAL
                                                          STOCK          COMMON    AMOUNT        PAID-IN   ACCUMULATED
                                                   (SEE NOTE 8)          SHARES                  CAPITAL       DEFICIT
                                                  ---------------------------------------------------------------------

BALANCE AT JANUARY 1, 2005                        $      2,000       25,627,794  $ 25,000  $  57,470,000  $(56,807,000)

Issuance of common stock for:
-----------------------------
Cash                                                         -        2,000,000     2,000        148,000             -
Services                                                     -          228,000         -         22,000             -
Conversion of convertible debentures                         -       66,880,000    67,000        395,000             -
Value attribute to discount on note payable                  -                -         -      2,009,000             -
Value attribute to discount on warrants                      -                -         -        491,000             -
Penalty provisions of series G preferred in
2004                                                         -          515,206     1,000         51,000             -

Net income                                                   -                -         -              -    (5,389,000)
                                                  ---------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2005                             1,000       96,389,295    96,000   60,586,00000   (62,196,000)

Issuance of common stock for:
-----------------------------
Stock option valuation                                                                            23,000
Conversion of convertible debentures                         -      105,529,700   106,000        275,000             -
Value attribute to discount on note payable                  -                -         -        964,000             -
Value attribute to discount on warrants                      -                -         -         36,000             -

Conversion of preferred stock
                                                             -           39,999         -              -             -

Net loss                                                     -                -         -              -    (1,816,000)

                                                  ---------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2006                      $      1,000      201,958,994  $202,000  $  61,884,000  $(64,012,000)
                                                  =====================================================================


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements

                                                         PARADIGM MEDICAL INDUSTRIES, INC.
                                                                  STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------

                                                                    2006          2005
                                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $(1,816,000)  $(5,389,000)
    Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
        Depreciation and amortization                                31,000        77,000
        Issuance of common stock for satisfaction of penalty              -        53,000
        Issuance of common stock for services                             -        23,000
        Stock option valuation                                       23,000             -
        Beneficial conversion interest                              964,000     2,009,000
        Issuance of stock   options and warrants for services        36,000       491,000
        Provision for losses on receivables                         (28,000)       (1,000)
        Provision for losses on inventory                           (37,000)      (61,000)
Impairment of Intangibles and investments                                 -       340,000
(Gain) loss on settlement of liabilities                            (34,000)      (12,000)
        Changes in operating assets and liabilities
            (Increase) decrease in:
            Accounts Receivables                                     19,000       257,000
            Inventories                                             (55,000)      (72,000)
            Prepaid and other assets                                      -        56,000
        Increase (decrease) in:
            Accounts payable                                        (30,000)     (291,000)
            Accrued liabilities                                      98,000      (148,000)
                                                                --------------------------

                NET CASH USED IN
                OPERATING ACTIVITIES                               (828,000)   (2,668,000)
                                                                --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash proceeds from sales of investment                          (20,000)            -
                                                                --------------------------

                NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES                                (20,000)         0.00
                                                                --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable and long-term debt          (12,000)      (47,000)
    Proceeds from issuance of common stock                                -       150,000
    Proceeds from issuance of convertible notes                   1,000,000     2,500,000
                                                                --------------------------
                NET CASH (USED IN) PROVIDED BY
                FINANCING ACTIVITIES                                988,000     2,603,000
                                                                --------------------------

Net change in cash                                                  140,000       (65,000)

Cash, beginning of year                                              66,000       131,000
                                                                --------------------------

CASH, END OF YEAR                                               $   206,000   $    66,000
                                                                ==========================


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

                                                      DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION
Paradigm Medical Industries, Inc. (the Company) is a Delaware Corporation incorporated in October 1989. The Company is engaged in the design, development, manufacture, and sale of high technology surgical and diagnostic eye care products. Its surgical equipment is designed to perform minimally invasive cataract surgery and is comprised of surgical devices and related instruments and accessories, including disposable products. Its diagnostic products include a Blood Flow Analyzer, a pachymeter, an A/B Scan, ultrasound biomicroscopes, perimeters, and a corneal topographer.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

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

Also during 2006, the Company collected $1,000 in receivables that were previously allowed in the allowance for doubtful accounts. During 2006, the Company decreased allowance for doubtful accounts by $28,000.

The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was15% of total outstanding receivables as of December 31, 2006 and 20% as of December 31, 2005. The allowance for doubtful accounts decreased slightly from $100,000 at December 31, 2005 to $72,000 at December 31, 2006.

INVENTORIES
Inventories are stated at the lower of cost or market, cost is determined using the weighted average method.

PROPERTY  AND  EQUIPMENT
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation on property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease.
Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations. Leasehold improvements are depreciated over the lesser of the term of the lease or the useful life of the related asset. During


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES  CONTINUED

PROPERTY  AND  EQUIPMENT  -  CONTINUE
the years 2006 and 2005 depreciation expense was $30,000 and $77,000 respectively. New purchased asset that have a value of $2,000 or are capitalized as and included on the depreciation schedule.

INTANGIBLE  ASSETS
As of December 31, 2006, intangible assets consisted of goodwill related to the purchase of Ocular Blood Flow, Ltd., product rights, capitalized payments to manufacturers for engineering and design services and patent costs. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," the Company performed an impairment test on all intangible assets at December 31, 2006. As a result no impairment change was recognized on the Company's statements of operations. The no change of impairment was based on a significant increase in sales of the Blood Flow Analyzer during 2006.

Intangible assets determined to have indefinite useful lives are not amortized. The Company tests such intangible assets with indefinite useful lives for impairment annually or more frequently if events or circumstances indicate that an asset might be impaired. Intangible assets determined to have definite lives are amortized on a straight-line basis over their useful lives. Product rights, capitalized engineering, and patents were fully amortized as of December 31, 2006. The Company reviews such intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations.

Goodwill is not amortized. The Company performs tests for impairment of goodwill annually or more frequently if events or circumstances indicate it might be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. The analysis of the impairment test of goodwill resulted in a charge to the statements of operations of $0 and $340,000 for the years ended December 31, 2006 and 2005, respectively.

Impairment assessments are performed using a variety of methodologies, including cash flow analysis and estimates of sales proceeds. Where applicable, an appropriate discount rate is used,


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES  CONTINUED

INTANGIBLE  ASSETS  -  CONTINUE
based on the Company's cost of capital rate or location-specific economic factors.

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

STOCK  -  BASED  COMPENSATION
For stock options and warrants granted to employees the Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Stock options and warrants granted to non-employees for services are accounted for in accordance with SFAS No. 123, which requires expense recognition based on the fair value of the options/warrants


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES  CONTINUED

STOCK - BASED COMPENSATION - CONTINUED granted. The Company calculates the fair value of options and warrants granted by use of the Black-Scholes pricing model.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                      YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                            2006            2005
                                                   -----------------------------
Net income (loss) applicable to common
shareholders- as reported                          $ (1,820,000)  $  (5,390,000)

Deduct:  total stock-based employee compen-
sation determined under fair value based
method for all awards, net of related tax effects       (72,000)       (355,000)
                                                   -----------------------------

Net loss applicable to common shareholders -
pro forma                                          $ (1,892,000)  $  (5,745,000)
                                                   =============================

Earnings per share:
    Basic and diluted - as reported                $      (0.01)  $        (.14)
                                                   =============================
    Basic and diluted - pro forma                  $      (0.01)  $        (.13)
                                                   =============================

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                  DECEMBER 31,
                          -------------------------
                                  2006         2005
                          -------------------------
Expected dividend yield   $         -   $        -
Expected stock price
  Volatility                 216%-210%    189%-215%
Risk-free interest rate    4.30%-5.18%           4%
Expected life of options    3-5 years    2-7 years

The weighted average fair value of options granted during 2006 and 2005 are $0.01 and $0.07, respectively.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES  CONTINUED

SHARE-BASED  PAYMENT
The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. Prior to January 1, 2006, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for awards made under the Company's stock-based compensation plans. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has granted options under its Stock Option Plan. The Company has adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123(R). Under this transition method, compensation expense recognized during the three months ended September 30, 2005 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, compensation cost of $23,000 has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the period ended December 31, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123(R), the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

FOR THE YEAR ENDED DECEMBER 31,                  2005

Net income (loss) , as reported              $(5,390,000)
Plus stock-based employee compensation
expense included in reported net loss, net
of related tax effects.                                -
Less stock-based employee compensation
expense determine under fair value based
method for all awards, net of related tax
effects                                         (355,000)
                                             ------------

Pro forma net earnings (loss)                $(5,745,000)
                                             ------------

Basis and diluted net loss per common
share, as reported                           $      (.13)
Basic net loss per share, pro forma          $      (.14)
Diluted net loss per share, Pro forma        $      (.13)


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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the conversion of preferred stock to common stock and from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 32,064,392 shares of common stock were considered in the computation of earning per share but were not included because their inclusion would have been antidiluted.

The following table is a reconciliation of basic and diluted weighted average shares for the years ended December 31, 2006 and 2005.

                                      YEARS ENDED DECEMBER 31,
                                     -------------------------
                                            2006          2005
                                     -------------------------

Basic weighted average shares
outstanding                          175,034,000    42,033,000

Net loss                              (1,816,000)   (5,389,000)

                                               -             -
                                     -------------------------
Per share amount                           (0.01)        (0.13)
                                     =========================

REVENUE  RECOGNITION
Revenues for sales of products that require specific installation and acceptance by the customer are recognized upon such installation and acceptance by the customer. Revenues for sales of other


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES  CONTINUED

REVENUE  RECOGNITION  -  CONTINUED
surgical systems, ultrasound diagnostic devices, and disposable products are recognized when the product is shipped. A signed purchase agreement and a deposit or payment in full from customers is required before a product leaves the premises. Title passes at time of shipment (F.O.B. shipping point).

RESEARCH  AND  DEVELOPMENT
Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company. The total research and development expenses for the years ended December 2006 and 2005 was $250,000 and 855,000, respectively.

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

The nature of the Company's business exposes it to risk from product liability claims. The Company maintains product liability insurance providing coverage up to $2 million per claim with an aggregate policy limit of $2 million. Any losses that the Company may suffer from any product liability litigation could have a material adverse effect on the Company. As of December 31, 2006, the company maintained the policy in placed.

A significant portion of the Company's product sales is in foreign countries. The economic and political instability of some foreign


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES  CONTINUED

CONCENTRATION  OF  RISK  -  CONTINUED
countries may affect the ability of medical personnel to purchase the Company's products and the ability of the customers to pay for the procedures for which the Company's products are used. Such circumstances could cause a possible loss of sales, which would affect operating results adversely.

During the years ended December 31, 2006 and 2005, one single customer represented more than 10 percent of total net sales. Accounts receivable are due from medical distributors, surgery centers, hospitals, optometrists and ophthalmologists located throughout the U.S. and a number of foreign countries. The receivables are generally due within thirty days for domestic customers with extended terms offered for some international customers. The Company maintains an allowance for estimated potentially uncollectible amounts.

WARRANTY
The Company provides product warranties on the sale of certain products that generally extend for one year from the date of sale. The Company maintains a reserve for estimated warranty costs based on historical experience and management's best estimates.
                                                               Years Ended
 Warranty Accruals                                             December 31,
 -----------------                                                2006
                                                              ------------
 Beginning balance - warranty liability                            125,000

 Less: Reductions for payments                                     (10,000)

 Plus: Increase for accrual                                         40,000
                                                              ------------

 Ending balance - warranty liability                               155,000
                                                              =============

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

RECLASSIFICATIONS
No amounts in the 2006 financial statements have been reclassified to conform to the presentation of the current year financial statements.

SERIES  G  PREFERRED  STOCK  DIVIDENDS
During the first quarter of 2005, the Company issued 515,206 shares of common stock to two shareholders that had purchased shares of the Company's Series G convertible preferred stock in a private offering. Under the terms of the private offering, the Company was required to file a registration statement with the Securities and SERIES


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES  CONTINUED

G  PREFERRED  STOCK  DIVIDENDS  -  CONTINUE
Exchange Commission for the purpose of registering the common shares issuable to the Series G preferred stockholders upon conversion of their Series G preferred shares and exercise of their warrants. The shares were issued as a penalty for the Company not having a registration statement declared effective within 120 days of the initial closing of the private offering. These shares were value at $0.10 per share.

2.  GOING  CONCERN

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

3.  DETAIL  OF  CERTAIN  BALANCE  SHEET  ACCOUNTS

Receivables
    Trade receivables                  $   482,000
    Allowance for doubtful accounts        (72,000)
                                       ------------

                                       $   410,000
                                       ============

Inventories:
    Raw Materials                      $ 1,188,000
    Finished goods                       1,077,000
    Reserve for obsolescence            (1,320,000)
                                       ------------

                                       $   945,000
                                       ============

Accrued liabilities:
    Consulting and litigation reserve  $   555,000
    Payroll and employment benefits         44,000
    Sales tax payable                       10,000
    Customer deposits                       19,000
    Accrued royalties                        3,000
    Warranty and return allowance          155,000
    Other accrued expenses                  16,000
                                       ------------

                                       $   802,000
                                       ============

4.  INTANGIBLE  ASSETS

Intangible  assets  consist  of  the  following  at  December  31,  2006:

Goodwill, net of accumulated amortization of
120,000                                       $   339,000
                                               ------------
Other intangible assets:
    Product and technology rights                  769,000
    Engineering and design costs                   482,000
    Patents                                         92,000
                                               ------------

                                                 1,343,000
Accumulated amortization                        (1,343,000)
                                               ------------
Total other intangible asstes                            -
                                               ------------
Net intangible assets                          $   339,000
                                               ============


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

4.  INTANGIBLE  ASSETS  CONTINUED

During the year ended December 31, 2006, the Company has no carrying value of its unissued patent costs and product and technology rights for recoverability. This analysis, based on the estimated future cash flows associated with such assets, resulted in an impairment expense of zero value related to patents and product and technology rights.

The Company performed an impairment test on all intangible assets at December 31, 2006. As a result no impairment expense was recognized in the Company's statements of operations. The no change of impairment was based on a significant increase in sales of the Blood Flow Analyzer during 2006.

5.  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following:

Machinery and equipment                    $   765,000
Computer equipment and software                663,000
Furniture and fixtures                         252,000
Leasehold improvements                         166,000
                                           ------------

                                             1,846,000
Accumulated depreciation and amortization   (1,825,000)
                                           ------------

                                           $    21,000
                                           ============

6.  LEASE  OBLIGATIONS

During the years ended December 31, 2006 and 2005, the Company leased certain equipment under noncancellable capital leases. These leases provide the Company the option to purchase the leased assets at the end of the initial lease term. Assets under capital leases included in fixed assets and are as follows:

Computer and other equipment   $ 291,000

Less accumulated amortization   (287,000)
                               ----------

                               $   4,000
                               ==========


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

6.  LEASE  OBLIGATIONS  CONTINUED

Amortization expense on assets under capital leases during the years ended December 31, 2006 and 2005 was $31,000 and $32,000, respectively.

Capital lease obligations have imputed interest rates of approximately 7% to 22%. The leases are secured by equipment. There are no future minimum payments on the capital lease obligations. Leases were paid in full in the year 2006 are as follows:

                 2006                           $ 14,000

                                                ---------
                                                  14,000

Less amount representing interest                 (1,000)
                                                ---------

Present value of future minimum lease payments    13,000

Less current portion                             (13,000)
                                                ---------

Long-term portion                               $      -
                                                =========

The Company leases office and warehouse space under an operating lease agreement. Future minimum rental payments under the noncancellable operating lease as of December 31, 2006 are approximately as follows:

YEAR ENDING DECEMBER 31,                       AMOUNT
------------------------                      --------

        2007                                  $108,000
        2008                                   110,000
                                              --------

        Total future minimum rental payments  $218,000
                                              ========

Rent expense related to noncancelable operating leases was approximately $108,000 and $140,000 for the years ended December 31, 2006 and 2005, respectively.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

7.  INCOME  TAXES

The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before provision for income taxes for the following reasons:

                                         YEARS ENDED
                                         DECEMBER 31,
                                   ------------------------
                                      2006         2005
                                   ------------------------
Income tax (provision) benefit at
  statutory rate                   $ 619,000   $ 2,101,000
NOL adjustment                             -       893,000
Taxable temporary differences         22,000        57,000
Deductible temporary differences     (38,000)     (156,000)
Non-deductible expenses             (351,000)   (1,064,000)
Change in valuation allowance       (252,000)   (1,831,000)
                                   ------------------------

                                   $       -   $         -
                                   ========================

Deferred  tax  assets  (liabilities)  are  comprised  of  the  following:

                                   ----------------------------
                                       2006           2005
                                   ----------------------------
Net operating loss carryforward    $ 14,720,000   $ 15,127,000
Depreciation, amortization, and
impairment                                    -      1,009,000
Allowance and reserves                2,439,000        771,000
Research and development tax
Credit                                   56,000         56,000
                                   ----------------------------
                                     17,215,000     16,963,000

Valuation allowance                 (17,215,000)   (16,963,000)
                                   ----------------------------

                                   $          -   $          -
                                   ============================

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

7.  INCOME  TAXES  CONTINUED

At December 31, 2006, the Company had net operating loss carryforwards of approximately $43.3 million and research and development tax credit carryforwards of approximately $56,000. These carryforwards are available to offset future taxable income and expire in 2006 through 2021. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.

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

2. Upon the liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $1.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Total liquidation preference at December 31, 2006 was $6,000.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8.  CAPITAL  STOCK  -  CONTINUED

SERIES  A  PREFERRED  STOCK  -  CONTINUED
4.   The  holders  of  the  shares  have  no  voting  rights.

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

Upon the liquidation of the Company, the holders of the Series B Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $4.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Such right, however, is subordinate to the rights of the holders of Series A Preferred Stock to receive a distribution of $1.00 per share plus accrued and unpaid dividends. Total liquidation preference at December 31, 2006 was $36,000.

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

2. Upon the liquidation of the Company, the holders of the Series D Preferred Stock are entitled to receive an amount per share equal


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8.  CAPITAL  STOCK  CONTINUED

     to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2006 was $9,000.

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


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8.  CAPITAL  STOCK  CONTINUED

     preference  at  December  31,  2006  was  $13,000.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8.  CAPITAL  STOCK  CONTINUED

2. Upon the liquidation of the Company, the holders of the Series F Preferred Stock are entitled to receive an amount per share equal to the greater of
     (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment. Total liquidation preference at December 31, 2006 was $245,000.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8.  CAPITAL  STOCK  CONTINUED

2. Upon the liquidation of the Company, the holders of the Series G Preferred Stock are entitled to receive an amount per share equal to the greater of
     (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value of $.25 per share plus declared but unpaid dividends. Total liquidation preference at December 31, 2006 was $147,000.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8.  CAPITAL  STOCK  CONTINUED

The following table summarizes preferred stock activity during the years ended December 31, 2006 and 2005:

                  SERIES A         SERIES B          SERIES C          SERIES D           SERIES E            SERIES F
               SHARES   AMOUNT  SHARES   AMOUNT   SHARES  AMOUNT    SHARES    AMOUNT   SHARES   AMOUNT    SHARES    AMOUNT
Balance at
January 1,
2005             5,627  $    -    8,986  $     -       -  $     -      5,000  $     -   1,000   $     -  4,598.75  $      -

Issuance of
Series G
preferred
stock
for cash             -       -        -        -       -        -          -        -       -         -         -         -
Conversion of
preferred
stock                -       -        -        -       -        -          -        -       -         -         -         -
               ============================================================================================================
Balance at
December 31,
2005             5,627       -    8,986        -       -        -      5,000        -   1,000         -  4,598.75         -

Issuance of
Series G
preferred
stock
for cash             -       -        -        -       -        -          -        -       -         -         -         -

Conversion of
preferred
stock                -       -        -        -       -        -          -        -    (750)        -         -         -
               ============================================================================================================
Balance at
December 31,
2006             5,627  $    -    8,986  $     -       -  $     -      5,000  $     -     250   $     -  4,598.75  $      -
               ============================================================================================================

Authorized     500,000          500,000           30,000           1,140,000           50,000              50,000
               ============================================================================================================

Liquidation
preference              $6,000           $36,000          $     -             $ 9,000           $53,000            $245,000
               ============================================================================================================

                     SERIES G
                 SHARES      AMOUNT
Balance at
January 1,
2005            1,726,560   $  2,000

Issuance of
Series G
preferred
stock
for cash                -          -
Conversion of
preferred
stock          (1,138,325)    (1,000)
               ======================
Balance at
December 31,
2005              588,235      1,000

Issuance of
Series G
preferred
stock
for cash                -          -

Conversion of
preferred
stock                   -          -
               ======================
Balance at
December 31,
2006              588,235   $  1,000
               ======================

Authorized      2,000,000
               ======================

Liquidation
preference                  $147,000
               ======================

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

9.  CONVERTIBLE  NOTES

CONVERTIBLE  NOTES

April 27, 205 Sale of $2,500,000 in Convertible Notes. To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors provided the Company with an aggregate of $2,500,000 as follows:

      -     $850,000  was  disbursed  on  April  27,  2005;

      - $800,000 was disbursed on June 23, 2005 after filing a registration statement on June 22, 2005 to register the shares of common stock underlying the convertible notes and the warrants; and

      - $850,000 was disbursed on June 30, 2005, the effective date of the registration statement.

Under the terms of the securities purchase agreement, the Company agreed not, without the prior written consent of a majority-in-interest of the investors, to negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning April 27, 2005 and ending on the later of (a) 270 days from April 27, 2005, or (b) 180 days from the date the registration statement is declared effective.

In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning April 27, 2005 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its prorata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

9.  CONVERTIBLE  NOTES  CONTINUED

financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

The $2,500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0945, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the selling stockholders' option, at the lower of (i) $.09 or
(ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

The convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.09 per share. An event of default includes the failure by the Company to pay the principal or interest on the callable secured convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

9.  CONVERTIBLE  NOTES  CONTINUED

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

The noteholders have agreed to restrict their ability to convert their callable secured convertible notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the selling stockholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. As of January 31, 2007, a total of $854,920 in convertible notes had been converted pursuant to conversion notices from the noteholders.

February 28, 2006 Sale of $1,500,000 in Convertible Notes. To obtain additional funding for the Company's ongoing operations, the Company entered into a second securities purchase agreement on February 28, 2006 with the same four accredited investors for the sale of (i) $1,500,000 in convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

  -  $500,000  was  disbursed  on  February  28,  2006;

  - $500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock underlying the convertible notes. The registration statement was subsequently withdrawn on July 25, 2006 and a new registration statement was filed on September 15, 2006 to register 60,000,000 shares of common stock issuable upon


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

9.  CONVERTIBLE  NOTES  CONTINUED

conversion  of  the  convertible  notes.

  - $500,000 will be disbursed upon the effectiveness of the registration statement that registers 60,000,000 shares of common stock underlying the convertible notes.

  - The Company delivers to the investors duly executed convertible notes and warrants;

  - No litigation, statute, regulation or order had been commenced, enacted or entered by or in any court, governmental authority or any self-regulatory organization that prohibits consummation of the transactions contemplated by the securities purchase agreement; and

.. - No event occurred that could reasonably be expected to have a material adverse effect on the Company's business.

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

In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning February 28, 2006 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its prorata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

9.  CONVERTIBLE  NOTES  CONTINUED

equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

The $1,500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the selling stockholders' option, at the lower of (i) $.02 or
(ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

The convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.02 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the callable secured convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.


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

9.  CONVERTIBLE  NOTES  CONTINUED

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

The noteholders have agreed to restrict their ability to convert their callable secured convertible notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the selling stockholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional convertible notes.

The Company is required to register 60,000,000 shares of its common stock issuable upon the conversion of the convertible notes that were issued to the noteholders pursuant to the securities purchase agreement that the Company entered into on February 28, 2006. The registration statement must be filed with the Securities and Exchange Commission within 60 days of the February 28, 2006 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at our option

10.  STOCK  OPTION  PLAN  AND  WARRANTS

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

10.  STOCK  OPTION  PLAN  AND  WARRANTS  CONTINUED

The Company granted the following options and warrants during the year ended December 31, 2005:

     - Options employees, officers, and the board of directors to purchase 1,250,000 shares of common stock at an exercise price ranging from $0.09 to $0.10.

     - Warrants to purchase 16,534,392 shares of common stock at an exercise price of $0.20 per share in return for the sale of callable secure convertible notes.

     - Warrants to investors to purchase 200,000 shares of common stock at an exercise price of $0.15.

The Company granted the following options and warrants to non-employees during the year ended December 31, 2006:

     - Options to employees, officers and the board of directors to purchase 4,700,000 shares of common stock at an exercise price ranging from $0.01 to $0.02.

     Warrants to purchase 8,000,000 shares of common stock at an exercise price of $0.10 per share in return for the sale of callable secure convertible notes.

A  schedule  of  the  options  and  warrants  is  as  follows:

                            NUMBER OF            EXERCISE
                     ------------------------    PRICE PER
                       OPTIONS     WARRANTS        SHARE
                     ---------------------------------------
Outstanding at
  January 1, 2005     3,846,206    2,446,964   $0.10 - 12.98
    Granted           1,250,000   16,734,392     0.09 - 0.20
    Exercised                 -            -               -
    Expired            (274,603)     (10,048)    0.50 - 7.50
    Forfeited          (889,103)     410,882    0.22 - 12.98
                     ---------------------------------------
Outstanding at
  December 31, 2005   3,932,500   19,582,190    0.10 - 12.98
                     -----------  -----------  -------------
    Granted           4,700,000    8,000,000     0.01 - 0.10
    Exercised                 -            -               -
    Expired            (225,000)  (2,522,798)    0.50 - 7.50
    Forfeited        (1,402,500)           -     0.10 - 2.75
                     ---------------------------------------
Outstanding at
  December 31, 2006   7,005,000   25,059,392   $ 0.01 - 6.75
                     =======================================

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

10.  STOCK  OPTION  PLAN  AND  WARRANTS  CONTINUED

The following table summarizes information about stock options and warrants outstanding at December 31, 2006:

                             OUTSTANDING                    EXERCISABLE
                -----------------------------------  ----------------------
                               WEIGHTED
                               AVERAGE
                              REMAINING    WEIGHTED                WEIGHTED
  RANGE OF                   CONTRACTUAL    AVERAGE                 AVERAGE
  EXERCISE        NUMBER         LIFE      EXERCISE     NUMBER     EXERCISE
   PRICES       OUTSTANDING    (YEARS)       PRICE    EXERCISABLE    PRICE
---------------------------------------------------  ----------------------
$0.01 - 0.75    30,989,392          0.52  $    0.01    2,759,339  $    0.17
 2.00 - 5.00     1,025,000          2.80       3.11    1,027,500       3.14
 6.00 - 8.13        50,000          3.42       6.75       50,000       6.75
       12.98             -             -      12.98            -      12.98
---------------------------------------------------  ----------------------

$0.01 - 12.98   32,064,392          0.60  $    3.80    3,836,839  $    1.14
===================================================  ======================

11.  GAIN  ON  SETTLEMENT  OF  LIABILITIES

Due to the Company's ongoing cash flow difficulties, during 2006 and 2005 most vendors and suppliers were contacted with attempts to negotiate reduced payments and settlements of outstanding accounts payable and accrued expenses. While some vendors refused to negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount. The accounts payable forgiven by vendors and suppliers and accrued expenses settled resulted in a gain of $34,000 and $12,000 in 2006 and 2005, respectively.

12.  RELATED  PARTY  TRANSACTIONS

A law firm, of which the chairman of the board of directors of the Company is a shareholder, has rendered legal services to the Company. The Company paid this firm $148,000 and $220,000, for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company owed this firm $124,000, which is included in accounts payable.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

13.  SUPPLEMENTAL  CASH  FLOW  INFORMATION

During  the  year  ended  December  31,  2006,  the  Company:

     - Incurred paid obligation of approximately $13,000 for the settlement of accrued liabilities of approximately $47,000 and recorded a corresponding gain of $34,000.

Actual  amounts  paid  for  interest  and  income  taxes  are  as  follows:

                     YEARS ENDED
                     DECEMBER 31,
                   ----------------
                    2006     2005
                   ----------------
Interest            7,000  $ 15,000
                   ================

Income taxes       $    -  $      -
                   ================


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

14.  EXPORT  SALES

Total  sales  include  export  sales  by  major  geographic  area  as  follows:

                      YEARS ENDED
                      DECEMBER 31,
                 ----------------------
GEOGRAPHIC AREA     2006        2005
---------------  ----------------------
Far East         $  535,000  $  500,000
South America        42,000      27,000
Middle East          98,000     162,000
Europe              511,000     817,000
Canada              100,000      62,000
Mexico                7,000       1,000
Africa                    -       1,000
                 ----------------------

                 $1,293,000  $1,570,000
                 ======================

15.  SAVINGS  PLAN

In November 1996, the Company established a 401(k) Retirement Savings Plan for the Company's officers and employees. The Plan provisions include eligibility after six months of service, a three year vesting provision and nondiscriminatory no matching contributions at this time. During the years ended December 31, 2006 and 2005, the Company made no contributions to the Plan.

16.  COMMITMENTS  AND  CONTINGENCIES  CONTINUED

On June 12, 2006, the Company entered into a Worldwide OEM Agreement with MEDA Co., Ltd., one of China's leading developers and producers of ultrasound devices. Under the terms of the agreement, MEDA agrees to jointly engineer, develop and manufacture the Company's next generation of the Ultrasound BioMicroscope, as well as other proprietary new products and enhancement of the Company's current products. The products to be manufactured by MEDA, at agreed upon costs, and supplied to the Company for resale include the following new products: an ultrasound biomicroscope, two ultrasound A/B Scans, a biometric A-Scan and a pachymeter.

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

16.  COMMITMENTS  AND  CONTINGENCIES  CONTINUED

made available to the Company for its products. Moreover, in the interest of product improvement, MEDA agrees to collaborate with the Company and its designated engineers, employees and consultants to consider and potentially implement jointly or individually the development of product enhancements on the Company's products to be manufactured by MEDA.

The software and hardware modifications designed jointly by the Company and MEDA will be considered the joint intellectual property of the Company and MEDA and may be used, without restriction, unless otherwise previously agreed to, by either party. MEDA also agrees to provide a 12 month warranty on all products that it manufactures for the Company. If defects cannot be corrected at our facilities, the products may be returned to MEDA for the purposes of carrying out such repairs as required, and MEDA agrees to return the repaired products to the Company or its designated agent or distributor within ten working days from the date of receiving such products, at no cost to the Company, and MEDA will pay return freight costs.

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

MEDA provides the Company with several ultrasound devices. These devices include the P37-II A/B Scan, the P2000 A-Scan Biometric Analyzer, P2200 Pachymeter and the P2500, which is a combined A-Scan and pachymeter. MEDA also manufactures the P2700 and P37-II A/B Scans and the P50 Ultrasound Biomicroscope. The agreement provides exclusive distribution rights to the Company


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

16.  COMMITMENTS  AND  CONTINGENCIES  CONTINUED

throughout most of the world, including the United States and Canada, once FDA approval is received on these devices.

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

In the event of a change of control of the Company, then all outstanding stock options granted to Mr. Cannefax shall be immediately vested. A change of control shall be deemed to have occurred if (i) a tender offer shall be made and consummated for the


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

16.  COMMITMENTS  AND  CONTINGENCIES  CONTINUED

ownership of more than 25% of the Company's outstanding shares; (ii) the Company shall be merged or consolidated with another corporation and, as a result, less than 25% of the outstanding common shares of the surviving corporation shall be owned in the aggregate by the Company's former shareholders, as the same shall have listed prior to such merger or consolidation; (iii) the Company shall sell all or substantially all of its assets to another corporation that is not a wholly owned subsidiary or affiliate; (iv) as a result of any contested election for the Board of Directors, or any tender or exchange offer, merger of business combination or sale of assets, the persons who were directors of the Company before such a transaction shall cease to constitute a majority of the Board of Directors; or (v) a person other than an officer or director of the Company shall acquire more than 20% of the outstanding shares of common stock of the Company.

The Company entered into an employment agreement with John Y. Yoon, which commenced on March 18, 2004 and was to expire on March 18, 2007. The employment agreement required Mr. Yoon to devote substantially all of his working time as the Company's President and Chief Executive Officer, providing that he could be terminated for "cause" (as defined in the agreement) and prohibited him from competing with the Company for two years following the termination of his employment agreement. The employment agreement provided for the payment of an initial base salary of $175,000, effective as of April 1, 2004. The employment agreement also provided for salary increases and bonuses as shall be determined at the discretion of the Board of Directors. The employment agreement further provided for the issuance of stock options to purchase 1,000,000 shares of the Company's common stock at $.13 per share. The options were to vest in 36 equal monthly installments of 27,778 shares, beginning on April 30, 2004 until such shares were vested. Mr. Yoon resigned as President and Chief Executive Officer of the Company on December 31, 2005 to pursue other opportunities. At the time of his resignation, stock options to purchase 583,338 shares of the Company's common stock were vested. Under the terms of the 1995 Stock Option Plan, the vested options terminated on March 31, 2006.

The Company entered into an employment agreement with Aziz A. Mohabbat on October 5, 2004, which was effective as of April 1, 2004, and was to expire on March 18, 2006. The employment


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

16.  COMMITMENTS  AND  CONTINGENCIES  CONTINUED

agreement required Mr. Mohabbat to devote substantially all of his working time as the Company's Vice President of Operations and Chief Operating Officer, provided that he could be terminated for "cause" (as defined in the agreement) and prohibited him from competing with the Company for two years following the termination of the employment agreement. The employment agreement provided for the payment of an initial base salary of $144,500, effective as of April 1, 2004. The employment agreement also provided for salary increases and bonuses as shall be determined at the discretion of the Company's Board of Directors. The employment agreement further provided for the issuance of stock options to purchase 200,000 shares of the Company's common stock at $.12 per share. These options were to vest in 36 equal monthly installments of 5,556 shares, beginning on April 30, 2004, until such shares were vested. Mr. Mohabbat resigned as Vice President of Operations and Chief Operating Officer of the Company on November 15, 2005 to pursue other opportunities. At the time of his resignation, stock options to purchase 105,564 shares of the Company's common stock were vested. Under the terms of the 1995 Stock Option Plan, the vested options terminated on February 13, 2006.

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

In addition, the board resolutions provided that the Company was to issue to Mr. Hemmer warrants to purchase 125,000 shares of common stock at $2.63 per share, exercisable for a period of five years, and warrants to purchase 75,000 shares of common stock at $7.50 per share, exercisable for a period of five years, but such warrants were not to be issued until Mr. Hemmer exercised all of the warrants to purchase 125,000 common shares at $2.63 per share.


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

16.  COMMITMENTS  AND  CONTINGENCIES  CONTINUED

The Company has paid a total of $87,500 to Mr. Hemmer under the consulting agreement.

On May 30, 2006, the Company entered into an agreement with Mr. Hemmer in which he acknowledged that the Company owed him a total of $12,500 for past services he rendered to the Company, including as a consultant, and the Company agreed to pay him the sum of $12,500 in twelve monthly installments of $1,000 each and a final monthly payment of $500. The Company has paid $7,000 to Mr. Hemmer under this agreement.

LITIGATION
An action was brought against the Company in March 2000 by George Wiseman, a former employee, in the Third District Court of Salt Lake County, State of Utah. The complaint alleges that the Company owes Mr. Wiseman 6,370 shares of its common stock plus costs, attorney's fees and a wage penalty (equal to 1,960 additional shares of its common stock) pursuant to Utah law. Based upon an extension of a written employment agreement, the Company believes the claim is without merit and intends to vigorously defend against the action.

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

16.  COMMITMENTS  AND  CONTINGENCIES  CONTINUED

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

16.  COMMITMENTS  AND  CONTINGENCIES  CONTINUED

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

Following the entry of the final judgment and order of dismissal with prejudice in the state court class action lawsuit, there was a 30 day period to appeal the final judgment and order. The 30 day period has now lapsed and no appeal was made of the final judgment and order. Consequently, the final judgment and order entered by the state court is nonappealable. Under the terms of settlement of the state court class action lawsuit, U.S. Fire agreed to pay the sum of $625,000 in cash to the class members that purchased shares of Series E


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

16.  COMMITMENTS  AND  CONTINGENCIES  CONTINUED
Convertible  preferred  stock  on  or  about  July  11,  2001.

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

17.  RECENT  ACCOUNTING  PRONOUNCEMENTS

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

17.  RECENT  ACCOUNTING  PRONOUNCEMENTS  CONTINUED

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires employers that sponsor defined benefit pension and postretirement plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position and provide additional disclosures. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006 for companies whose securities are publicly traded. The Company does not expect the adoption of SFAS 158 to have a significant effect on its financial position or results of operation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS 157 to have a significant effect on its financial position or results of operation.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

17.  RECENT  ACCOUNTING  PRONOUNCEMENTS  CONTINUED

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In  March  2006,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets -- an Amendment of FASB Statement No. 140 ("SFAS 156")." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the service or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Financial Accounting Standards Board Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

17.  RECENT  ACCOUNTING  PRONOUNCEMENTS  CONTINUED

presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of SFAS 156 will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"), to
(a) permit fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarify which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establish a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarify that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amend Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS 155 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes SFAS 155 will have no impact on the financial statements of the Company once adopted.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"), to change financial reporting requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and it also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

17.  RECENT  ACCOUNTING  PRONOUNCEMENTS  CONTINUED

provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of SFAS 154 is not expected to have a material impact on the Company's financial statements.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation.

Impairment of Long-Lived Assets - In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

18.  SUBSEQUENT  EVENTS

In December 2006, a hearing on the motion for summary judgment in the Todd Smith case (Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 030924951CN) was held. At the hearing the court granted the motion dismissing the case in its entirety against the Company and three of its directors. A notice of appeal was filed on behalf of Mr. Smith and then subsequently withdrawn.

Also in December 2006, a hearing on the motion for summary judgment in the Corinne Powell case (Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 030918364) was held. At the hearing the court granted the motion dismissing the case in its entirety against the Company and one of the directors. The appeal time has expired with no appeal being filed.

On January 31 and February 1, 2007, the Company received FDA 510(k) pre-market approval for a new generation of ultrasound devices to be manufactured by MEDA Co., Inc. pursuant to the terms of the Worldwide OEM Agreement that the Company entered into with MEDA on June 12, 2006. MEDA is one of China's leading developers and producers of ultasound devices. This 510(K) approval allows the new devices to be sold in the United States.

The new ultrasound devices, which are to be manufactured by MEDA and sold by the Company in the United States, include the


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

P2000 A-Scan (used to measure axial length of the eye), the P2200 Pachymeter (used for measuring corneal thickness), the P2500 A-Scan/Pachymeter (a combination of the two stand alone devices), the P2700 AB/Scan (an ultrasound imaging device for detecting abnormalities within the eye) and the P37-II (a more advanced AB/Scan used to provide portability for ophthalmology veterinary applications) and the P50 Ultrasound Biomicroscope for high frequency imaging of the anterior chamber of the eye.


--------------------------------------------------------------------------------
                                                                            F-51

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

       As of March 31, 2007, the Company's executive officers and directors, their ages and their positions are set forth below:

       Name                       Age    Position
       ----                       ---    --------
       Raymond P.L. Cannefax      58     President and Chief Executive Officer
       Randall A. Mackey, Esq.    61     Chairman of the Board and Director
       David M. Silver, PhD.      65     Director
       Keith D. Ignotz            60     Director
       John C. Pingree            66     Director

       The directors are elected for one year terms that expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

       Raymond P.L. Cannefax has served as the Company's President and Chief Executive Officer since January 5, 2006. Mr. Cannefax previously served as the Company's Vice President of Sales and Marketing from January 2003 to May 2005. From May 2005 to January 2006, Mr. Cannefax served as Vice President of the Asia/Pacific Region for Sonomed, Inc., a manufacturer of ophthalmic products and a wholly owned subsidiary of Escalon Medical Corp. From January 2002 to January 2003, Mr. Cannefax was Vice President of Business Development and Sales for Vermax, Inc., a manufacturer of products for hotel properties. From 1996 to January 2002, he was President, Chief Operating Officer and founder of Aspen Network, Inc., a software development and ecommerce company. From 1992 to 1996, Mr. Cannefax was President and Chief Executive Officer of Apollo Telecom, Inc., a telecommunications company. From 1986 to 1992, he was a Regional Sales Director and a Senior District Manager of Sprint Communications Corporation. Mr. Cannefax received a B.S. degree in Psychology and Zoology from the University of Utah in 1976.

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

Appointment of New Vice President of Finance, New Vice President of Domestic Sales, New Vice President of International Sales, and New Vice President of Operations

       On March 20, 2006, Luis A. Mostacero was appointed as the Vice President of Finance. Mr. Mostacero previously served as the Controller from June 2000 to August 2005. On January 4, 2006, Alfred B. Franklin was appointed as Vice President of Domestic Sales, replacing Michael S. Austin who resigned as Vice President of Sales and Marketing on November 28, 2006, to pursue other opportunities; Christina M. O'Connor was appointed as Vice President of International Sales; and Julio C. Maximo was appointed as Vice President of Operations.

Board Meetings and Committees

       The Board of Directors held a total of four meetings during the fiscal year ended December 31, 2006. No director attended fewer than 75% of all meetings of the Board of Directors during the 2006 fiscal year. The Audit Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey, Keith D. Ignotz and John C. Pingree. The Audit Committee met one time during the fiscal year. The Audit Committee is primarily responsible for reviewing the services performed by its independent public accountants and internal audit department and evaluating its accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey, Keith
D. Ignotz and John C. Pingree. The Compensation Committee met one time during the fiscal year. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options.

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

Item 10. Executive Compensation

       The following table sets forth, for each of the last three fiscal years, the compensation received by Raymond P.L. Cannefax, President and Chief Executive Officer, and other executive officers whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal years ended December 31, 2006, 2005 and 2004.

                                                   Summary Compensation Table


                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                        Non-Equity   Non-qualified
                                                                        Incentive      Deferred
                                                                           Plan         Compen-       All Other
Name and                                           Stock     Option       Compen-       sation          Compen-
Principal Position     Year   Salary$   Bonus($)   Awards   Awards($)     sation       Earnings         sation         Total
------------------     ----   -------   --------   ------   ---------   ----------   -------------    ---------      ---------
Raymond P.L.           2006   127,940      -         -          -            -              -              -         $ 127,940
Cannefax  President    2005    64,285      -         -          -            -              -              -            64,285
and Chief Executive    2004         0      -         -          -            -              -              -                 0
Officer(1)
----------------------
(1)    Mr. Cannefax has served as President and Chief Executive Officer since January 5, 2006.



                                         Supplemental All Other Compensation Table


                                                                          Registrant
                                                                          Contribu-                    Dividends
                   Perks                                                   tions to                        or
                    and                                    Payments/       Defined                      Earnings
                   Other         Tax        Discounted      Accruals      Contribu-                     on Stock
                 Personal     Reimburse-    Securities     on Termin-        tion        Insurance     or Option
Name             Benefits       ments       Purchases     ation Plans       Plans        Premiums        Awards      Other
------------     --------     ----------    ----------    -----------     ----------     ---------     ----------    -----
Raymond P.L.         -            -             -              -              -              -             -           -
Cannefax

                                                     Grants of Plan-Based Awards


                          Estimated Future Payouts Under      Estimated Future Payouts
                            Non-Equity Incentive Plan        Under Equity Incentive Plan
                                      Awards                          Awards
                         -------------------------------    -------------------------------
                                                                                                              All Other
                                                                                               All Other       Option
                                                                                                 Stock        Awards:
                                                                                                Awards:      Number of     Exercise
                                                                                               Number of     Securities     or Base
                                                                                               Shares of       Under-      Price of
                                                                                                Stock or       lying        Option
               Grant     Threshold    Target     Maximum    Threshold     Target    Maximum      Units        Options       Awards
   Name         Date        ($)         ($)        ($)         (#)         (#)        ($)         (#)           (#)         ($/Sh)
------------   ------    ---------   --------    -------    ---------     ------    -------    ----------    ----------    --------
Raymond P.L.   1/5/06        -          -           -           -           -          -           -         4,500,000       $.01
Cannefax


                                            Outstanding Equity Awards At Fiscal Year End

                                                                                                                           Equity
                                                                                                             Equity       Incentive
                                                                                                            Incentive       Plan
                                                                                                              Plan        Awards:
                                                                                                              Awards      Market or
                                              Equity                                                        Number of      Payout
                                             Incentive                                           Market     Unearned      Value of
                             Number of     Pan Awards                              Number      Value of      Shares,      Unearned
                Number of   Securities      Number of                                of        Shares or    Units or      Shares,
               Securities   Underlying     Securities                             Shares or    Units of      Other        Units or
               Underlying   Unexercised     Underlying                            Units of       Stock       Rights        Other
              Unexercised    Options:      Unexercised    Option                    Stock      That Have    That Have    Rights That
                 Options        (#)          Unearned    Exercise     Option      Held That       Not          Not        Have Not
                   (#)        Unexer-         Options     Price     Expiration    Have Not       Vested      Vested        Vested
    Name      Exercisable    cisable           (#)         ($)         Date       Vested(#)       ($)          (#)           ($)
------------  -----------   -----------    -----------   --------   ----------    ---------    ---------    ----------   ----------
Raymond P.L.       0             0               -           -          -              -            -            -             -
Cannefax

                    Option Exercises and Stock Vested for Fiscal 2006


                                 Option Awards                    Stock Awards
                       -------------------------------  -------------------------------
                          Number of                       Number of
                       Shares Acquired  Value Realized  Shares Acquired  Value Realized
                         on Exercise     on Exercise      on Vesting       on Vesting
        Name                 (#)             ($)             (#)              ($)
---------------------  ---------------  --------------  ---------------  --------------

Raymond P.L. Cannefax         0               -               0                -

                        Pension Benefits for Fiscal 2006


                                    Number of
                                      Years     Present Value
                                     Credited   of Accumulated  Payments During
                                     Service       Benefit      Last Fiscal Year
         Name           Plan Name      (#)           ($)              ($)
---------------------   ---------   ---------   --------------  ----------------
Raymond P.L. Cannefax     None           -             -                -


Director Compensation

       Outside directors are currently not paid a director's fee for their services but are reimbursed for their expenses in attending board and committee meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefore. The directors were not granted any options to purchase shares of the Company's common stock during 2005 or 2006.

                                     Director Compensation for Fiscal 2006


                                                                          Change in
                                                                         Pension Value
                          Fees                                                and
                        Earned or                         Non-Equity     Nonqualified
                         Paid In     Stock     Option   Incentive Plan     Deferred        All Other
                          Cash       Awards    Awards    Compensation    Compensation     Compensation   Total
Name                       ($)        ($)       ($)          ($)           Earnings           ($)         ($)
---------------------   ---------    ------    ------   --------------   --------------   ------------   -----
Keith D. Ignotz             0          -         -            -                -               -           0
Randall A. Mackey           0          -         -            -                -               -           0
John C. Pingree             0          -         -            -                -               -           0
David M. Silver, PhD.       0          -         -            -                -               -           0


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

1995 Stock Option Plan

       The Company adopted a 1995 Stock Option Plan, for the officers, employees, directors and consultants of its company on November 7, 1995. The plan authorized the granting of stock options to purchase an aggregate of not more than 300,000 shares of its common stock. On February 16, 1996, options for substantially all 300,000 shares were granted. On June 9, 1997, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 300,000 shares to 600,000 shares. On September 3, 1998, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 600,000 shares to 1,200,000 shares. On November 29, 2000, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 1,200,000 shares to 1,700,000 shares. On September 11, 2001, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 1,700,000 shares to 2,700,000 shares. On June 13, 2003, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 2,700,000 shares to 3,700,000 shares. On July 11, 2005, its shareholders approved an amendment to the plan to increase the number of shares of common stock reserved for issuance thereunder from 3,700,000 shares to 5,000,000 shares.

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

       In the event of a change of control of the Company, then all outstanding stock options granted to Mr. Cannefax shall be immediately vested. A change of control shall be deemed to have occurred if (i) a tender offer shall be made and consummated for the ownership of more than 25% of the Company's outstanding shares; (ii) the Company shall be merged or consolidated with another corporation and, as a result, less than 25% of the outstanding common shares of the surviving corporation shall be owned in the aggregate by the Company's former shareholders, as the same shall have listed prior to such merger or consolidation; (iii) the Company shall sell all or substantially all of its assets to another corporation that is not a wholly owned subsidiary or affiliate; (iv) as a result of any contested election for the Board of Directors, or any tender or exchange offer, merger of business combination or sale of assets, the persons who were directors of the Company before such a transaction shall cease to constitute a majority of the Board of Directors; or
(v) a person other than an officer or director of the Company shall acquire more than 20% of the outstanding shares of common stock of the Company.

       The Company entered into an employment agreement with John Y. Yoon, which commenced on March 18, 2004 and was to expire on March 18, 2007. The employment agreement required Mr. Yoon to devote substantially all of his working time as the Company's President and Chief Executive Officer, providing that he could be terminated for "cause" (as defined in the agreement) and prohibited him from competing with the Company for two years following the termination of his employment agreement. The employment agreement provided for the payment of an initial base salary of $175,000, effective as of April 1, 2004. The employment agreement also provided for salary increases and bonuses as shall be determined at the discretion of the Board of Directors. The employment agreement further provided for the issuance of stock options to purchase 1,000,000 shares of the Company's common stock at $.13 per share. The options were to vest in 36 equal monthly installments of 27,778 shares, beginning on April 30, 2004 until such shares were vested. Mr. Yoon resigned as President and Chief Executive Officer of the Company on December 31, 2005 to pursue other opportunities. At the time of his resignation, stock options to purchase 583,338 shares of the Company's common stock were vested. Under the terms of the 1995 Stock Option Plan, the vested options terminated on March 31, 2006.

       The Company entered into an employment agreement with Aziz A. Mohabbat on October 5, 2004, which was effective as of April 1, 2004, and was to expire on March 18, 2006. The employment agreement required Mr. Mohabbat to devote substantially all of his working time as the Company's Vice President of Operations and Chief Operating Officer, provided that he could be terminated for "cause" (as defined in the agreement) and prohibited him from competing with the Company for two years following the termination of the employment agreement. The employment agreement provided for the payment of an initial base salary of $144,500, effective as of April 1, 2004. The employment agreement also provided for salary increases and bonuses as shall be determined at the discretion of the Company's Board of Directors. The employment agreement further provided for the issuance of stock options to purchase 200,000 shares of the Company's common stock at $.12 per share. These options were to vest in 36 equal monthly installments of 5,556 shares, beginning on April 30, 2004, until such shares were vested. Mr. Mohabbat resigned as Vice President of Operations and Chief Operating Officer of the Company on November 15, 2005 to pursue other opportunities. At the time of his resignation, stock options to purchase 105,564 shares of the Company's common stock were vested. Under the terms of the 1995 Stock Option Plan, the vested options terminated on February 13, 2006.

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

       In addition, the board resolutions provided that the Company was to issue to Mr. Hemmer warrants to purchase 125,000 shares of common stock at $2.63 per share, exercisable for a period of five years, and warrants to purchase 75,000 shares of common stock at $7.50 per share, exercisable for a period of five years, but such warrants were not to be issued until Mr. Hemmer exercised all of the warrants to purchase 125,000 common shares at $2.63 per share. The Company has paid a total of $87,500 to Mr. Hemmer under the consulting agreement.

       On May 30, 2006, the Company entered into an agreement with Mr. Hemmer in which he acknowledged that the Company owed him a total of $12,500 for past services he rendered to the Company, including as a consultant, and the Company agreed to pay him the sum of $12,500 in twelve monthly installments of $1,000 each and a final monthly payment of $500. The Company has paid $7,000 to Mr. Hemmer under this agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of March 31, 2007 for (i) each executive officer (ii) each director, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.

                                                               Percent of
Name and Address(1)                   Number of Shares          Ownership
-------------------------             ----------------         ----------
Raymond P.L. Cannefax (2)                  4,500,000              2.2%
Dr. David M. Silver (2)                      761,166               *
Randall A. Mackey (2)                        725,000               *
Keith D. Ignotz (2)                          525,709               *
John C. Pingree (2)                          431,500               *
                                         -----------
Executive officers and directors
   as a group (five persons)               6,943,375              3.5%
-----------------
*Less than 1%.

(1) Unless otherwise indicated, the address of each listed stockholder is c/o Paradigm Medical Industries, Inc., 2355 South 1070 West, Salt Lake City, Utah, 84119.
(2) The amounts shown include shares that may be acquired currently, or within 60 days after March 31, 2007 through the exercise of stock options are follows: Mr. Cannefax, 4,500,000 shares; Dr. Silver, 725,000 shares; Mr. Mackey, 725,000 shares; Mr. Ignotz, 525,851 shares; and Mr. Pingree, 275,000 shares.

Item   12. Certain Relationships and Related Transactions

       The information set forth herein describes certain transactions between the Company and certain affiliated parties. Future transactions, if any, will be approved by a majority of the disinterested members and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

       Randall A. Mackey, a director since January 21, 2000, and from September 1995 to September 3, 1998 and chairman of the board since August 30, 2002, is president and a shareholder of the law firm of Mackey Price Thompson & Ostler, which rendered legal services in connection with various corporate matters. Legal fees and expenses paid to Mackey Price Thompson & Ostler for the fiscal years ended December 31, 2006 and 2005, totaled $148,000 and $220,000, respectively. In addition, on April 7, 2005 the Company issued 250,000 shares of common stock to Mackey Price Thompson & Ostler in payment of $22,500 in legal services. As of December 31, 2006, the Company owed this firm $133,850, which is included in accounts payable.

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

  4.8 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (6)
  4.9       Warrant to Purchase Common Stock with Dr. Michael B. Limberg (6)
 4.10 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (7)
 10.1       Exclusive Patent License Agreement with PhotoMed(1)
 10.2       Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
 10.3       1995 Stock Option Plan (1)
 10.4       License Agreement with Sunnybrook Health Science Center(8)
 10.5       Employment Agreement with John Y. Yoon(9)
 10.6       Stock Purchase and Sale Agreement with William Ungar (10)
 10.7       Employment Agreement with Aziz A. Mohabbat (11)
 10.8       Investment Banking Agreement with Alpha Advisory Services, Inc. (12)
 10.9       Manufacturing and Distribution  Agreement with E-Technologies,  Inc.
            (12)
10.10 Settlement Agreement with Innovative Optics, Inc., Barton Dietrich Investments, L.P. and United States Fire Insurance Company (13)
10.11       Stipulation and Agreement of Settlement (14)
10.12       Supplemental Agreement (14)
10.13       Stipulation of Settlement (14)
10.14       Supplemental Agreement (14)
10.15 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLP (the "Purchasers")(15)
10.16       Form of Callable Secured Convertible Note with each purchaser(15)
10.17       Form of Stock Purchase Warrant with each purchaser(15)
10.18       Security Agreement with Purchasers(15)
10.19       Intellectual Property Security Agreement with Purchasers(15)
10.20       Registration Rights Agreement with Purchasers(15)
10.21       Stock Purchase Agreement with Mackey Price Thompson & Ostler(16)
10.22       Employment Agreement with Raymond P.L. Cannefax(17)
10.23 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLP(18)
10.24       Form of Callable Secured Convertible Note with each purchaser(18)
10.25       Form of Stock Purchase Warrant with each purchaser(18)
10.26       Security Agreement with Purchasers(18)
10.27       Intellectual Property Security Agreement with Purchasers(18)
10.28       Registration Rights Agreement with Purchasers(18)
10.29       Settlement Agreement with Dr. Joseph Spadafora (19)
10.30       Worldwide OEM Agreement with MEDA Co., Ltd.(20)
 31.1       Certification  pursuant  to 18 U.S.C.  Section  1350,  as enacted by
            Section 302 of the Sarbanes-Oxley Act of 2002
 31.2       Certification  pursuant  to 18 U.S.C.  Section  1350,  as enacted by
            Section 302 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------

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

     (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2006.

Item 14. Principal Accountant Fees and Services

       Fees for the 2006 annual audit of the financial statements and related quarterly review services were $28,600. Fees in 2006 related to the review of registration statements and assistance in responding to SEC comments were $1,300. Fees in 2006 for edgarization of filings were $2,600. Fees in 2006 for tax return preparation were $3,500. There were no other fees in 2006 for meetings and other consultation.

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

                                       PARADIGM MEDICAL INDUSTRIES, INC.




Dated: March 31, 2007                  By: /s/  Raymond P.L. Cannefax
                                          ------------------------------------
                                           Raymond P.L. Cannefax,
                                           President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

      Signature                          Title                      Date
---------------------------   -----------------------------    --------------

/s/ Raymond P.L. Cannefax     President and Chief Executive    March 31, 2007
---------------------------   Officer (Principal Executive
Raymond P.L. Cannefax         Officer)



/s/ Randall A. Mackey         Chairman of the Board and        March 31, 2007
---------------------------   Director
Randall A. Mackey



/s/ David M. Silver           Director                         March 31, 2007
---------------------------
David M. Silver, Ph.D.



/s/ Keith D. Ignotz           Director                         March 31, 2007
---------------------------
Keith D. Ignotz



/s/ John C. Pingree           Director                         March 31, 2007
---------------------------
John C. Pingree



/s/ Luis A. Mostacero         Vice President of Finance        March 31, 2007
---------------------------   (Principal Financial and
Luis A. Mostacero              Accounting Officer)

--------------------------------------------------------------------------------