Form 10QSB
period 2007-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2007-05-21
CIK 916444

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2007

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [ X ]


         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value                      205,986,625
                                                          ---------------
                  Title of Class                          Number of Shares
                                                          Outstanding as of
                                                          May 14, 2007

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2007


                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................  1

         Condensed Balance Sheet (unaudited) - March 31, 2007...............  1

         Condensed Statements of Operations (unaudited) for
           the three months ended March 31, 2007 and
           March 31, 2006...................................................  2

         Condensed Statements of Cash Flows (unaudited) for
           the three months ended March 31, 2007 and March 31,
           2006 ............................................................  3

         Notes to Condensed Financial Statements (unaudited)................  4

Item 2.  Management's Discussion and Analysis or
           Plan of Operation ............................................... 10

Item 3.  Controls and Procedures  .......................................... 15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 15

Item 2.  Unregistered Sales of Equity Securities and Use of
           Proceeds......................................................... 16

Item 3.  Defaults Upon Senior Securities.................................... 18

Item 4.  Submission of Matters to a  Vote of Security Holders............... 19

Item 5   Other Information.................................................. 19

Item 6.  Exhibits and Reports on Form 8-K................................... 19

Signature Page ............................................................. 21

                        PARADIGM MEDICAL INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                 March 31, 2007
                                                                 ---------------
ASSETS
Current Assets
  Cash and Cash Equivalents                                      $       66,000
  Receivables, Net                                                      471,000
  Inventory                                                             841,000
  Prepaid Expenses                                                       38,000
                                                                 ---------------
              Total Current Assets                                    1,416,000

Intangibles, Net                                                        339,000
Property and Equipment, Net                                              19,000
                                                                 ---------------
                    Total Assets                                 $    1,774,000
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Trade Accounts Payable                                         $      411,000
  Accrued Expenses                                                      882,000
                                                                 ---------------
               Total Current Liabilities                              1,293,000
  Convertible Notes Payable                                           2,653,000
                                                                 ---------------
  Total Long-term Liabilities                                         2,653,000
                                                                 ---------------
               Total Liabilities                                      3,946,000
                                                                 ---------------
Commitments                                                                   -

Stockholders' Deficit:
Preferred Stock, Authorized:
5,000,000 shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at March 31, 2007                           -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at March 31, 2007                           -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at March 31, 2007                            -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at March 31, 2007                           -
     Series E
        Authorized:  50,000 shares; issued and
        outstanding: 250 shares at March 31, 2007                             -
     Series F
        Authorized:  50,000 shares; issued and
        outstanding: 4,398.75 shares at March 31, 2007                        -
     Series G
        Authorized:  2,000,000 shares; issued and
        outstanding: 588,235 shares at March 31, 2007                     1,000
Common Stock, Authorized:
800,000,000 shares, $.001 par value; issued and
    outstanding: 203,986,625 at March 31, 2007                          204,000
Additional Paid-in-capital                                           61,883,000
Accumulated Deficit                                                ($64,260,000)
                                                                 ---------------
               Total Stockholders' Deficit                          ($2,172,000)
                                                                 ---------------
               Total Liabilities and Stockholders' Deficit       $    1,774,000
                                                                 ===============



              The accompanying notes are an integral part to these
                         condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                  Three Months Ended March 31,
                                                     2007             2006

Sales                                            $     397,000   $      463,000

Cost of Sales                                          225,000          222,000
                                                 -------------   ---------------
                   Gross Profit                        172,000          241,000

Operating Expenses:
  General and Administrative                           189,000          250,000
  Marketing and Selling                                115,000           78,000
  Research, development and service                     64,000           124,000
                                                 -------------   ---------------
                  Total Operating Expenses             368,000           452,000
                                                 -------------   ---------------

Operating Loss                                        (196,000)        (211,000)
                                                 -------------   ---------------

Other Income and (Expense):
  Other Income                                           1,000            2,000
  Other Expense                                         (1,000)          (3,000)
  Interest Expense                                     (52,000)        (544,000)
                                                 -------------   ---------------

    Total Other Expense                                (52,000)        (545,000)

Net Loss Before Provision for Income Taxes            (248,000)        (756,000)
Provision for Income Taxes                                   -                -
                                                 -------------   ---------------

Net Loss                                         $    (248,000)  $     (756,000)
                                                 =============   ===============

Earnings (loss) Per Common Share - Basic         $       (0.00)  $        (0.01)
                                                 -------------   ---------------

Earnings (loss) Per Common Share - Diluted       $       (0.00)  $        (0.01)
                                                 -------------   ---------------

Weighted Average Common Share - Basic              203,306,000      124,647,000
                                                 -------------   ---------------
Weighted Average Common Share - Diluted            203,306,000      124,647,000
                                                 -------------   ---------------


              The accompanying notes are an integral part to these
                         condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Three Months Ended March 31,

                                                      2007             2006
Cash Flows from Operating Activities:
------------------------------------
  Net Loss                                       $    (248,000)  $     (756,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                     2,000           16,000
       Stock Option Valuation                                -           23,000
       Beneficial Conversion Interest                        -          482,000
       Issuance of Stock Options and Warrants
         for Services                                        -           18,000
       Provision for Losses on Receivables             (10,000)           1,000
       Provision for Losses on Inventory                     -           25,000
(Increase) Decrease from Changes in:
       Accounts Receivable                             (51,000)          80,000
       Inventories                                     104,000            8,000
       Prepaid and Other Expenses                      (27,000)         (50,000)
Increase (Decrease) from Changes in:
       Trade Accounts Payable                           11,000          (27,000)
       Accrued Liabilities                              79,000           28,000
                                                 -------------   ---------------

       Net Cash Used in Operating Activities         (140,000)         (152,000)
                                                 -------------   ---------------

Cash Flow from Investing Activities:
-----------------------------------
       Acquisition of Property and Equipment                 -           (5,000)
                                                 -------------   ---------------

       Net Cash Provided by (Used in)
       Investing Activities                                  -           (5,000)
                                                 -------------   ---------------

Cash Flows from Financing Activities:
------------------------------------
       Principal Payments on Notes Payable
         and Long-term Debt                                  -           (9,000)
       Proceeds from Issuance of Convertible
         Notes                                               -          500,000
                                                 -------------   ---------------

       Net Cash (Used) Provided by Financing
       Activities                                            -          491,000
                                                 -------------   ---------------

       Net Change in Cash                             (140,000)         334,000

       Cash, Beginning of Period                       206,000           66,000
                                                 -------------   ---------------

       Cash, End of Period                       $      66,000   $      400,000
                                                 =============   ===============

Supplemental Disclosure of Cash Flow Information:
       Cash Paid for Interest                    $       1,000   $        1,000
                                                 -------------   ---------------
       Cash Paid for Income Taxes                $           -   $            -
                                                 -------------   ---------------



              The accompanying notes are an integral part to these
                         condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



Significant Accounting Policies
-------------------------------

         The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Net Loss Per Share
------------------

         Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 32,059,392 and 30,164,690 shares of common stock and preferred stock convertible into 858,688 and 909,000 shares of common stock at March 31, 2007and 2006 respectively, have not been included in loss periods because they are anti-dilutive.

         For the three months ended March 31, 2007, the options and warrants to purchase 32,059,392 shares of common stock were excluded because of the treasury stock method.

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three month periods ended March 31, 2007 and March 31, 2006:

                                                      Three Months Ended
                                                            March 31,
                                                      2007            2006
                                                 -------------   --------------

Basic weighted average shares outstanding          203,306,000      124,647,000
Common stock equivalents - convertible
  preferred stock                                      859,000          909,000
                                                 -------------   --------------

Diluted weighted average shares outstanding        204,165,000      125,556,000
                                                 =============   ==============

Convertible Notes
-----------------

         April 27, 2005 Sales of $2,500,000 in Convertible Notes. To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of convertible notes and warrants occurred in three traunches and the investors provided the Company with an aggregate of $2,500,000 as follows:

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

         The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. As of March 31, 2007, a total of $854,920 in convertible notes had been converted pursuant to conversion notices from the noteholders.

         February 28, 2006 Sale of $1,500,000 in Convertible Notes. To obtain additional funding for the Company's ongoing operations, the Company entered into a second securities purchase agreement on February 28, 2006 with the same four accredited investors for the sale of (i) $1,500,000 in convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

         o    $500,000 was disbursed on February 28, 2006;
         o $500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock underlying the convertible notes. The Registration Statement was subsequently withdrawn on July 25, 2006 and a new Registration Statement was filed on September 26, 2006 to register 60,000,000 shares of common stock issuable upon conversion of the convertible notes.
         o $500,000 was disbursed on April 20, 2007, the day prior to the effective date of the Registration Statement on May 1, 2007.

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

         The $1,500,000 in convertible notes bears interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into our common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

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

         The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. The Company is required to register 60,000,000 shares of its common stock issuable upon the conversion of the convertible notes that were issued to the noteholders pursuant to the securities purchase agreement dated February 28, 2006.

Simple Conversion Calculation
-----------------------------

         The number of shares of common stock issuable upon conversion of the convertible notes is determined by dividing that portion of the principal of the notes to be converted and interest, if any, by the conversion price. For example, assuming conversion of the $3,145,080 principal amount of notes on March 31, 2007 (consisting of $4,000,000 in convertible notes that were sold to the four investors pursuant to the securities purchase agreements dated April 27, 2005 and February 25, 2006, less $854,920 in notes that were converted during the period from June 30, 2005 to March 31, 2007) and a conversion price of $.012 per share, the number of shares issuable upon conversion would be:

                      $3,145,080/$.012= 262,090,000 shares.

         The Company's obligation to issue shares upon conversion of the convertible notes is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,145,080 principal amount of convertible notes, based on market prices 25%, 50%, and 75% below the market price, as of March 22, 2007 of $.02.

    % Below    Price Per      With 40%       Number of               % of
     Market      Share        Discount     Shares Issuable        Outstanding*
     ------      -----        --------     ---------------        ------------
      25%        $.015        $.009        349,453,333               171.3%
      50%        $.01         $.006        524,180,000               257.0%
      75%        $.005        $.003       1,048,360,000              513.9%

*Based on 203,986,625 shares outstanding as of March 31, 2007.

         As illustrated, the number of shares of common stock issuable upon conversion of the Company's callable secured convertible notes will increase if the market price of the Company's common stock declines, which will cause dilution to existing stockholders.

Adjustable Conversion Price of Convertible Notes
------------------------------------------------

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

Possible Dilution to Stockholders
---------------------------------

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

Failure to Repay Convertible Notes May Require Company Operations to Cease
--------------------------------------------------------------------------

         On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of convertible notes. On February 28, 2006, the Company entered into another securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of convertible notes. These callable secured convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of the Company's common stock. The Company currently has $3,145,080 in convertible notes outstanding. Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of the Company's property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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

Preferred Stock Conversions
---------------------------

         Under the Company's Certificate of Incorporation, holders of the Company's Class A and Class B preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three months ended March 31, 2007 no shares of Series A preferred stock and no shares of Series B preferred stock were converted to the Company's common stock.

         Holders of Series D preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended March 31, 2007 no shares of Series D preferred stock were converted to the Company's common stock.

         Holders of Series E preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2007 no shares of Series E preferred stock were converted to the Company's common stock.

         Holders of Series F preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2007, 200 shares of Series F preferred stock were converted to 10,667 shares of the Company's common stock.

         Holders of Series G preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended March 31, 2007, no shares of Series G preferred stock were converted to shares of the Company's common stock.

Warrants
--------

         The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes option pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date. As a result of the financing the Company completed on April 27, 2005 involving the sale of $2,500,000 in convertible notes, the Company granted warrants to the noteholders to purchase 16,534,392 shares of its common stock. The warrants have an exercise price of $.20 per share and expire on April 27, 2010. As a result of the financing the Company completed on February 28, 2006 involving the sale of $1,500,000 in convertible notes, the Company granted that warrants to the noteholders to purchase 12,000,000 shares of its common stock. The warrants have an exercise price of $.10 per share and expire on February 27, 2011.

Related Party Transactions
--------------------------

         Payments for legal services to the firm of which the Company's Chairman of the Board is a partner were $0 and $33,000 for the three months ended March 31, 2007 and 2006, respectively.

Accrued Expenses
----------------

Accrued expenses consist of the following at March 31, 2007:

        Accrued consulting and litigation reserve                $      616,000
        Accrued payroll and employee benefits                            40,000
        Sales taxes payable                                              11,000
        Customer deposits                                                40,000
        Warranty and return allowance                                   154,000
        Other accrued expenses                                           21,000
                                                                 ---------------
        Total                                                    $      882,000
                                                                 ===============

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

Results of Operations

         Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

         Net sales for the three months ended March 31, 2007 decreased by $66,000, or 14%, to $397,000 as compared to $463,000 for the same period of 2006. This reduction in sales was primarily due to decreased sales of the Blood Flow Analyzer(TM), LD400 and TKS 5000 autoperimeters, and the CT 200 Corneal Topographer.

         For the three months ended March 31, 2007, sales from the Company's diagnostic products totaled $370,000, or 93% of total revenues, compared to $413,000, or 89% of total revenues, for the same period of 2006. The remaining 7% of sales, or $27,000 during the three months ended March 31, 2007, was from parts, disposables, and service revenue.

         Sales of the P60 UBM Ultrasound Biomicroscopes increased to $154,000 during the three months ended March 31, 2007, or 39% of total quarterly revenues for the period, compared to $60,000, or 13% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) decreased by $21,000 to $30,000, or 8% of total revenues, for the three months ended March 31, 2007, compared to net sales of $51,000, or 11% of total revenues, during the same period in 2006. Sales from the P37, P37-II and P2700 A/B Scan Ocular Ultrasound Diagnostic increased to $117,000, or 29% of total revenues, for the three month period ended March 31, 2007, compared to $82,000, or 18% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 autoperimeters and the CT 200 Corneal Topographer were $69,000, or 17% of the total revenues, for the three months ended March 31, 2007, compared to $208,000, or 45% of total revenues, for the same period of 2006.

         Sales have been lower during the three months ended March 31, 2007 for the Company due to a variety of reasons. Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscope decreased primarily as a result of ongoing software development and hardware configuration problems with the new P60, which received FDA 510(k) premarket approval on May 26, 2005 that allowed the device to be sold in the United States. The hardware configuration problems have since been resolved and the Company continues to work on resolving the software development problems. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 through increased clinical awareness, product development and improved marketing plans and a new software package that is in the final stages of development.

         Sales of surgical products are at a standstill pending FDA approval of the Photon(TM) laser system. In the three month period ended March 31, 2007, the Company realized no sales in the surgical line consisting of the Precissionist Thirty Thousand(TM) and the Photon(TM) laser system. There were also no sales in the surgical line for the comparable period of 2006.

         Gross profit for the three months ended March 31, 2007 decreased to 43% of total revenues, compared to 52% of total revenues for the same period in 2006. This decrease in gross profit for the three months ended March 31, 2007 was mainly due to increase costs of parts and labor expenses. There was no increase or decrease to cost of sales as a result of a change to the reserve for obsolete inventory in 2006.

         Marketing and selling expenses increased by $37,000, or 47%, to $115,000, for the three months ended March 31, 2007, from $78,000 for the comparable period in 2006. This increase was due primarily to an increase in both domestic and international sales staff.

         General and administrative expenses decreased by $61,000, or 24%, to $189,000 for the three months ended March 31, 2007, from $250,000 for the comparable period in 2006. The reduction in general and administrative expenses was primarily due to a reduction in management salaries and in the number of employees, and enhanced operating efficiencies.

         Also during 2006, the Company collected $4,000 in receivables that were previously allowed in the allowance for doubtful accounts. During 2006, the Company increased allowance for doubtful accounts by $1,000.

         Research, development and service expenses decreased by $60,000, or 48%, to $64,000 for the three months ended March 31, 2007, compared to $124,000 in the same period of 2006. This reduction was mainly due to decrease costs relating to the development of the new P60 UBM.

         Due to our ongoing cash flow difficulties, the Company's vendors and suppliers were contacted during 2006 and 2005 with attempts to negotiate reduced payments and settlement of outstanding accounts payable. While some vendors refused to negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount. The accounts payable forgiven by vendors and suppliers resulted in a gain of $34,000 and $12,000 during the years ended December 31, 2006 and 2005, respectively. In 2007 the Company is continuing its negotiations with some vendors and suppliers.

Liquidity and Capital Resources

         The Company used $140,000 in cash in operating activities for the three months ended March 31, 2007, compared to $152,000 for the three months ended March 31, 2006. The reduction in cash used for operating activities for the three months ended March 31, 2007 was primarily attributable to the Company's net loss and decreases in accounts payable, accounts receivable and inventory and a significant reduction in the beneficial conversion feature of the convertible notes. The Company used $0 in investing activities for the three months ended March 31, 2007, compared to $5,000 used for the three months ended March 31, 2006. Net cash received in financing activities was $0 for the three months ended March 31, 2007, versus cash provided from financing activities of $491,000 in the same period in 2006. The Company had working capital of $123,000 as of March 31, 2007, compared to a working capital of $431,000 as of March 31, 2006. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

         As of March 31, 2007, the Company had net operating loss carry-forwards
(NOLs) of approximately $56 million. These loss carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend  for twenty  years.  The  Company's  ability  to use net  operating  loss carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of a change of ownership.

         As of March 31, 2007, the Company had accounts payable of $411,000, a significant portion of which was over 90 days past due, compared to accounts payable of $432,000 as of March 31, 2006. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has non-cancelable capital lease obligations and operating lease obligations that require the payment of $14,000 in 2006, and $218,000 in 2007.

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

         2. The Company reduced the size of its manufacturing facility and corporate offices in Salt Lake City. In doing so, management responsibilities were consolidated. Such reduction in space resulted in a reduction in the number of employees, as well as savings in rent and other overhead expenses.

         3. The Company significantly reduced the use of consultants, which resulted in a large reduction of these expenses.

         4. The Company reduced its direct sales force to three representatives, which resulted in less payroll, travel and other selling expenses.

         Because the Company has significantly fewer sales representatives, its ability to generate sales has been reduced.

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 12% of total outstanding receivables as of March 31, 2007 and 15% as of December 31, 2006 compared to 24% of total outstanding receivables as of March 31, 2006. The allowance for doubtful accounts decreased from $72,000 at December 31, 2006 to $62,000 at March 31, 2007.

         The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the three months ended March 31, 2007, the Company made no additions to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance, for obsolete or estimated non-recoverable inventory of $1,320,000 at March 31, 2007 and $1,382,000 at March 31, 2006, or 61% and 63% of total inventory, respectively. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

         Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

         b) Changes in internal controls over financial reporting.

         During the three months ended March 31, 2007, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. An issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one Photon(TM) laser system has been sold and no systems returned. Thus, the amount of royalties due, according to the Company's calculations, is $981. The Company made payment of this amount to Photomed and Dr. Eichenbaum on January 5, 2005 and, as a result, seeks to have the legal action dismissed. However, if the parties are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend their complaint to request termination of the license agreement and, if successful, the Company would lose its right to manufacture and sell the Photon(TM)laser system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Callable Secured Convertible Notes and Warrants

         February 28, 2006 Sale of $1,500,000 in Convertible Notes. To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement on February 28, 2006 with four accredited investors for the sale of (i) $1,500,000 in convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

         o    $500,000 was disbursed on February 28, 2006;
         o $500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock underlying the convertible notes. The registration statement was subsequently withdrawn on July 25, 2006 and a new registration statement was filed on September 26, 2006 to register 60,000,000 shares of common stock issuable upon conversion of the convertible notes; and
         o $500,000 was disbursed on April 30, 2007, the day prior to the effective date of the registration statement on May 1, 2007.

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

         The $1,500,000 in convertible notes bears interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into our common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

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

         The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. The Company is required to register the 60,000,000 shares of its common stock issuable upon the conversion of the callable secured convertible notes that were issued to the noteholders pursuant to the securities purchase agreement dated February 28, 2006.

         The Company's obligation to issue shares upon conversion of the callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,145,080 principal amount of callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of March 22, 2007 of $.02.

    % Below      Price Per     With 40%        Number of              % of
    Market        Share       Discount      Shares Issuable        Outstanding*
    ------        -----       --------      ---------------        -----------
     25%          $.015        $.009           340,453,333             171.3%
     50%          $.01         $.006           524,180,000             257.0%
     75%          $.005        $.003         1,048,360,000             513.9%

*Based on 203,986,625 shares outstanding as of March 31, 2007.

         As illustrated, the number of shares of common stock issuable upon conversion of the Company's convertible notes will increase if the market price of the Company's common stock declines, which will cause dilution to existing stockholders.

Adjustable Conversion Price of Convertible Notes
------------------------------------------------

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

Possible Dilution to Stockholders
---------------------------------

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

None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         ------------

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

 Exhibit
   No.                   Document Description
 -------                 --------------------
   2.1            Amended  Agreement and Plan of Merger between Paradigm Medical
                  Industries,   Inc.,  a  California  corporation  and  Paradigm
                  Medical Industries, Inc., a Delaware corporation(1)
   3.1            Certificate of Incorporation(1)
   3.2            Amended Certificate of Incorporation(13)
   3.3            Bylaws(1)
   4.1            Specimen Common Stock Certificate (2)
   4.2            Specimen Series C Convertible Preferred Stock Certificate(3)
   4.3 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(3)
   4.4            Specimen Series D Convertible Preferred Stock Certificate (4)
   4.5 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (5)
   4.6 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (6)
   10.1           Exclusive Patent License Agreement with PhotoMed(1)
   10.2           Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
   10.3           1995 Stock Option Plan (1)
   10.4 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLP (the "Purchasers")(7)
   10.5           Form of Convertible Note with each purchaser(7)
   10.6           Form of Stock Purchase Warrant with each purchaser(7)
   10.7           Security Agreement with Purchasers(7)
   10.8           Intellectual Property Security Agreement with Purchasers(7)
   10.9           Registration Rights Agreement with Purchasers(7)
   10.10          Stock   Purchase   Agreement  with  Mackey  Price  Thompson  &
                  Ostler(8)
   10.11          Employment Agreement with Raymond P.L. Cannefax(9)
   10.12 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLP(10)
   10.13          Form  of   Callable   Secured   Convertible   Note  with  each
                  purchaser(10)
   10.14          Form of Stock Purchase Warrant with each purchaser(10)
   10.15          Security Agreement with Purchasers(10)
   10.16          Intellectual Property Security Agreement with Purchasers(10)
   10.17          Registration Rights Agreement with Purchasers(10)
   10.18          Settlement Agreement with Dr. Joseph W. Spadafora (11)
   10.19          Worldwide OEM Agreement with MEDA Co., Ltd. (12)
   10.20 Second Amendment to the Registration Rights Agreement dated April 27, 2005 (14)
   10.21 Second Amendment to the Registration Rights Agreement dated February 28, 2006 (14)
   31.1 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
   31.2 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 -----------------
   (1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
   (2) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
   (3) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
   (4) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
   (5) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
   (6) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
   (7) Incorporated by reference from Current Report on Form 8-K, as filed on May 18, 2005.
   (8) Incorporated by reference from Registration Statement on Form SB-2, as filed on June 22, 2005.
   (9) Incorporated by reference from Current Report on Form 8-K, as filed on January 18, 2006.
   (10) Incorporated by reference from Current Report on Form 8-K, as filed on March 1, 2006.
   (11) Incorporated by reference from Registration Statement on Form SB-2, as filed on June 15, 2006.
   (12) Incorporated by reference from Current Report on Form 8-K, as filed on June 19, 2006.
   (13) Incorporated by reference from Registration Statement on Form SB-2, as filed on September 15, 2006.
   (14) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 16, 2007.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2007.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PARADIGM MEDICAL INDUSTRIES, INC.



 May 21, 2007                       /s/ Raymond P.L. Cannefax
                                   ---------------------------------------------
                                   Raymond P.L. Cannefax
                                   President and Chief Executive Officer


 May 21, 2007                       /s/ Luis A.  Mostacero
                                   ---------------------------------------------
                                   Luis A. Mostacero, Vice President of Finance, Treasurer and Secretary

--------------------------------------------------------------------------------