Form 10QSB/A
period 2007-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2007-05-22
CIK 916444

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                  FORM 10-QSB/A
                                (Amendment No.1)


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

Net Loss Per Share
------------------

         Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 32,059,392 and 30,164,690 shares of common stock and preferred stock convertible into 858,688 and 909,000 shares of common stock at March 31, 2007 and 2006, respectively, have not been included in loss periods because they are anti-dilutive.

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

         Sales have been lower during the three months ended March 31, 2007 for the Company due to a variety of reasons. Sales of the P60 UBM Ultrasound Biomicroscope decreased primarily as a result of ongoing software development and hardware configuration problems with the new P60, which received FDA 510(k) premarket approval on May 26, 2005 that allowed the device to be sold in the United States. The hardware configuration problems have since been resolved and the Company continues to work on resolving the software development problems. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 through increased clinical awareness, product development and improved marketing plans and a new software package that is in the final stages of development.

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

                                   PARADIGM MEDICAL INDUSTRIES, INC.



 May 22, 2007                       /s/ Raymond P.L. Cannefax
                                   ---------------------------------------------
                                   Raymond P.L. Cannefax
                                   President and Chief Executive Officer


 May 22, 2007                       /s/ Luis A.  Mostacero
                                   ---------------------------------------------
                                   Luis A. Mostacero, Vice President of Finance, Treasurer and Secretary

--------------------------------------------------------------------------------