Form 10QSB
period 2007-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2007-08-17
CIK 916444

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

                         For Quarter Ended June 30, 2007

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [ X ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value                 246,866,625
                                                    ----------------
                  Title of Class                    Number of Shares
                                                    Outstanding as of
                                                    August 14, 2007

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2007


                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................ 1

         Condensed Balance Sheet (unaudited) - June 30, 2007................. 1

         Condensed Statements of Operations (unaudited) for
         the six months ended June 30, 2007 and June 30, 2006................ 2

         Condensed Statements of Cash Flows (unaudited) for
         the six months ended June 30, 2007 and June 30, 2006 ............... 3

         Notes to Condensed Financial Statements (unaudited)................. 4

Item 2.  Management's Discussion and Analysis or
         Plan of Operation ................................................. 11

Item 3.  Controls and Procedures  .......................................... 17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 18

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds........................................................... 18

Item 3.  Defaults Upon Senior Securities.................................... 22

Item 4.  Submission of Matters to a Vote of Security Holders................ 22

Item 5.  Other Information.................................................. 22

Item 6.  Exhibits and Reports on Form 8-K................................... 22

Signature Page ............................................................. 24

                        PARADIGM MEDICAL INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                                  June 30,  2007
                                                                 ---------------
ASSETS
Current Assets
  Cash and Cash Equivalents                                      $      486,000
  Receivables, Net                                                      388,000
  Inventory                                                           1,002,000
  Prepaid Expenses                                                       90,000
                                                                 ---------------
              Total Current Assets                                    1,966,000

Intangibles, Net                                                        339,000
Property and Equipment, Net                                              18,000
                                                                 ---------------
                    Total Assets                                 $    2,323,000
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts Payable                                               $      332,000
  Accrued Expenses                                                    1,011,000
                                                                 ---------------
                    Total Current Liabilities                         1,343,000
  Convertible Notes Payable                                           3,589,000
                                                                 ---------------
  Total Long-term Liabilities                                         3,589,000
                                                                 ---------------
               Total Liabilities                                      4,932,000
                                                                 ---------------

Stockholders' Deficit:
Preferred Stock, Authorized:
5,000,000 shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at June 30, 2007                            -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at June 30, 2007                            -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at June 30, 2007                             -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at June 30, 2007                            -
     Series E
        Authorized:  50,000 shares; issued and
        outstanding: 250 shares at June 30, 2007                              -
     Series F
        Authorized:  50,000 shares; issued and
        outstanding: 4,398.75 shares at June 30, 2007                         -
     Series G
        Authorized:  2,000,000 shares; issued and
        outstanding: 588,235 shares at June 30, 2007                      1,000
Common Stock, Authorized:
800,000,000 shares, $.001 par value; issued and
    outstanding: 216,989,225 at June 30, 2007                           217,000
Additional Paid-in-capital                                           62,935,000
Accumulated Deficit                                              $  (65,762,000)
                                                                 ---------------
                      Total Stockholders' Deficit                $   (2,609,000)
                                                                 ---------------
                 Total Liabilities and Stockholders' Deficit     $    2,323,000
                                                                 ===============


                 The accompanying notes are an integral part to
                      these condensed financial statements

                                   PARADIGM MEDICAL INDUSTRIES, INC.
                                  CONDENSED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                   Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                                   2007         2006           2007         2006
                                               ------------  ------------  ------------  ------------
Sales                                          $    260,000  $    718,000  $    656,000  $  1,182,000
Cost of Sales                                       149,000       416,000       375,000       638,000
                                               ------------  ------------  ------------  ------------
         Gross Profit                               111,000       302,000       281,000       544,000

Operating Expenses:
  Sales and Marketing                               159,000       108,000       273,000       185,000
  General and administrative                        309,000       263,000       496,000       514,000
  Research, development                             126,000       132,000       190,000       257,000
                                               ------------  ------------  ------------  ------------
         Total Operating Expenses                   594,000       503,000       959,000       956,000
                                               ------------  ------------  ------------  ------------

Operating Income (Loss)                            (483,000)     (201,000)     (678,000)     (412,000)

Other Income and (Expenses):
  Other expense (financing costs)                (1,062,000)     (553,000)   (1,115,000)   (1,097,000)
  Interest expense                                   (1,000)       (1,000)       (1,000)       (4,000)
  Interest income                                     3,000            --         5,000         2,000
  Settlement of liabilities                          41,000            --        41,000            --
                                               ------------  ------------  ------------  ------------
         Total Other Expenses                    (1,019,000)     (554,000)   (1,070,000)   (1,099,000)
                                               ------------  ------------  ------------  ------------

Income (loss) before provision for
  income                                         (1,502,000)     (755,000)   (1,748,000)   (1,511,000)
Provision for income taxes                               --            --            --            --
                                               ------------  ------------  ------------  ------------
Net income (loss)                              $ (1,502,000) $   (755,000) $ (1,748,000) $ (1,511,000)
                                               ============  ============  ============  ============
Net Loss

Earnings (loss) Per Common Share - Basic       $      (0.01) $      (0.00) $      (0.01) $      (0.01)
                                               ------------  ------------  ------------  ------------
Earnings (loss) Per Common Share - Diluted     $      (0.01) $      (0.00) $      (0.01) $      (0.01)
                                               ------------  ------------  ------------  ------------
Weighted Average Common Share - Basic           206,228,000   175,402,000   204,775,000   150,164,000
                                               ------------  ------------  ------------  ------------
Weighted Average Common Share - Diluted         207,087,000   175,402,000   205,634,000   150,164,000
                                               ------------  ------------  ------------  ------------



 The accompanying notes are an integral part to these condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Six Months Ended June 30,
                                                        2007           2006
                                                    ----------------------------
Cash Flows from Operating Activities:
------------------------------------
  Net Income (loss)                                 $ (1,748,000)  $ (1,511,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                       3,000         24,000
       Stock Option Valuation                                  -         23,000
       Beneficial Conversion Interest                    939,000        964,000
       Issuance of Stock Options and
       Warrants for Services                              61,000         36,000
       Provision for Losses on inventory                 (22,000)       (33,000)
       Provision for Losses on receivables                     -          1,000
(Increase) Decrease from Changes in:
       Accounts Receivable                                44,000        (86,000)
       Inventories                                       (57,000)       100,000
       Prepaid and Other Expenses                        (79,000)       (38,000)
Increase (Decrease) in:
       Accounts Payable                                  (69,000)       (69,000)
       Accrued Liabilities                               208,000        144,000
                                                    ------------   -------------

       Net Cash Used in Operating Activities            (720,000)      (445,000)
                                                    ------------   -------------

Cash Flow from Investing Activities:
-----------------------------------
       Cash proceeds from sales of investment                  -        (16,000)
                                                    ------------   -------------
       Net Cash Provided by (Used in)
       Investing Activities                                    -        (16,000)
                                                    ------------   -------------

Cash Flows from Financing Activities:
------------------------------------
       Principal Payments on Notes Payable and
       Long-term Debt                                          -        (14,000)
       Proceeds from Issuance of Convertible Notes     1,000,000      1,000,000
                                                    ------------   -------------
       Net Cash (Used) Provided by Financing
       Activities                                      1,000,000        986,000
                                                    ------------   -------------

       Net Change in Cash                                280,000        525,000

       Cash, Beginning of Period                         206,000         66,000
                                                    ------------   -------------

       Cash, End of Period                          $    486,000   $    591,000
                                                    ============   =============

Supplemental Disclosure of Cash Flow Information:
       Cash Paid for Interest                       $      1,000   $      2,000
                                                    ------------   -------------

       Cash Paid for Income Taxes                   $          -   $          -
                                                    ------------   -------------

                 The accompanying notes are an integral part to
                      these condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Basis of Financial Statement Presentation
-----------------------------------------

         The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006. The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Net Loss Per Share
------------------

         Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 46,059,392 and 30,164,690 shares of common stock and preferred stock convertible into 858,688 and 909,000 shares of common stock at June 30, 2007and 2006, respectively, have not been included in loss periods because they are anti-dilutive.

         For the three months ended June 30, 2007, the options and warrants to purchase 46,059,392 shares of common stock were excluded because of the treasury stock method.

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the six month periods ended June 30, 2007 and June 30, 2006:

                                 Three Months Ended         Six Months Ended
                                     June 30,                   June 30,
                                  2007        2006         2007         2006

Basic weighted average
  shares outstanding          206,228,000  175,402,000  204,775,000  150,164,000

Common stock equivalents -        859,000      869,000      859,000           --
  convertible preferred
  stock

Diluted weighted average
  shares outstanding          207,087,000  176,271,000  205,634,000  150,164,000
                              =========== ============  ===========  ===========
Convertible Notes
-----------------

         April 27, 2005 Sales of $2,500,000 in Convertible Notes. To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of convertible notes and warrants occurred in three traunches and the investors provided the Company with an aggregate of $2,500,000 as follows:

    *    $850,000 was disbursed on April 27, 2005;
    * $800,000 was disbursed on June 23, 2005 after filing a registration statement on June 22, 2005 to register the shares of common stock underlying the convertible notes and the warrants; and
    * $850,000 was disbursed on June 30, 2005, the effective date of the registration statement.

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

         The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. As of August 14, 2007, a total of $847,917 in convertible notes issued on April 27, 2005 had been converted by the noteholders.

         February 28, 2006 Sale of $1,500,000 in Convertible Notes. To obtain additional funding for the Company's ongoing operations, the Company entered into a second securities purchase agreement on February 28, 2006 with the same four accredited investors for the sale of (i) $1,500,000 in convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

     *   $500,000 was disbursed on February 28, 2006;
     * $500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock underlying the convertible notes. The Registration Statement was subsequently withdrawn on July 25, 2006 and a new Registration Statement was filed on September 26, 2006 to register 60,000,000 shares of common stock issuable upon conversion of the convertible notes.
     * $500,000 was disbursed on April 20, 2007, the day prior to the effective date of the Registration Statement on May 1, 2007.

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

         The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. As of August 14, 2007, a total of $130,920 in convertible notes issued on February 28, 2006 had been converted by the noteholders.

         June 11, 2007 Sale of $500,000 in Convertible Notes: To obtain further funding for the Company's ongoing operations, the Company entered into a third securities purchase agreement on June 11, 2007 with the same four accredited investors for the sale of (i) $500,000 in callable secured convertible notes and
(ii) warrants to purchase 10,000,000 shares of its common stock. The investors disbursed $500,000 to the Company on June 11, 2007.

         Under the terms of the June 11, 2007 securities purchase agreement, the Company agreed that it would not, without the prior written consent of a majority-in-interest of the investors, negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning June 11, 2007 and ending on the later of (a) 270 days from June 11, 2007, or (b) 180 days from the date the registration statement is declared effective.

         In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning June 11, 2007 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro-rata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

         The $500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

         The $500,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.10 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

         The warrants are exercisable until seven years from the date of issuance at a purchase price of $.005 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the convertible notes issued pursuant to the securities purchase agreement.

         The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional convertible notes, provided, however, that such conversions do not exceed $75,000 per calendar month, or the average daily dollar volume calculated during the ten business days prior to conversion multiplied by the number of trading days of that calendar month, per calendar month.

         The Company is required to register the shares of its common stock issuable upon the conversion of the convertible notes and the exercise of the warrants that were issued to the noteholders pursuant to the securities purchase agreement the Company entered in to on June 11, 2007. The registration statement must be filed with the Securities and Exchange Commission within 60 days of June 11, 2007 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the callable secured convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at the Company's option. As of August 14, 2007, none of the convertible notes issued on June 11, 2007 had been converted by the noteholders.

Simple Conversion Calculation
-----------------------------

         The number of shares of common stock issuable upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006 and June 11, 2007 is determined by dividing that portion of the principal of the notes to be converted and interest, if any, by the conversion price. For example, assuming conversion of the $3,521,147 principal amount of convertible notes on August 14, 2007 (consisting of $4,500,000 in convertible notes that were sold to the four investors pursuant to the securities purchase agreements dated April 27, 2005, February 25, 2006, and June 11, 2007, less $978,853 in notes that were converted during the period from July 12, 2005 to August 14, 2007) and a conversion price of $.006 per share, the number of shares issuable upon conversion would be:

                      $3,521,147/$.006= 586,858,000 shares.

         The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006 and June 11, 2007 is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,521,147 principal amount of convertible notes, based on market prices 25%, 50%, and 75% below the market price, as of July 23, 2007 of $.006:

    % Below     Price Per       With 40%         Number of            % of
     Market       Share         Discount       Shares Issuable    Outstanding*
     ------       -----         --------       ---------------    -----------
      25%         $.0045         $.0027        1,304,129,000           528.3%
      50%         $.003          $.0018        1,956,193,000          792.4%
      75%         $.0015         $.0009        3,912,386,000        1,584.8%

*Based on 246,866,625 shares outstanding as of August 14, 2007.

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

Failure to Repay Convertible Notes May Require Company Operations to Cease
--------------------------------------------------------------------------

         On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of convertible notes. On February 28, 2006, the Company entered into another securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of convertible notes. On June 11, 2007, the Company entered into a third securities purchase agreement for the sale of an aggregate of here $500,000 principal amount of convertible notes. These convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of the Company's common stock. The Company currently has $3,521,147 in convertible notes outstanding. Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of the Company's property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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

Preferred Stock Conversions
---------------------------

         Under the Company's Certificate of Incorporation, holders of the Company's Class A and Class B preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the six months ended June 30, 2007 no shares of Series A preferred stock and no shares of Series B preferred stock were converted to the Company's common stock.

         Holders of Series D preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the six months ended June 30, 2007 no shares of Series D preferred stock were converted to the Company's common stock.

         Holders of Series E preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the six months ended June 30, 2007 no shares of Series E preferred stock were converted to the Company's common stock.

         Holders of Series F preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the six months ended June 30, 2007, no shares of Series F preferred stock were converted to the Company's common stock.

         Holders of Series G preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the six months ended June 30, 2007, no shares of Series G preferred stock were converted to shares of the Company's common stock.

Warrants
--------

         The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes option pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date. As a result of the financing the Company completed on April 27, 2005 involving the sale of $2,500,000 in convertible notes, the Company granted warrants to the noteholders to purchase 16,534,392 shares of its common stock. The warrants have an exercise price of $.20 per share and expire on April 27, 2010. As a result of the financing the Company completed on February 28, 2006, involving the sale of $1,500,000 in convertible notes, the Company granted that warrants to the noteholders to purchase 12,000,000 shares of its common stock. The warrants have an exercise price of $.10 per share and expire on February 27, 2011. As a result of the financing the Company completed on June 11, 2007, involving the sale of $500,000 in convertible notes, the Company granted warrants to the noteholders to purchase 10,000,000 shares of its common stock. The warrants have an exercise price of $.005 per share and expire on June 11, 2014.

Related Party Transactions
--------------------------

         Payments for legal services to the firm of which the Company's Chairman of the Board is a partner were $145,000 and $83,000 for the six months ended June 30, 2007 and 2006, respectively.

Accrued Expenses
----------------

Accrued expenses consist of the following at June 30, 2007:

     Accrued consulting and litigation reserve                     $    656,000
     Accrued payroll and employee benefits                               37,000
     Sales taxes payable                                                 11,000
     Customer deposits                                                   76,000
     Accrued Royalties                                                    1,000
     Warranty and return allowance                                      206,000
     Other accrued expenses                                              24,000
                                                                   ------------
     Total
                                                                   $  1,011,000
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

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the three months ended June 30, 2006, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on the entire diagnostic group.

Results of Operations

         Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

         Net sales for the three months ended June 30, 2007 decreased by $458,000, or 64%, to $260,000 as compared to $718,000 for the same period of 2006. This reduction in sales was primarily due to reduced sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes and the LD 400 Perimeters.

         For the three months ended June 30, 2007, sales from the Company's diagnostic products totaled $198,000, or 76% of total revenues, compared to $613,000, or 85% of total revenues for the same period of 2006. The remaining 24% of sales, or $62,000 during the three months ended June 30, 2007 was from parts, disposables, and service revenue.

         Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes decreased to $40,000 during the three months ended June 30, 2007, or 15% of total quarterly revenues for the period, compared to $193,000, or 27% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) increased by $2,000 to $36,000, or 9% of total revenues, for the three months ended June 30, 2007, compared to net sales of $34,000, or 5% of total revenues, during the same period in 2006. Sales from the P37, P37-II and P2700 A/B Scan Ocular Ultrasound Diagnostic devices, the P55 and P2200 Pachymetric Ultrasound Analyzers, and the P2500 A/P A-Scan and Pachymetric Ultrasound Analyzers increased to $61,000, or 23% of total revenues, for the three month period ended June 30, 2007, up compared to $55,000, or 8% of total revenues, for the same period of 2006. Combined sales of the LD 400 and TKS 5000 autoperimeters and the CT 200 Corneal Topographer were $61,000, or 23% of the total revenues, for the three months ended June 30, 2007, compared to $332,000, or 46% of total revenues, for the same period of 2006.

         Sales have been lower during the three months ended June 30, 2007 for the Company due to a variety of reasons. Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscope decreased primarily as a result of ongoing software development and hardware configuration problems with the new P60, which received FDA 510(k) premarket approval on May 26, 2005 that allowed the device to be sold in the United States. The hardware configuration problems have since been resolved and the Company has recently completed a new software package for the P60. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 through increased clinical awareness, product development and improved marketing plans.

         Gross profit for the three months ended June 30, 2007 increased by 1% to 43% of total revenues, compared to 42% of total revenues for the same period in 2006. The increase in gross profit was mainly due to improved cost efficiencies and the reduction in warehouse, production and office space that took place in 2006. There was no increase or decrease to cost of sales as a result of a change to the reserve for obsolete inventory in 2007.

         Marketing and selling expenses increased by $51,000, or 47%, to $159,000, for the three months ended June 30, 2007, from $108,000 for the comparable period in 2006. The increase was due primarily to a increased number of sales representatives and travel related and associated sales expenses.

         General and administrative expenses increased by $46,000, or 17%, to $309,000 for the three months ended June 30, 2007, from $263,000 for the comparable period in 2006. The increase in general and administrative expenses was primarily due to commissions and professional fees incurred as a result of the sale of convertible notes.

         Also during 2007, the Company collected $3,000 in receivables that were previously allowed in the allowance for doubtful accounts. During 2007, the Company decreased the allowance for doubtful accounts by $22,000.

         Research, development and service expenses decreased by $6,000, or 5%, to $126,000 for the three months ended June 30, 2076, compared to $132,000 in the same period of 2006. Most of the decrease was due to a staff reduction.

         Due to our ongoing cash flow difficulties, most of the Company's vendors and suppliers were contacted during 2006 and 2005 with attempts to negotiate reduced payments and settlement of outstanding accounts payable. Although some vendors refused to negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount. The accounts payable forgiven by vendors and suppliers resulted in a gain of $34,000 and $12,000 during the years ended December 31, 2006 and 2005 respectively. In 2007 the Company is continuing its negotiations with certain vendors and suppliers.

         Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

     Net sales for the six months ended June 30, 2007 decreased by $526,000, or 44%, to $656,000 as compared to $1,182,000 for the same period of 2006. This reduction in sales was primarily due to reduced sales of the P40, P45, P60 UBM Ultrasound Biomicroscopes and the LD 400 and the TKS 5000 autoperemeters.

         For the six months ended June 30, 2007, sales from the Company's diagnostic products totaled $568,000, or 87% of total revenues, compared to $1,026,000, or 87% of total revenues for the same period of 2006. The remaining 13% of sales, or $88,000 during the six months ended June 30, 2007, was from parts, disposables, and service revenue.

         Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes decreased to $195,000 during the six months ended June 30, 2007, or 30% of total revenues for the period, compared to $253,000 or 21% of total revenues, for the same period ended June 30, 2006. Sales of the Blood Flow Analyzer(TM) decreased by $19,000 to $66,000, or 10% of total revenues, for the six months ended June 30, 2007, compared to net sales of $85,000, or 7% of total revenues, during the same period in 2006. Sales from the P37, P37-II and P2700 A/B Scan Ocular Ultrasound Diagnostic devices, the P55 and P2200 Pachymetric Ultrasound Analyzers, and the P2500 A/P A-Scan and Pachymetric Ultrasound Analyzers increased to $178,000, or 27% of total revenues, for the six month period ended June 30, 2007, up compared to $148,000 or 12% of total revenues, for the same period of 2006. Combined sales of the LD 400 and TKS 5000 autoperimeters and the CT 200 Corneal Topographer were $130,000, or 20% of the total revenues, for the six months ended June 30, 2007, compared to $540,000, or 45% of total revenues, for the same period of 2006.

         Sales have been lower during the six months ended June 30, 2007 for the Company due to a variety of reasons. Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscope decreased primarily as a result of ongoing software development with the P60, which received FDA 510(k) premarket approval on May 26, 2005 that allowed the device to be sold in the United States, and hardware configuration problems with the P40, P45 and P60. The hardware configuration problems have since been resolved and the Company has recently completed a new software package for the P60. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 through increased clinical awareness, product development and improved marketing plans.

         Gross profit for the six months ended June 30, 2006 decreased by 3% to 43% of total revenues, compared to 46% of total revenues for the same period in 2006. The decrease in gross profit was mainly due to the costs associated with development of new software for the P60 and reduced sales of the P40 and P45, which have high gross margins. There was no increase or decrease to cost of sales as a result of a change to the reserve for obsolete inventory in 2007.

         General and administrative expenses decreased by $18,000, or 4%, to $496,000 for the six months ended June 30, 2007, from $514,000 for the same period in 2006. The decrease in general and administrative expenses was primarily due to reduced depreciation expenses, reduced travel expenses, and reduced legal and consulting fees.

         Also during 2007, the Company collected $3,000 in receivables that were previously allowed in the allowance for doubtful accounts. During 2007, the Company decreased allowance for doubtful accounts by $22,000.

         Research, development and service expenses decreased by $67,000, or 26%, to $190,000 for the six months ended June 30, 2007, compared to $257,000 in the same period of 2006. Most of the decrease was due to the reduced costs of development and compliance with regulatory requirements in releasing the new P60 UBM.

         Due to our ongoing cash flow difficulties, most of the Company's vendors and suppliers were contacted during 2006 and 2005 with attempts to negotiate reduced payments and settlement of outstanding accounts payable. Although some vendors refused to negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount. The accounts payable forgiven by vendors and suppliers resulted in a gain of $34,000 and $12,000 during the years ended December 31, 2006 and 2005 respectively. In 2007 the Company is continuing its negotiations with certain vendors and suppliers.

Liquidity and Capital Resources

         The Company used $720,000 in cash in operating activities for the six months ended June 30, 2007, compared to $445,000 for the six months ended June 30, 2006. The increase in cash used for operating activities for the six months ended June 30, 2006 was primarily attributable to the Company's net loss and decreases in accounts payable and accrued liabilities and an increase in inventory, specifically for the P60 UBM. The Company used zero in investing activities for the six months ended June 30, 2007, compared to $16,000 used for the six months ended June 30, 2006. Net cash received in financing activities was $1,000,000 for the six months ended June 30, 2007, versus cash received from financing activities of $986,000 in the same period in 2006. The Company had working capital of $623,000 as of June 30, 2006, compared to working capital of $673,000 as of June 30, 2006.

         As of June 30, 2007, the Company had net operating loss  carry-forwards
(NOLs) of approximately $55 million. These loss carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend  for twenty  years.  The  Company's  ability  to use net  operating  loss carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

         As of June 30, 2007, the Company had accounts payable of $332,000, a significant portion of which was over 90 days past due, compared to accounts payable of $390,000 as of June 30, 2006. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company

         The Company has taken numerous steps to reduce costs and increase operating efficiencies. These steps consist of the following:

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

         3.  The  Company   has   reduced   its  direct   sales  force  to  four
representatives, which has resulted in less payroll, travel and other selling expenses.

         Because the Company has significantly fewer sales representatives, its ability to generate sales has been reduced. The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 11% of total outstanding receivables as of June 30, 2007 and 15% as of December 31, 2006 compared to 17% of total outstanding receivables as of June 30, 2006. The allowance for doubtful accounts decreased from $72,000 at December 31, 2006 to $50,000 at June 30, 2007.

         The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the six months ended June 30, 2007, the Company decreased a net of $20,000 to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,320,000 at June 30, 2007 and $1,324,000 at June 30, 2006, or 57% and 63% of total inventory, respectively. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

Effect of Inflation and Foreign Currency Exchange

         The Company has not realized a reduction in the selling price of its products as a result of domestic inflation. Nor has it experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers. All sales transactions to date have been denominated in U.S. dollars. The Company has experienced an increase in product being manufactured in England and in parts being acquired from the European Community due to the fluctuations of the dollar compared to the Euro and the Pound Sterling. This has increased the cost of several products. There may be an impact on profits as a result of this decrease in the value of the dollar because the profit margins will decrease if higher product pricing has a negative impact on sales.

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

         Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2007. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     b)  Changes in internal controls over financial reporting.

         During the six months ended June 30, 2007, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Callable Secured Convertible Notes and Warrants

         February 28, 2006 Sale of $1,500,000 in Convertible Notes. To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement on February 28, 2006 with four accredited investors for the sale of (i) $1,500,000 in convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

      *   $500,000 was disbursed on February 28, 2006;
      * $500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock underlying the convertible notes. The registration statement was subsequently withdrawn on July 25, 2006 and a new registration statement was filed on September 26, 2006 to register 60,000,000 shares of common stock issuable upon conversion of the convertible notes; and
      * $500,000 was disbursed on April 30, 2007, the day prior to the effective date of the registration statement on May 1, 2007.

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

         The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional convertible notes. As of August 14, 2007, a total of $130,920 in convertible notes issued on February 28, 2006 had been converted by the noteholders.

         June 11, 2007 Sale of $500,000 in Convertible Notes: To obtain further funding for the Company's ongoing operations, the Company entered into a third securities purchase agreement on June 11, 2007 with the same four accredited investors for the sale of (i) $500,000 in convertible notes and (ii) warrants to purchase 10,000,000 shares of its common stock. The investors disbursed $500,000 to the Company on June 11, 2007.

         Under the terms of the June 11, 2007 securities purchase agreement, the Company agreed that it would not, without the prior written consent of a majority-in-interest of the investors, negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning June 11, 2007 and ending on the later of (a) 270 days from June 11, 2007, or (b) 180 days from the date the registration statement is declared effective.

         In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning June 11, 2007 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro-rata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

         The $500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

         The $500,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.10 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

         The warrants are exercisable until seven years from the date of issuance at a purchase price of $.005 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the convertible notes issued pursuant to the securities purchase agreement.

         The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional convertible notes, provided, however, that such conversions do not exceed $75,000 per calendar month, or the average daily dollar volume calculated during the ten business days prior to conversion multiplied by the number of trading days of that calendar month, per calendar month.

         The Company is required to register the shares of its common stock issuable upon the conversion of the convertible notes and the exercise of the warrants that were issued to the noteholders pursuant to the securities purchase agreement the Company entered in to on June 11, 2007. The registration statement must be filed with the Securities and Exchange Commission within 60 days of June 11, 2007 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at the Company's option. As of August 14, 2007, none of the convertible notes issued on June 11, 2007 had been converted by the noteholders.

         The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, and June 11, 2007 is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,521,147 principal amount of convertible notes (excluding accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of July 23, 2007 of $.006:

     % Below     Price Per       With 40%       Number of           % of
      Market       Share         Discount     Shares Issuable   Outstanding*
      ------       -----         --------     ---------------   -----------
       25%         $.0045         $.0027      1,304,129,000          528.3%
       50%         $.003          $.0018      1,956,193,000          792.4%
       75%         $.0015         $.0009      3,912,386,000        1,584.8%

*Based on 246,866,625 shares outstanding as of August 14, 2007.

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

      (a)   Exhibits
      --------------

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

 Exhibit
   No.                  Document Description
 -------                --------------------

   2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
   3.1        Certificate of Incorporation(1)
   3.2        Amended Certificate of Incorporation(13)
   3.3        Bylaws(1)
   4.1        Specimen Common Stock Certificate (2)
   4.2        Specimen Series C Convertible Preferred Stock Certificate(3)
   4.3 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(3)
   4.4        Specimen Series D Convertible Preferred Stock Certificate (4)
   4.5 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (5)
   4.6 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (6)
   10.1       Exclusive Patent License Agreement with PhotoMed(1)
   10.2       Consulting Agreement with Dr. Daniel M. Eichenbaum(1)
   10.3       1995 Stock Option Plan (1)
   10.4 2005 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (the "Purchasers")(7)
   10.5       Form of Convertible Note with each Purchaser(7)
   10.6       Form of Stock Purchase Warrant with each Purchaser(7)
   10.7       Security Agreement with Purchasers(7)
   10.8       Intellectual Property Security Agreement with Purchasers(7)
   10.9       Registration Rights Agreement with Purchasers(7)
   10.10      Stock Purchase Agreement with Mackey Price Thompson & Ostler(8)

   10.11      Employment Agreement with Raymond P.L. Cannefax(9)
   10.12 2006 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP(10)
   10.13      Form of Callable Secured Convertible Note with each Purchaser(10)
   10.14      Form of Stock Purchase Warrant with each Purchaser(10)
   10.15      Security Agreement with Purchasers(10)
   10.16      Intellectual Property Security Agreement with Purchasers(10)
   10.17      Registration Rights Agreement with Purchasers(10)
   10.18      Settlement Agreement with Dr. Joseph W. Spadafora (11)
   10.19      Worldwide OEM Agreement with MEDA Co., Ltd. (12)
   10.20 Second Amendment to the Registration Rights Agreement dated April 27, 2005 (14)
   10.21 Second Amendment to the Registration Rights Agreement dated February 28, 2006 (14)
   10.22 2007 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP
   10.23      Form of Convertible Note with each Purchaser
   10.24      Form of Stock Purchase Warrant with each Purchaser
   10.25      Security Agreement with Purchasers
   10.26      Intellectual Property Agreement with Purchasers
   10.27      Registration Rights Agreement with Purchasers
   31.1       Certification  pursuant to 18 U.S.C.  Section  1350, as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002
   31.2       Certification  pursuant to 18 U.S.C.  Section  1350, as enacted by
              Section 302 of the Sarbanes-Oxley Act of 2002
   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

      (b)   Reports on Form 8-K
      -------------------------

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2007.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PARADIGM MEDICAL INDUSTRIES, INC.



 August 14, 2007                            /s/ Raymond P.L. Cannefax
                                           -------------------------------------
                                           Raymond P.L. Cannefax
                                           President and Chief Executive Officer


 August 14, 2007                           /s/ Luis A.  Mostacero
                                           -------------------------------------
                                           Luis A. Mostacero, Vice President of
                                           Finance, Treasurer and Secretary

--------------------------------------------------------------------------------