Form 10QSB
period 2007-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2007-11-14
CIK 916444

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-QSB

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2007

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [ X ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value                  402,655,736
                                                      ---------------
                  Title of Class                      Number of Shares
                                                      Outstanding as of
                                                      November 13, 2007

                        PARADIGM MEDICAL INDUSTRIES, INC.
                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007


                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................ 1

         Condensed Balance Sheet (unaudited) <W066> September 30, 2007....... 1

         Condensed Statements of Operations (unaudited) for the
         six months ended September 30, 2007 and September 30, 2006.......... 2

         Condensed Statements of Cash Flows (unaudited) for the
         six months ended September 30, 2007 and September 30, 2006 ......... 3

        Notes to Condensed Financial Statements (unaudited).................. 4

 Item 2. Management's Discussion and Analysis or
                Plan of Operation .......................................... 12

Item 3.  Controls and Procedures  .......................................... 17

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.................................................. 17

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........ 20

 Item 3. Defaults Upon Senior Securities.................................... 22

 Item 4. Submission of Matters to a Vote of Security Holders................ 22

 Item 5. Other Information.................................................. 22

 Item 6. Exhibits and Reports on Form 8-K................................... 22

Signature Page ............................................................. 25

                        PARADIGM MEDICAL INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                               September 30, 2007
ASSETS
Current Assets
  Cash and Cash Equivalents                                        $    129,000
  Receivables, Net                                                      515,000
  Inventory                                                           1,095,000
  Prepaid Expenses                                                       73,000
                                                                   -------------
              Total Current Assets                                    1,812,000

Property and Equipment, Net                                              17,000
Intangibles, Net                                                        339,000
                                                                   -------------
                    Total Assets                                   $  2,168,000
                                                                   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts Payable                                                 $    347,000
  Accrued Expenses                                                    1,075,000
                                                                   -------------
                    Total Current Liabilities                         1,422,000

  Convertible Notes Payable                                           3,455,000
                                                                   -------------
  Total Long-term Liabilities                                         3,455,000
                                                                   -------------
               Total Liabilities                                      4,877,000
                                                                   -------------
Commitements:
                                                                              -
Stockholders' Deficit:
Preferred Stock, Authorized:
5,000,000 shares, $.001 par value
     Series A
        Authorized:  500,000 shares; issued and
        outstanding: 5,627 shares at September 30, 2007                       -
     Series B
        Authorized:  500,000 shares; issued and
        outstanding: 8,986 shares at September 30, 2007                       -
     Series C
        Authorized:  30,000 shares; issued and
        outstanding: zero shares at September 30, 2007                        -
     Series D
        Authorized:  1,140,000 shares; issued and
        outstanding: 5,000 shares at September 30, 2007                       -
     Series E
        Authorized:  50,000 shares; issued and
        outstanding: 250 shares at September 30, 2007                         -
     Series F
        Authorized:  50,000 shares; issued and
        outstanding: 4,398.75 shares at September 30, 2007                    -
     Series G
        Authorized:  2,000,000 shares; issued and
        outstanding: 588,235 shares at September 30, 2007                 1,000
Common Stock, Authorized:
800,000,000 shares, $.001 par value; issued and
    outstanding: 281,085,819 at September 30, 2007                      281,000
Additional Paid-in-capital                                           63,005,000
Accumulated
Deficit
($65,996,000)
                      Total Stockholders'
Deficit                                                            $ (2,709,000)
                                                                   -------------
                 Total Liabilities and Stockholders' Deficit       $  2,168,000
                                                                   =============

                 The accompanying notes are an integral part to
                      these condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                 2007         2006        2007        2006
                             -----------  -----------  -----------  -----------

Sales                        $   534,000  $   418,000  $ 1,190,000  $ 1,600,000
Cost of Sales                    270,000      203,000      645,000      841,000
                             -----------  -----------  -----------  -----------
     Gross Profit                264,000      215,000      545,000      759,000

Operating Expenses:
  Sales and Marketing            168,000      123,000      442,000      307,000
  General and
    administrative               191,000      258,000      688,000      772,000
  Research, development           71,000      130,000      261,000      388,000
                             -----------  -----------  -----------  -----------
     Total Operating
     Expenses                    430,000      511,000    1,391,000    1,467,000
                             -----------  -----------  -----------  -----------


Operating Income (Loss)         (166,000)    (296,000)    (846,000)    (708,000)

Other Income and (Expenses):
  Other expense (financing
    costs)                       (70,000)     (54,000)  (1,185,000)  (1,152,000)
  Interest expense                (1,000)      (3,000)      (2,000)      (7,000)
  Interest income                  3,000        5,000        8,000        5,000
  Settlement of liabilities           --       33,000       41,000       36,000
                             -----------  -----------  -----------  -----------
     Total Other Expenses        (68,000)     (19,000)  (1,138,000)  (1,118,000)
                             -----------  -----------  -----------  -----------

Income (loss) before
  provision for income          (234,000)    (315,000)  (1,984,000)  (1,826,000)
Provision for income taxes            --           --          --            --
                             -----------  -----------  -----------  -----------
Net income (loss)            $  (234,000) $  (315,000) $(1,984,000) $(1,826,000)
                             ===========  ===========  ===========  ===========
Net Loss

Earnings (loss) Per
  Common Share - Basic       $     (0.00) $     (0.00) $     (0.01) $     (0.01)
                             -----------  -----------  -----------  -----------
Earnings (loss) Per
  Common Share - Diluted     $     (0.00) $     (0.00) $     (0.01) $     (0.01)
                             -----------  -----------  -----------  -----------
Weighted Average
  Common Share - Basic       247,755,000  198,546,000  219,259,000  166,459,000
                             -----------  -----------  -----------  -----------
Weighted Average
  Common Share - Diluted     248,614,000  199,415,000  220,118,000  166,459,000
                             -----------  -----------  -----------  -----------



              The accompanying notes are an integral part to these
                         condensed financial statements

                      PARADIGM MEDICAL INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                            September 30,

                                                        2007            2006
                                                    -------------  -------------
Cash Flows from Operating Activities:
------------------------------------
  Net Income (loss)                                 $  (1,984,000) $ (1,826,000)
  Adjustment to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
       Depreciation and Amortization                        4,000        28,000
       Stock Option Valuation                                   -        23,000
       Beneficial Conversion Interest                     939,000       964,000
       Issuance of Stock Options and Warrants
        for Services                                       61,000        36,000
       Provision for Losses on inventory                  (22,000)      (24,000)
       Provision for Losses on receivables                      -        (5,000)
(Increase) Decrease from Changes in:
       Accounts Receivable                                (83,000)      114,000
       Inventories                                       (150,000)        4,000
       Prepaid and Other Expenses                         (62,000)      (46,000)
Increase (Decrease) in:
       Accounts Payable                                   (54,000)     (123,000)
       Accrued Liabilities                                274,000        89,000
                                                    -------------  -------------

       Net Cash Used in Operating Activities           (1,077,000)     (766,000)
                                                    -------------  -------------

Cash Flow from Investing Activities:
-----------------------------------
       Cash proceeds from sales of investment                   -       (19,000)
                                                    -------------  -------------

       Net Cash Provided by (Used in)
      Investing Activities                                      -       (19,000)
                                                    -------------  -------------


Cash Flows from Financing Activities:
------------------------------------
       Principal Payments on Notes Payable
        and Long-term Debt                                      -       (14,000)
       Proceeds from Issuance of Convertible Notes      1,000,000     1,000,000
                                                    -------------  -------------
       Net Cash (Used) Provided by Financing
       Activities                                       1,000,000       986,000
                                                    -------------  -------------

       Net Change in Cash                                 (77,000)      201,000

       Cash, Beginning of Period                          206,000        66,000
                                                    -------------  -------------

       Cash, End of Period                          $     129,000  $    267,000
                                                    =============  =============

Supplemental Disclosure of Cash Flow Information:
       Cash Paid for Interest                       $      2,000   $      4,000
                                                    -------------  -------------

       Cash Paid for Income Taxes                   $           -  $           -
                                                    -------------  -------------

              The accompanying notes are an integral part to these
                         condensed financial statements

                        PARADIGM MEDICAL INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



Basis of Financial Statement Presentation
-----------------------------------------

         The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006. The results of operations for the six months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Net Loss Per Share
------------------

         Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 50,534,392 and 32,131,892 shares of common stock and preferred stock convertible into 858,688 and 869,000 shares of common stock at September 30, 2007and 2006, respectively, have not been included in loss periods because they are anti-dilutive.

         For the three months ended September 30, 2007, the options and warrants to purchase 46,034,392 shares of common stock were excluded because of the treasury stock method.

         The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the nine month periods ended September 30, 2007 and September 30, 2006:

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                 2007         2006        2007        2006
                             -----------  -----------  -----------  -----------
  Basic weighted
   average shares
   outstanding               247,755,000  198,546,000  219,259,000  166,459,000

  Common stock
   equivalents -                 859,000      869,000      859,000           --
   convertible
   preferred stock

  Diluted weighted
   average shares
   outstanding               248,614,000  199,415,000  220,118,000  166,459,000
                             ===========  ===========  ===========  ===========

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

    $    $850,000 was disbursed on April 27, 2005;
    $ $800,000 was disbursed on June 23, 2005 after filing a registration statement on June 22, 2005 to register the shares of common stock underlying the convertible notes and the warrants; and
    $ $850,000 was disbursed on June 30, 2005, the effective date of the registration statement.

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

         The $2,500,000 in notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.09 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange

Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (ii) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (iii) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

         The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. As of November 13, 2007, a total of $947,366 in convertible notes issued on April 27, 2005 had been converted by the noteholders.

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

     $   $500,000 was disbursed on February 28, 2006;
     $ $500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock underlying the convertible notes. The registration statement was subsequently withdrawn on July 25, 2006 and a new registration statement was filed on September 26, 2006 to register 60,000,000 shares of common stock issuable upon conversion of the convertible notes.
     $ $500,000 was disbursed on April 20, 2007, the day prior to the effective date of the registration statement on May 1, 2007.

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

         The $1,500,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.02 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (ii) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (iii) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

         The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. As of November 13, 2007, a total of $164,122 in convertible notes issued on February 28, 2006 had been converted by the noteholders.

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

         The $500,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.10 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (ii) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (iii) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

         The Company is required to register the shares of its common stock issuable upon the conversion of the convertible notes and the exercise of the warrants that were issued to the noteholders pursuant to the securities purchase agreement the Company entered in to on June 11, 2007. The registration statement must be filed with the Securities and Exchange Commission within 60 days of June 11, 2007 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the callable secured convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at the Company's option. As of November 13, 2007, none of the convertible notes issued on June 11, 2007, had been converted by the noteholders.

Simple Conversion Calculation
-----------------------------

         The number of shares of common stock issuable upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006 and June 11, 2007 is determined by dividing that portion of the principal of the notes to be converted and interest, if any, by the conversion price. For example, assuming conversion of the $3,388,496 principal amount of convertible notes on November 13, 2007 (consisting of $4,500,000 in convertible notes that were sold to the four investors pursuant to the securities purchase agreements dated April 27, 2005, February 25, 2006, and June 11, 2007, less $1,111,504 in notes that were converted during the period from July 12, 2005 to November 13, 2007) and a conversion price of $.0024 per share, the number of shares issuable upon conversion would be:

                    $3,388,496/$.0024= 1,411,873,000 shares.

         The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, and June 11, 2007 is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,388,496 principal amount of convertible notes, based on market prices 25%, 50%, and 75% below the market price, as of October 26, 2007 of $.0024:

     % Below        Price Per     With 40%        Number of             % of
     Market          Share       Discount      Shares Issuable     Outstanding*
     ------          -----       --------      ---------------     -----------
      25%           $.0018        $.00108       3,137,496,000            779.2%
      50%           $.0012        $.00072       4,706,244,000          1,168.8%
      75%           $.0006        $.000036      94,124,889,000        23,376.0%

*Based on 402,655,736 shares outstanding as of November 13, 2007.

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

Failure to Repay Convertible Notes May Require Company Operations to Cease
--------------------------------------------------------------------------

         On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of convertible notes. On February 28, 2006, the Company entered into another securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of convertible notes. On June 11, 2007, the Company entered into a third securities purchase agreement for the sale of an aggregate of $500,000 principal amount of convertible notes. These convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of the Company's common stock. The Company currently has $3,388,496 in convertible notes outstanding. Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of the Company's property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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

Preferred Stock Conversions
---------------------------

         Under the Company's Certificate of Incorporation, holders of the Company's Class A and Class B preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the nine months ended September 30, 2007 no shares of Series A preferred stock and no shares of Series B preferred stock were converted to the Company's common stock.

         Holders of Series D preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the nine months ended September 30, 2007 no shares of Series D preferred stock were converted to the Company's common stock.

         Holders of Series E preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the nine months ended September 30, 2007 no shares of Series E preferred stock were converted to the Company's common stock.

         Holders of Series F preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the nine months ended September 30, 2007, no shares of Series F preferred stock were converted to the Company's common stock.

         Holders of Series G preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the nine months ended September 30, 2007, no shares of Series G preferred stock were converted to shares of the Company's common stock.

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

Related Party Transactions
--------------------------

         Payments for legal services to the firm of which the Company's Chairman of the Board is a partner were $5,000 and $30,000 for the three months ended September 30, 2007 and 2006 respectively. $150,000 and $113,000 for the nine months ended September 30, 2007 and 2006, respectively.

Accrued Expenses
----------------

Accrued expenses consist of the following at September 30, 2007:

    Accrued consulting and litigation reserve                      $    730,000
    Accrued payroll and employee benefits                                46,000
    Sales taxes payable                                                  14,000
    Customer deposits                                                     2,000
    Accrued Royalties                                                     1,000
    Warranty and return allowance                                       229,000
    Other accrued expenses                                               53,000
                                                                   -------------
     Total                                                         $  1,075,000
                                                                   =============

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

Results of Operations

         Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

         Net sales for the three months ended September 30, 2007 increased by $116,000, or 28%, to $534,000 as compared to $418,000 for the same period of 2006. This increase in sales was primarily due to an increase in sales of the P37, P2700, and P3700 Ocular Ultrasound A/B Scan Diagnostic, the P2000 A-Scan Biometric Ultrasound Analyzer, and the P2200 Pachymetric Analyzer.

     For the three months ended September 30, 2007, sales from the Company's diagnostic products totaled $492,000, or 92% of total revenues, compared to $348,000, or 83% of total revenues for the same period of 2006. The remaining 8% of sales, or $42,000 during the three months ended September 30, 2007 was from parts, disposables, and service revenue.

         Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes increased by $37,000 to $77,000, or 14% of total revenues, for the three months ended September 30, 2007, compared to $40,000, or 10% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) increased by $19,000 to $61,000, or 11% of total revenues, for the three months ended September 30, 2007, compared to net sales of $42,000, or 10% of total revenues, during the same period in 2006. Sales from the P37, P37-II and P2700 A/B Scan Ocular Ultrasound Diagnostic devices, the P55, P2200,and P2500 Pachymetric Analyzer, and the P2000 A-Scan Biometric Ultrasound Analyzer increased to $222,000, or 42% of total revenues, for the three month period ended September 30, 2007, compared to $92,000, or 15% of total revenues, for the same period of 2006. Combined sales of the LD 400 and TKS 5000 Autoperimetry Systems and the CT 200 Corneal Topography System decreased by $44,000 to $131,000, or 25% of the total revenues, for the three months ended September 30, 2007, compared to $175,000, or 42% of total revenues, for the same period of 2006.

         Sales have been higher during the three months ended September 30, 2007 for the Company due to a variety of reasons. Sales increased for the P37, P37-II and P2900 A/B Scan, the P55, P2200, and P2500 pachymeters, and the 2000 A-Scan. Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes were reduced primarily due to the introduction of new software for the P60, which received FDA 510(k) premarket approval on May 26, 2005,and to the necessity for hardware reconfiguration on the P40 and P45. The perimeters experienced a major reduction in sales due to the current redesign and reconfiguration of the LD 400 and the ongoing software development for the LD700. The Blood Flow Analyzer(TM) sales were higher during the third quarter by $19,000. The hardware configuration problems have since been resolved and the Company has recently completed a new software package for the P60. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to increase support for the P60 through increased clinical awareness, increased product development, improved marketing plans, and ongoing development of the new perimeters.

         Gross profit for the three months ended September 30, 2007 decreased by 2% to 49% of total revenues, compared to 51% of total revenues for the same period in 2006. The reduction in gross profit was mainly due to an increase in the price of materials, an increase in inventory, and an increase in the cost of developing a new domestic sales force. There has been no increase to cost of sales as a result of a charge to the reserve for obsolete inventory in 2007.

         Marketing and selling expenses increased by $45,000, or 37%, to $168,000, for the three months ended September 30, 2007, from $123,000 for the comparable period in 2006. This increase was due primarily increased salaries for domestic and international sales representatives, an increased number of sales representatives, and higher travel related and associated sales expenses.

         General and administrative expenses decreased by $67,000, or 26%, to $191,000 for the three months ended September 30, 2007, from $258,000 for the comparable period in 2006. This reduction in general and administrative expenses was primarily due to reduce legal and consulting fees.

         Also during 2007, the Company collected $16,000 in receivables that were previously allowed in the allowance for doubtful accounts. During 2007, the Company decreased the allowance for doubtful accounts by $22,000.

         Research, development and service expenses decreased by $59,000, or 45%, to $71,000 for the three months ended September 30, 2007, compared to $130,000 in the same period of 2006. Most of the decrease was due to a reduction in salaries in the engineering department and a reduction in reengineering costs.

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

         Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

         Net sales for the nine months ended September 30, 2007 decreased by $410,000, or 26%, to $1,190,000 as compared to $1,600,000 for the same period of 2006. This reduction in sales was primarily due to reduced sales of the P40, P45, P60 UBM Ultrasound Biomicroscopes and the LD 400 and the TKS 5000 Autoperimetry Systems.

         For the nine months ended September 30, 2007, sales from the Company's diagnostic products totaled $1,060,000, or 89% of total revenues, compared to $1,374,000, or 86% of total revenues for the same period of 2006. The remaining 11% of sales, or $130,000 during the nine months ended September 30, 2007, was from parts, disposables, and service revenue.

         Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes decreased by $21,000 to $272,000, or 23% of total revenues, for the nine months ended September 30, 2007, compared to $293,000, or 18% of total revenues, for the same period ended September 30, 2006. Sales of the Blood Flow Analyzer(TM) decreased by $1,000 to $127,000, or 11% of total revenues, for the nine months ended September 30, 2007, compared to net sales of $128,000, or 8% of total revenues, during the same period in 2006. Sales from the P37, P37-II and P2700 A/B Scan Ocular Ultrasound Diagnostic devices, the P55, P2200, and P2500 Pachymetric Analyzers, and the P2000 A-Scan Biometric Ultrasound Analyzer increased by $162,000 to $401,000, or 34% of total revenues, for the nine month period ended September 30, 2007, compared to $239,000, or 15% of total revenues, for the same period of 2006. Combined sales of the LD 400 and TKS 5000 Autoperimetry Systems and the CT 200 Corneal Topographer decreased by $454,000 to $261,000, or 22% of the total revenues, for the nine months ended September 30, 2007, compared to $715,000, or 45% of total revenues, for the same period of 2006.

         Sales have been lower during the nine months ended September 30, 2007 for the Company due to a variety of reasons. Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes were reduced primarily due to the introduction of new software for the P60, which received FDA 510(k) premarket approval on May 26, 2005,and to the necessity for hardware reconfiguration on the P40 and P45. The perimeters experienced a major reduction in sales due to the current redesign and reconfiguration of the LD 400 and the ongoing software development for the LD700. The hardware configuration problems have since been resolved and the Company has recently completed a new software package for the P60. The Company anticipates reversing the downward trend in sales through additional efforts by the Company to increase support for the P60 through increased clinical awareness, increased product development, improved marketing plans, and ongoing development of the new perimeters.

         Sales of surgical products are at a standstill pending FDA approval of the Photon(TM) laser system. In the nine month period ended September 30, 2007, the Company realized no sales in the surgical line consisting of the Precissionist Thirty Thousand(TM) and the Photon(TM) laser system. There were also no sales in the surgical line for the comparable period of 2006.

         Gross profit for the nine months ended September 30, 2006 decreased by 1% to 46% of total revenues, compared to 47% of total revenues for the same period in 2006. The decrease in gross profit was mainly due to an increase in the price of materials, an increase in inventory and an increase in the cost of developing a new domestic sales force. There was no increase to cost of sales as a result of a charge to the reserve for obsolete inventory in 2007.

         Marketing and selling expenses increased by $135,000, or 44%, to $442,000, for the nine months ended September 30, 2007, from $307,000 for the comparable period in 2006. The increase was due primarily to increased salaries for domestic and international sales representatives, an increased number of sales representatives, and higher travel related and associated sales expenses.

         General and administrative expenses decreased by $84,000, or 11%, to $688,000 for the nine months ended September 30, 2007, from $772,000 for the same period in 2006. This reduction in general and administrative expenses was primarily due to reduced depreciation expenses, reduced travel expenses, and reduced legal and consulting fees.

         Also during 2007, the Company collected $19,000 in receivables that were previously allowed in the allowance for doubtful accounts. During 2007, the Company reduced the allowance for doubtful accounts by $22,000.

         Research, development and service expenses decreased by $127,000, or 33%, to $261,000 for the nine months ended September 30, 2007, compared to $388,000 in the same period of 2006. This reduction was mainly due to lower costs of development and compliance with regulatory requirements compared to the higher costs associated with development of the new P60 UBM, including the cost of compliance with regulatory requirements, for the comparable period in 2006.

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

Liquidity and Capital Resources

         The Company used $1,077,000 in cash in operating activities for the nine months ended September 30, 2007, compared to $766,000 for the nine months ended September 30, 2006. The increase in cash used for operating activities for the nine months ended September 30, 2006 was primarily attributable to the Company's net loss and decreases in accounts payable, accounts receivable, and accrued liabilities and a decrease in inventory, specifically for the P60 UBM. The Company used zero in investing activities for the nine months ended September 30, 2007, compared to $19,000 used for the nine months ended September 30, 2006. Net cash received in financing activities was $1,000,000 for the nine months ended September 30, 2007, versus cash received from financing activities of $986,000 in the same period in 2006. The Company had working capital of $389,000 as of September 30, 2006, compared to working capital of $360,000 as of September 30, 2006.

         As of September 30, 2007, the Company had net operating loss carry-forwards (NOLs) of approximately $55 million. These loss carry-forwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend for twenty years. The Company's ability to use net operating loss carryforwards (NOLs) to offset future income is dependant upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

         As of September 30, 2007, the Company had accounts payable of $347,000, a significant portion of which was over 90 days past due, compared to accounts payable of $336,000 as of September 30, 2006. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer-term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has non-cancelable capital lease obligations and operating lease obligations that required the payment of approximately $105,000 in 2006 and $107,000 in 2007.

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

         3.  The  Company  has   increased  its  direct  sales  force  to  seven
representatives, which has resulted in less payroll, travel and other selling expenses.

         Because the Company has significantly fewer sales representatives, its ability to generate sales has been reduced. The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 11% of total outstanding receivables as of September 30, 2007 and 15% as of December 31, 2006 compared to 25% of total outstanding receivables as of September 30, 2006. The allowance for doubtful accounts decreased from $72,000 at December 31, 2006 to $50,000 at September 30, 2007.

         The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the six months ended June 30, 2007, the Company decreased a net of $22,000 to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $1,320,000 at September 30, 2007 and $1,333,000 at September 30, 2006, or 55% and 60% of total inventory, respectively. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon(TM) laser system, which does not yet have FDA approval in order to sell the product domestically. Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

         During the nine months ended September 30, 2007, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         On September 10, 2003, an action was filed against the Company by Larry Hicks in the Third Judicial District Court, Salt Lake County, State of Utah, (Civil No. 030922220), for payments due under a consulting agreement with the Company. The complaint claims that monthly payments of $3,083 are due for the months of October 2002 to October 2003 under the consulting agreement and, if the agreement is terminated, for the sum of $110,000 minus whatever the Company has paid Mr. Hicks prior to such termination, plus costs, attorney's fees and a wage penalty pursuant to Utah law. The Company has filed an answer in which it denies any liability to Mr. Hicks. Formal discovery in the matter has commenced. A trial is scheduled to begin on December 6, 2007. The Company disputes the amount allegedly owed and intends to vigorously defend against such action.

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

      $   $500,000 was disbursed on February 28, 2006;
      $ $500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock underlying the convertible notes. The registration statement was subsequently withdrawn on July 25, 2006 and a new registration statement was filed on September 26, 2006 to register 60,000,000 shares of common stock issuable upon conversion of the convertible notes; and
      $ $500,000 was disbursed on April 30, 2007, the day prior to the effective date of the registration statement on May 1, 2007.

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

         The $1,500,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.02 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (ii) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (iii) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

         The noteholders have agreed to restrict their ability to convert their convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional convertible notes. As of November 13, 2007, a total of $164,122 in convertible notes issued on February 28, 2006 had been converted by the noteholders.

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

         The $500,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.10 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (ii) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (iii) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

         The Company is required to register the shares of its common stock issuable upon the conversion of the convertible notes and the exercise of the warrants that were issued to the noteholders pursuant to the securities purchase agreement the Company entered in to on June 11, 2007. The registration statement must be filed with the Securities and Exchange Commission within 60 days of June 11, 2007 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at the Company's option. As of November 13, 2007, none of the convertible notes issued on June 11, 2007 had been converted by the noteholders.

         The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, and June 11, 2007 is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,388,496 principal amount of convertible notes (excluding accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of October 26, 2007 of $.0024:

     % Below       Price Per      With 40%         Number of            % of
      Market         Share        Discount       Shares Issuable    Outstanding*
      ------         -----        --------       ---------------    -----------
       25%           $.0018        $.00108        3,137,496,000           779.2%
       50%           $.0012        $.00072        4,706,244,000         1,168.8%
       75%           $.0006        $.000036      94,124,889,000        23,376.0%

 *Based on 402,655,736 shares outstanding as of November 13, 2007.

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

 -----------------

      (b)   Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2007.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PARADIGM MEDICAL INDUSTRIES, INC.



 November 14, 2007             /s/ Raymond P.L. Cannefax
                              -------------------------------------------------
                                Raymond P.L. Cannefax
                                President and Chief Executive Officer


 November 14, 2007             /s/ Luis A. Mostacero
                              ------------ ------------------------------------
                                Luis A. Mostacero, Vice President of Finance, Treasurer and Secretary














                                       23
--------------------------------------------------------------------------------