Form 10KSB
period 2007-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2008-05-16
CIK 916444

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2007, or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Registrant's revenues for the fiscal year ended December 31, 2007 were $1,911,000.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):Yes [ ] No [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $1,500,000 based upon the closing sale price of such stock as reported on the OTC Bulletin Board on that date.

         As of March 31, 2008, registrant had outstanding 798,887,500 shares of common stock, 5,627 shares of Series A preferred stock, 8,986 shares of Series B preferred stock, no shares of Series C preferred stock, 5,000 shares of Series D preferred stock, 250 shares of Series E preferred stock, 4,598.75 shares of Series F preferred stock, and 588,235 shares of Series G preferred stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Additional documents set forth in Part IV hereof are incorporated by reference.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

Item  1. Description of Business

General

         The Company develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic instrumentation and related accessories, including disposable products. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company's cataract removal system, the Photon(TM) laser system, is a laser cataract surgery system designed to be marketed as the next generation of cataract removal. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2007, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves. Due to the lack of FDA approval and the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the majority of the inventory associated with the Photon(TM). In addition, most inventory associated with the Precisionist Thirty Thousand(TM) has been reserved due to the estimated lack of recoverability. The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products. The Photon(TM) can be sold in markets outside of the United States. Both the Photon(TM) and the Precisionist ThirtyThousand(TM) are manufactured as an Ocular Surgery Workstation(TM). The Company is considering marketing the Photon(TM) and other lasers for use in eye care.

         The Company's diagnostic products include a pachymeter, a P55 pachymetric analyzer, a P37 Ultrasonic A/B Scan, P40, P45 and P60 UBM Ultrasound Biomicroscopes, a P37 A/B Scan, two perimeters, a corneal topographer and the Blood Flow Analyzer. The diagnostic ultrasonic products including the P55 pachymetric analyzer, the P37 Ultrasonic A/B Scan and the P40 UBM Ultrasound Biomicroscope were acquired from Humphrey Systems, a division of Carl Zeiss in 1998. The Company developed and offered for sale in the fall of 2000 the P45, which combines the P37 Ultrasonic A/B Scan and the UBM biomicroscope in one machine. In addition, the Company developed and offered for sale in March 2005 the P60, which represents the fourth generation of UBM devices and has better visual clarity and image flexibility than earlier versions. The perimeter and the corneal topographer were added when the Company acquired the outstanding shares of the stock of Vismed, Inc. d/b/a/ Dicon(TM) in June 2000. The Company purchased Ocular Blood Flow, Ltd. in June 2000 whose principal product is the Blood Flow Analyzer(TM). This product is designed for the measurement of intraocular pressure and pulsatile ocular blood flow volume for detection and monitoring of glaucoma. The Company is currently developing additional applications for all of its diagnostic products.

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

         The agreement provides that the Company and MEDA agree to jointly develop and collaborate in the improvement and enhancement of the Company's products and, in the interest of product development, enhancement and differentiation, MEDA agrees to give consideration to potential software development or enhancements made available to the Company for its products. Moreover, in the interest of product improvement, MEDA agrees to collaborate with the Company and its designated engineers, employees and consultants to consider and potentially implement jointly or individually the development of product enhancements to the Company's products to be manufactured by MEDA.

         The software and hardware modifications designed jointly by the Company and MEDA will be considered the joint intellectual property of the Company and MEDA and may be used, without restriction, unless otherwise previously agreed to, by either party. MEDA also agrees to provide a twelve month warranty on all products that it manufactures for the Company. If defects cannot be corrected at the Company's facilities, the products may be returned to MEDA for the purposes of carrying out such repairs as required, and MEDA agrees to return the repaired products to the Company or its designated agent or distributor within ten working days from the date of receiving such products, at no cost to the Company, and MEDA will pay return freight costs.

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

         MEDA provides the Company with several ultrasound devices. These devices include the P37-II A/B Scan, the P2000 A-Scan Biometric Analyzer, P2200 Pachymeter and the P2500, which is a combined A-Scan and pachymeter. MEDA also manufactures the P2700, P3700, and P37-II A/B Scans and the P50 Ultrasound Biomicroscope. The agreement provides exclusive distribution rights to the Company throughout most of the world, including the United States and Canada, once FDA approval is received on these devices.

         The agreement shall be effective for three years from date of execution. At the end of the three year term, representatives of the Company and MEDA will confer to determine whether to extend the term of the agreement. This will have a practical effect of extending the term of the agreement for an additional 120 days. If mutual agreement for extending the term of the agreement is not reached within 120 days after the end of the three year term, then the agreement will be deemed terminated. However, if within the 120 day period, the

Company and MEDA mutually agree to extend the term of the agreement, then thereafter either party may terminate the agreement by providing at least twelve months' prior written notice to the other party. All outstanding orders at the time of notification will be supplied under the terms of the agreement, and MEDA will continue to fulfill all orders from the Company until the twelve month notice period has expired.

         On January 31 and February 1, 2007, the Company received FDA 510(k) premarket approval for a new generation of ultrasound devices. This approval allows the new devices to be sold in the United States. The new ultrasound devices, which are to be manufactured by MEDA and sold by the Company in the United States, include the P2000 A-Scan (used to measure axial length of the eye), the P2200 Pachymeter (used for measuring corneal thickness), the P2500 A-Scan/Pachymeter (a combination of the two stand alone devices), the P2700 AB/Scan (an ultrasound imaging device for detecting abnormalities within the eye) and the P37-II (a more advanced AB/Scan used to provide portability for ophthalmology veterinary applications) and the P50 Ultrasound Biomicroscope for high frequency imaging of the anterior chamber of the eye.

         On September 25, 2006, the Company entered into a Worldwide OEM Agreement with Tinsley, a division of Hartest Precision Instruments Limited, and one of Europe's leading developers and producers of visual fields analysis devices or perimeters. Under the terms of the agreement, Tinsley agrees to engineer, develop and manufacture the Company's newest perimeter, the LD700 Visual Fields Analyzer. The product is to be manufactured by Tinsley at agreed upon costs and supplied to the Company for resale.

         On August 14, 2007, the Company entered into an agreement with Equity Source Partners, LLC of Jericho, New York. Under the terms of the agreement, Equity Source Partners will act as the exclusive financial advisor to the Company and will assist the Company in raising private capital, creating a strategy for growing its core business, pursuing a follow on offering, and providing general strategic corporate advice. Among the strategic advisory services Equity Source Partners will provide are to assist in identifying and introducing the Company to third parties in connection with potential strategic relationships, provide advice concerning issues relating to potential strategic relations, capital raises and potential investment banking contacts, and establish contact with prospective providers of capital. Among the financing services Equity Source Partners will perform is to solicit prospective providers of capital on the Company's behalf.

         The term of the agreement is for twelve months unless extended by mutual consent. As compensation for its services, the Company agrees to provide equity Source Partners with an advisory fee equal to an aggregate of 3% of the outstanding shares of the Company's common stock. In addition, the Company agrees to pay Equity Source Partners a cash fee equal to 7.5% of the gross proceeds from the sale of securities to investors that were introduced to the Company by Equity Source Partners and a cash fee equal to 3% of the gross proceeds received from the sale of securities to investors that were not introduced by Equity Source Partners.

         On January 16, 2008, the Company entered into a consulting agreement with Corcoran Consulting Group, which specializes in medical reimbursement issues for optometry and ophthalmology. The Company plans to work with Corcoran Consulting Group to create a new common procedure technology, or CPT code number, for reimbursement purposes for physicians and practitioners using the Blood Flow Analyzer(TM). In addition, the Company plans to work with Corcoran Consulting Group to offer educational seminars for physicians and practitioners who purchase the Blood Flow Analyzer(TM).

         On January 28, 2008, the Company entered into a Distribution Agreement with LACE Elettronica srl to distribute its Glaid device, a proprietary electrophysiology instrument for the early detection of glaucoma by means of measuring the physical condition of the retina's ganglion cells, including retinal ganglion cell loss. The Glaid device was approved by the FDA in 2005 and has undergone extensive testing and clinical studies in the United States, Canada and Italy, including at Bascom Palmer Eye Institute, University of California at San Diego's Hamilton Glaucoma Center, and New York State College of Optometry.

         Under the terms of the agreement, the Company has the exclusive right to distribute the Glaid device in the United States and Canada. The Company also has a first right of refusal for distribution of the product to countries outside the United States and Canada where LACE is not currently selling or marketing the product. These additional distribution rights are subject to reasonable new minimum quotas. The Distribution Agreement requires the Company to purchase the Glaid device from LACE at an agreed upon price and to then sell the product in compliance with minimum order requirements. The five year quotas for the Glaid device are 27 units, 60 units, 100 units, 120 units, and 120 units for years one through five of the agreement. Paradigm sales for quota requirements are to begin as soon as the product is fully completed, with all accessories and consumables, and ready for delivery.

         The Distribution Agreement is for the term of five years. At the end of the five year term, representatives of the Company and LACE will determine whether to extend the term of the agreement. If mutual agreement for continuation of the agreement is not reached within 120 days thereafter, the agreement will be deemed terminated. However, if within the 120 day period, the

Company and LACE mutually agree to continue the agreement, then either party may terminate the agreement at any time thereafter by providing at least twelve months' prior written notice to the other party. All outstanding orders at the time of notification will be supplied under the terms of the agreement, and LACE will continue to fulfill all orders from the Company until the twelve month notice period has expired.

         LACE also agrees to provide a twelve month warranty from the day of delivery on all Glaid devices supplied to the Company. If the defects cannot be corrected at the Company's facilities or at the facilities of trained Company repair centers, the products must then be returned to LACE for purposes of carrying out such repairs as required, and LACE agrees to return the repaired products to the Company or its designated agent or distributor within ten working days from the date of receiving such products, at no cost to the Company, and LACE will pay return freight costs. The Company additionally agrees to arrange for installation of the Glaid device at no cost to LACE. The Company further agrees to provide Company brand specific labeling to be applied to the LACE devices shipped directly to the Company's customers and distributors.

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

         The laser probe may also eliminate any possibility for burns around the incision or at the cornea and may therefore be used with cataract surgery techniques that utilize a more delicate clear cornea incision which can eliminate sutures and be conducted with topical anesthesia. However, this system may not effectively remove harder grade cataracts. Harder grade cataracts can be removed using the already existing ultrasound capability of the
Precisionist(TM). Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2006, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. Due to the uncertainty surrounding the timetable for obtaining FDA approval and the lack of significant revenue from the other surgical products, the Company has recorded an inventory reserve against the majority of the inventory associated with the Photon(TM) and Precisionist Thirty Thousand (TM). The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products.

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

         The Company's laser system is based upon the concept that pulsed laser energy produced with the microprocessor controlled Nd:YAG laser system provides ophthalmic surgeons with a more precise and less traumatic alternative in cataract surgery. Although conventional ultrasonic surgical systems have proven effective and reliable in clinical use for many years, their use of high frequency shock waves and vibration to fragment the cataract can make the procedure difficult and can present risk of complication both during and after surgery. In contrast, the Company's laser system, which utilizes short centralized energy bursts, should permit the delivery of the laser beam with less trauma to adjacent tissue. Therefore, unlike ultrasonic systems, whose vibrations and shock waves affect (and can damage) non-cataract tissues within the eye, the Company's Photon(TM) laser cataract system should only affect tissues with which it comes into direct contact.

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

         The Photon(TM) Ocular Surgery Workstation(TM) has not been commercially developed with any other added hardware or software features. There is no guarantee that the ophthalmic surgery market will accept the laser in this capacity or that the FDA will grant approval. Regulatory approval would require completion of pending Photon(TM) clinical trials and resubmission of a 510(k) predicate device application to the FDA. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2007, diagnostic products consisting mainly of P40, P45 and P60 UBM Ultrasound Biomicroscopes; P2700, P3700 and P37 A/B Scans; perimeters, CT 50 Corneal Topographer, and Blood Flow Analyzer(TM) are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the company improves. The Company's focus is not on any specific diagnostic product or products, but rather on the entire group of diagnostic products.

         On March 31, 2005, Joseph W. Spadafora filed a complaint against the Company in the United States District Court, District of Utah, in which he alleges that he was a clinical investigator in the study for the FDA involving the Company's Photon(TM) laser system where he performed numerous surgeries using the Photon(TM). Dr. Spadafora contends that in meetings with the Company's personnel he suggested ways in which the handpiece on the Photon(TM) could be improved. Dr. Spadafora further contends that on August 5, 1999, when the Company filed a patent application for an improved handpiece with the United States Patent and Trademark Office, he was not named as one of the inventors or a coinventor on the patent application. On September 24, 2004, the Company was issued a patent entitled, "Laser Surgical Handpiece with Photon Trap." Because the Company did not list Dr. Spadafora as one of the inventors or a coinventor on the patent, Dr. Spadafora requests in his complaint that a court order be entered declaring that he is the inventor or coinventor of the patent and, as a result, is entitled to all or part of the royalties and profits that the Company earned or will earn from the sale of any product incorporating or using the improved handpiece.

         On June 2, 2006, the Company entered into a settlement agreement with Dr. Spadafora for the dismissal of the lawsuit. Under the terms of the settlement agreement, the Company agrees to provide Dr. Spadafora with the exclusive right over a three-year period to market and sell the Photon(TM) laser system and its components, including the inventory and intellectual property rights. If Dr. Spadafora were successful in finding a prospective purchaser to acquire the Photon(TM) laser system upon terms acceptable to the Company, it agrees to pay him a commission equal to 10% of the total purchase price. If the purchase price for the Photon(TM) laser system includes a royalty or other payments payable to the Company on later sales of the Photon(TM) laser system other than its handpiece component, the Company agrees to pay Dr. Spadafora 8% of such royalties or other payments on such later sales through the full term of the purchase agreement. The Company further agrees that if a purchase price includes a royalty or other payments payable to the Company on later sales of the handpiece component of the Photon(TM) laser system, the Company agrees to pay Dr. Spadafora 15% of such royalties or other payments through the full term of the purchase agreement.

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

         Surgical Instruments and Disposables: In addition to the cataract surgery equipment, the Company's surgical systems utilize or will utilize accessory instruments and disposables, some of which are proprietary to the Company. These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, instrument drapes and laser cataract probes. The Company intends to expand its disposable accessories as it penetrates the cataract surgery market and expands the treatment applications for its Workstation(TM). These products contributed 0% of total revenues for both 2006 and 2005.

         Diagnostic Eye Care Products: Glaucoma is a second leading cause of adult blindness in the world. Glaucoma is described as a partial or total loss of visual field resulting from certain progressive disease or degeneration of the retina, macula or nerve fiber bundle. The cause and mechanism of the glaucoma pathology is not completely understood. Present detection methods focus on the measurement of intraocular pressure in the eye, visual field and observation of the optic nerve head to determine the possibility of pressure being exerted upon the retina and optic nerve fiber bundle, which can diminish the visual field. Recently, retinal blood circulation has been indicated as a key component in the presence of glaucoma. Some companies produce color Doppler equipment in the $80,000 price range intended to provide measurement of ocular blood flow activity in order to diagnose and treat glaucoma at an earlier stage.

         Blood Flow Analyzer(TM): In June 1997, the Company received FDA clearance to market the Blood Flow Analyzer(TM) for early detection and treatment management of glaucoma and other retinal related diseases. The device measures not only intraocular pressure but also pulsatile ocular blood flow, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow Analyzer(TM) is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. This was the first diagnostic eye care device. The device is a portable desktop system that utilizes a proprietary and patented pneumatic Air Membrane Applanation Probe(TM) or AMAP(TM), which can be attached to any model of standard examination slit lamp, which is then placed on the cornea of the patient's eye to measure the intraocular pressure within the eye. The device is unique in that it reads a series of intraocular pressure pulses over a short period of time (approximately five to ten seconds) and generates a waveform profile, which can be correlated to blood flow volume within the eye. A proprietary software algorithm developed by David M. Silver, Ph.D., at Johns Hopkins University, calculates the blood flow volume. The device presents a numerical intraocular pressure reading and blood flow analysis rating in a concise printout, which is affixed to the patient history file. In addition, the data generated by the device can be downloaded to a personal computer system for advanced database development and management.

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

         In April 2001, the Company received written authorization from the CPT Editorial Research and Development Department of the American Medical Association to use common procedure terminology or CPT code number 92120 for its Blood Flow Analyzer(TM), for reimbursement purposes for doctors using the device. However, certain payors have elected not to reimburse doctors using the Blood Flow Analyzer(TM). The Company is continuing its aggressive campaign to educate the payors about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the doctors. Currently, there is reimbursement by insurance payors to doctors using the Blood Flow Analyzer(TM) in 22 states and partial reimbursement in four other states. The amount of reimbursement to doctors using the Blood Flow Analyzer(TM) generally ranges from $56.00 to $76.00 per patient, depending upon the insurance payor. Insurance payors providing reimbursement for the Blood Flow Analyzer(TM) have the discretion to increase or reduce the amount of reimbursement. The Company is endeavoring to obtain reimbursement by insurance payors in other states where there is currently no reimbursement being made.

         The manufacturing activities for the Blood Flow Analyzer(TM) have been moved to the Salt Lake City facility from the outsourced plant located in England. On October 21, 2002, the Company received FDA approval on its 510(k) application for additional indications of use for the Blood Flow Analyzer(TM). The additional indications include pulsatile ocular blood flow and pulsatile ocular blood volume. These are diagnostic measurements that assess the hemodynamic and vascular health of the eye. Also, the Company is continuing its aggressive campaign to educate the insurance payors about the Blood Flow Analyzer(TM), its purposes and the significance of its performance in patient care in order to achieve reimbursements to the doctors using its Blood Flow Analyzer(TM). Sales of the Blood Flow Analyzer(TM) and related accessories accounted for 13% and 10% of total sales for the fiscal years ended December 31, 2007 and 2006, respectively.

         On January 16, 2008, the Company entered into a consulting agreement with Corcoran Consulting Group, which specializes in medical reimbursement issues for optometry and ophthalmology. The Company plans to work with Corcoran Consulting Group to create a new common procedure technology, or CPT code number, for reimbursement purposes for physicians and practitioners using the Blood Flow Analyzer(TM). In addition, the Company plans to work with Corcoran Consulting Group to offer educational seminars for physicians and practitioners who purchase the Blood Flow Analyzer(TM).

         Dicon(TM) Perimeters: Dicon(TM) perimeters consist of the LD 400, the TKS 5000, and software consisting of FieldLink(TM), FieldView(TM) and Advanced FieldView. Perimeters are used to determine retinal sensitivity testing the visual pathway. Perimeters have become a standard of care in the detection and monitoring of glaucoma worldwide. Perimetry is reimbursable worldwide. The

Dicon(TM) perimeters feature patented kinetic fixation and voice synthesis now in 27 different languages. Software programs are sold to assist in the analysis of the test results. Sales of the perimeters and related accessories generated 19% and 35% of the total revenues for 2007 and 2006, respectively.

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

         The LD700 Perimeter is the next generation of perimeters, providing a small footprint and compact design. The test given with the LD700 tests for visual field loss that is often an indicator of the presence of glaucoma. The LD700 is designed to identify glaucoma suspects and also monitor the onset of glaucoma in patients afflicted with this eye disease. It is also used in the management of medication used to treat glaucoma to assure the prescribed medication is effective in slowing the progression of glaucoma and other ailments that result in visual field loss.

         Dicon(TM) Corneal Topographers: Dicon(TM) corneal topographers include the CT 200(TM) and the CT 50. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Clinical applications for corneal topographers include refractive surgery that eliminates the need for eyeglasses and optometric applications including contact lens fitting. Revenues from the topographer and related accessories were 1% and 3% of the total revenues for 2007 and 2006, respectively. An enhanced version of the CT 200(TM) was introduced during the fourth quarter of 2003. The Company has completed the upgrades to the CT 200(TM) and the CT 50 Corneal Topographers, which are now operating with Windows XP software rather than the former Windows 95 operating systems.

         P55 Pachymetric Analyzer: The ultrasonic pachymeter is used for measurement of corneal thickness. The Model P55 is positioned as a standard office pachymeter. This device is targeted to the refractive surgery market and contributed 1% of the total revenues for both 2007 and 2006.

         P20 A-Scan Biometric Ultrasound Analyzer: The A-Scan was removed from the Company's line of diagnostic products in 2002 but added back as a result of its Worldwide OEM Agreement with MEDA Co., Ltd. in which MEDA has agreed to jointly develop and collaborate in the improvement and enhancement of the Company's products. The A-Scan is a prerequisite procedure reimbursed by Medicare and is performed before every cataract surgery. Over 5,000 A-Scan systems have been installed in the worldwide market, representing a substantial market opportunity for software upgrades and extended warranty contract sales. A-Scan sales were 0% of the total revenues for both 2007 and 2006.

         P37 A/B Scan Ocular Ultrasound Diagnostic: The A/B Scan is used by retinal subspecialists to identify foreign bodies in the posterior chamber of the eye and to evaluate the structural integrity of the retina. The A/B Scan is attractive to the general ophthalmic community at large because of its lower price point and its image resolution qualities. Sales from this product were 10% and 8% of the total revenues for 2007 and 2006, respectively.

         P40, P45 and P60 UBM Ultrasound Biomicroscopes: Humphrey Systems developed the P40 UBM Ultrasound Biomicroscope in conjunction with the New York Eye and Ear Infirmary in Manhattan and the University of Toronto. The P40 biomicroscope and its intellectual property were included in the purchase from Humphrey Systems and gives the Company the proprietary rights to this device. The P40 biomicroscope creates a high resolution computer image of the unseen parts of the eye that is a "map" for the glaucoma surgeon. The P40 biomicroscope is an "enabling technology" for the ophthalmologist, one that the Company has repositioned for broader market sales penetration. Formerly sold only to glaucoma subspecialty practitioners, the Company reintroduced the P40 biomicroscope at a price point targeted for the average practitioners seeking to add glaucoma filtering surgical procedures and income to their cataract surgical practice.

         The P40 biomicroscope related surgical filtering procedures are fully reimbursable by Medicare and insurance providers. This untapped new market positions the Company with its proprietary P40 biomicroscope and, to its knowledge, the only commercially viable product of this type on the market, as a leader in the rapidly expanding glaucoma imaging and treatment segment. In the fall of 2000, the Company introduced the P45 UBM Ultrasonic Biomicroscope, which combines the P40 biomicroscope and the P37 A/B Scan Ocular Ultrasound Diagnostic into one instrument. The Company believes that by combining functions, the P45 will appeal to a broader market. The P40 biomicroscope and related accessories sales were 6% and 4% of the total revenues for 2007 and 2006, respectively. The P45 biomicroscope and related accessories sales contributed 2% and 6% of the total revenues for 2007 and 2006, respectively.

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

         In March 2005, the Company introduced the P60 UBM Ultrasound Biomicroscope. The P60 biomicroscope represents the fourth generation of UBM devices and has better visual clarity and image flexibility than earlier versions. On March 1, 2005, the Company was awarded the CE Mark for the P60, which enables it to market the device in 19 Western European countries, the Middle East and India, and some parts of Asia and the Pacific Rim. On May 26, 2005, the Company received FDA 510(k) premarket approval for the P60, which allows it to be sold in the United States. On February 9, 2006, the Company received a Canadian device license for the P60, which allows it to be sold in Canada. The P60 biomicroscope and related accessories sales were 21% and 16% of total revenues for 2007 and 2006, respectively.

         On June 5, 2007, the Company introduced a new software package for the P60 biomicroscope. This V2.1 software incorporates greater image resolution, a user-friendly and robust database management system, and networking capabilities that allow the patient image data to be transferred within a user's network for efficient patient record management. The Company developed the new V2.1 software in partnership with the optic and engineering group at Reliacon Global, Inc.

         In July 2000, the Company received ISO 9001 and EN 46001 certification using TUV Essen as the notified body. Under ISO 9001certification, its products are now CE marked. The CE mark allows the Company to ship product for revenue into the European Community. The Company successfully retained its certification in 2005 and retained ISO 13485 in December 2005 from TUV Essen.

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

         The agreement provides that the Company and MEDA agree to jointly develop and collaborate in the improvement and enhancement of the Company's products and, in the interest of product development, enhancement and differentiation. MEDA agrees to give consideration to potential software development or enhancements made available to the Company for its products. Moreover, in the interest of product improvement, MEDA agrees to collaborate with the Company and its designated engineers, employees and consultants to consider and potentially implement jointly or individually the development of product enhancements for the Company's products to be manufactured by MEDA.

         On January 31 and February 1, 2007, the Company received FDA 510(k) pre-market approval for a new generation of ultrasound devices. This approval allows the new devices to be sold in the United States. The new ultrasound devices, which are to be manufactured by MEDA and sold by the Company in the United States, include the P2000 A-Scan (used to measure axial length of the eye), the P2200 Pachymeter (used for measuring corneal thickness), the P2500 A-Scan/Pachymeter (a combination of the two stand-alone devices), the P2700 and P3700 AB/Scans (an ultrasound imaging device for detecting abnormalities within the eye), the P37-II (a more advanced AB/Scan used to provide portability for ophthalmology veterinary applications) and the P50 Ultrasound Biomicroscope for high frequency imaging of the anterior chamber of the eye.

         Parts and Services: The parts and service revenue from the repair and service of equipment sold accounted for 9% and 12% of total revenues in 2007 and 2006, respectively.

         The following table identifies each product class, status of commercial development, the percentage of sales contributed by that class, reimbursement status, and status of applicable United States and foreign regulatory approvals:



                                                     Commercial      Reimbursement      % 2006      %2007             Regulatory
      Product (1)             Product Class         Development         Status          Sales       Sales             Approvals
P55, P2200 and P2500         System, Imaging,         Complete            Yes             3%         4%      FDA 510(K) K844299*
Pachymetric Analyzer      Pulsed Echo Diagnostic                                                             ISO 9001: 1994, EN ISO
                                                                                                             9001**

P20 and P2000             System Imaging, Pulsed      Complete            Yes             1%         3%      FDA 510(K) I844299*
A-Scan Biometric             Echo Diagnostic                                                                 ISO 9001: 1994,
Ultrasound Analyzer                                                                                          EN ISO 9001**

P37, P37-II, P2700        Transducer, Ultrasound      Complete            Yes            10%         22%     FDA 510(K) K844299*
and P3700 A/B Scan              Diagnostic                                                                   ISO 9001: 1994,
Ocular Ultrasound                                                                                            EN ISO 9001**
Diagnostic

P40 UBM Ultrasound           System, Imaging,         Complete            Yes             5%         6%      FDA 510(K) K844299*
BioMicroscope             Pulsed Echo Ultrasound                                                             ISO 9001: 1994,
                                Diagnostic                                                                   EN ISO 9001**

P45 UBM Ultrasound           System, Imaging,         Complete            Yes             6%         2%      FDA 510(K) K844299*
Biomicroscope,            Pulsed Echo Ultrasound                                                             ISO 9001: 1994,
Workstation Plus                Diagnostic                                                                   EN ISO 9001**

P60 UBM Ultrasound           System, Imaging,         Complete            Yes            14%         21%     FDA 510(K) K844299*
Biomicroscope,            Pulsed Echo Ultrasound                                                             ISO 9001: 1994,
Workstation Plus                Diagnostic                                                                   EN ISO 9001**

BFA Ocular Blood            Tonometer, Manual         Complete            Yes****        10%         13%     FDA 510(K) K844299*
Flow Analyzer(TM) and              Diagnostic                                                                ISO 9001: 1994,
Disposables                                                                                                  EN ISO 9001**

CT 200 Corneal             Topographer Corneal        Complete            Yes             3%         1%      FDA 510(K) K844299*
Topography System               AC-Powered                                                                   ISO 9001: 1994,
                                Diagnostic                                                                   EN ISO 9001**

LD 400 Autoperimetry       Perimeter, Automatic       Complete            Yes            25%         15%     FDA 510(K) K844299*
System                          AC-Powered                                                                   ISO 9001: 1994,
                                Diagnostic                                                                   EN ISO 9001**

TKS 5000                   Perimeter, Automatic       Complete            Yes            11%         4%      FDA 510(K) K844299*
Autoperimetry System           AC-Powered,                                                                   ISO 9001: 1994,
                                Diagnostic                                                                   EN ISO 9001**

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

Parts and Services           Perimeter, BFA,          Complete            Yes            12%         9%      FDA 510(K) K844299*
                                Tonometer,                                                                   ISO 9001: 1994,
                               Topographer,                                                                  EN ISO 9001**
                                Ultrasound
                          Workstations, Systems,
                                 Imaging

-----------------------------

(1) Except for the Photon(TM) Ocular Surgery Workstation, which can only be sold in countries outside the United States, these products can be sold in the United States and in foreign countries including but not limited to Argentina, Australia, Bangladesh, Borneo, Brazil, Canada, China, Czechoslovakia, Egypt, France, Germany, Greece, Hong Kong, India, Israel, Italy, Japan, Jordan, Korea, Malaysia, Mexico, New Zealand, Pakistan, Peru, Poland, Puerto Rico, Russia, Saudi Arabia, Spain, Sri Lanka, Taiwan, Thailand, Turkey, United Kingdom, and United Arab Emirates.
(2) Due to the lack of recent sales volume, the inventory associated with the Precisionist Thirty Thousand (TM), the SIStem(TM) and the Odyssey(TM) has been deemed obsolete and a reserve has been recorded to offset such inventory.
(3) Due to the lack of recent evidence to support the recoverability of inventory associated with the Photon(TM), the Company has recorded a reserve to offset the majority of such inventory on hand.
(4) The Photon(TM) is in-process and not complete because the Company has not completed the clinical trials in order to obtain FDA regulatory approval.
* FDA 510(K) K844299 represents domestic approval by U.S. Food and Drug Administration
**       ISO 9001: 1994, EN ISO 9001 represents international approval
***      IDE G940151 represents approval for international distribution only
**** Represents full reimbursement in 20 states and partial reimbursement in six other states.

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

         Marketing Organization: The Company markets its products internationally through a network of distributors and domestically through direct sales representatives, independent sales organizations, and ophthalmic product distributors. As of December 31, 2007, the Company had five direct domestic sales employees and one independent sales organization in the United States and 24 ophthalmic and medical product distributors outside the United States. These sales representatives are assigned exclusive territories and have entered into contracts with the Company that contain performance quotas. Domestic sales channels have been expanded to include independent sales representatives and distributors. The Company also plans to continue to market its products by identifying customers through internal market research, trade shows and direct marketing programs.

         Product advertising is intended to be focused in the major industry trade journals. Most of the ophthalmologists or optometrists in the United States receive one or more of these magazines through professional subscription programs. The media has shown strong interest in the Company's technology and products, as evidenced by several recent articles in these publications.

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

         Research, development and service expenses (which includes production and manufacturing support and the service department expenses) increased by $94,000, or 38%, to $344,000 for the twelve months ended December 31, 2007, from $250,000 for the same period in 2006. None of the costs of research and development activities during 2007 and 2006 was borne directly by customers.

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

Competition

         General. The Company is subject to competition in the cataract surgery and the glaucoma diagnostic markets from two principal sources: (i) manufacturers of competing ultrasound systems used when performing cataract treatments and (ii) developers of technologies for ophthalmic diagnostic and surgical instruments used for treatment. A few large companies that are well established in the marketplace have experienced management, are well financed and have well recognized trade names and product lines that dominate the surgical equipment industry. The Company believes that the combined sales of five entities account for over 90% of the cataract surgery market. The remaining market is fragmented among emerging smaller companies, some of which are foreign. The ophthalmic diagnostic market has a similar composition.

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

         The Retinal Diagnostic Market. The Glaucoma Research Foundation suggests that with the aging of the so-called baby boom generation, there will be an increase of refractive surgeries, macular degeneration and glaucoma in the United States, the leading causes of adult blindness worldwide. The National Eye Institute stated in 2002 that the number of visually impaired Americans is likely to double over the next three decades. Their report estimated that 2.4 million people suffer some visual impairment in this country. The damage caused by these diseases is irreversible. The preconditions for the onset of macular degeneration or glaucoma are low ocular blood flow and/or high intraocular pressure. Diagnostic screening is important for individuals susceptible to these diseases. People in high risk categories include: African Americans over 40 years of age, all persons over 60 years of age, persons with a family history of glaucoma or diabetes, and the very nearsighted. The Glaucoma Research Foundation recommends that these high risk individuals be tested regularly for glaucoma. According to the U.S. Census Bureau, in 1995 there were over 30 million adults 65 years of age and older and eight million African Americans 45 years of age and older. The Glaucoma Research Foundation reports that glaucoma currently accounts for more than seven million visits to physicians annually.

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

         The Photon(TM) laser cataract probe is protected under a United States patent issued to Daniel M. Eichenbaum, M.D. in 1987 and subsequently assigned to PhotoMed International, Inc. and a Japanese patent issued to the Company in 1997 for the utility and methods of laser ablation, aspiration and irrigation of tissue through a hand held probe of a unique design. The United States patent expired in September 2004.

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

         Furthermore, the introduction of the Company's products in foreign countries may require it to obtain foreign regulatory clearances. The Company believes that only a limited number of foreign countries have extensive regulatory requirements, including France, Germany, Korea, China and Japan. The time involved for regulatory approval in foreign countries varies and can take a number of years. A number of European and other economically advanced countries, including Italy, Norway, Spain and Sweden, have not developed regulatory agencies for intensive supervision of such devices. Instead, they generally have been willing to accept the approval of the FDA. Therefore, a premarketing approval, Section 510(k) or approved Investigational Device Exemption from the FDA is tantamount to approval in those countries. These countries and most developing countries have simply deferred direct discretion to licensed practicing surgeons to determine the nature of devices that they will use in medical procedures. The Company's two ultrasound surgical and diagnostic systems, the Photon(TM) laser cataract system it is developing and the ocular blood flow analyzer and the UBM biomicroscope are all devices which require FDA approval. Therefore, a significant aspect of the acceptance of the devices in the market is the Company's effectiveness in obtaining the necessary approvals. Having an approved Investigational Device Exemption allows the Company to export a product to qualified investigational sites.

Regulatory Status of Products

         All of the Company's products, with the exception of the Photon(TM), are approved for sale in the U.S. by the FDA under a 510(k). All of the Company's products have been accepted for import into CE countries and various non-CE countries.

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

         The Company received a warning letter dated August 30, 2000 from the Office of Compliance, Center for Devices and Radiological Health of the Food and Drug Administration relating to certain deficiencies in the human clinical trials for its Photon(TM) Laser Cataract System. The warning letter concerned the conditions found by the FDA during several audits at its clinical sites. The FDA's comments were isolated to the administrative procedures of compiling data from the clinical sites. The Company responded to the warning letter in a submission dated September 27, 2000. In the submission the Company took corrective action that included submitting a revised clinical protocol and case report forms and procedures for the collection and control of data. In a subsequent letter dated November 2, 2000 to the Company, the FDA granted conditional approval provided that the Company correct certain deficiencies. After providing several additional submissions to the FDA, the Company received a letter dated February 13, 2001 from the FDA stating that the deficiencies had been corrected and the clinical trials could continue.

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

Employees

         As of March 31, 2008, the Company had 24 full-time employees. This number does not include its manufacturer's representatives who are independent contractors rather than its employees. The Company also utilizes several consultants and advisors. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. None of its employees are a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.

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

         On December 27, 2007, the Company entered into a settlement agreement with Larry Hicks to settle the lawsuit Mr. Hicks brought against the Company for payments due under a consulting agreement with the Company in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030922220). Under the terms of the agreement, the Company agrees to pay Mr. Hicks a total of $20,000, of which $10,000 has been paid. The remaining amount owing of $10,000 is to be paid in quarterly installments of $2,500 each prior to the end of the next four consecutive quarters, with the next payment due on or before June 30, 2008.

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

         The Company's common stock trades on the OTC Bulletin Board under the symbol of "PMED.OB." Prior to July 22, 1996, there was no public market for the common stock. From July 22, 1996 to June 25, 2003, the Company's common stock was listed on the Nasdaq SmallCap Market. Since June 25, 2003, the common stock has traded on the OTC Bulletin Board. As of March 31, 2008, the closing sale prices of the common stock was $.001 per share. The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin Board since January 1, 2004.

                                                                Common Stock
                                                                 Price Range
         Period (Calendar Year)                              High           Low
                                                             ----           ---
2005
    First Quarter .................................          .10           .08
    Second Quarter ................................          .09           .07
    Third Quarter..................................          .10           .001
    Fourth Quarter.................................          .048          .001
2006
    First Quarter .................................          .047          .001
    Second Quarter ................................          .014          .006
    Third Quarter..................................          .007          .004
    Fourth Quarter.................................          .005          .003
2007
    First Quarter .................................          .032          .003
    Second Quarter ................................          .014          .006
    Third Quarter..................................          .007          .004
    Fourth Quarter.................................          .005          .003
2008
    First Quarter .................................          .0023         .0008

         The Company's Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock, Series E preferred stock, Series F preferred stock and Series G preferred stock are not publicly traded. As of March 31, 2008, there were 4,781 record holders of common stock, six record holders of Series A preferred stock, four record holders of Series B preferred stock, no record holders of Series C preferred stock, one record holder of Series D preferred stock, one record holder of Series E preferred stock, 18 record holders of Series F preferred stock, and one record holder of Series G preferred stock.

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

         2. Delivery and performance have occurred. Unless the purchase order requires specific installation or customer acceptance, the Company recognizes revenue when the product ships. If the purchase order requires specific installation or customer acceptance, the Company recognizes revenue when such installation or acceptance has occurred. Title to the product passes to its customer upon shipment. This revenue recognition policy does not differ among its various different product lines. The Company guarantees the functionality of its product. If its product does not function as marketed when received by the customer, the Company either makes the necessary repairs on site or has the product shipped to the Company for the repair work. Once the product has been repaired and retested for functionality, it is reshipped to the customer. The Company provides warranties that generally extend for one year from the date of sale. Such warranties cover the necessary parts and labor to repair the product as well as any shipping costs that may be required. The Company maintains a reserve for estimated warranty costs based on its historical experience and management's current expectations.

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

         The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the twelve months ended
December 31, 2007, diagnostic products have been the major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on this entire diagnostic product group.

         During the year ended December 31, 2007, the Company recorded an increase in the warranty accrual of $72,000. This increase was a result of a comprehensive analysis by management regarding historical warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual. However, in recent periods the usage of the warranty accrual has continued to increase. After reviewing the recent historical data, management determined that the warranty accrual should be increased by $72,000 to $227,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued.

         During the twelve months ended December 31, 2007, management made certain adjustments to the financial statements, including a decrease in the reserve for obsolete or estimated non-recoverable inventory of $1,076,000. The Company also recorded a net increase in the allowance for doubtful accounts receivable of $37,000, impairment of intangibles of $-0-, and decreases in accruals to settle outstanding disputes in the amount of $91,000.

         The Company's ultrasound diagnostic products include a P55 pachymetric analyzer, a P2200 pachymetric analyzer, a P2000 Ultrasound A-Scan biometric analyzer, a P2500 combination A/Scan and Pachymeter, a P37 Ultrasound A/B Scan, a P37-II Ultrasound A/B Scan, a P2700 Ultrasound A/B Scan, a P3700 Ultrasound A/B Scan, a P40 Ultrasound Biomicroscope, a P45 Plus Ultrasound Biomicroscope, and a P60 Ultrasound Biomicroscope, the technology for which was acquired from Humphrey Systems in 1998. The Company introduced the P45 Plus in the fall of 2000, which combines the A/B Scan, and the biomicroscope into one instrument. The Company introduced the P60 in March 2005, which represents the fourth generation of UBM devices and has better visual clarity and image flexibility than earlier versions. In addition, the Company markets its Blood Flow Analyzer(TM) acquired in the purchase of Ocular Blood Flow Ltd. in June 2000. Other diagnostic products are the Dicon(TM) LD400 Auto Perimeter and the Dicon
(TM) CT 200e Corneal Topographer, which were acquired in the acquisition of Vismed d/b/a Dicon in June 2000.

         Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2007, diagnostic products are currently the Company's major focus and the Photon(TM) and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves. Due to the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the inventory associated with the Precisionist Thirty Thousand(TM) and the Photon(TM) as well as certain other inventory items that are estimated to be non-recoverable due to the lack of significant turnover of such items in recent periods.

         Activities for the twelve months ended December 31, 2007 and 2006 included sales of the Company's products and related accessories and disposable products. Raymond P.L. Cannefax was named President and Chief Executive Officer on January 5, 2006. On March 20, 2006, the Company named Luis A. Mostacero as Vice President of Finance. Mr. Mostacero previously served as the Company's Controller from June 2000 to August 2005. On January 8, 2008, Mr. Mostacero was also appointed as Chief Financial Officer. On October 11, 2006, Christina O'Connor was appointed as Vice President of International Sales and Julio C. Maximo as Vice President of Operations. On April 10, 2006, the Company named Michael S. Austin as Vice President of Sales and Marketing. On November 28, 2006, Mr. Austin resigned from the Company. On January 4, 2007, Alfred B. Franklin was appointed as Vice President of Domestic Sales. Mr. Franklin resigned on May 10, 2007, to pursue other opportunities. On May 10, 2007, Stephen L. Davis was appointed as Vice President of Domestic Sales and
Marketing.   Mr.  Davis   resigned  on  February  14,  2008,   to  pursue  other
opportunities.

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

         The impact of this nonpayment by certain payors on the Company's future operations is a lower volume of sales, particularly in those states where reimbursement is not yet approved or is delayed. Currently, there is reimbursement by insurance payors in 20 states and partial reimbursement in six other states. As insurance payors have the prerogative whether to provide reimbursement to doctors using the Blood Flow Analyzer(TM), the Company is continuing to work with insurance payors in states where there is no reimbursement to doctors using the CPT code to demonstrate the value of the instrument. However, some insurance payors are currently not providing reimbursement to doctors where a regional or state administrator of Medicare has elected not to provide Medicare coverage for the Blood Flow Analyzer(TM). The Company is continuing to work with the regional and state administrators of Medicare who have denied Medicare coverage for the Blood Flow Analyzer(TM) to demonstrate the value of the instrument.

         There were a number of factors that contributed to the decrease in sales of the Company's diagnostic products. The U.S. recessionary economic trend has impacted the Company's domestic sales. Additionally, the Company restructured its sales organization and sales channels by decreasing its direct sales force who are full-time employees to five direct sales employees and one independent sales organization as of December 31, 2007. The dependent sales force has been reduced because the Company does not have sufficient revenues to justify a larger direct sales force. One of the challenges for fiscal 2008 will be the judicious reestablishment of the sales force in anticipation of increased sales.

         The Company intends to increase its efforts to sell its diagnostic products through independent sales representatives and ophthalmic equipment distributors, which are paid commissions only for their sales. As of December 31, 2007, the Company had 24 ophthalmic and medical product distributors outside the United States. The Company hopes to benefit from these recently hired sales representatives and distributors in the United States as they gain familiarity, through training, of the Company's diagnostic products.

Outstanding Commitments to Issue Shares

         The following table identifies our outstanding commitments to issue shares, including the shares underlying the convertible notes and warrants issuable upon conversion of the notes and exercise of the warrants:

                                              Underlying Shares
     Security                                  of Common Stock

Notes (1)                                       3,637,280,000
Warrants (2)                                       54,034,392
Preferred Stock (3)                                   862,404
Stock Options (4)                                  11,500,000
                                          -------------------
       Total                                    3,703,676,796

(1) Assumes full conversion of $3,928,262 of notes issued to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC at a conversion price of $.00108 per share (based upon a market price of $.0018 as of January 14, 2008 with a 40% discount).
(2) Consisting of warrants exerciseable at prices ranging from $.001 per share to $6.75 per share, including warrants issued to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC to purchase 16,534,392 shares of common stock at an exercise price of $.20 per share, exerciseable through the period from April 27, 2010 to June 30, 2010, and warrants to purchase 12,000,000 shares of common stock at an exerciseable price of $.10 per share, exerciseable through the period from February 28, 2011 to April 20, 2012, warrants to purchase 10,000,000 shares of common stock at an exercise price of $.005 per share, exerciseable through June 11, 2012, and warrants to purchase 15,000,000 shares of common stock at an exercise price of $.001 per share, exerciseable through December 24, 2012.
(3) Consisting of 6,753 shares of common stock issuable upon conversion of 5,627 shares of Series A preferred stock, 10,783 shares of common stock issuable upon conversion of 8,986 shares of Series B preferred stock, 8,750 shares of common stock issuable upon conversion of 5,000 shares of Series D preferred stock, 13,333 shares of common stock issuable upon conversion of 250 shares of Series E preferred stock, 234,550 shares of common stock issuable upon conversion of 4,398.75 shares of Series F preferred stock, and 588,235 shares of common stock issuable upon conversion of 588,235 shares of Series G preferred stock.
(4) Consisting of stock options granted to executive officers and employees to purchase 9,250,000 shares of common stock at exercise prices ranging from $.01 per share to $2.75 per share, and stock options granted to directors to purchase 2,250,000 shares of common stock at exercise prices ranging from $.01 per share to $2.75 per share.

         There are a total of 3,703,701,796 shares underlying our convertible notes, warrants, preferred stock and stock options, assuming full conversion of the outstanding notes and preferred stock and the exercise of all the outstanding warrants and stock options. The number of our authorized shares of common stock is 1,400,000,000 shares. The large number of our shares of common stock underlying our notes, warrants, preferred stock and stock options will require us to increase the number of authorized shares. Failure to obtain stockholder approval to increase the number of authorized shares could result in the noteholders commencing legal action against us and foreclosing on all of our assets to recover damages. Any such action would require us to curtail or cease our operations.

Convertible Notes

         April 27, 2005 Sale of $2,500,000 in Convertible Notes. To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors provided the Company with an aggregate of $2,500,000 as follows:

         o    $850,000 was disbursed on April 27, 2005;
         o $800,000 was disbursed on June 23, 2005 after the Company filed a registration statement on June 22, 2005 to register the shares of common stock issuable upon conversion of the convertible notes and exercise of warrants; and
         o $850,000 was disbursed on June 30, 2005, the effective date of the registration statement.

         Under the terms of the securities purchase agreement, the Company agreed it would not, without the prior written consent of a majority-in-interest of the investors, negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning April 27, 2005 and ending on the later of (a) 270 days from April 27, 2005, or (b) 180 days from the date the registration statement is declared effective.

         In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning April 27, 2005 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro rata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

         The $2,500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0945, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.09 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

         The convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.09 per share. An event of default includes the failure by the Company to pay the principal or interest on the notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

         The warrants are exercisable until five years from the date of issuance at a purchase price of $.20 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the callable secured convertible notes issued pursuant to the securities purchase agreement.

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

         February 28, 2006 Sale of $1,500,000 in Convertible Notes. To obtain additional funding for the Company's ongoing operations, the Company entered into a second securities purchase agreement on February 28, 2006 with the same four accredited investors for the sale of (i) $1,500,000 in convertible notes and (ii) warrants to purchase 12,000,000 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

         o    $500,000 was disbursed on February 28, 2006;
         o $500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock underlying the convertible notes. The registration statement was subsequently withdrawn on July 25, 2006 and a new registration statement was filed on September 15, 2006 to register 60,000,000 shares of common stock issuable upon conversion of the notes.
         o $500,000 was disbursed on April 30, 2007, the day prior to the effective date of the registration statement on May 1, 2007.

         Under the terms of the securities purchase agreement, the Company also agreed it would not, without the prior written consent of a majority-in-interest of the investors, negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning February 28, 2006 and ending on the later of (a) 270 days from February 28, 2006, or (b) 180 days from the date the registration statement is declared effective.

         In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning February 28, 2006 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro rata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

         The $1,500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

         The convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.02 per share. An event of default includes the failure by the Company to pay the principal or interest on the notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

         The warrants are exercisable until five years from the date of issuance at a purchase price of $.10 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the notes issued pursuant to the securities purchase agreement.

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

         June 11, 2007 Sale of $500,000 in Callable Secured  Convertible  Notes:
To obtain further funding for the Company's ongoing operations, the Company entered into a third securities purchase agreement on June 11, 2007 with the same four accredited investors for the sale of (i) $500,000 in callable secured convertible notes and (ii) warrants to purchase 10,000,000 shares of its common stock. The investors disbursed $500,000 to the Company on June 11, 2007.

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

         The Company is required to register the shares of its common stock issuable upon the conversion of the convertible notes and the exercise of the warrants that were issued to the noteholders pursuant to the securities purchase agreement the Company entered in to on June 11, 2007. The registration statement must be filed with the Securities and Exchange Commission within 60 days of the June 11, 2007 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at the Company's option.

         December 19, 2007 Issuance of $389,010 in Callable  Convertible  Notes:
On December 19, 2007, the Company was notified by the holders of the convertible notes that there was a past due interest owing on the outstanding convertible notes. The total amount of interest owed was $389,010. To pay this interest, the noteholders were willing to accept $389,010 in additional convertible notes due on December 31, 2010. Accordingly, on December 19, 2007, the Company issued $389,010 in convertible notes to the noteholders as full payment of the past due interest.

         The $389,010 in convertible notes bear interest at 2% per annum from December 31, 2007. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature on December 31, 2010, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or
(ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

         The $389,010 in convertible notes have a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.04 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due. Prepayment of the convertible notes is to be made in cash equal to either (a) 135% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 145% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

         The noteholders have agreed to restrict their ability to convert their convertible notes and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion does not exceed 4.9% of the then issued and outstanding shares of common stock. However, the noteholders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional convertible notes, provided, however, that such conversions do not exceed the average daily dollar volume calculated during the ten business days prior to conversion multiplied by the number of trading days of that calendar month, per calendar month.

         December  24, 2007 Sale of $250,000  in  Callable  Secured  Convertible
Notes: To obtain further funding for the Company's ongoing operations, the Company entered into a fourth securities purchase agreement on December 24, 2007 with the same four accredited investors for the sale of (i) $250,000 in callable secured convertible notes and (ii) warrants to purchase 15,000,000 shares of its common stock. The investors disbursed $250,000 to the Company on December 24, 2007.

         Under the terms of the December 24, 2007 securities purchase agreement, the Company agreed that it would not, without the prior written consent of a majority-in-interest of the investors, negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning December 24, 2007 and ending on the later of (a) 270 days from December 24, 2007, or (b) 180 days from the date the registration statement is declared effective.

         In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning December 24, 2007 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro-rata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

         The $250,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

         The $250,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.10 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

         The warrants are exercisable until seven years from the date of issuance at a purchase price of $.001 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the convertible notes issued pursuant to the securities purchase agreement.

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

         The Company is required to register the shares of its common stock issuable upon the conversion of the convertible notes and the exercise of the warrants that were issued to the noteholders pursuant to the securities purchase agreement the Company entered in to on December 24, 2007. The registration statement must be filed with the Securities and Exchange Commission within 60 days of the December 24, 2007 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at the Company's option.

Simple Conversion Calculation

         The number of shares of common stock issuable upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, and December 24, 2007 is determined by dividing that portion of the principal of the notes to be converted and interest, if any, by the conversion price. For example, assuming conversion of $3,928,262 principal amount of the convertible notes on December 31, 2007 (consisting of $5,139,010 in convertible notes that were sold to the four investors pursuant to securities purchase agreements dated April 27, 2005, February 28, 2006, June 11, 2007, and December 24, 2007, plus $389,010 in convertible notes issued on December 19, 2007 in payment of past due interest on the notes, less $1,210,748 in notes converted during the period from June 12, 2005 to December 31, 2007) and a conversion price of $.0018 per share with a 40% discount, the number of shares issuable upon conversion would be:

                 $3,928,262/$.0018 x 60% = 3,637,280,000 shares.

         The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, and December 24, 2007 is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,928,262 principal amount of the convertible notes (including accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of January 14, 2008 of $.0018 with a 40% discount:

% Below      Price Per      With 40%        Number of         % of Outstanding
Market        Share         Discount      Shares Issuable         Shares*
------        -----         --------     ----------------         ------
  25%         $.00135        $.00081        4,849,706,000            712%
  50%         $.0009         $.00054        7,274,559,000         10,682%
  75%         $.00045        $.00027       14,594,118,000         21,365%

*Based on 680,984,307 shares outstanding.

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

Failure to Repay Convertible Notes May Require Company Operations to Cease

         On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of convertible notes. On February 28, 2006, the Company entered into a second securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of convertible notes. On June 11, 2007 and December 24, 2007, the Company entered into third and fourth securities purchase agreements for the sale of an aggregate of $750,000 principal amount of convertible notes. On December 19, 2007, the Company issued an additional $389,010 in convertible notes as payment of past due interest owing on the outstanding convertible notes. These convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of the Company's common stock. Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of the Company's property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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

Results of Operations

         Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

         Net sales for the twelve months ended December 31, 2007 decreased by $323,000 to $1,872,000 as compared to $2,195,000 for the same period of 2006.
This reduction in sales was primarily due to decreased sales of the P40, P45 and P60 Ultrasound Biomicroscopes, the P37 A/B Scan Ocular Ultrasound Diagnostic and the P55 Pachymeter.

         For the twelve months ended December 31, 2007, sales from the Company's diagnostic products totaled $1,707,000, or 91% of total revenues, compared to $1,928,000, or 88% of total revenues for the same period of 2006. The remaining 9 % of sales, or $165,000 during the twelve months ended December 31, 2007 was from parts, disposables, and service revenue.

         Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes decreased to $513,000 during the twelve months ended December 31, 2007, or 27% of total revenues for the period, compared to $547,000, or 25% of total revenues, for the same period last year. Sales of the Blood Flow Analyzer(TM) increased by $46,000 to $257,000, or 14% of total revenues, for the twelve months ended December 31, 2007, compared to net sales of $211,000, or 10% of total revenues during the same period in 2006. Sales from the P37, P37-II, P2700 and P3700 A/B Scan Ocular Ultrasound Diagnostic increased to $210,000, or 11% of total revenues, for the twelve month period ended December 31, 2007, up compared to $221,000 for the same period last year. Combined sales of the LD 400 and TKS 5000 autoperimeters and the CT 200 Corneal Topographer were $388,000, or 20% of the total revenues, for the twelve months ended December 31, 2007, compared to $856,000, or 39% of total revenues, for the same period of 2006.

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

         Sales of surgical products are at a standstill pending FDA approval of the Photon(TM) laser system. In the twelve month period ended December 31, 2007, the Company realized no sales in the surgical line consisting of the Photon(TM) laser system. There were also no sales in the surgical line for the comparable period of 2006.

         Gross profit for the twelve months ended December 31, 2007 increased to 46% of total revenues, compared to 42% of total revenues for the same period in 2006. This increase in gross profit in 2007 was mainly due to reductions in corporate expenditures due to improved operating efficiencies during the twelve months ending December 31, 2007. There was no increase to cost of sales as a result of a charge to the reserve for obsolete inventory in 2006.

         Marketing and selling expenses increased by $228,000, or 53%, to $662,000 for the twelve months ended December 31, 2007, from $434,000 for the comparable period in 2006. This increase was due primarily to an increased number of sales representatives and higher travel related and associated sales expenses.

         General and administrative expenses increased by $206,000, or 26%, to $998,000 for the twelve months ended December 31, 2007, from $792,000 for the comparable period in 2006. Contributing to this increase was a $42,000 increase in salaries from $246,000 in 2006 to $288,000 in 2007, primarily due to merit increases in the salaries of existing employees. Commission expenses increased by $16,000 from $72,000 in 2006 to $88,000 in 2007 due to an increased amount of convertible notes sold in 2007 compared to 2006. Accounting support expenditures increased by $25,000 in 2007 as a result of the necessary updates and modifications to the Company's network system services and associated software support. The bad debt allowance increased by $37,000 from $72,000 in 2006 to $109,000 in 2007 due to an increased amount of the Company's accounts receivable over 90 days during 2007 as compared to 2006.

         Also during 2007, the Company collected $22,000 in receivables that were previously allowed in the allowance for doubtful accounts.

         Research, development and service expenses increased by $94,000, or 38%, to $344,000 for the twelve months ended December 31, 2007, compared to $250,000 for the same period of 2006. This increased was mainly due to the increased expenses in 2007 for the development of the new software package for the P60 UBM.

         Due to our ongoing cash flow difficulties, most of the Company's vendors and suppliers were contacted during 2006 and 2007 with attempts to negotiate reduced payments and settlement of outstanding accounts payable. Although some vendors refused to negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount. The accounts payable forgiven by vendors and suppliers resulted in a gain of $91,000 and $34,000 during the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

         The Company used $1,135,000 in cash in operating activities for the twelve months ended December 31, 2007, compared to $828,000 for the twelve months ended December 31, 2006. The increase in cash used for operating activities  for  the  twelve  months  ended  December  31,  2007  was  primarily attributable  to the  Company's  net loss and  increase in  accounts  payable,
accounts  receivable,  and   a   significant   decrease of the  change  of the
fair value of derivative liabilities. There was no cash used for investment activities for the twelve months ended December 31, 2007, compared to cash used for investment activities of $20,000 for the same period in 2006. Net cash used in financing activities was $1,250,000 for the twelve months ended December 31, 2007, versus net cash used of $988,000 in the same period in 2006. The Company had working capital of $758,000 as of December 31, 2007. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

         As  of  December  31,  2007,   the  Company  had  net  operating   loss
carryforwards (NOLs) of approximately $56 million. These loss carryforwards are available to offset future taxable income, if any, and have begun to expire in 2001 and extend for twenty years. The Company's ability to use net operating loss carryforwards (NOLs) to offset future income is dependent upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs being utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

         As of December 31, 2007, the Company had accounts payable of $417,000, a significant portion of which was over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has noncancelable capital lease obligations and operating lease obligations that require the payment of approximately $110,000 in 2007, and $218,000 in 2006.

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

         The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 15% of total outstanding receivables as of December 31, 2007 and 15% as of December 31, 2006. The allowance for doubtful accounts increased from $72,000 at December 31, 2006 to $109,000 at December 31, 2007.

         The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the twelve months ended December 31, 2007, the Company added a net recovery of receivables previously allowed of $22,000, and during the twelve months ended December 31, 2006, the Company had a net zero to the allowance for doubtful accounts. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

         The Company carried an allowance for obsolete or estimated non-recoverable inventory of $244,000 at December 31, 2007 and $1,320,000 at December 31, 2006, or 22% and 58% of total inventory, respectively. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. On December 31, 2007, the Company disposed of $1,076,000 in obsolete inventory, which had been previously reserved.

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

Impact of New Accounting Pronouncements

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement is an amendment of FASB Statements Nos. 133 and 140 to address what had been characterized as a temporary exemption from the application of the bifurcation requirements of Statement No. 133 to beneficial interests in securitized financial assets. Prior to the effective date of Statement No. 133, the FASB received inquiries on the application of the exception in paragraph 14 of Statement No. 133 to beneficial interests in securitized financial assets. In response to the inquiries, Implementation Issue D1 indicated that, pending issuance of further guidance, entities may continue to apply the guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement No. 140. Those paragraphs indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of his recorded investment should be subsequently measured like investments in debt securities classified as available-for-sale or trading under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and may not be classified as held-to-maturity. Further, Implementation Issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement No. 140 are not required to apply Statement No. 133 to those beneficial interests until further guidance is issued. The Company believes the adoption of new standards will not have a material effect on its financial position, results of operations, cash flows, or previously issued financial reports.

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"). SFAS 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. In SFAS 156 the board decided to broaden the scope of the project to include all servicing assets and servicing liabilities. Servicing assets and servicing liabilities may be subject to significant interest rate and prepayment risks, and many entities use financial instruments to mitigate those risks. Currently, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. The board acknowledged that the application of the lower of carrying amount or fair value measurement attribute to servicing assets results in asymmetrical recognition of economic events, because it requires recognition of all decreases in fair value but limits recognition of increases in fair value to the original carrying amount.

         SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. The Company believes the adoption of new standards will not have a material effect on its financial position, results of operations, cash flows, or previously issued financial reports.

         In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006. The Company is currently evaluating the impact of this new standard but it is not expected to have a significant effect on the Company's consolidated financial statements.

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

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective on January 1, 2008, and is not expected to have a material effect on the Company's consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective on January 1, 2009, and is not expected to have a material effect on the Company's consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective on January 1, 2009, and is not expected to have a material effect on the Company's consolidated financial statements.

Item 7. Financial Statements

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

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act.

         As of March 31, 2007, the Company's executive officers and directors, their ages and their positions are set forth below:

     Name                          Age     Position
     ----                          ---     --------
     Raymond P.L. Cannefax         59      President and Chief Executive Officer
     Randall A. Mackey, Esq.       62      Chairman of the Board and Director
     David M. Silver, PhD.         66      Director
     Keith D. Ignotz               61      Director
     John C. Pingree               67      Director

         The directors are elected for one year terms that expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

         Raymond P.L. Cannefax has served as the Company's President and Chief Executive Officer since January 5, 2006. Mr. Cannefax previously served as the Company's Vice President of Sales and Marketing from January 2003 to May 2005. From May 2005 to January 2006, Mr. Cannefax served as Vice President of the Asia/Pacific Region for Sonomed, Inc., a manufacturer of ophthalmic products and a wholly owned subsidiary of Escalon Medical Corp. From 2002 to 2003, Mr. Cannefax was Vice President of Business Development and Sales for Vermax, Inc., a manufacturer of products for hotel properties. From 1996 to 2002, he was President, Chief Operating Officer and founder of Aspen Network, Inc., a software development and ecommerce company. From 1992 to 1996, Mr. Cannefax was President and Chief Executive Officer of Apollo Telecom, Inc., a telecommunications company. From 1986 to 1992, he was a Regional Sales Director and a Senior District Manager of Sprint Communications Corporation. Mr. Cannefax received a B.S. degree in Psychology and Zoology from the University of Utah in 1976.

         Randall A. Mackey, Esq. has been the Company's Chairman of the Board since August 20, 2002, and a director since January 2000. He had served as a director of the Company from 1995 to 1998. Mr. Mackey has been President of the Salt Lake City law firm of Mackey Price Thompson & Ostler since 1992, and a shareholder and director of the firm and its predecessor firms since 1989. Mr. Mackey received a B.S. degree in Economics from the University of Utah in 1968, an M.B.A. degree from the Harvard Business School in 1970, a J.D. degree from Columbia Law School in 1975 and a B.C.L. degree from Oxford University in 1977. Mr. Mackey has also served as Chairman of the Board from 2001 to 2003, and as a director from 1998 to 2003 of Cimetrix, Incorporated, a software development company. Mr. Mackey has additionally served as Chairman of the Board from 2000 to 2003 and as a trustee from 1993 to 2003 of Salt Lake Community College and as a member of the Utah State Board of Education since 2005.

         David M. Silver, Ph.D. has been a director since January 2000. He had served as a director of the company from 1995 to 1998. Dr. Silver is a Principal Senior Scientist in the Milton S. Eisenhower Research and Technology Development Center at the Johns Hopkins University Applied Physics Laboratory, where he has been employed since 1970. He served as the J. H. Fitzgerald Dunning Professor of Ophthalmology in the Johns Hopkins Wilmer Eye Institute in Baltimore during 1998-99. He received a B.S. degree from Illinois Institute of Technology, an M.A. degree from Johns Hopkins University and a Ph.D. degree from Iowa State University before holding a postdoctoral fellowship at Harvard University and a visiting scientist position at the University of Paris.

         Keith D. Ignotz has been a director since November 2000. Since March 2005, Mr. Ignotz has been President and Chief Executive Officer of Diakine Therapeutics, Inc., a pharmaceutical therapeutics company. From 1992 to 2004, Mr. Ignotz was with SpectRx, Inc., a medical technology company that he founded, which develops, manufactures and markets alternatives to traditional blood based medical tests, serving from 2002 to 2004 as the Chief Executive Officer of Guided Therapeutics, Inc., a wholly-owned subsidiary of SpectRx, Inc., and from 1992 to 2002 as President and Chief Operating Officer of SpectRx, Inc. From 1986 to 1992, Mr. Ignotz was Senior Vice President of Allergan Humphrey, Inc., a medical electronics company. From 1985 to 1986, he was President of Humphrey Instruments Limited-SKB, a medical electronics company, and from 1980 to 1985, Mr. Ignotz was President of Humphrey Instruments GmbH, also a medical electronics company. Mr. Ignotz also served on the Board of Directors of Vismed, Inc., d/b/a Dicon from 1992 to 2000. Mr. Ignotz received a B.A. degree in Sociology and Political Science from San Jose University and an M.B.A. degree from Pepperdine University. Mr. Ignotz has served as a trustee of Pennsylvania College of Optometry and Audiology since 1990, a director of AeroVectrix, Inc., a drug delivery company, since August 2005, and as a member of the American Diabetes Association and the American Marketing Association of the American Association of Diabetes Education.

         John C. Pingree has been a director since April 2004. From 2001 to 2004, Mr. Pingree was the Executive Director of the Semnani Foundation, which funds projects to assist women and children in developing countries. From 1998 to 2001, Mr. Pingree was a Mission President for the Church of Jesus Christ of Latter-day Saints, serving in Mexico City, Mexico. From 1977 to 1997, Mr. Pingree was General Manager and Chief Executive Officer of Utah Transit Authority. From 1970 to 1975, he was Director of Marketing for Memorex Corporation. From 1967 to 1970, Mr. Pingree was Regional Manager, Sales Planning at Xerox Corporation. He also currently serves as a member of the Utah State Board of Education. Mr. Pingree received a B.A. degree in Economics from the University of Utah and an M.B.A. degree from the Harvard Business School.

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

Appointment   of  New  Vice   President  of  Finance,   New  Vice  President  of
International Sales, New Vice President of Operations, and New Vice President of Domestic Sales

         On March 20, 2006, Luis A. Mostacero was appointed as the Vice President of Finance. Mr. Mostacero previously served as the Controller from June 2000 to August 2005. On January 8, 2008, Mr. Mostacero was also appointed as Chief Financial Officer. On October 11, 2006, Christina M. O'Connor was appointed as Vice President of International Sales and Julio C. Maximo was
appointed as Vice President of Operations. On January 4, 2007, Alfred B. Franklin was appointed as Vice President of Domestic Sales, replacing Michael S. Austin who resigned on November 28, 2006, to pursue other opportunities. Mr. Franklin resigned on May 10, 2007, to pursue other opportunities. On May 10, 2007, Stephen L. Davis was appointed as Vice President of Domestic Sales and Marketing. Mr. Davis resigned on February 14, 2008, to pursue other opportunities.

Board Meetings and Committees

         The Board of Directors held a total of four meetings during the fiscal year ended December 31, 20076. No director attended fewer than 75% of all meetings of the Board of Directors during the 2006 fiscal year. The Audit Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey, Keith D. Ignotz and John C. Pingree. The Audit Committee met one time during the fiscal year. The Audit Committee is primarily responsible for reviewing the services performed by its independent public accountants and internal audit department and evaluating its accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey, Keith
D. Ignotz and John C. Pingree. The Compensation Committee met two times during the fiscal year. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options.

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

Item 10. Executive Compensation

         The following table sets forth, for each of the last three fiscal years, the compensation received by Raymond P.L. Cannefax, President and Chief Executive Officer, and other executive officers whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal years ended December 31, 2007, 2006 and 2005.


                                                  Summary Compensation Table

                                                                                           Change in
                                                                                            Pension
                                                                                           Value and
                                                                             Non-Equity  Non-qualified
                                                                             Incentive     Deferred
                                                                                Plan        Compen-     All Other
Name and                                                Stock     Option      Compen-       sation       Compen-
Principal Position     Year     Salary$    Bonus($)    Awards    Awards($)     sation      Earnings      sation      Total
------------------     ----     -------    --------    ------    ---------     ------      --------      ------      -----
Raymond P.L.           2007      $143,330       -         -          -           -             -            -       $143,330
Cannefax  President    2006       127,940       -         -          -           -             -            -        127,940
and Chief Executive    2005        64,285       -         -          -           -             -            -         64,285
Officer(1)
----------------------

         (1) Mr. Cannefax has served as President and Chief Executive Officer since January 5, 2006.


                                       Supplemental All Other Compensation Table

                                                                             Registrant
                                                                             Contribu-               Dividends
                        Perks                                                 tions to                  or
                         and                                    Payments/     Defined                Earnings
                        Other        Tax         Discounted     Accruals     Contribu-               on Stock
                       Personal    Reimburse-    Securities     on Termin-       tion   Insurance    or Option
Name           Year    Benefits      ments        Purchases     ation Plans     Plans    Premiums     Awards     Other
----           ----    --------      -----        ---------     -----------     -----    --------     ------     -----
Raymond P.L.   2007          -           -              -              -            -         -            -         -
Cannefax       2006          -           -              -              -            -         -            -         -
               2005          -           -              -              -            -         -            -         -



                                              Grants of Plan-Based Awards


                       Estimated Future Payouts Under   Estimated Future Payouts
                         Non-Equity Incentive Plan     Under Equity Incentive Plan
                                 Awards                          Awards
                                                                                               All Other
                                                                                  All Other     Option
                                                                                    Stock       Awards:
                                                                                    Awards:    Number of     Exercise
                                                                                   Number of   Securities     or Base
                                                                                   Shares of    Under-       Price of
                                                                                   Stock or     lying        Option
              Grant    Threshold   Target   Maximum   Threshold   Target  Maximum   Units       Options       Awards
   Name       Date        ($)        ($)      ($)        (#)       (#)      ($)      (#)         (#)         ($/Sh)
   ----       ----        ---       ----      ---        ---       ---      ---      ---         ---         ------
Raymond P.L. 5/1/07        -          -        -          -         -        -        -       4,500,000        $.01
Cannefax     1/5/06        -          -        -          -         -        -        -       4,500,000        $.01




                                     Outstanding Equity Awards At Fiscal Year End


                                                                                                                         Equity
                                                                                                              Equity    Incentive
                                                                                                            Incentive     Plan
                                                                                                              Plan       Awards:
                                                                                                              Awards     Market or
                                              Equity                                                         Number of    Payout
                                             Incentive                                           Market      Unearned    Value of
                              Number of      Pan Awards                              Number     Value of      Shares,    Unearned
                Number of    Securities      Number of                                 of       Shares or    Units or     Shares,
               Securities    Underlying      Securities                            Shares or    Units of       Other     Units or
               Underlying    Unexercised      Underlying                             Units of      Stock       Rights      Other
               Unexercised    Options:      Unexercised     Option                   Stock      That Have    That Have  Rights That
                 Options        (#)           Unearned     Exercise     Option     Held That       Not          Not      Have Not
                   (#)        Unexer-         Options        Price    Expiration    Have Not     Vested       Vested      Vested
      Name     Exercisable    cisable           (#)           ($)        Date      Vested(#)       ($)          (#)         ($)
      ----     -----------    -------           ---           ---        ----      ---------       ---          ---         ---
Raymond P.L.        0            0               -             -           -           -            -            -           -
Cannefax

                Option Exercises and Stock Vested for Fiscal 2007


                        Option Awards                           Stock Awards
                 Number of           Value             Number of       Value
              Shares Acquired     Realized         Shares Acquired    Realized
                on Exercise       on Exercise         on Vesting     on Vesting
      Name          (#)              ($)                (#)              ($)
                   -----            -----              -----             ----
Raymond P.L.         0                -                  0                -
Cannefax

                        Pension Benefits for Fiscal 2007


                               Number of
                                Years      Present Value of
                               Credited      Accumulated       Payments During
                               Service        Benefit        Last Fiscal Year
      Name      Plan Name        (#)            ($)                 ($)
      ----      ---------       -----          -----               ----
Raymond P.L.    None              -              -                   -
Cannefax

Director Compensation

         Outside directors are currently not paid a director's fee for their services but are reimbursed for their expenses in attending board and committee meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefore. The directors were not granted any options to purchase shares of the Company's common stock during 2006 or 2007.

                                 Director Compensation for Fiscal 2007

                                                                     Change in
                                                                   Pension Value
                        Fees                                             and
                      Earned or                      Non-Equity     Nonqualified
                       Paid In     Stock   Option  Incentive Plan     Deferred      All Other
                        Cash      Awards   Awards   Compensation    Compensation  Compensation   Total
Name                     ($)        ($)      ($)         ($)          Earnings         ($)        ($)
----                     ---        ---      ---         ---          --------         ---        ---
Keith D. Ignotz           0          -        -           -               -             -          0
Randall A. Mackey         0          -        -           -               -             -          0
John C. Pingree           0          -        -           -               -             -          0
David M. Silver, PhD.     0          -        -           -               -             -          0


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

Employment Agreement

         The Company entered into an employment agreement with Raymond P.L. Cannefax, which commenced on January 5, 2006 and expired on January 5, 2007. The employment agreement requires Mr. Cannefax to devote substantially all of his working time as the Company's President and Chief Executive Officer, providing that he may be terminated for "cause" (as provided in the agreement) and prohibits him from competing with the Company for two years following the termination of his employment agreement. The employment agreement provides for the payment of an initial base salary of $125,000. The employment agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Board of Directors, with the first review of the annual salary to be made as of June 30, 2006. The employment agreement further provides for the issuance of stock options to purchase 4,500,000 shares of the Company's common stock at $.01 per share. The options vest in twelve equal monthly installments of 375,000 shares, beginning on February 5, 2006 until such shares are vested.

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

         Effective July 1, 2007, the Company entered into an amendment of the employment agreement with Mr. Cannefax, which extends the term of the employment agreement until January 5, 2009. Under the terms of the amendment, Mr. Cannefax's annual base salary increased to $150,000. The initial base salary in the employment agreement dated January 5, 2006 was $125,000, which the Board of Directors increased to $140,000 as of July 1, 2006. The amendment also provides for the granting of additional stock options to Mr. Cannefax to purchase an additional 4,500,000 shares of the Company's common stock at $.01 per share. These options vest in twelve equal monthly installments of 375,000 shares beginning on June 1, 2007 until such shares are vested.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of March 31, 2008 for (i) each executive officer (ii) each director, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.

                                                                  Percentage of
Name and Address(1)                         Number of Shares        Ownership
-------------------                         ----------------      -------------

Raymond P.L. Cannefax (2)                     10,000,000               1.3%
Dr. David M. Silver (2)                          761,166                *
Randall A. Mackey (2)                            725,000                *
Keith D. Ignotz (2)                              525,709                *
John C. Pingree (2)                              431,500                *
                                              ----------
Executive officers and directors
   as a group (five persons)                  12,443,375               1.6%
        -----------------
        *Less than 1%.

(1) Unless otherwise indicated, the address of each listed stockholder is c/o Paradigm Medical Industries, Inc., 2355 South 1070 West, Salt Lake City, Utah, 84119.

(2) The amounts shown include shares that may be acquired currently, or within 60 days after March 31, 2007 through the exercise of stock options are follows: Mr. Cannefax, 9,000,000 shares; Dr. Silver, 725,000 shares; Mr. Mackey, 725,000 shares; Mr. Ignotz, 525,851 shares; and Mr. Pingree, 275,000 shares.

Item 12. Certain Relationships and Related Transactions

         The information set forth herein describes certain transactions between the Company and certain affiliated parties. Future transactions, if any, will be approved by a majority of the disinterested members and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

         Randall A. Mackey, a director since January 21, 2000, and from 1995 to 1998 and Chairman of the Board since August 30, 2002, is president and a shareholder of the law firm of Mackey Price Thompson & Ostler, which rendered legal services in connection with various corporate matters. Legal fees and expenses paid to Mackey Price Thompson & Ostler for the fiscal years ended
December 31, 2007 and 2006, totaled $156,000 and $148,000, respectively. As of December 31, 2007, the Company owed this firm $46,400, which is included in accounts payable.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

        (a) Exhibits
        ------------

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
  No.                               Document Description
-------                             --------------------

2.1 Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1                Certificate of Incorporation(1)
3.2                Amended Certificate of Incorporation
3.3                Bylaws(1)
4.1                Specimen Common Stock Certificate (2)
4.2                Specimen Series C Convertible Preferred Stock Certificate(3)
4.3 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(3)
4.4                Specimen Series D Convertible Preferred Stock Certificate (4)
4.5 Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (5)
4.6 Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (6)
10.1               Exclusive Patent License Agreement with PhotoMed(1)
10.2               1995 Stock Option Plan (1)

10.3 April 2005 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (the "Purchasers")(7)
10.4               Form of Convertible Note with each Purchaser(7)
10.5               Form of Stock Purchase Warrant with each Purchaser(7)
10.6               Security Agreement with Purchasers(7)
10.7               Intellectual Property Security Agreement with Purchasers(7)
10.8               Registration Rights Agreement with Purchasers(7)
10.9               Employment Agreement with Raymond P.L. Cannefax(8)
10.10              February  2006   Securities   Purchase   Agreement  with  AJW
                   Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP(9)
10.11              Form  of  Callable   Secured   Convertible   Note  with  each
                   Purchaser(9)
10.12              Form of Stock Purchase Warrant with each Purchaser(9)
10.13              Security Agreement with Purchasers(9)
10.14              Intellectual Property Security Agreement with Purchasers(9)
10.15              Registration Rights Agreement with Purchasers(9)
10.16              Settlement Agreement with Dr. Joseph W. Spadafora (10)
10.17              Worldwide OEM Agreement with MEDA Co., Ltd. (11)
10.18 Second Amendment to the Registration Rights Agreement dated April 27, 2005 (12)
10.19 Second Amendment to the Registration Rights Agreement dated February 28, 2006 (12)
10.20 June 2007 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (13)
10.21              Form of Convertible Note with each Purchaser (13)
10.22              Form of Stock Purchase Warrant with each Purchaser (13)
10.23              Security Agreement with Purchasers (13)
10.24              Intellectual Property Agreement with Purchasers (13)
10.25              Registration Rights Agreement with Purchasers (13)
10.26              December  2007   Securities   Purchase   Agreement  with  AJW
                   Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (14)
10.27              Form of Convertible Note with each Purchaser (14)
10.28              Form of Stock Purchase Warrant with each Purchaser (14)
10.29              Security Agreement with Purchasers (14)
10.30              Intellectual Property Agreement with Purchasers (14)
10.31              Registration Rights Agreement with Purchasers (14)
10.32              Agreement with Equity Source Partners, LLC
10.33              Distribution Agreement with LACE Elettronica srl
31.1 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------
(1) Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2)                Incorporated   by   reference   from   Amendment   No.  1  to
                   Registration  Statement  on Form  SB-2,  as  filed on May 14,
                   1996.
(3) Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(4) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(5) Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(6) Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
(7) Incorporated by reference from Current Report on Form 8-K, as filed on May 18, 2005.
(8) Incorporated by reference from Current Report on Form 8-K, as filed on January 18, 2006.
(9) Incorporated by reference from Current Report on Form 8-K, as filed on March 1, 2006.
(10) Incorporated by reference from Registration Statement on Form SB-2, as filed on June 15, 2006.
(11) Incorporated by reference from Current Report on Form 8-K, as filed on June 19, 2006.
(12) Incorporated by reference from Registration Statement on Form SB-2, as filed on April 16, 2007.
(13) Incorporated by reference from Report on Form 10-QSB, as filed on August 17, 2007.

(14) Incorporated by reference from Current Report on Form 8-K, as filed on January 7, 2008.

     (b) Reports on Form 8-K
         -------------------

     Current report on Form 8-K, as filed on January 7, 2008.

Item 14. Principal Accountant Fees and Services

         Fees for the 2007 annual audit of the financial statements and related quarterly review services were $31,893. Fees in 2007 related to the review of registration statements and assistance in responding to SEC comments were $675. Fees in 2007 for edgarization of filings were $4,565. Fees in 2007 for tax return preparation were $2,350. There were no other fees in 2007 for meetings and other consultation.

         Fees for the 2006 annual audit of the financial statements and related quarterly review services were $28,600. Fees in 2006 related to the review of registration statements and assistance in responding to SEC comments were $1,300. Fees in 2006 for edgarization of filings were $2,600. Fees in 2006 for tax return preparation were $3,500. There were no fees in 2006 for meetings and other consultation.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        PARADIGM MEDICAL INDUSTRIES, INC.




Dated: May 15, 2008                     By: /s/ Raymond P.L. Cannefax
                                        ----------------------------------------
                                           Raymond P.L. Cannefax,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

     Signature                         Title                              Date


 /s/ Raymond P.L. Cannefax     President and Chief Executive        May 15, 2008
---------------------------    Officer(Principal Executive
Raymond P.L. Cannefax          Officer)



/s/ Randall A. Mackey          Chairman of the Board and            May 15, 2008
---------------------------    Director
Randall A. Mackey



/s/ David M. Silver            Director                             May 15, 2008
---------------------------
David M. Silver, Ph.D.



/s/ Keith D. Ignotz            Director                             May 15, 2008
---------------------------
Keith D. Ignotz



/s/ John C. Pingree            Director                             May 15, 2008
---------------------------
John C. Pingree



/s/ Luis A. Mostacero          Vice President of Finance,           May 15, 2008
---------------------------    Treasurer and Chief Financial
Luis A. Mostacero              Officer, (Principal Financial
                               and Accounting Officer)

--------------------------------------------------------------------------------