Form 10KSB/A
period 2007-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2008-05-19
CIK 916444

================================================================================


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

Item 7. Financial Statements


                        PARADIGM MEDICAL INDUSTRIES, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------




                                                                            PAGE
                                                                            ----


Report of Independent Registered Public Accounting Firm                     F-2


Balance Sheet                                                               F-3


Statements of Operations                                                    F-4


Statements of Stockholders' Equity                                          F-5


Statements of Cash Flows                                                    F-6


Notes to Financial Statements                                               F-7








--------------------------------------------------------------------------------
                                                                             F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS
PARADIGM MEDICAL INDUSTRIES, INC.
SALT LAKE CITY, UTAH

We have audited the accompanying balance sheet of PARADIGM MEDICAL INDUSTRIES, INC. (the Company) as of December 31, 2007, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson LLC
Bountiful, Utah
April 21, 2008



--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                                   BALANCE SHEET

                                                               DECEMBER 31, 2007
--------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash                                                          $      321,000
   Receivables, net                                                     624,000
   Inventories, net                                                     847,000
Prepaid and other assets                                                 27,000
                                                                 ---------------

Total current assets                                                  1,819,000

Property and equipment, net                                              16,000
Goodwill                                                                339,000
                                                                 ---------------

Total assets                                                     $    2,174,000
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                              $      370,000
   Related party payable                                                 46,000
   Accrued liabilities                                                  644,000
                                                                 ---------------

Total current liabilities                                             1,060,000
                                                                 ---------------

   Convertible notes payable, net of debt discount
     of $889,000                                                      3,039,000
   Derivative liabilities                                               215,000
                                                                 ---------------
Total long-term liabilities                                           3,254,000
                                                                 ===============
Total liabilities                                                     4,314,000
Commitments and contingencies                                                 -

Stockholders' (Deficit):
Preferred stock, $.001 par value, 5,000,000 shares
   authorized, 612,497 shares issued and outstanding
   (aggregate liquidation preference of $456,000)                         1,000
Common stock, $.001 par value, 800,000,000 shares
   authorized, 544,986,907 shares issued and outstanding                545,000
Additional paid-in capital                                           58,435,000
Accumulated deficit                                                 (61,121,000)
                                                                 ---------------

Total stockholders' (Deficit)                                        (2,140,000)
                                                                 ---------------

Total liabilities and stockholders' (Deficit)                    $    2,174,000
                                                                 ===============


    The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------
                                                                             F-3


                                                           PARADIGM MEDICAL INDUSTRIES, INC.
                                                                    STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------

                                                                   2007                2006
                                                                                  (RESTATED)

Sales                                                  $      1,872,000    $      2,195,000
Cost of sales                                                 1,020,000           1,277,000
                                                       -----------------   -----------------

Gross profit                                                    852,000             918,000
                                                       -----------------   -----------------

Operating expenses:
      General and administrative                             (1,012,000)           (793,000)
      Professional fees-related party                                 -            (187,000)
      Marketing and selling                                    (662,000)           (434,000)
      Research and development                                 (344,000)           (250,000)
      Gain on settlement of liabilities                          91,000              34,000
                                                       -----------------   -----------------

Total operating expenses                                     (1,927,000)         (1,630,000)
                                                       -----------------   -----------------

Operating loss                                               (1,075,000)           (712,000)
                                                       -----------------   -----------------
Other income (expense):
      Other income                                                    -             109,000
      Interest expense - Accretion of debt discount            (864,000)           (952,000)
      Interest income                                            11,000                   -
      Interest expense                                         (221,000)           (214,000)
      Gain on derivative valuation                              418,000             570,000
                                                                      -                   -
                                                       -----------------   -----------------

Total other income (expense)                                   (656,000)           (487,000)
                                                       -----------------   -----------------

Income (loss) before provision for income taxes              (1,731,000)         (1,199,000)
Provision for income taxes                                            -                   -
                                                       -----------------   -----------------

Net (loss)                                             $     (1,731,000)   $     (1,199,000)
                                                       =================   =================

Earnings (loss) per common share - basic               $          (0.01)   $          (0.01)
                                                       -----------------   -----------------
Earnings (loss) per common share - diluted             $          (0.01)   $          (0.01)
                                                       -----------------   -----------------
Weighted average common shares - basic                      264,736,000         175,034,000
                                                       -----------------   -----------------
Weighted average common shares - diluted                    264,736,000         175,034,000
                                                       =================   =================


          The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------------------

                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                                                                                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                FOR THE PERIOD JANUARY 1, 2006 THROUGH DECEMBER 31, 2007
------------------------------------------------------------------------------------------------------------------------

                                                PREFERRED                                   ADDITIONAL
                                                    STOCK         COMMONS                      PAID-IN     ACCUMULATED
                                              (SEE NOTE 8)         SHARES      AMOUNT          CAPITAL         DEFICIT
                                            ---------------------------------------------------------------------------

BALANCE AT JANUARY 1, 2006 (RESTATED)               1,000      96,389,295      96,000       58,086,000     (58,191,000)

Issuance of common stock for:

Stock option valuation                                  -               -           -           23,000               -
Conversion of convertible debentures                    -     105,529,700     106,000          275,000               -
Conversion of preferred stock                           -          39,999           -                -               -
Net loss                                                -               -           -                -      (1,199,000)
                                            ---------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2006 (RESTATED)             1,000     201,958,994     202,000       58,384,000     (59,390,000)

Issuance of common stock for:

Stock option valuation                                  -               -           -           14,000               -
Conversion of convertible debentures                    -     343,017,246     343,000           37,000               -
Conversion of preferred stock                           -          10,667           -                -               -
Net loss                                                -               -           -                -      (1,731,000)

                                            ---------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2007                        1,000     544,986,907     545,000       58,435,000     (61,121,000)
                                            ===========================================================================


                        The accompanying notes are an integral part of these financial statements

------------------------------------------------------------------------------------------------------------------------

                                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                                   NOTES TO FINANCIAL STATEMENTS
                                                                                       CONTINUED
------------------------------------------------------------------------------------------------

                                                                        STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------

                                                                          2007             2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ (1,731,000)    $ (1,199,000)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                  5,000           31,000
          Stock option valuation                                        14,000           23,000
          Change in fair value of derivative liabilities              (418,000)        (570,000)
          Accretion of debt discount                                   865,000          952,000
          Provision for losses on receivables                           56,000          (28,000)
          Provision for losses on inventory                                  -          (36,000)
          (Gain) loss on settlement of liabilities                     (91,000)         (34,000)
(Increase) decrease in:
          Accounts Receivables                                        (251,000)          19,000
          Inventories                                                   98,000          (55,000)
          Prepaid and other assets                                     (16,000)               -
Increase (decrease) in:
          Accounts payable                                              17,000          (30,000)
          Accrued liabilities                                          317,000           99,000
                                                                  ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                               (1,135,000)        (828,000)
                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of property and equipment                              -          (20,000)
                                                                  ------------     ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          -          (20,000)
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on notes payable and long-term debt             -          (12,000)
          Proceeds from issuance of convertible notes                1,250,000        1,000,000
                                                                  ------------     ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  1,250,000          988,000
                                                                  ------------     ------------

Net change in cash                                                     115,000          140,000

Cash, beginning of year                                                206,000           66,000
                                                                  ------------     ------------

CASH, END OF YEAR                                                 $    321,000     $    206,000
                                                                  ============     ============


            The accompanying notes are an integral part of these financial statements

------------------------------------------------------------------------------------------------
                                                                                             F-6


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

                                                      DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

1. ORGANIZATION           ORGANIZATION
   AND SIGNIFICANT
   ACCOUNTING POLICIES    Paradigm  Medical  Industries, Inc.(the  Company) is a
                          Delaware Corporation incorporated in October 1989. The
                          Company  is  engaged  in  the   design,   development,
                          manufacture,  and sale of high technology surgical and
                          diagnostic eye care products.  Its surgical  equipment
                          is designed  to perform  minimally  invasive  cataract
                          surgery  and is  comprised  of  surgical  devices  and
                          related   instruments   and   accessories,   including
                          disposable products. Its diagnostic products include a
                          Blood  Flow  Analyzer,  a  pachymeter,  an  A/B  Scan,
                          ultrasound  biomicroscopes,  perimeters, and a corneal
                          topographer.

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

                          The  Company   maintains  its  cash  in  bank  deposit
                          accounts which, at times, may exceed federally insured
                          limits.  The Company has not experienced any losses in
                          such  accounts  and  believes it is not exposed to any
                          significant credit risk on cash and cash equivalents.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1. ORGANIZATION           Recoveries of trade receivables previously written off
   AND SIGNIFICANT        are  recorded  when received. A  trade  receivable  is
   ACCOUNTING POLICIES    considered  to be  past  due  if  any  portion  of the
   CONTINUED              receivable  balance  has  not  been  received  by  the
                          contractual pay date.  Interest is not charge on trade
                          receivables that are past due.

                          ALLOWANCE FOR DOUBTFUL ACCOUNTS:
                          The Company records an allowance for doubtful accounts to offset estimated uncollectible accounts receivable.
                          Bad debt expense associated with the increases in the allowance for doubtful accounts is recorded as part of general and administrative expense. The Company's accounting policy generally is to record an allowance for receivables over 90 days past due unless there is significant evidence to support that the receivable is collectible.

                          Also during  2007,  the Company  collected  $22,000 in
                          receivables  that  were  previously   allowed  in  the
                          allowance  for doubtful  accounts.  During  2007,  the
                          Company  increased net allowance for doubtful accounts
                          by $56,000.

                          The Company has taken measures to reduce the amount of
                          uncollectible   accounts   receivable   such  as  more
                          thorough  and  stringent  credit  approval,   improved
                          training  and  instruction  by  sales  personnel,  and
                          frequent  direct   communication   with  the  customer
                          subsequent  to delivery of the system.  The  allowance
                          for  doubtful  accounts  was15%  of total  outstanding
                          receivables  as of  December  31,  2007  and 15% as of
                          December 31, 2006. The allowance for doubtful accounts
                          increased   from  $72,000  at  December  31,  2006  to
                          $109,000 at December 31, 2007.

                          INVENTORIES
                          Inventories are stated at the lower of cost or market, cost is determined using the weighted average method.

                          PROPERTY AND EQUIPMENT
                          Property and equipment are recorded at cost, less accumulated depreciation. Depreciation on property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease, usually between 3-7 years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1. ORGANIZATION           PROPERTY AND EQUIPMENT
   AND SIGNIFICANT        Gains and losses on sale of property and equipment are
   ACCOUNTING POLICIES    reflected  in  operations. Leasehold  improvements are
   CONTINUED              depreciated over the lesser of the term of the lease
                          or the useful  life of the related  asset.  During the
                          years 2007 and 2006  depreciation  expense  was $5,000
                          and $30,000  respectively.  Newly acquired assets that
                          have a value of  $3,000  or more are  capitalized  and
                          included on the depreciation schedule.

                          GOODWILL
                          As of December 31, 2007, the Company had recorded on their books goodwill related to the purchase of Ocular
                          Blood Flow, Ltd., during 2001. In accordance with SFAS
                          142, "Goodwill and Other Intangible Assets, goodwill is not amortized. The Company performs tests for impairment of goodwill annually or more frequently if events or circumstances indicate it might be impaired.
                          Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. The analysis of the impairment test of goodwill did not result in a charge to the statements of operations for impairment for the years ended
                          December 31, 2007 and 2006, respectively.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1. ORGANIZATION           INCOME TAXES
   AND SIGNIFICANT        Deferred   income   taxes   are   provided  in amounts
   ACCOUNTING POLICIES    sufficient to give  effect  to  temporary  differences
   CONTINUED              between   financial  and  tax  reporting,  principally
                          related   to   net   operating   loss   carryforwards,
                          depreciation,  impairment of intangible assets,  stock
                          compensation expense, and accrued liabilities.

                          STOCK - BASED COMPENSATION
                          On January 1, 2006,  the Company  adopted SFAS No. 123
                          (revised 2004),  SHARE-BASED PAYMENT,  ("SFAS 123(R)")
                          which  establishes  standards  for the  accounting  of
                          transactions  in which an entity  exchanges its equity
                          instruments for goods or services,  primarily focusing
                          on accounting for transactions where an entity obtains
                          employee services in share-based payment transactions.
                          SFAS  123(R)  requires a public  entity to measure the
                          cost of employee  services received in exchange for an
                          award of equity instruments,  including stock options,
                          based on the grant-date fair value of the award and to
                          recognize it as  compensation  expense over the period
                          the  employee  is  required  to  provide   service  in
                          exchange for the award, usually the vesting period. In
                          March 2005, the SEC issued Staff  Accounting  Bulletin
                          No.  107 ("SAB  107")  relating  to SFAS  123(R).  The
                          Company has applied the  provisions  of SAB 107 in its
                          adoption of SFAS 123(R).
                          Stock-based compensation expense recognized during the
                          period  is  based  on  the  value  of the  portion  of
                          share-based payment awards that is ultimately expected
                          to vest  during the period.  Stock-based  compensation
                          expense  recognized  in  the  Company's   consolidated
                          statement of  operations  for the year ended  December
                          31,  2007  included   compensation   expense  for  the
                          share-based  payment awards granted based on the grant
                          date  fair  value  estimated  in  accordance  with the
                          provisions  of SFAS 123(R).  Stock based  compensation
                          expense for the years ended December 31, 2007 and 2006
                          was $14,000 and $23,000, respectively.

                          EARNINGS PER SHARE
                          The  computation of diluted  earnings per common share
                          is based on the  weighted  average  number  of  shares
                          outstanding  during  the year  plus the  common  stock
                          equivalents,  which would arise from the conversion of
                          preferred stock to common stock, the conversion of the
                          Company's   convertible   debentures,   and  from  the
                          exercise  of stock  options and  warrants  outstanding
                          using the treasury stock method and the average market
                          price per share  during the year.  Shares  potentially
                          issuable from the conversion of convertible debentures
                          and preferred stock  conversion of  3,637,280,000  and
                          862,438 shares of common stock, respectively,  as well
                          as, options and warrants to purchase 65,534,392 shares
                          of common  of  common  stock  were  considered  in the
                          computation   of  earnings  per  share  but  were  not
                          included  because  their  inclusion  would  have  been
                          anti-dilutive.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1. ORGANIZATION           The  following  table  is  a  reconciliation  of basic
   AND SIGNIFICANT        earnings per share for the  years ended  December  31,
   ACCOUNTING POLICIES    2007 and 2006.
   CONTINUED
                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                             2007          2006
                                                      --------------------------

                          Basic weighted average
                            shares outstanding        264,736,000   175,034,000

                          Net loss                     (1,731,000)   (1,199,000)

                          Per share amount                  (0.01)        (0.01)
                                                      ==========================

                          REVENUE RECOGNITION
                          Revenues for sales of products  that require  specific
                          installation   and  acceptance  by  the  customer  are
                          recognized  upon such  installation  and acceptance by
                          the  customer.  Revenues  for sales of other  surgical
                          systems, ultrasound diagnostic devices, and disposable
                          products are recognized when the product is shipped. A
                          signed purchase  agreement and a deposit or payment in
                          full  from  customers  is  required  before a  product
                          leaves the premises.  Title passes at time of shipment
                          (F.O.B.  shipping point).  The products of the Company
                          contain both  hardware and  software  components.  The
                          Company  does not  recognize  revenue for the software
                          components  of the products  separate from the product
                          as a whole  because the software is  incidental to the
                          product, as defined in paragraph 2 of SOP 97-2.

                          RESEARCH AND DEVELOPMENT
                          Costs   incurred  in  connection   with  research  and
                          development activities are expensed as incurred. These
                          costs consist of direct and indirect costs  associated
                          with specific projects as well as fees paid to various
                          entities  that perform  certain  research on behalf of
                          the  Company.   The  total  research  and  development
                          expenses  for the years ended  December  2007 and 2006
                          was $344,000 and $250,000, respectively.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1. ORGANIZATION           CONCENTRATION OF RISK
   AND SIGNIFICANT        The market for  ophthalmic  lasers is subject to rapid
   ACCOUNTING POLICIES    technological change, including advances in laser  and
   CONTINUED              other technologies and the  potential  development  of
                          alternative  surgical techniques or new pharmaceutical
                          products.  Development  by others  of new or  improved
                          products,  processes or technologies may make products
                          developed by the Company obsolete or less competitive.

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

                          During the year ended  December  31, 2007 and 2006 one
                          single  customer,  Grafton Optical Company Ltd. in the
                          United Kingdom, represented more than 10% of total net
                          sales for the years ended. Accounts receivable are due
                          from medical distributors, surgery centers, hospitals,
                          optometrists and  ophthalmologists  located throughout
                          the  U.S.  and a  number  of  foreign  countries.  The
                          receivables  are  generally due within thirty days for
                          domestic  customers  with  extended  terms offered for
                          some international customers. The Company maintains an
                          allowance  for  estimated  potentially   uncollectible
                          amounts.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1. ORGANIZATION
   AND SIGNIFICANT        WARRANTY ACCRUALS
   ACCOUNTING POLICIES                                 YEARS ENDED DECEMBER 31,
   CONTINUED                                          --------------------------
                                                             2007          2006
                                                      --------------------------

                          Beginning warranty
                            liability balance             155,000       125,000

                          Less: Reductions for
                            payments                      (20,000)      (10,000)

                          Plus: Increase for accrual       92,000        40,000
                                                      --------------------------

                          Ending warranty liability
                            balance                       227,000       155,000
                                                      ==========================

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

                          RECLASSIFICATIONS
                          No amounts in the 2007 financial statements have been reclassified to conform to the presentation of the current year financial statements.

                          CONTINGENCIES
                          The Company has adopted the  guidance in  Statement of
                          Financial  Accounting Standards No. 5, "Accounting for
                          Contingencies,"  when booking for loss  contingencies.
                          The  Company  accrues  a  charge  to  income  when (1)
                          information   available   prior  to  issuance  of  the
                          financial  statements  indicates  that it is  probable
                          that an asset has been  impaired  or a  liability  has
                          been incurred at the date of the financial statements,
                          and  (2)  the   amount  of  loss  can  be   reasonably
                          estimated.  Loss  contingencies  related to litigation
                          for the year ended December 31, 2007 were $255,000.

                          BENEFICIAL CONVERSION FEATURE
                          The Company has debt with conversion options that provide for a rate of conversion that is below the market value. This feature is normally characterized

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.  ORGANIZATION          as a beneficial  conversion feature ("BCF"),  which is
    AND SIGNIFICANT       recorded  by the Company  pursuant to Emerging  Issues
    ACCOUNTING POLICIES   Task Force  ("EITF")  Issue No. 98-5  ("EITF  98-05"),
    CONTINUED             accounting for Convertible  Securities with beneficial
                          conversion   features   of   Contingently   Adjustable
                          Conversion   Ratios,   and  EITF   Issue  No.   00-27,
                          Application  of  EITF  Issued  No.  98-05  to  Certain
                          Convertible Instruments.  If a BCF exists, the Company
                          records  it as a debt  discount.  Debt  discounts  are
                          amortized  to  interest  expense  over the life of the
                          debt on a straight-line  basis, which approximates the
                          effective interest method.

                          DERIVATIVE FINANCIAL INSTRUMENTS
                          The Company's derivative financial instruments consist
                          of embedded derivatives related to the Callable Secure
                          Convertible  Term Notes  ("the  Notes")  entered  into
                          agreements on April 27, 2005;  June 23, 2005; June 30,
                          2005;  February  28, 2006;  June 28,  2006;  April 30,
                          2007;  June11,  2007;  December 24, 2007; and December
                          31,  2007.   These  Notes   included   certain   fixed
                          conversion features, the variable conversion features,
                          and variable interest  featureand partial call option.
                          Based on the complex nature of these terms the Company
                          chose to  employ  a  binomial  lattice  model to value
                          these  features.  The Company  used the lattice  model
                          because it allows for the consideration of the dynamic
                          and  interrelated  nature of the unique terms of these
                          securities.  It takes into  consideration that in each
                          discrete  period of time a stock  can  either go up or
                          down  (described as its  "volatility")  and produces a
                          rande of  potential  future stock  prices.  A binomial
                          lattice   model   assumes   the  price  of  the  stock
                          underlying the derivative follows one of the two price
                          paths. There are three general steps in constructing a
                          binomial  lattice model:  (1) calculation of the stock
                          price  lattice,  (2)  calculation  of the  potentially
                          applicable  option  values at each  node  based on the
                          terms and conditions of the specific security, and (3)
                          progressively  calculating  the security value at each
                          node  starting  at the  maturity of the  security  and
                          working back to the present testing for the greater of
                          the current period value or the  probability  weighted
                          holding   value  of  the   security.   The   following
                          assumptions were used to calculated the fair values of
                          the  embedded  derivatives:  dividend  yield  of  0% ;
                          annual volatility of 200%; and risk free interest rate
                          equal to that of the interest rate of a U.S.  treasury
                          note  with a  maturity  equal to the  maturity  of the
                          security in question,  as well as probability analysis
                          related  to  trading  volume  restrictions  and  other
                          factors.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

                          The accounting treatment of derivative instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at a fair value of each subsequent balance sheet date. In addition, under the provisions of SFAS No. 133, "ACCOUNTING FOR
                          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in the fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record a non-operating, non-cash income.

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

3. DETAIL OF CERTAIN        Receivables
   BALANCE SHEET              Trade Receivables                    $    733,000
   ACCOUNTS                   Allowance for doubtful accounts          (109,000)
                                                                   -------------

                                                                   $    624,000
                                                                   =============

                            Inventories:
                              Raw Materials                        $    558,000
                              Finished goods                            533,000
                              Reserve for obsolescence                 (244,000)
                                                                   -------------

                                                                   $    847,000
                                                                   =============

                            Accrued liabilities:
                              Consulting and litigation reserve    $    283,000
                              Payroll and employment benefits            64,000
                              Sales tax payable                          20,000
                              Customer deposits                          20,000
                              Accrued royalties                           3,000
                              Warranty and return allowance             227,000
                              Other accrued expenses                     27,000
                                                                   -------------

                                                                   $    644,000
                                                                   =============

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------


4. PROPERTY AND           Property and equipment consists of the following:
   EQUIPMENT
                            Machinery and equipment                $    765,000
                            Computer equipment and software             663,000
                            Furniture and fixtures                      252,000
                            Leasehold improvements                      166,000
                                                                   -------------

                                                                      1,846,000
                            Accumulated depreciation and
                              amortization                           (1,830,000)
                                                                   -------------

                                                                   $     16,000
                                                                   =============

5. LEASE OBLIGATIONS      During the years ended December 31, 2007 and 2006, the
                          Company did not lease equipment  under  noncancellable
                          capital leases.  Any leases previously issued provided
                          the Company the option to purchase  the leased  assets
                          at the end of the  initial  lease term.  Assets  under
                          capital  leases  included  in fixed  assets and are as
                          follows:

                            Computer and other equipment           $    291,000

                            Less accumulated amortization              (291,000)
                                                                   -------------

                                                                   $          -
                                                                   =============

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

5. LEASE OBLIGATIONS      Amortization  expense on assets under  capital  leases
   CONTINUED              during the years ended  December 31, 2007 and 2006 was
                          $5,000 and $31,000, respectively.

                          The Company leases office and warehouse space under an
                          operating  lease  agreement.   Future  minimum  rental
                          payments under the  noncancellable  operating lease as
                          of December 31, 2007 are approximately as follows:

                            YEAR ENDING DECEMBER 31,                   AMOUNT
                                                                   -------------
                                     2007                          $    108,000
                                     2008                               110,000
                                                                   -------------

                                     Total future minimum
                                       rental payments             $    218,000
                                                                   =============

                          Rent expense related to noncancelable operating leases was approximately $108,000 and $108,000 for the years ended December 31, 2007 and 2006, respectively.

6. INCOME TAXES           INCOME TAXES
                          The  provision  for  income  taxes is  different  than
                          amounts  which  would  be  provided  by  applying  the
                          statutory  federal  income  tax  rate to  loss  before
                          provision for income taxes for the following reasons:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                             2007          2006
                                                      --------------------------
                          Income tax (provision)
                            benefit at statutory
                            rate                      $   588,000   $   619,000
                          NOL adjustment                                      -
                          Taxable temporary
                            differences                   (16,700)       22,000
                          Deductible temporary
                            differences                    74,000       (38,000)
                          Non-deductible expenses        (151,600)     (172,000)
                          Change in valuation
                            allowance                    (793,700)     (252,000)
                                                      --------------------------

                                                      $         -   $         -
                                                      ==========================

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

6. INCOME TAXES           Deferred tax assets (liabilities) are comprised of the
   CONTINUED              following:

                                                      --------------------------
                                                             2007          2006
                                                      --------------------------
                          Net operating loss
                            carryforward              $15,887,700   $14,720,000
                          Depreciation, amortization,
                            and impairment                      -             -
                          Allowance and reserves        2,065,000     2,439,000
                          Research and development
                            tax Credit                     56,000        56,000
                                                      --------------------------
                                                       18,008,700    17,215,000

                          Valuation allowance         (18,008,700)  (17,215,000)
                                                      --------------------------

                                                      $         -   $         -
                                                      ==========================

                          A valuation allowance has been established for the net deferred tax asset due to the uncertainty of the Company's ability to realize such asset.

                          At December 31, 2007, the Company had net operating loss carryforwards of approximately $55.8 million and research and development tax credit carryforwards of approximately $55.8 million. These carryforwards are available to offset future taxable income and expire in 2006 through 2021. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.

7. CAPITAL STOCK          CAPITAL STOCK
                          The  Company  has  established  a series of  preferred
                          stock with a total of 5,000,000  authorized shares and
                          a par value of $.001,  and one series of common  stock
                          with a par value of $.001  and a total of  800,000,000
                          authorized shares.

                          SERIES A PREFERRED STOCK
                          On September 1, 1993, the Company established a series of non-voting preferred shares designated as the 6%
                          Series A Preferred Stock, consisting of 500,000 shares with $.001 par value. The Series A Preferred Stock has the following rights and privileges:

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

7. CAPITAL STOCK          1.  The  holders  of   the   shares  are   entitled to
   CONTINUED                  dividends at the rate of twenty-four  cents ($.24)
                              per share  per  annum,  payable  in cash only from
                              surplus  earnings of the Company or in  additional
                              shares of Series A Preferred  Stock. The dividends
                              are non-cumulative  and therefore  deficiencies in
                              dividend  payments  from one year are not  carried
                              forward to the next year.

                          2. Upon the liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $1.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Total liquidation preference at December 31, 2007 was $6,000.

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

                          Upon the liquidation of the Company, the holders of the Series B Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $4.00 per share, plus

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

7. CAPITAL STOCK          any accrued and unpaid dividends related to the fiscal
   CONTINUED              year in which such  liquidation  occurs.  Such  right,
                          however,  is  subordinate to the rights of the holders
                          of Series A Preferred  Stock to receive a distribution
                          of $1.00 per share plus accrued and unpaid  dividends.
                          Total liquidation  preference at December 31, 2007 was
                          $36,000.

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

                          SERIES C PREFERRED STOCK
                          In January 1998, the Company authorized the issuance of a total of 30,000 shares of Series C Preferred
                          Stock, $.001 par value, $100 stated value. As of December 31, 2007 there were no Series C Preferred
                          Stock issued and  outstanding.  The Series C Preferred
                          Stock have the following rights and privileges:

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

7. CAPITAL STOCK          SERIES D PREFERRED STOCK
   CONTINUED              In January  1999,  the  Company's  Board of  Directors
                          authorized the issuance of a total of 1,140,000 shares
                          of Series D  Preferred  Stock  $.001 par value,  $1.75
                          stated  value.  The Series D  Preferred  Stock has the
                          following rights and privileges:

                          1.  The  holders  of  the   shares  are   entitled  to
                              dividends  at the rate of 10% per  share per annum
                              of the aggregate  stated value.  The dividends are
                              non-cumulative  and,  therefore,  deficiencies  in
                              dividend  payments  from one year are not  carried
                              forward to the next year.

                          2.  Upon  the  liquidation of the Company, the holders
                              of the Series D  Preferred  Stock are  entitled to
                              receive an amount per share  equal to the  greater
                              of (a) the amount  they would  have  received  had
                              they   converted  the  shares  into  Common  Stock
                              immediately  prior  to such  liquidation  plus all
                              declared but unpaid  dividends;  or (b) the stated
                              value,  subject to adjustment.  Total  liquidation
                              preference at December 31, 2007 was $9,000.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

7. CAPITAL STOCK          SERIES E PREFERRED STOCK
   CONTINUED              In May 2001, the Company  authorized the issuance of a
                          total of 50,000  shares of  Series E  Preferred  Stock
                          $.001 par  value,  $100  stated  value.  The  Series E
                          Preferred   Stock  has  the   following   rights   And
                          privileges:

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

                          2.  Upon  the  liquidation of the Company, the holders
                              of the Series E  Preferred  Stock are  entitled to
                              receive an amount per share  equal to the  greater
                              of (a) the amount  they would  have  received  had
                              they   converted  the  shares  into  Common  Stock
                              immediately  prior  to such  liquidation  plus all
                              declared but unpaid  dividends;  or (b) the stated
                              value,  subject to adjustment.  Total  liquidation
                              preference at December 31, 2007 was $13,000.

                          3.  Each  share  is  convertible, at the option of the
                              holder at any time until  January  1,  2005,  into
                              approximately  53.33  shares of Common Stock at an
                              initial  conversion  price,  subject to adjustment
                              for stock  splits,  stock  dividends  and  certain
                              combination  or  recapitalization  of  the  common
                              stock,  equal to $1.875 per share of common stock.
                              The Series E Preferred  Stock  shall be  converted
                              into Common  Stock  subject to  adjustment  (a) on
                              January 1, 2005 or (b) upon 30 days written notice
                              by the Company to the  holders of the  Shares,  at
                              any time after (i) the 30-day  anniversary  of the
                              registration  statement  on which  the  shares  of
                              Common  Stock  issuable  upon  conversion  of  the
                              Series E Preferred  Stock were registered and (ii)
                              the average  closing price of the Common Stock for
                              the 20-day period immediately prior to the date on
                              which notice of redemption is given by the Company
                              to the holders of the Series E Preferred  Stock is
                              at least  $3.50 per  share.  The  Company  in 2001
                              recorded  $1,482,000  as a  beneficial  conversion
                              feature   related  to  the   differences   in  the
                              conversion  price of the preferred stock to common
                              stock.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

7. CAPITAL STOCK          SERIES F PREFERRED STOCK
   CONTINUED              In August 2001, the Company authorized the issuance of
                          a total of 50,000  shares of Series F Preferred  Stock
                          $.001 par  value,  $100  stated  value.  The  Series F
                          Preferred   Stock  has  the   following   rights   and
                          privileges:

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

                          2.  Upon  the  liquidation of the Company, the holders
                              of the Series F  Preferred  Stock are  entitled to
                              receive an amount per share  equal to the  greater
                              of (a) the amount  they would  have  received  had
                              they   converted  the  shares  into  Common  Stock
                              immediately  prior  to such  liquidation  plus all
                              declared but unpaid  dividends;  or (b) the stated
                              value,  subject to adjustment.  Total  liquidation
                              preference at December 31, 2007 was $235,000.

                          3.  Each share  is convertible, at  the  option of the
                              holder at any time until  January  1,  2005,  into
                              approximately  53.33  shares of Common Stock at an
                              initial  conversion  price,  subject to adjustment
                              for stock  splits,  stock  dividends  and  certain
                              combination  or  recapitalization  of  the  common
                              stock,  equal to $1.875 per share of common stock.
                              The Series F Preferred  Stock  shall be  converted
                              into Common  Stock  subject to  adjustment  (a) on
                              January 1, 2005 or (b) upon 30 days written notice
                              by the Company to the  holders of the  Shares,  at
                              any time after (i) the 30-day  anniversary  of the
                              registration  statement  on which  the  shares  of
                              Common  Stock  issuable  upon  conversion  of  the
                              Series F Preferred  Stock were registered and (ii)
                              the average  closing price of the Common Stock for
                              the 20-day period immediately prior to the date on
                              which notice of redemption is given by the Company
                              to the holders of the Series F Preferred  Stock is
                              at least  $3.50 per  share.  The  Company  in 2001
                              recorded  $1,105,000  as a  beneficial  conversion
                              feature   related  to  the   differences   in  the
                              conversion  price of the preferred stock to common
                              stock.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

                          4.  The holders of the shares have no voting rights.

7. CAPITAL STOCK          SERIES G PREFERRED STOCK
   CONTINUED              In August 2003, the Company authorized the issuance of
                          a total of  2,000,000  shares  of  Series G  Preferred
                          Stock $.001 par value,  $1.00 stated value. The Series
                          G  Preferred  Stock  has  the  following   rights  and
                          privileges:

                          1.  The   holders   of   the  shares  are  entitled to
                              dividends at the rate of 7% per share per annum of
                              the  aggregate  stated  value.  The  dividends are
                              non-cumulative  and,  therefore,  deficiencies  in
                              dividend  payments  from one year are not  carried
                              forward to the next YEAR.

                          2.  Upon  the  liquidation of the Company, the holders
                              of the Series G  Preferred  Stock are  entitled to
                              receive an amount per share  equal to the  greater
                              of (a) the amount  they would  have  received  had
                              they   converted  the  shares  into  Common  Stock
                              immediately  prior  to such  liquidation  plus all
                              declared but unpaid  dividends;  or (b) the stated
                              value of $.25 per share plus  declared  but unpaid
                              dividends.   Total   liquidation   preference   at
                              December 31, 2007 was $147,000.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

7. CAPITAL STOCK          The  following   table   summarizes  preferred   stock
   CONTINUED              activity during the years ended  December 31, 2007 and
                          2006:

                                    SERIES A             SERIES B            SERIES C               SERIES D
                                SHARES    AMOUNT     SHARES    AMOUNT     SHARES    AMOUNT      SHARES    AMOUNT

Balance at January 1, 2006       5,627    $    -      8,986   $     -         -     $    -       5,000    $    -

Issuance of Series G
  preferred stock for cash           -         -          -         -         -          -           -         -
Conversion of preferred stock        -         -          -         -         -          -           -         -
                               --------------------------------------------------------------------------------------
Balance at December 31, 2006     5,627         -      8,986         -         -          -       5,000         -

Issuance of Series G
  preferred stock for cash           -         -          -         -         -          -           -         -

Conversion of preferred stock        -         -          -         -         -          -           -         -
                               --------------------------------------------------------------------------------------
Balance at December 31, 2007     5,627    $    -      8,986   $     -         -     $    -       5,000    $    -
                               --------------------------------------------------------------------------------------

Authorized                     500,000              500,000              30,000              1,140,000
                               --------------------------------------------------------------------------------------
Liquidation preference                    $6,000              $36,000               $    -                $9,000
                               --------------------------------------------------------------------------------------


                                    SERIES E              SERIES F              SERIES G
                                SHARES    AMOUNT      SHARES    AMOUNT      SHARES    AMOUNT

Balance at January 1, 2006       1,000   $     -    4,598.75  $      -     588,235  $  1,000

Issuance of Series G
  preferred stock for cash           -         -           -         -           -         -
Conversion of preferred stock  (750.00)        -           -         -           -         -
                               -------------------------------------------------------------
Balance at December 31, 2006       250         -    4,598.75         -     588,235     1,000

Issuance of Series G
  preferred stock for cash           -         -           -         -           -         -

Conversion of preferred stock        -         -        (200)        -           -         -
                               -------------------------------------------------------------
Balance at December 31, 2007       250   $     -    4,398.75  $      -     588,235  $  1,000
                               -------------------------------------------------------------

Authorized                      50,000                50,000             2,000,000
                               -------------------------------------------------------------
Liquidation preference                   $13,000              $235,000              $147,000
                               -------------------------------------------------------------

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      CONVERTIBLE NOTES

                          APRIL 27, 2005 SALE OF $2,500,000 IN CALLABLE  SECURED
                          CONVERTIBLE NOTES: To obtain funding for the Company's
                          ongoing   operations,   the  Company  entered  into  a
                          securities  purchase  agreement  with four  accredited
                          investors  on  April  27,  2005  for  the  sale of (i)
                          $2,500,000 in  convertible  notes and (ii) warrants to
                          purchase  16,534,392  shares of its common stock.  The
                          sale of the convertible notes and warrants is to occur
                          in three  traunches  and the  investors  provided  the
                          Company with an aggregate of $2,500,000 as follows:

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      The $2,500,000 in  convertible  notes bear interest at
   CONTINUED              8% per annum from the date of  issuance.  Interest  is
                          computed on the basis of a 365-day year and is payable
                          quarterly in cash, with six months of interest payable
                          up front. The interest rate resets to zero percent for
                          any  month in which the stock  price is  greater  than
                          125% of the initial market price, or $.0945,  for each
                          trading day during that month. Any amount of principal
                          or interest on the convertible  notes that is not paid
                          when due  will  bear  interest  at the rate of 15% per
                          annum from the date due  thereof  until such amount is
                          paid. The notes mature in three years from the date of
                          issuance,  and  are  convertible  into  the  Company's
                          common stock at the noteholders'  option, at the lower
                          of (i) $.09 or (ii) 60% of the  average  of the  three
                          lowest intraday trading prices for the common stock on
                          the OTC Bulletin  Board for the 20 trading days before
                          but not including the  conversion  date.  Accordingly,
                          there  is  no  limit  on  the  number  of shares  into
                          which the notes may be  converted.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      underlying the warrants are not registered pursuant to
   CONTINUED              an effective registration  statement. In the event the
                          investors  exercise the warrants on a cashless  basis,
                          the Company will not receive any  proceeds  therefrom.
                          In addition,  the exercise  price of the warrants will
                          be  adjusted in the event the  Company  issues  common
                          stock at a price below  market,  with the exception of
                          any  securities  issued as of the date of the warrants
                          or  issued in  connection  with the  callable  secured
                          convertible  notes issued  pursuant to the  securities
                          purchase agreement.

                          The noteholders  have agreed to restrict their ability
                          to convert their  convertible  notes or exercise their
                          warrants and receive  shares of the  Company's  common
                          stock such that the  number of shares of common  stock
                          held by them in the  aggregate  and  their  affiliates
                          after  such  conversion  or  exercise  does not exceed
                          4.99% of the then  issued  and  outstanding  shares of
                          common stock.  However, the noteholders may repeatedly
                          sell shares of common  stock in order to reduce  their
                          ownership   percentage,   and   subsequently   convert
                          additional convertible notes.

                          FEBRUARY  28,  2006  SALE OF  $1,500,000  IN  CALLABLE
                          SECURED   CONVERTIBLE   NOTES:  To  obtain  additional
                          funding  for the  Company's  ongoing  operations,  the
                          Company  entered  into a  second  securities  purchase
                          agreement  on  February  28,  2006  with the same four
                          accredited investors for the sale of (i) $1,500,000 in
                          convertible   notes  and  (ii)  warrants  to  purchase
                          12,000,000 shares of its common stock. The sale of the
                          convertible  notes and  warrants  is to occur in three
                          traunches  and the  investors are obligated to provide
                          the  Company  with  an  aggregate  of   $1,500,000  as
                          follows:

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      Under the terms of the securities  purchase agreement,
   CONTINUED              the  Company  also  agreed it would not,  without  the
                          prior written consent of a majority-in-interest of the
                          investors,  negotiate  or  contract  with any party to
                          obtain  additional  equity  financing  (including debt
                          financing with an equity  component) that involves (i)
                          the  issuance  of common  stock at a  discount  to the
                          market  price  of the  common  stock  on the  date  of
                          issuance   (taking  into  account  the  value  of  any
                          warrants  or  options  to  acquire   common  stock  in
                          connection   therewith),    (ii)   the   issuance   of
                          convertible  securities that are  convertible  into an
                          indeterminate  number of shares  of common  stock,  or
                          (iii) the  issuance  of  warrants  during the  lock-up
                          period  beginning  February 28, 2006 and ending on the
                          later of (a) 270 days from  February 28, 2006,  or (b)
                          180 days from the date the  registration  statement is
                          declared effective.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      The  convertible  notes are  secured by the  Company's
   CONTINUED              assets,  including the Company's  inventory,  accounts
                          receivable and intellectual  property.  Moreover,  the
                          Company  has a call  option  under  the  terms  of the
                          notes.  The call option  provides the Company with the
                          right to  prepay  all of the  outstanding  convertible
                          notes  at any  time,  provided  there  is no  event of
                          default  by the  Company  and the  Company's  stock is
                          trading  at or  below  $.02  per  share.  An  event of
                          default includes the failure by the Company to pay the
                          principal  or  interest  on the  notes  when due or to
                          timely file a  registration  statement  as required by
                          the   Company   or  obtain   effectiveness   with  the
                          Securities and Exchange Commission of the registration
                          statement.  Prepayment  of the  notes is to be made in
                          cash  equal  to  either  (a)  125% of the  outstanding
                          principal   and  accrued   interest  for   prepayments
                          occurring  within 30 days  following the issue date of
                          the notes;  (b) 130% of the outstanding  principal and
                          accrued interest for prepayments  occurring between 31
                          and 60 days following the issue date of the notes;  or
                          (c)  145% of the  outstanding  principal  and  accrued
                          interest for prepayments  occurring after the 60th day
                          following the issue date of the notes.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      JUNE 11, 2007 SALE OF  $500,000  IN  CALLABLE  SECURED
   CONTINUED              CONVERTIBLE  NOTES:  To obtain further funding for the
                          Company's ongoing operations, the Company entered into
                          a third securities purchase agreement on June 11, 2007
                          with the same four  accredited  investors for the sale
                          of (i) $500,000 in callable secured  convertible notes
                          and (ii) warrants to purchase 10,000,000 shares of its
                          common stock. The investors  disbursed $500,000 to the
                          Company on June 11, 2007.

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

                          The $500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      that is not paid  when due will bear  interest  at the
   CONTINUED              rate of 15% per annum from the date due thereof  until
                          such amount is paid. The  convertible  notes mature in
                          three  years  from  the  date  of  issuance,  and  are
                          convertible  into the  Company's  common  stock at the
                          noteholders'  option, at the lower of (i) $.02 or (ii)
                          50%  of  the  average  of the  three  lowest  intraday
                          trading  prices  for  the  common  stock  on  the  OTC
                          Bulletin  Board for the 20 trading days before but not
                          including the conversion date.  Accordingly,  there is
                          no limit on the number of shares  into which the notes
                          may be converted.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      The noteholders  have agreed to restrict their ability
   CONTINUED              to convert their  convertible  notes or exercise their
                          warrants and receive  shares of the  Company's  common
                          stock such that the  number of shares of common  stock
                          held by them in the  aggregate  and  their  affiliates
                          after  such  conversion  or  exercise  does not exceed
                          4.99% of the then  issued  and  outstanding  shares of
                          common stock.  However, the noteholders may repeatedly
                          sell shares of common  stock in order to reduce  their
                          ownership   percentage,   and   subsequently   convert
                          additional convertible notes, provided,  however, that
                          such  conversions  do not exceed  $75,000 per calendar
                          month,  or the average daily dollar volume  calculated
                          during  the ten  business  days  prior  to  conversion
                          multiplied  by the  number  of  trading  days  of that
                          calendar month, per calendar month.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      stock on the date of issuance (taking into account the
   CONTINUED              value of any  warrants  or options  to acquire  common
                          stock in connection  therewith),  (ii) the issuance of
                          convertible  securities that are  convertible  into an
                          indeterminate  number of shares  of common  stock,  or
                          (iii) the  issuance  of  warrants  during the  lock-up
                          period  beginning  December 24, 2007 and ending on the
                          later of (a) 270 days from  December 24, 2007,  or (b)
                          180 days from the date the  registration  statement is
                          declared effective.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      outstanding  convertible  notes at any time,  provided
   CONTINUED              there is no event of  default by the  Company  and its
                          stock is trading at or below $.10 per share.  An event
                          of default  includes the failure by the Company to pay
                          the  principal  or interest on the  convertible  notes
                          when due or to timely file a registration statement as
                          required by the Company or obtain  effectiveness  with
                          the   Securities   and  Exchange   Commission  of  the
                          registration statement.  Prepayment of the convertible
                          notes is to be made in cash  equal to either  (a) 125%
                          of the outstanding  principal and accrued interest for
                          prepayments  occurring  within 30 days  following  the
                          issue date of the notes;  (b) 130% of the  outstanding
                          principal   and  accrued   interest  for   prepayments
                          occurring  between 31 and 60 days  following the issue
                          date of the  notes;  or (c)  145%  of the  outstanding
                          principal   and  accrued   interest  for   prepayments
                          occurring  after the 60th day following the issue date
                          of the notes.

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

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      The Company is required to register  the shares of its
   CONTINUED              common  stock  issuable  upon  the  conversion  of the
                          convertible  notes and the  exercise  of the  warrants
                          that were  issued to the  noteholders  pursuant to the
                          securities  purchase  agreement the Company entered in
                          to on December 24, 2007.  The  registration  statement
                          must  be  filed  with  the   Securities  and  Exchange
                          Commission  within 60 days of the  December  24,  2007
                          closing date and the effectiveness of the registration
                          is to  be  within  135  days  of  such  closing  date.
                          Penalties of 2% of the outstanding  principal  balance
                          of the convertible  notes plus accrued interest are to
                          be  applied  for each  month the  registration  is not
                          effective within the required time. The penalty may be
                          paid in cash or stock at the Company's option.

                          DECEMBER  19,  2007  ISSUANCE  OF $389,010 IN CALLABLE
                          SECURED  CONVERTIBLE  Notes:  On December 19, 2007 the
                          Company was notified by the holders of the convertible
                          notes that there was a past due interest  owing on the
                          outstanding  convertible  notes.  The total  amount of
                          interest  was  $389,010.  To  pay  the  interest,  the
                          noteholders   were  willing  to  accept   $389,010  in
                          additional convertible notes due on December 31, 2010.
                          Accordingly,  on December 19, 2007, the Company issued
                          $389,010 in  convertible  notes to the  noteholders as
                          full payment of the past due interest.

                          The $389,000 in convertible notes bear interest at 2% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature on December 31, 2007, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

                          The $389,000 in convertible notes has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      outstanding  convertible  notes at any time,  provided
   CONTINUED              there is no event of  default by the  Company  and its
                          stock is trading at or below $.04 per share.  An event
                          of default  includes the failure by the Company to pay
                          the  principal  or interest on the  convertible  notes
                          when due. Prepayment of the convertible notes is to be
                          made  in  cash   equal  to  either  (a)  135%  of  the
                          outstanding   principal   and  accrued   interest  for
                          prepayments  occurring  within 30 days  following  the
                          issue date of the notes;  (b) 145% of the  outstanding
                          principal   and  accrued   interest  for   prepayments
                          occurring  between 31 and 60 days  following the issue
                          date of the  notes;  or (c)  150%  of the  outstanding
                          principal   and  accrued   interest  for   prepayments
                          occurring  after the 60th day following the issue date
                          of the notes.

                          The noteholders  have agreed to restrict their ability
                          to convert their  convertible notes and receive shares
                          of the Company's  common stock such that the number of
                          shares of common  stock held by them in the  aggregate
                          and their affiliates after such conversion or exercise
                          does  not   exceed   4.9%  of  the  then   issued  and
                          outstanding  shares  of  common  stock.  However,  the
                          noteholders may repeatedly sell shares of common stock
                          in order to reduce  their  ownership  percentage,  and
                          subsequently  convert  additional  convertible  notes,
                          provided, however, that such conversions do not exceed
                          the average daily dollar volume  calculated during the
                          ten business  days prior to  conversion  multiplied by
                          the number of treading  days of that  calendar  month,
                          per calendar month.

                               The  Notes  include  certain  features  that  are
                          considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest feature, events of default and a variable liquidated damage clause. These features are described below, as follows:

                               o The fixed conversion feature which allows the investor to convert the Notes at a fixed price per share;

                               o The variable conversion feature, which allows the investor to convert the Notes at a specified percentage of the market price at the time of conversion;

                               o       The variable interest rate provision that
                                       calls for no  interest  to be paid if the
                                       stock  price   exceeds  a   predetermined
                                       amount for a given months;

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES           o       The  partial  call  option  feature  that
   CONTINUED                           allows  the  Company  to   minimize   the
                                       investors conversion rights by repaying a
                                       portion of the note when the sotck  price
                                       exceeds certain predetermined parameters;
                                       and

                               o The value of the warrants issued in conjunction with each funding.

                          The  initial  fair  value  assigned  to  the  embedded
                          derivatives  was  $4,169,000,  which  consisted of the
                          fair values of the  conversion-related  derivatives of
                          $2,588,000  and the  fair  value  of the  warrants  of
                          $1,582,000.  The Company recorded the first $2,500,000
                          of fair value of the  derivatives and warrants to debt
                          discount  (equal to the total proceeds  received as of
                          June 30,  2005),  which will be  amortized to interest
                          expense  over the  term of the  Notes.  The  remaining
                          balance  of   $1,669,000   was  recorded  as  loss  of
                          derivative  valuation  for the  period  ended June 30,
                          2005.

                          As of December  31, 2005,  the carrying  amount on the
                          Notes  was  $339,000,  net  of  the  unamortized  debt
                          discount of $1,699,000.  Interest expense on the Notes
                          totaled  $1,171,000  for the period ended December 31,
                          2005,  which  consisted  of  $462,000  related  to the
                          conversion  of a portion of the Notes into  66,880,000
                          shares of the Company's  common  stock,  in accordance
                          with EITF 00-27,  paragraph 21. The remaining $709,000
                          recorded as interest expense, consisted of $339,000 of
                          normal accretion of the Note discount, and $370,000 of
                          accrued  interest on the outstanding  Note balance for
                          the period. The fair value of the embedded derivatives
                          decreased to $195,000  during the year ended  December
                          31,  2005,  which  consists  of a  fair  value  of the
                          conversion-related  derivatives  of  $137,000  and the
                          fair   value  of  the   warrants   of   $58,000.   The
                          corresponding   decrease  in   derivative   value  was
                          reflected  as a gain on  derivative  valuation  on the
                          statements of operations in the amount of $3,975,000.

                          During   2006,   the  Company   entered  into  another
                          securities    purchase   agreement   in   the   amount
                          $1,000,000.  The  initial  fair value  assigned to the
                          embedded  derivatives  was  $541,000,  for this  Note,
                          which   consisted   of   the   fair   values   of  the
                          conversion-related  derivatives  of  $464,000  and the
                          fair value of the  warrants  of  $77,000.  The Company
                          recorded the $541,000 of fair value of the derivatives
                          and warrants to debt discount, which will be amortized
                          to interest expense over the term of the Notes.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      As of December  31, 2006,  the carrying  amount on the
   CONTINUED              Notes  was  $1,367,000,  net of the  unamortized  debt
                          discount of $1,288,000.  Interest expense on the Notes
                          totaled  $1,159,000  for the period ended December 31,
                          2006,  which  consisted  of  $383,000  related  to the
                          conversion of a portion of the Notes into  105,570,000
                          shares of the Company's  common  stock.  The remaining
                          $776,000  recorded as interest  expense,  consisted of
                          $569,000 of normal accretion of the Note discount, and
                          $207,000 of accrued  interest on the outstanding  Note
                          balance for the period. The fair value of the embedded
                          derivatives  decreased  by a total of $570,000  during
                          the year ended December 31, 2006,  which consists of a
                          decrease  in the fair value of the  conversion-related
                          derivatives  of  $485,000  and the  fair  value of the
                          warrants of $85,000. Accordingly, the Company recorded
                          a gain on  derivative  valuation  to the  statement of
                          operations of $570,000 for the year ended December 31,
                          2006.

                          During 2007, the Company  entered into four securities
                          purchase   agreements  in  the  aggregate   amount  of
                          $1,639,000.  The  initial  fair value  assigned to the
                          embedded  derivatives  was $466,000,  for these Notes,
                          which   consisted   of   the   fair   values   of  the
                          conversion-related  derivatives  of  $344,000  and the
                          fair value of the  warrants of  $122,000.  The Company
                          recorded $466,000 of fair value of the derivatives and
                          warrants to debt discount,  which will be amortized to
                          interest expense over the term of the Notes.

                          At December 31, 2007, the carrying amount on the Notes
                          was $3,039,000,  net of the unamortized  debt discount
                          of  $889,000.  Interest  expense on the Notes  totaled
                          $1,084,000  for the period  ended  December  31, 2007,
                          which consisted of $366,000  related to the conversion
                          of a portion of the Notes into  343,017,000  shares of
                          the  Company's  common stock.  The remaining  $718,000
                          recorded as interest expense, consisted of $499,000 on
                          normal accretion of the Note discount, and $219,000 of
                          accrued  interest on the outstanding  Note balance for
                          the period. The fair value of the embedded derivatives
                          decreased by a total of $418,000 during the year ended
                          December 31, 2007, which consists of a decrease in the
                          fair value of the  conversion-related  derivatives  of
                          $444,000  and  the  fair  value  of  the  warrants  of
                          $22,000.  Accordingly,  the Company recorded a gain on
                          derivative valuation to the statement of operations of
                          $418,000 for the year ended December 31, 2007.

                          The  market  price  of  the  Company's   common  stock
                          significantly  impacts the extent to which the Company
                          may be  required  or may be  permitted  to convert the
                          unrestricted and restricted  portion of the Notes into

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      shares of the Company's  common  stock.  The lower the
   CONTINUED              market  price  of the  Company's  common  stock at the
                          respective  times of  conversion,  the more shares the
                          Company  will need to issue to convert  the  principal
                          and interest  payments  then due on the Notes.  If the
                          market price of the company's common stock falls below
                          certain  thresholds,  the  Company  will be  unable to
                          convert any such  repayments of principal and interest
                          into  equity,  and the Company  will be forced to make
                          such  repayments  in cash.  The  Company's  operations
                          could be  materially  impacted,  in an adverse way, if
                          the Company is forced to make  repeated  cash payments
                          on the Notes.

9. STOCK OPTION PLAN      The Option Plan  provides  for the grant of  incentive
   AND WARRANTS           stock  options  and  non-qualified  stock  options  to
                          employees  and  directors  of the  Company.  Incentive
                          stock  options may be granted only to  employees.  The
                          Option Plan is  administered by the Board of Directors
                          or a  Compensation  Committee,  which  determines  the
                          terms of options granted including the exercise price,
                          the number of shares  subject to the  option,  and the
                          exercisability of the option.

                          The Company granted the following options and warrants to non-employees during the year ended December 31, 2006:

                               o       Options to  employees,  officers  and the
                                       board of directors to purchase  4,700,000
                                       shares  of  common  stock at an  exercise
                                       price ranging from $0.01 to $0.02.

                               o Warrants to purchase 8,000,000 shares of common stock at an exercise price of $0.10 per share in return for the sale of callable secure convertible notes.

                          The Company granted the following options and warrants to non-employees during the year ended December 31, 2007:

                               o       Warrants to purchase  4,000,000 shares of
                                       common  stock  at an  exercise  price  of
                                       $0.10 per share in return for the sale of
                                       callable   secure    convertible   notes,
                                       exercisable through April 26, 2012.

                               o Warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.005 per share in return for the sale of callable secure convertible notes, exercisable through June 11, 2012.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

9. STOCK OPTION PLAN           o       Warrants to purchase 15,000,000 shares of
   AND WARRANTS                        common  stock  at an  exercise  price  of
   CONTINUED                           $0.001  per share in return  for the sale
                                       of  callable  secure  convertible  notes,
                                       exercisable  through December 24, 2014.

                               o       Options to the  Company's  President  and
                                       Chief   Executive   Officer  to  purchase
                                       4,500,000  share  of  common  stock at an
                                       exercise  price  of  $0.01,   exercisable
                                       through July 1, 2010.

                          A schedule of the options and warrants is as follows:

                                                   NUMBER OF          EXERCISE
                                            -----------------------   PRICE PER
                                              OPTIONS     WARRANTS      SHARE
                                            ------------------------------------
                          Outstanding at
                            January 1, 2006   3,932,500  19,582,190  $0.10-12.98
                              Granted         4,700,000   8,000,000   0.01-0.10
                              Exercised               -           -           -
                              Expired          (225,000) (2,522,798)  0.50-7.50
                              Forfeited      (1,402,500)          -   0.10-2.75

                          Outstanding at
                            December 31,
                            2006              7,005,000  25,059,392   0.01-6.75
                            Granted           4,500,000  29,000,000  0.001-0.10
                            Exercised                 -           -           -
                            Expired                   -     (25,000)  0.15-0.15
                            Forfeited            (5,000)          -   0.10-0.10
                                            ------------------------------------
                          Outstanding at
                            December 31,
                            2007             11,500,000  54,034,392 $0.001-6.75
                                            ====================================

                          The following table summarizes information about stock options and warrants outstanding at December 31, 2007:

                                                    OUTSTANDING                    EXERCISABLE
                                       -----------------------------------   -----------------------
                                                     WEIGHTED
                                                     AVERAGE
                                                    REMAINING     WEIGHTED                 WEIGHTED
                            RANGE OF                CONTRACTUAL   AVERAGE                  AVERAGE
                            EXERCISE      NUMBER       LIFE       EXERCISE     NUMBER      EXERCISE
                             PRICES    OUTSTANDING    (YEARS)      PRICE     EXERCISABLE    PRICE
                          ------------------------------------------------   -----------------------

                          $0.001-0.75   64,459,392     0.31       $0.0036      2,759,339    $ 0.17
                            2.00-5.00    1,025,000     2.30          3.11      1,027,500      3.14
                            6.00-8.13       50,000     2.92          6.75         50,000      6.75
                                12.98            -        -         12.98              -     12.98
                          ------------------------------------------------   -----------------------

                          $0.001-12.98  65,534,392     0.34       $  0.06      3,836,839    $ 1.14
                          =================================================  =======================

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

9. STOCK OPTION           The  fair  value of each  option  and  warrant  grant,
     PLAN AND             outside of those granted in conjunction with the Notes
     WARRANTS             are   estimated   at  the  date  of  grant  using  the
     CONTINUED            Black-Scholes  option pricing model with the following
                          assumptions:

                                                             DECEMBER 31,
                                                      --------------------------
                                                             2007          2006
                                                      --------------------------
                            Expected dividend yield   $         -   $         -
                            Expected stock price
                              Volatility                210%-210%     216%-210%
                            Risk-free interest rate   4.14%-5.37%   4.30%-5.18%
                            Expected life of options    3-5 years     3-5 years

                          The  weighted  average  fair value of options  granted
                          during   2007   and   2006  are   $0.01   and   $0.01,
                          respectively.

10. GAIN ON SETTLEMENT    Due to the Company's  ongoing cash flow  difficulties,
    OF LIABILITIES        during 2007 and 2006 most vendors and  suppliers  were
                          contacted with attempts to negotiate  reduced payments
                          and  settlements of outstanding  accounts  payable and
                          accrued  expenses.   While  some  vendors  refused  to
                          negotiate and demanded  payment in full,  some vendors
                          were  willing  to  settle  for a reduced  amount.  The
                          accounts payable forgiven by vendors and suppliers and
                          accrued expenses settled resulted in a gain of $91,000
                          and $34,000 in 2007 and 2006, respectively.

11. RELATED PARTY         A law  firm,  of which  the  chairman  of the board of
    TRANSACTIONS          directors  of  the  Company  is  a  shareholder,   has
                          rendered  legal  services to the Company.  The Company
                          paid this firm  $156,000 and  $148,000,  for the years
                          ended December 31, 2007 and 2006, respectively.  As of
                          December 31, 2007, the Company owed this firm $46,000,
                          which is included in accounts payable.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

12.  SUPPLEMENTAL         During the year ended December 31, 2007, the Company:
     FLOW CASH
     INFORMATION               o       Incurred paid obligation of approximately
                                       $20,000  for the  settlement  of  accrued
                                       liabilities of approximately $111,000 and
                                       recorded a corresponding gain of $91,000.

                          Actual amounts paid for interest and income taxes are as follows:

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                      --------------------------
                                                             2007          2006
                                                      --------------------------

                          Interest                    $    11,000   $     7,000
                                                      ==========================

                          Income taxes                $         -   $         -
                                                      ==========================

13. EXPORT SALES          In  accordance   with  Paragraph  38(a)  of  SFAS  131
                          "Disclosures  about  Segments  of  an  Enterprise  and
                          Related  Information,"  The company has the  following
                          information  regarding revenues to external customers.
                          Revenues are attributed to countries based on location
                          of customer.

                          Total sales include export sales by major geographic area as follows:

--------------------------------------------------------------------------------

                                                                PARADIGM MEDICAL INDUSTRIES, INC.
                                                                    NOTES TO FINANCIAL STATEMENTS
                                                                                        CONTINUED
-------------------------------------------------------------------------------------------------

13.  EXPORT SALES                                                    Years Ended December 31,
     CONTINUED                                                 ----------------------------------
                          GEOGRAPHIC AREA                           2007                2006
                                                               ----------------------------------

                          EUROPE:
                          Belgium                              $            -      $          650
                          Bulgaria                                     28,400               4,900
                          France                                       34,224               6,250
                          Germany                                           -               7,200
                          Greece                                       11,750              75,455
                          Italy                                        38,040              17,725
                          Poland                                       37,000              12,650
                          Russia                                      204,540             158,620
                          Spain                                         7,200              32,550
                          Turkey                                      102,940              57,750
                          United Kingdom                              255,717             293,240
                                                               --------------      --------------
                                     SUB TOTAL                        719,811             666,340
                                                               --------------      --------------

                          FAR EAST:
                          Bangladesh                           $          560      $       29,850
                          China                                        91,600              74,544
                          India                                        16,800               63300
                          Pakistan                                      8,200                   -
                          South Korea                                  42,500             175,656
                          Taiwan                                       32,650              31,050
                          Thailand                                          -              32,250
                          Vietnam                                      80,600                   -
                                                               --------------      --------------
                                     SUB TOTAL                        272,910             406,650
                                                               --------------      --------------

                          MIDDLE EAST:
                          Egypt                                $        9,540      $       27,200
                          Israel                                        2,800               2,150
                          Jordan                                            -               5,100
                          Saudi Arabia                                 65,700              33,950
                          UAE                                          10,600                   -
                                     SUB TOTAL                         88,640              68,400

                          NORTH AMERICA:
                          Canada                           $           44,750  $           99,402
                          Mexico                                            -               6,800
                          USA                                         636,879              894758
                                                               --------------      --------------
                                     SUB TOTAL                        681,629           1,000,960
                                                               --------------      --------------


-------------------------------------------------------------------------------------------------
                                                                                             F-44


                                                                PARADIGM MEDICAL INDUSTRIES, INC.
                                                                    NOTES TO FINANCIAL STATEMENTS
                                                                                        CONTINUED
-------------------------------------------------------------------------------------------------

13.  EXPORT SALES
     CONTINUED            CENTRAL, SOUTH AMERICA,
                          AND CARIBBEAN:
                          Argentina                        $           21,915 $                 -
                          Brazil                                       36,698               9,500
                          El Salvador                                   8,749              12,650
                          Guatemala                                         -               8,300
                          Honduras                                          -               5,150
                          Puerto Rico                                  26,798              10,825
                          Venezuela                                    14,850                   -
                          Colombia                                          -               5,900
                                                               --------------      --------------
                                     SUB TOTAL                        109,010              52,325
                                                               --------------      --------------

                                                               --------------      --------------
                                       TOTAL              $         1,872,000  $        2,195,000
                                                               --------------      --------------





-------------------------------------------------------------------------------------------------
                                                                                             F-45


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

13.  EXPORT SALES
     CONTINUED            --------------------- ------------------------------------------- -------------- --------------
                          PRODUCT               MODEL                                               2,006          2,007
                          --------------------- ------------------------------------------- -------------- --------------

                          Humphrey Systems:      P55 & A/Pachymeter (P55), A/B Scan (P37)        (314,227)      (548,902)
                          MEDA Systems           P2000, P2200, P2500, P2700, P3700                     14%            29%

                          Dicon diagnostic:      Perimeter and corneal topographer               (855,800)      (388,179)
                                                 LD, TKS, CT                                           39%            21%

                          UBM biomicroscope:                                                     (546,793)      (512,644)
                                                 P40, P45, P60                                         25%            27%

                          Blood Flow Analyzer:                                                   (210,929)      (256,511)
                                                 BFA                                                   10%            14%

                                                                                            -----------------------------
                                                    SUB-TOTAL                                  (1,927,748)    (1,706,236)
                                                                                            -----------------------------
                                                                                                        1              1
                          Cataract removal sales (Precisionist and SIStem)                          5,856              -
                                                 PHO, SIS (Surgical)                                    0%             0%

                          Service, parts, disposables, and other                                 (273,577)      (165,318)
                                                                                                       12%             9%

                                                                                            -----------------------------
                                                    TOTAL YTD SALES                            (2,195,469)    (1,871,554)
                                                                                            =============================
                                                                                                      100%           100%

14. SAVINGS PLAN          In November  1996,  the Company  established  a 401(k)
                          Retirement Savings Plan for the Company's officers and
                          employees.  The Plan  provisions  include  eligibility
                          after six  months of  service,  a three  year  vesting
                          provision    and    nondiscriminatory    no   matching
                          contributions  at this time.  During  the years  ended
                          December  31,  2007  and  2006,  the  Company  made no
                          contributions to the Plan.

15. COMMITMENTS           AGREEMENTS
    AND                   On June 12, 2006, the Company entered into a Worldwide
    CONTINGENCIES         OEM  Agreement  with MEDA Co.,  Ltd.,  one of  China's
                          leading   developers   and   producers  of  ultrasound
                          devices. Under the terms of the agreement, MEDA agrees
                          to  jointly  engineer,  develop  and  manufacture  the

--------------------------------------------------------------------------------
                                                                            F-46


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

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

                          The agreement provides that the Company and MEDA agree
                          to jointly  develop and collaborate in the improvement
                          and enhancement of the Company's  products and, in the
                          interest  of  product  development,   enhancement  and
                          differentiation,  MEDA agrees to give consideration to
                          potential  software  development or enhancements  made
                          available to the Company for its  products.  Moreover,
                          in the interest of product improvement, MEDA agrees to
                          collaborate   with  the  Company  and  its  designated
                          engineers,  employees and  consultants to consider and
                          potentially  implement  jointly  or  individually  the
                          development of product  Contingencies  enhancements to
                          the Company's products to be manufactured by MEDA.

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

--------------------------------------------------------------------------------
                                                                            F-47


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

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

                          The agreement  shall be effective for three years from
                          date of execution.  At the end of the three year term,
                          representatives of the Company and MEDA will confer to
                          determine whether to extend the term of the agreement.
                          This will have a  practical  effect of  extending  the
                          term of the agreement  for an additional  120 days. If
                          mutual   agreement  for  extending  the  term  of  the
                          Contingencies agreement is not reached within 120 days
                          after the end of the three year Continued  term,  then
                          the agreement will be deemed terminated.  However,  if
                          within  the 120  day  period,  the  Company  and  MEDA
                          mutually  agree to extend  the term of the  agreement,
                          then   thereafter   either  party  may  terminate  the
                          agreement by providing at least twelve  months'  prior
                          written  notice to the other  party.  All  outstanding
                          orders at the time of  notification  will be  supplied
                          under  the  terms  of the  agreement,  and  MEDA  will
                          continue to fulfill all orders from the Company  until
                          the twelve month notice period has expired.

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

--------------------------------------------------------------------------------
                                                                            F-48


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

15. COMMITMENTS           abnormalities  within  the eye) and the P37-II (a more
    AND                   advanced  AB/Scan  used  to  provide  portability  for
    CONTINGENCIES         ophthalmology  veterinary  applications)  and  the P50
    CONTINUED             Ultrasound Biomicroscope for high frequency imaging of
                          the anterior chamber of the eye.

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

--------------------------------------------------------------------------------
                                                                            F-49


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

15. COMMITMENTS           LEGAL PROCEEDINGS
    AND                   On  December  27,  2007,  the Company  entered  into a
    CONTINGENCIES         settlement  agreement  with Larry  Hicks to settle the
    CONTINUED             lawsuit  Mr.  Hicks  brought  against  the Company for
                          payments  due under a  consulting  agreement  with the
                          Company  (Third  Judicial  District  Court,  Salt Lake
                          County, State of Utah, Civil No. 030922220). Under the
                          terms of the agreement,  the Company agrees to pay Mr.
                          Hicks a total of  $20,000,  of which  $10,000 has been
                          paid.  The remaining  amount owing of $10,000 is to be
                          paid in quarterly installments of $2,500 each prior to
                          the end of the next four  consecutive  quarters,  with
                          the next payment due on or before June 30, 2008.

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

                          An  action  was filed on June 20,  2003,  in the Third

--------------------------------------------------------------------------------
                                                                            F-50


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

15. COMMITMENTS           Judicial  District Court,  Salt Lake County,  State of
    AND                   Utah (Civil No. 030914195) by CitiCorp Vendor Finance,
    CONTINGENCIES         Inc.,  formerly  known as Copelco  Capital,  Inc.  The
    CONTINUED             complaint claims that $49,626 plus interest is due for
                          the leasing of three copy machines that were delivered
                          to the Company's Salt Lake City facilities on or about
                          April  of  2000.  The  action  also  seeks an award of
                          attorney's  fees and costs incurred in the collection.
                          The Company filed an answer to the complaint disputing
                          the amounts allegedly owed due to machine problems and
                          a claimed  understanding  with the vendor. The Company
                          returned two of the machines.  The Company was engaged
                          in settlement  discussions with CitiCorp until counsel
                          for CitiCorp  withdrew from the case.  New counsel for
                          CitiCorp was appointed.  After an initial meeting with
                          new counsel,  the Company provided initial disclosures
                          to the new counsel.

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

--------------------------------------------------------------------------------
                                                                            F-51


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

15. COMMITMENTS           tender  offer  shall be made and  consummated  for the
    AND                   ownership   of  more   than   25%  of  the   Company's
    CONTINGENCIES         outstanding  shares;  (ii) the Company shall be merged
    CONTINUED             or  consolidated  with another  corporation  and, as a
                          result, less than 25% of the outstanding common shares
                          of the  surviving  corporation  shall  be owned in the
                          aggregate by the Company's former shareholders, as the
                          same  shall  have  listed  prior  to  such  merger  or
                          consolidation;  (iii) the  Company  shall  sell all or
                          substantially all of its assets to another corporation
                          that is not a wholly owned  subsidiary  or  affiliate;
                          (iv) as a result  of any  contested  election  for the
                          Board of Directors,  or any tender or exchange  offer,
                          merger of business  combination or sale of assets, the
                          persons who were  directors of the Company before such
                          a transaction  shall cease to constitute a majority of
                          the Board of Directors;  or (v) a person other than an
                          officer or director of the Company  shall acquire more
                          than 20% of the outstanding  shares of common stock of
                          the Company.

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

--------------------------------------------------------------------------------
                                                                            F-52


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

15. COMMITMENTS           In addition,  the board resolutions  provided that the
    AND                   Company  was  to  issue  to  Mr.  Hemmer  warrants  to
    CONTINGENCIES         purchase  125,000  shares of common stock at $2.63 per
    CONTINUED             share,  exercisable  for a period of five  years,  and
                          warrants to purchase  75,000 shares of common stock at
                          $7.50  per  share,  exercisable  for a period  of five
                          years,  but such  warrants were not to be issued until
                          Mr.  Hemmer  exercised all of the warrants to purchase
                          125,000 common shares at $2.63 per share.  The Company
                          has paid a total of  $87,500 to Mr.  Hemmer  under the
                          consulting agreement.

                          On May 30, 2006, the Company entered into an agreement with Mr. Hemmer in which he acknowledged that the Company owed him a total of $12,500 for past services he rendered to the Company, including as a consultant, and the Company agreed to pay him the sum of $12,500 in twelve monthly installments of $1,000 each and a final monthly payment of $500. The Company has paid
                          $7,000 to Mr. Hemmer under this agreement, as of December 31, 2007.

16. RECENT                RECENT ACCOUNTING PRONOUNCEMENTS
    ACCOUNTING            In September 2006, the Financial  Accounting Standards
    PRONOUNCE-            Board  issued   Statement   of  Financial   Accounting
    MENTS                 Standards No. 158, "Employers'  Accounting for Defined
                          Benefit  Pension and Other  Postretirement  Plans,  an
                          amendment of FASB Statements No. 87, 88, 106 and 132R"
                          ("SFAS 158"). SFAS 158 requires employers that sponsor
                          defined  benefit pension and  postretirement  plans to
                          recognize previously unrecognized actuarial losses and
                          prior  service  costs in the  statement  of  financial
                          position  and to  recognize  future  changes  in these
                          amounts  in the year in which  changes  occur  through
                          comprehensive  income.  As a result,  the statement of
                          financial position will reflect funded status of those
                          plans  as  an  asset   or   liability.   Additionally,
                          employers are required to measure the funded status of
                          a plan as of the date of their year-end  statements of
                          financial position and provide additional disclosures.
                          SFAS 158 is effective for financial  statements issued
                          for fiscal years  ending  after  December 15, 2006 for
                          companies whose  securities are publicly  traded.  The
                          Company  does not expect the  adoption  of SFAS 158 to
                          have a significant effect on its financial position or
                          results of operation.

                          In September 2006, the Financial  Accounting Standards

--------------------------------------------------------------------------------
                                                                            F-53


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

16. RECENT                Board  issued   Statement   of  Financial   Accounting
    ACCOUNTING            Standards No. 157,  "Fair Value  Measurements"  ("SFAS
    PRONOUNCE-            157"),   which  defines  fair  value,   establishes  a
    MENTS                 framework  for  measuring   fair  value  in  generally
    CONTINUED             accepted accounting  principles ("GAAP"),  and expands
                          disclosures  about  fair  value  measurements.   Where
                          applicable,  SFAS 157 simplifies and codifies  related
                          guidance within GAAP and does not require any new fair
                          value   measurements.   SFAS  157  is  effective   for
                          financial statements issued for fiscal years beginning
                          after  November 15, 2007,  and interim  periods within
                          those fiscal years.  Earlier  adoption is  encouraged.
                          The Company  does not expect the  adoption of SFAS 157
                          to have a significant effect on its financial position
                          or results of operation.

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

--------------------------------------------------------------------------------
                                                                            F-54


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

16. RECENT                recognized servicing assets and servicing  liabilities
    ACCOUNTING            to  be   initially   measured   at  fair   value,   if
    PRONOUNCE-            practicable,  and  permits an entity to choose  either
    MENTS                 the  amortization  or fair value method for subsequent
    CONTINUED             measurement  of each  class of  servicing  assets  and
                          liabilities.  The statement  further  permits,  at its
                          initial  adoption,  a  one-time   reclassification  of
                          available-for-sale securities to trading securities by
                          entities with  recognized  servicing  rights,  without
                          calling   into   question   the   treatment  of  other
                          available-for-sale    securities    under    Financial
                          Accounting Standards Board Statement No. 115, provided
                          that the available-for-sale  securities are identified
                          in some manner as offsetting the entity's  exposure to
                          changes in fair value of servicing assets or servicing
                          liabilities  that a  services  elects to  subsequently
                          measure   at  fair   value   and   requires   separate
                          presentation   of  servicing   assets  and   servicing
                          liabilities subsequently measured at fair value in the
                          statement   of  financial   position  and   additional
                          disclosures  for all separately  recognized  servicing
                          assets  and   servicing   liabilities.   SFAS  156  is
                          effective for fiscal  Continued  years beginning after
                          September 15, 2006,  with early adoption  permitted as
                          of  the   beginning   of  an  entity's   fiscal  year.
                          Management believes the adoption of SFAS 156 will have
                          no  immediate   impact  on  the  Company's   financial
                          condition or results of operations.

                          In February 2006, the Financial  Accounting  Standards
                          Board  issued   Statement   of  Financial   Accounting
                          Standards  No. 155,  "Accounting  for  Certain  Hybrid
                          Financial   Instruments   -  an   amendment   of  FASB
                          Statements  No.  133 and  140"  ("SFAS  155"),  to (a)
                          permit  fair  value   re-measurement  for  any  hybrid
                          financial   instrument   that   contains  an  embedded
                          derivative that otherwise  would require  bifurcation,
                          (b)   clarify    which    interest-only    strip   and
                          principal-only   strip   are   not   subject   to  the
                          requirements   of  Statement   133,  (c)  establish  a
                          requirement  to  evaluate   interests  in  securitized
                          financial  assets  to  identify   interests  that  are
                          freestanding  derivatives or that are hybrid financial
                          instruments   that  contain  an  embedded   derivative
                          requiring bifurcation, (d) clarify that concentrations
                          of credit  risk in the form of  subordination  are not
                          embedded  derivatives,  and (e) amend Statement 140 to
                          eliminate  the  prohibition  on a  qualifying  special
                          purpose  entity from  holding a  derivative  financial
                          instrument  that  pertains  to a  beneficial  interest
                          other than another  derivative  financial  instrument.
                          This  statement is effective for financial  statements
                          for fiscal years  beginning  after September 15, 2006.
                          Earlier  adoption of SFAS 155 is  permitted  as of the
                          beginning  of an entity's  fiscal  year,  provided the

--------------------------------------------------------------------------------
                                                                            F-55


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

16. RECENT                entity has not yet issued any financial statements for
    ACCOUNTING            that fiscal year.  Management  believes  SFAS 155 will
    PRONOUNCE-            have no  impact  on the  financial  statements  of the
    MENTS                 Company once adopted.
    CONTINUED
                          In December 2007, the Financial  Accounting  Standards
                          Board  ("FASB")  issued  SFAS  No.  141(R),  "Business
                          Combinations" ("SFAS 141R"). SFAS 141R establishes the
                          principles  and   requirements  for  how  an  acquirer
                          recognizes  and measures in its  financial  statements
                          the  identifiable  assets  acquired,  the  liabilities
                          assumed, any noncontrolling  interest in the acquiree,
                          and the goodwill acquired.  SFAS 141R also establishes
                          disclosure  requirements  to enable the  evaluation of
                          the  nature  and  financial  effects  of the  business
                          combination.  SFAS 141R is effective for us on January
                          1, 2009, and is not expected to have a material effect
                          on our consolidated financial statements.  In December
                          2007,  the FASB issued  SFAS No. 160,  "Noncontrolling
                          Interests in  Consolidated  Financial  Statements,  an
                          amendment  of ARB No. 51 ("SFAS  160").  SFAS 160 will
                          change the  accounting  and reporting for minority 16.
                          Recent  interests,  which will be  recharacterized  as
                          noncontrolling  interests and Accounting classified as
                          a component of equity.  This new consolidation  method
                          will  Pronounce-  significantly  change the accounting
                          for transactions with minority interest ments holders.
                          SFAS 160 is effective  for us on January 1, 2009,  and
                          is not Continued expected to have a material effect on
                          our consolidated financial statements.

                          In  February  2007,  the FASB issued SFAS No. 159 "The
                          Fair Value Option for  Financial  Assets and Financial
                          Liabilities,  including an amendment of FASB Statement
                          No. 115" ("SFAS 159").  SFAS 159 permits  companies to
                          choose  to  measure  many  financial  instruments  and
                          certain  other  items  at  fair  value  that  are  not
                          currently  required to be measured at fair value,  and
                          establishes  presentation and disclosure  requirements
                          designed to facilitate  comparisons  between companies
                          that  choose  different  measurement   attributes  for
                          similar types of assets and  liabilities.  SFAS 159 is
                          effective  for  us on  January  1,  2008,  and  is not
                          expected to have a material effect on our consolidated
                          financial statements.

                          The   implementation   of  the   provisions  of  these
                          pronouncements  is not expected to have a  significant
                          effect  on  the   Company's   consolidated   financial
                          statement presentation.

--------------------------------------------------------------------------------
                                                                            F-56


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

17. SUBSEQUENT            SUBSEQUENT EVENTS
    EVENTS
                          On  January  16,  2008,  the  Company  entered  into a
                          consulting  agreement with Corcoran  Consulting Group,
                          which specializes in medical  reimbursement issues for
                          optometry and ophthalmology. The Company plans to work
                          with Corcoran  Consulting Group to create a new common
                          procedure   technology,   or  CPT  code  number,   for
                          reimbursement     purposes    for    physicians    and
                          practitioners  using the Blood Flow  Analyzer(TM).  In
                          addition,  the  Company  plans to work  with  Corcoran
                          Consulting  Group to offer  educational  seminars  for
                          physicians  and  practitioners  who purchase the Blood
                          Flow Analyzer(TM).

                          On  January  28,  2008,  the  Company  entered  into a
                          Distribution  Agreement with LACE  Elettronica  srl to
                          distribute    its   Glaid   device,    a   proprietary
                          electrophysiology  instrument for the early  detection
                          of  glaucoma  by  means  of  measuring   the  physical
                          condition of the retina's  ganglion  cells,  including
                          retinal  ganglion  cell  loss.  The Glaid  device  was
                          approved  by  the  FDA  in  2005  and  has   undergone
                          extensive  testing and clinical  studies in the United
                          States,  Canada and Italy,  including at Bascom Palmer
                          Eye Institute, University of California at San Diego's
                          Hamilton  Glaucoma Center,  and New York State College
                          of Optometry

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

--------------------------------------------------------------------------------
                                                                            F-57


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

17. SUBSEQUENT            agreement  for  continuation  of the  agreement is not
    EVENTS                reached within 120 days thereafter, the agreement will
    CONTINUED             be deemed terminated.  However,  if within the 120 day
                          period,   the  Company  and  LACE  mutually  agree  to
                          continue   the   agreement,   then  either  party  may
                          terminate  the  agreement  at any time  thereafter  by
                          providing at least twelve months' prior written notice
                          to the other party. All outstanding orders at the time
                          of  notification  will be supplied  under the terms of
                          the  agreement,  and LACE will continue to fulfill all
                          orders from the Company  until the twelve month notice
                          period has expired.

                          LACE also  agrees to provide a twelve  month  warranty
                          from the day of delivery on all Glaid devices supplied
                          to the Company.  If the defects cannot be corrected at
                          the  Company's  facilities  or at  the  facilities  of
                          trained Company repair centers, the products must then
                          be returned to LACE for  purposes of carrying out such
                          repairs  as  required,  and LACE  agrees to return the
                          repaired  products  to the  Company or its  designated
                          agent or distributor  within ten working days from the
                          date of  receiving  such  products,  at no cost to the
                          Company,  and LACE will pay return freight costs.  The
                          Company    additionally    agrees   to   arrange   for
                          installation  of the Glaid  device at no cost to LACE.
                          The Company  further  agrees to provide  Company brand
                          specific  labeling  to be applied to the LACE  devices
                          shipped directly to the Company's customers.





--------------------------------------------------------------------------------
                                                                            F-58


                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

18.  RESTATEMENT          We have restated our annual  financial  statements for
     AND                  the years ended  December  31, 2006 and 2005,  and our
     RECLASSIFICA-        quarterly  financial  statements for the quarter ended
     TION                 March 31,  June 30, and  September  30, 2007 and 2006,
                          respectively.  These  restatements have been performed
                          to  reflect  issues  identified  during  a  regulatory
                          review of our financial  statements  associated with a
                          filing  with  the  SEC.  Management  and the  board of
                          directors  concluded these restatements were necessary
                          to reflect the changes described below.

                              o         We      erroneously      treated     the
                                        conversion-related    derivatives    and
                                        warrants  associated  with the Company's
                                        Callable Secured  Convertible  Notes for
                                        the years ended December 31, 2005,  2006
                                        and 2007. The correct presentation is as
                                        a liability adjusted for changes in fair
                                        value,   at  each  balance  sheet  date,
                                        through the statements of operations, as
                                        provided  by SFAS No.  133,  "Accounting
                                        for Derivative  Instruments  and Hedging
                                        Activities."

                              o         We   have   also    expanded    footnote
                                        disclosures  and  added  disclosures  to
                                        help clarify the amounts recorded in the
                                        financial statements of the Company.

                          A summary of the effects of these changes is as follows:




--------------------------------------------------------------------------------
                                                                            F-59


                                                                                     PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                         NOTES TO FINANCIAL STATEMENTS
                                                                                                             CONTINUED
----------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                          BALANCE SHEET                             AS PREVIOUSLY
                        DECEMBER 31, 2005                              REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $       66,000    $       66,000    $            -
   Receivables, net                                                       401,000           401,000                 -
   Inventories, net                                                       853,000           853,000                 -
Prepaid and other assets                                                   11,000            11,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,331,000         1,331,000                 -

Property and equipment, net                                                32,000            32,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    1,702,000    $    1,702,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      459,000    $      459,000    $            -
   Accrued liabilities                                                    704,000           704,000                 -
   Current portion of capital lease obligations                            14,000            14,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,177,000         1,177,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,699,000                2,038,000           339,000        (1,699,000)
   Derivative liabilities                                                       -           195,000           195,000
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             2,038,000           534,000        (1,504,000)
                                                                   ---------------   ---------------   ---------------
Total liabilities                                                       3,215,000         1,711,000        (1,504,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized,
   613,447 shares issued and outstanding (aggregate liquidation
   preference of $496,000)                                                  1,000             1,000                 -
Common stock, $.001 par value, 250,000,000 shares authorized,
   96,389,295 shares issued and outstanding                                96,000            96,000                 -
Additional paid-in capital                                             60,586,000        58,086,000        (2,500,000)
Accumulated deficit                                                   (62,196,000)      (58,192,000)        4,004,000
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (1,513,000)           (9,000)        1,504,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    1,702,000    $    1,702,000    $            -
                                                                   ===============   ===============   ===============

a   To properly record convertible debenture
b   To properly record derivative liabilities
c   To reclassify additional paid-in capital
d   To reclassify derivative accumulated deficit

----------------------------------------------------------------------------------------------------------------------
                                                                                                                  F-60


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
               TWELVE MONTHS ENDED DECEMBER 31, 2005                   REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $    2,201,000    $    2,201,000    $            -
Cost of sales                                                           1,599,000         1,599,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              602,000           602,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                       (1,298,000)       (1,298,000)                -
      Marketing and selling                                              (641,000)         (641,000)                -
      Research and development                                           (855,000)         (855,000)                -
      Gain on settlement of liabilities                                    12,000            12,000                 -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                               (2,782,000)       (2,782,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                         (2,180,000)       (2,180,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income                                                         16,000            16,000                 -
      Other expenses                                                   (2,870,000)                -         2,870,000 a
      Interest expense-Accetion of debt discount                                -          (801,000)         (801,000)b
      Gain and loss on derivative valuation                                     -         3,974,000         3,974,000 c
      Initial fair value of derivative and warrant                              -        (1,669,000)       (1,669,000)d
      Interest expense                                                    (15,000)         (385,000)         (370,000)e
      Impairment of intangible assets                                    (340,000)         (340,000)                -
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (3,209,000)          795,000         4,004,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (5,389,000)       (1,385,000)        4,004,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (5,389,000)   $   (1,385,000)   $    4,004,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.13)   $        (0.03)   $         0.11
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.13)   $        (0.03)   $         0.10
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                 42,033,000        42,033,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                               42,942,000        42,942,000                 -
                                                                   ===============   ===============   ===============

a To reclassify other expense of benefitial convertion feature b To propertly record Interest expense-Accetion of debt discount c To properly record Gain and loss on derivative valuation d To properly record Initial value fair value of derivative and warrant e To reclassify interest expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-61


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF CASH FLOWS                       AS PREVIOUSLY
                        DECEMBER 31, 2005                              REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $   (5,389,000)   $   (1,385,000)   $    4,004,000 a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                    77,000            77,000                 -
          Issuance of common stock for satisfaction of penalty             53,000            53,000                 -
          Issuance of common stock for services                            23,000            23,000                 -
          Change in fair value of derivative liabilities                        -        (2,305,000)       (2,305,000)b
          Beneficial conversion interest                                2,009,000           801,000        (1,208,000)c
          Issuance of stock  options and warrants for services            491,000                 -          (491,000)d
          Provision for losses on receivables                              (1,000)           (1,000)                -
          Provision for losses on inventory                               (61,000)          (61,000)                -
          Impairment of Intangibles and investments                       340,000           340,000                 -
          (Gain) loss on settlement of liabilities                        (12,000)          (12,000)                -
(Increase) decrease in:
          Accounts Receivables                                            257,000           257,000                 -
          Inventories                                                     (72,000)          (72,000)                -
          Prepaid and other assets                                         56,000            56,000                 -
Increase (decrease) in:
          Accounts payable                                               (291,000)         (291,000)                -
          Accrued liabilities                                            (148,000)         (148,000)                -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                  (2,668,000)       (2,668,000)                -
                                                                   ---------------   ---------------   ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             -                 -                 -
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on notes payable and long-term debt          (47,000)          (47,000)                -
          Proceeds from issuance of common stock                          150,000           150,000                 -
          Proceeds from issuance of convertible notes                   2,500,000         2,500,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     2,603,000         2,603,000                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                        (65,000)          (65,000)                -

Cash, beginning of year                                                   131,000           131,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF YEAR                                                  $       66,000    $       66,000    $            -
                                                                   ===============   ===============   ===============

a  To reclassify net loss
b To propertly record Change in fair value of derivative liabilities c To reclassify Beneficial conversion interest d To reclassigy Issuance of stock options and warrants for services

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-62


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                          BALANCE SHEET                             AS PREVIOUSLY
                         MARCH 31, 2006                                REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $      400,000    $      400,000    $            -
   Receivables, net                                                       319,000           319,000                 -
   Inventories, net                                                       820,000           820,000                 -
Prepaid and other assets                                                   61,000            61,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,600,000         1,600,000                 -

Property and equipment, net                                                21,000            21,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    1,960,000    $    1,960,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      432,000    $      432,000    $            -
   Accrued liabilities                                                    732,000           732,000                 -
   Current portion of capital lease obligations                             5,000             5,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,169,000         1,169,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,741,000                2,343,000           602,000        (1,741,000)a
   Derivative liabilities                                                       -           816,000           816,000 b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             2,343,000         1,418,000          (925,000)
                                                                   ===============   ===============   ===============
Total liabilities                                                       3,512,000         2,587,000          (925,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock authorized:
   5,000,000 shares, $0.001  par value                                      1,000             1,000                 -
Common stock authorized:
   250,000,000 shares, $.001 par value, 160,800,324 shares
   issued and outstanding at March 31, 2006                               161,000           161,000                 -
Additional paid-in capital                                             61,238,000        58,238,000        (3,000,000)c
Accumulated deficit                                                   (62,952,000)      (59,027,000)        3,925,000 d
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (1,552,000)         (627,000)          925,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    1,960,000    $    1,960,000    $            -
                                                                   ===============   ===============   ===============

a To properly record convertible debenture b To properly record derivative liabilities c To reclassify additional paid-in capital d To reclassify derivative accumulated deficit

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-63


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
                THREE MONTHS ENDED MARCH 31, 2006                      REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $      463,000    $      463,000    $            -
Cost of sales                                                             222,000           222,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              241,000           241,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (250,000)         (250,000)                -
      Marketing and selling                                               (78,000)          (78,000)                -
      Research and development                                           (124,000)         (124,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (452,000)         (452,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (211,000)         (211,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income                                                          2,000             2,000                 -
      Other expenses                                                     (544,000)                -           544,000 a
      Interest expense-Accetion of debt discount                                -          (349,000)         (349,000)b
      Gain and loss on derivative valuation                                     -          (230,000)         (230,000)c
      Interest expense                                                     (3,000)          (47,000)          (44,000)d
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                             (545,000)         (624,000)          (79,000)
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                          (756,000)         (835,000)          (79,000)
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $     (756,000)   $     (835,000)   $      (79,000)
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $        (0.01)   $           (0)
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $        (0.01)   $           (0)
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                124,647,000       124,647,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              124,647,000       124,647,000                 -
                                                                   ===============   ===============   ===============

a To reclassify other expense of benefitial convertion feature b To propertly record Interest expense-Accetion of debt discount c To properly record Gain and loss on derivative valuation d To properly record Initial value fair value of derivative and warrant e To reclassify interest expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-64


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF CASH FLOWS                       AS PREVIOUSLY
                           MARCH 31, 2006                              REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $     (756,000)   $     (835,000)   $      (79,000)a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                    16,000            16,000                 -
          Stock option valuation                                           23,000            23,000                 -
          Change in fair value of derivative liabilities                        -           230,000           230,000 b
          Beneficial conversion interest                                  482,000           349,000          (133,000)c
          Issuance of stock  options and warrants for services             18,000                 -           (18,000)d
          Provision for losses on receivables                               1,000             1,000                 -
          Provision for losses on inventory                                25,000            25,000                 -
(Increase) decrease in:
          Accounts Receivables                                             80,000            80,000                 -
          Inventories                                                       8,000             8,000                 -
          Prepaid and other assets                                        (50,000)          (50,000)                -
Increase (decrease) in:
          Accounts payable                                                (27,000)          (27,000)                -
          Accrued liabilities                                              28,000            28,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                    (152,000)         (152,000)                -

                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of property and equipment                            (5,000)           (5,000)                -
                                                                   ---------------   ---------------   ---------------
Net cash provided by (used in) investing activities                        (5,000)           (5,000)                -
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on notes payable and long-term debt           (9,000)           (9,000)                -
          Proceeds from issuance of convertible notes                     500,000           500,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       491,000           491,000                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                        334,000           334,000                 -

Cash, beginning of period                                                  66,000            66,000                 -
                                                                   ---------------   ---------------   ---------------

Cash, end of period                                                $      400,000    $      400,000    $            -
                                                                   ===============   ===============   ===============

Supplemental disclosure of cash flow information:
          Cash paid for interest                                   $        1,000    $        1,000
                                                                   ---------------   ---------------
          Cash paid for income taxes                               $            -    $            -
                                                                   ---------------   ---------------

a  To reclassify net loos
b To propertly record Change in fair value of derivative liabilities c To reclassify Beneficial conversion interest d To reclassigy Issuance of stock options and warrants for services

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-65


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                          BALANCE SHEET                             AS PREVIOUSLY
                          JUNE 30, 2006                                REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $      591,000    $      591,000    $            -
   Receivables, net                                                       486,000           486,000                 -
   Inventories, net                                                       786,000           786,000                 -
Prepaid and other assets                                                   49,000            49,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,912,000         1,912,000                 -

Property and equipment, net                                                24,000            24,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    2,275,000    $    2,275,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      390,000    $      390,000    $            -
   Accrued liabilities                                                    848,000           848,000                 -
   Current portion of capital lease obligations                             1,000             1,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,239,000         1,239,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,579,000                2,670,000         1,091,000        (1,579,000) a
   Derivative liabilities                                                       -           440,000           440,000  b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             2,670,000         1,531,000        (1,139,000)
                                                                   ---------------   ---------------   ---------------
Total liabilities                                                       3,909,000         2,770,000        (1,139,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock authorized:
   5,000,000 shares, $0.001  par value                                      1,000             1,000                 -
Common stock authorized:
   250,000,000 shares, $.001 par value, 196,956,828 shares
   issued and outstanding at June 30, 2006                                197,000           197,000                 -
Additional paid-in capital                                             61,873,000        58,373,000        (3,500,000)a
Accumulated deficit                                                   (63,705,000)      (59,066,000)        4,639,000 b
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (1,634,000)         (495,000)        1,139,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    2,275,000    $    2,275,000    $            -
                                                                   ===============   ===============   ===============

a To properly record convertible debenture b To properly record derivative liabilities c To reclassify additional paid-in capital d To reclassify derivative accumulated deficit

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-66


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
                 THREE MONTHS ENDED JUNE 30, 2006                      REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $      718,000    $      718,000    $            -
Cost of sales                                                             416,000           416,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              302,000           302,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (263,000)         (263,000)                -
      Marketing and selling                                              (108,000)         (108,000)                -
      Research and development                                           (132,000)         (132,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (503,000)         (503,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (201,000)         (201,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other expenses (Financing cost)                                    (553,000)                -           553,000 a
      Interest expense-Accetion of debt discount                                -          (312,000)         (312,000)b
      Gain and loss on derivative valuation                                     -           526,000           526,000 c
      Interest expense                                                     (1,000)          (54,000)          (53,000)d
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                             (554,000)          160,000           714,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                          (755,000)          (41,000)          714,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $     (755,000)   $      (41,000)   $      714,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.00)   $        (0.00)   $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.00)   $        (0.00)   $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                175,402,000       175,402,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              175,402,000       175,402,000                 -
                                                                   ===============   ===============   ===============

a To reclassify other expense of benefitial convertion feature b To propertly record Interest expense-Accetion of debt discount c To properly record Gain and loss on derivative valuation d To properly record Initial value fair value of derivative and warrant e To reclassify interest expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-67


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
                  SIX MONTHS ENDED JUNE 30, 2006                       REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $    1,182,000    $    1,182,000    $            -
Cost of sales                                                             638,000           638,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              544,000           544,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (514,000)         (514,000)                -
      Marketing and selling                                              (185,000)         (185,000)                -
      Research and development                                           (257,000)         (257,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (956,000)         (956,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (412,000)         (412,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income                                                          2,000             2,000                 -
      Other expenses (Financing cost)                                  (1,097,000)                -         1,097,000 a
      Interest expense-Accetion of debt discount                                -          (661,000)         (661,000)b
      Gain and loss on derivative valuation                                     -           296,000           296,000 c
      Interest expense                                                     (4,000)         (101,000)          (97,000)d
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (1,099,000)         (464,000)          635,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (1,511,000)         (876,000)          635,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (1,511,000)   $     (876,000)   $      635,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $        (0.01)   $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $        (0.01)   $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                150,164,000       150,164,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              150,164,000       150,164,000                 -
                                                                   ===============   ===============   ===============

a To reclassify other expense of benefitial convertion feature b To propertly record Interest expense-Accetion of debt discount c To properly record Gain and loss on derivative valuation d To properly record Initial value fair value of derivative and warrant e To reclassify interest expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-68


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF CASH FLOWS                       AS PREVIOUSLY
                           JUNE 30, 2006                               REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $   (1,511,000)   $     (876,000)   $      635,000 a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                    24,000            24,000                 -
          Stock option valuation                                           23,000            23,000                 -
          Change in fair value of derivative liabilities                        -          (296,000)         (296,000)b
          Beneficial conversion interest                                  964,000           661,000          (303,000)c
          Issuance of stock  options and warrants for services             36,000                 -           (36,000)d
          Provision for losses on receivables                               1,000             1,000                 -
(Increase) decrease in:
          Accounts Receivables                                            (86,000)          (86,000)                -
          Inventories                                                      67,000            67,000                 -
          Prepaid and other assets                                        (38,000)          (38,000)                -
Increase (decrease) in:
          Accounts payable                                                (69,000)          (69,000)                -
          Accrued liabilities                                             144,000           144,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                    (445,000)         (445,000)                -

                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of property and equipment                           (16,000)          (16,000)                -
                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (16,000)          (16,000)                -
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on notes payable and long-term debt          (14,000)          (14,000)                -
          Proceeds from issuance of convertible notes                   1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       986,000           986,000                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                        525,000           525,000                 -

Cash, beginning of period                                                  66,000            66,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF PERIOD                                                $      591,000    $      591,000    $            -
                                                                   ===============   ===============   ===============

Supplemental disclosure of cash flow information:
          Cash paid for interest                                   $        2,000    $        2,000
                                                                   ---------------   ---------------
          Cash paid for income taxes                               $            -    $            -
                                                                   ---------------   ---------------

a  To reclassify net loos
b To propertly record Change in fair value of derivative liabilities c To reclassify Beneficial conversion interest d To reclassigy Issuance of stock options and warrants for services

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-69


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                          BALANCE SHEET                             AS PREVIOUSLY
                       SEPTEMBER 30, 2006                              REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $      267,000    $      267,000    $            -
   Receivables, net                                                       292,000           292,000                 -
   Inventories, net                                                       873,000           873,000                 -
Prepaid and other assets                                                   57,000            57,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,489,000         1,489,000                 -

Property and equipment, net                                                24,000            24,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    1,852,000    $    1,852,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      336,000    $      336,000    $            -
   Accrued liabilities                                                    793,000           793,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,129,000         1,129,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,431,000                2,660,000         1,229,000        (1,431,000)a
   Derivative liabilities                                                       -           383,000           383,000 b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             2,660,000         1,612,000        (1,048,000)
                                                                   ===============   ===============   ===============
Total liabilities                                                       3,789,000         2,741,000        (1,048,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock authorized:
   5,000,000 shares, $0.001  par value                                      1,000             1,000                 -
Common stock authorized:
   800,000,000 shares, $.001 par value, 199,956,828 shares
   issued and outstanding at September 30, 2006                           200,000           200,000                 -
Additional paid-in capital                                             61,881,000        58,381,000        (3,500,000)c
Accumulated deficit                                                   (64,019,000)      (59,471,000)        4,548,000 d
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (1,937,000)         (889,000)        1,048,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    1,852,000    $    1,852,000    $            -
                                                                   ===============   ===============   ===============

a To properly record convertible debenture b To properly record derivative liabilities c To reclassify additional paid-in capital d To reclassify derivative accumulated deficit

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-70


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
              THREE MONTHS ENDED SEPTEMBER 30, 2006                    REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $      418,000    $      418,000    $            -
Cost of sales                                                             203,000           203,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              215,000           215,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (258,000)         (258,000)                -
      Marketing and selling                                              (123,000)         (123,000)                -
      Research and development                                           (130,000)         (130,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (511,000)         (511,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (296,000)         (296,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income (interest)                                               5,000             5,000                 -
      Other expenses (Financing cost)                                     (54,000)                -            54,000 a
      Interest expense-Accetion of debt discount                                -          (148,000)         (148,000)b
      Gain and loss on derivative valuation                                     -            58,000            58,000 c
      Interest expense                                                     (3,000)          (57,000)          (54,000)d
      Gain on sale of investment                                           33,000            33,000                 -
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                              (19,000)         (109,000)          (90,000)
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                          (315,000)         (405,000)          (90,000)
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $     (315,000)   $     (405,000)   $      (90,000)
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.00)   $        (0.00)   $           (0)
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.00)   $        (0.00)   $           (0)
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                198,546,000       198,546,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              198,546,000       198,546,000                 -
                                                                   ===============   ===============   ===============

a To reclassify other expense of benefitial convertion feature b To propertly record Interest expense-Accetion of debt discount c To properly record Gain and loss on derivative valuation d To properly record Initial value fair value of derivative and warrant e To reclassify interest expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-71


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
               NINE MONTHS ENDED SEPTEMBER 30, 2006                    REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $    1,600,000    $    1,600,000    $            -
Cost of sales                                                             841,000           841,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              759,000           759,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (772,000)         (772,000)                -
      Marketing and selling                                              (307,000)         (307,000)                -
      Research and development                                           (388,000)         (388,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                               (1,467,000)       (1,467,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (708,000)         (708,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income (interest)                                               5,000             5,000                 -
      Other expenses (Financing cost)                                  (1,152,000)                -         1,152,000 a
      Interest expense-Accetion of debt discount                                -          (809,000)         (809,000)b
      Gain and loss on derivative valuation                                     -           353,000           353,000 c
      Interest expense                                                     (7,000)         (159,000)         (152,000)d
      Gain on sale of investment                                           36,000            36,000                 -
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (1,118,000)         (574,000)          544,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (1,826,000)       (1,282,000)          544,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (1,826,000)   $   (1,282,000)   $      544,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $        (0.01)   $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $        (0.01)   $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                166,459,000       166,459,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              166,459,000       166,459,000                 -
                                                                   ===============   ===============   ===============

a To reclassify other expense of benefitial convertion feature b To propertly record Interest expense-Accetion of debt discount c To properly record Gain and loss on derivative valuation d To properly record Initial value fair value of derivative and warrant e To reclassify interest expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-72


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF CASH FLOWS                       AS PREVIOUSLY
                         SEPTEMBER 30, 2006                            REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $   (1,826,000)   $   (1,282,000)   $      544,000 a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                    28,000            28,000                 -
          Stock option valuation                                           23,000            23,000                 -
          Change in fair value of derivative liabilities                        -          (353,000)         (353,000)b
          Beneficial conversion interest                                  964,000           809,000          (155,000)c
          Issuance of stock  options and warrants for services             36,000                 -           (36,000)d
          Provision for losses on receivables                              (5,000)           (5,000)                -
          Provision for losses on inventory                               (24,000)          (24,000)                -
(Increase) decrease in:
          Accounts Receivables                                            114,000           114,000                 -
          Inventories                                                       4,000             4,000                 -
          Prepaid and other assets                                        (46,000)          (46,000)                -
Increase (decrease) in:
          Accounts payable                                               (123,000)         (123,000)                -
          Accrued liabilities                                              89,000            89,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                    (766,000)         (766,000)                -

                                                                   ---------------   ---------------   ---------------
Cash flows from investing activities:
          Acquisition of property and equipment                           (19,000)          (19,000)                -
                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (19,000)          (19,000)                -
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on notes payable and long-term debt          (14,000)          (14,000)                -
          Proceeds from issuance of convertible notes                   1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       986,000           986,000                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                        201,000           201,000                 -

Cash, beginning of period                                                  66,000            66,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF PERIOD                                                $      267,000    $      267,000    $            -
                                                                   ===============   ===============   ===============

Supplemental disclosure of cash flow information:
          Cash paid for interest                                   $        4,000    $        4,000
                                                                   ---------------   ---------------
          Cash paid for income taxes                               $            -    $            -
                                                                   ---------------   ---------------

a  To reclassify net loos
b To propertly record Change in fair value of derivative liabilities c To reclassify Beneficial conversion interest d To reclassigy Issuance of stock options and warrants for services

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-73


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                          BALANCE SHEET                             AS PREVIOUSLY
                        DECEMBER 31, 2006                              REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $      206,000    $      206,000    $            -
   Receivables, net                                                       410,000           410,000                 -
   Inventories, net                                                       945,000           945,000                 -
Prepaid and other assets                                                   11,000            11,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,572,000         1,572,000                 -

Property and equipment, net                                                21,000            21,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    1,932,000    $    1,932,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      400,000    $      400,000    $            -
   Accrued liabilities                                                    802,000           802,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,202,000         1,202,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,288,000                2,655,000         1,367,000        (1,288,000)a
   Derivative liabilities                                                       -           166,000           166,000 b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             2,655,000         1,533,000        (1,122,000)
                                                                   ===============   ===============   ===============
Total liabilities                                                       3,857,000         2,735,000        (1,122,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized,
   612,697 shares issued and outstanding (aggregate
   liquidation preference of $456,000)                                      1,000             1,000                 -
Common stock, $.001 par value, 250,000,000 shares authorized,
   201,956,394 shares issued and outstanding                              202,000           202,000                 -
Additional paid-in capital                                             61,884,000        58,384,000        (3,500,000)c
Accumulated deficit                                                   (64,012,000)      (59,390,000)        4,622,000 d
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (1,925,000)         (803,000)        1,122,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    1,932,000    $    1,932,000    $            -
                                                                   ===============   ===============   ===============

a To properly record convertible debenture b To properly record derivative liabilities c To reclassify additional paid-in capital d To reclassify derivative accumulated deficit

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-74


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
              TWELVE MONTHS ENDED DECEMBER 31, 2006                    REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $    2,195,000    $    2,195,000    $            -
Cost of sales                                                           1,277,000         1,277,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              918,000           918,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (792,000)         (792,000)                -
      Professional fees-related party                                    (187,000)         (187,000)
      Marketing and selling                                              (434,000)         (434,000)                -
      Research and development                                           (250,000)         (250,000)                -
      Gain on settlement of liabilities                                    34,000            34,000                 -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                               (1,629,000)       (1,629,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (711,000)         (711,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income                                                        109,000           109,000                 -
      Other expenses                                                   (1,207,000)                -         1,207,000 a
      Interest expense-Accetion of debt discount                                -          (952,000)         (952,000)b
      Gain and loss on derivative valuation                                     -           570,000           570,000 c
      Interest expense                                                     (7,000)         (214,000)         (207,000)d
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (1,105,000)         (487,000)          618,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (1,816,000)       (1,198,000)          618,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (1,816,000)   $   (1,198,000)   $      618,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $        (0.01)   $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $        (0.01)   $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                175,034,000        175,034,000                -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              175,034,000        175,034,000                -
                                                                   ===============   ===============   ===============

a To reclassify other expense of benefitial convertion feature b To propertly record Interest expense-Accetion of debt discount c To properly record Gain and loss on derivative valuation d To properly record Initial value fair value of derivative and warrant e To reclassify interest expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-75


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF CASH FLOWS                       AS PREVIOUSLY
                         DECEMBER 31, 2006                             REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Cash flows from operating activities:
Net income (loss)                                                  $   (1,816,000)   $   (1,198,000)   $      618,000 a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                    31,000            31,000                 -
          Stock option valuation                                           23,000            23,000                 -
          Change in fair value of derivative liabilities                        -          (570,000)         (570,000)b
          Beneficial conversion interest                                  964,000           952,000           (12,000)c
          Issuance of stock  options and warrants for services             36,000                 -           (36,000)d
          Provision for losses on receivables                             (28,000)          (28,000)                -
          Provision for losses on inventory                               (37,000)          (37,000)                -
          (Gain) loss on settlement of liabilities                        (34,000)          (34,000)                -
(Increase) decrease in:
          Accounts Receivables                                             19,000            19,000                 -
          Inventories                                                     (55,000)          (55,000)                -
Increase (decrease) in:
          Accounts payable                                                (30,000)          (30,000)                -
          Accrued liabilities                                              99,000            99,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                    (828,000)         (828,000)                -

                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of property and equipment                           (20,000)          (20,000)                -
                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (20,000)          (20,000)                -
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on notes payable and long-term debt          (12,000)          (12,000)                -
          Proceeds from issuance of convertible notes                   1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       988,000           988,000                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                        140,000           140,000                 -

Cash, beginning of year                                                    66,000            66,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF YEAR                                                  $      206,000    $      206,000    $            -
                                                                   ===============   ===============   ===============

a  To reclassify net loos
b To propertly record Change in fair value of derivative liabilities c To reclassify Beneficial conversion interest d To reclassigy Issuance of stock options and warrants for services

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-76


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                          BALANCE SHEET                             AS PREVIOUSLY
                          MARCH 31, 2007                               REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $       66,000    $       66,000    $            -
   Receivables, net                                                       471,000           471,000                 -
   Inventories, net                                                       841,000           841,000                 -
Prepaid and other assets                                                   38,000            38,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,416,000         1,416,000                 -

Property and equipment, net                                                19,000            19,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    1,774,000    $    1,774,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      411,000    $      411,000    $            -
   Accrued liabilities                                                    882,000           882,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,293,000         1,293,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,148,000                2,653,000         1,505,000        (1,148,000)a
   Derivative liabilities                                                       -         1,181,000         1,181,000 b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             2,653,000         2,686,000            33,000
                                                                   ===============   ===============   ===============
Total liabilities                                                       3,946,000         3,979,000            33,000
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock authorized:
   5,000,000 shares, $0.001  par value                                      1,000             1,000                 -
Common stock authorized:
   800,000,000 shares, $.001 par value, 203,986,625 shares
   issued and outstanding at March 31, 2007                               204,000           204,000                 -
Additional paid-in capital                                             61,883,000        58,383,000        (3,500,000)
Accumulated deficit                                                   (64,260,000)      (60,793,000)        3,467,000
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (2,172,000)       (2,205,000)          (33,000)
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    1,774,000    $    1,774,000    $            -
                                                                   ===============   ===============   ===============

a To properly record convertible debenture b To properly record derivative liabilities c To reclassify additional paid-in capital d To reclassify derivative accumulated deficit

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-77


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                 STATEMENTS OF OPERATIONS THREE                     AS PREVIOUSLY
                  MONTHS ENDED MARCH 31, 2007                          REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $      397,000    $      397,000    $            -
Cost of sales                                                             225,000           225,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              172,000           172,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (189,000)         (189,000)                -
      Marketing and selling                                              (115,000)         (115,000)                -
      Research and development                                            (64,000)          (64,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (368,000)         (368,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (196,000)         (196,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income                                                          1,000             1,000                 -
      Other expenses                                                      (52,000)                -            52,000 a
      Interest expense-Accetion of debt discount                                -          (139,000)         (139,000)b
      Gain and loss on derivative valuation                                     -         1,015,000         1,015,000 c
      Interest expense                                                     (1,000)          (53,000)          (52,000)d
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                              (52,000)          824,000           876,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                          (248,000)          628,000           876,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $     (248,000)   $      628,000    $      876,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.00)   $         0.00    $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.00)   $         0.00    $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                203,306,000       203,306,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              203,306,000       203,306,000                 -
                                                                   ===============   ===============   ===============

a To reclassify other expense of benefitial convertion feature b To propertly record Interest expense-Accetion of debt discount c To properly record Gain and loss on derivative valuation d To properly record Initial value fair value of derivative and warrant e To reclassify interest expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-78


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                    STATEMENTS OF CASH FLOWS                        AS PREVIOUSLY
                        MARCH 31, 2007                                 REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $     (248,000)   $   (1,401,000)   $   (1,153,000)a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                     2,000             2,000                 -
          Beneficial conversion interest                                        -         1,014,000         1,014,000 c
          Issuance of stock  options and warrants for services                  -           139,000           139,000 d
          Provision for losses on receivables                             (10,000)          (10,000)                -
(Increase) decrease in:
          Accounts Receivables                                            (51,000)          (51,000)                -
          Inventories                                                     104,000           104,000                 -
          Prepaid and other assets                                        (27,000)          (27,000)                -
Increase (decrease) in:
          Accounts payable                                                 11,000            11,000                 -
          Accrued liabilities                                              79,000            79,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                    (140,000)         (140,000)                -

                                                                   ---------------   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             -                 -                 -
                                                                   ---------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                       (140,000)         (140,000)                -

Cash, beginning of period                                                 206,000           206,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF PERIOD                                                $       66,000    $       66,000    $            -
                                                                   ===============   ===============   ===============

Supplemental disclosure of cash flow information:
          Cash paid for interest                                   $        1,000    $        1,000
                                                                   ---------------   ---------------
          Cash paid for income taxes                               $            -    $            -
                                                                   ---------------   ---------------
a  To reclassify net loos
b  To propertly record Change in fair value of derivative liabilities
c  To reclassify  Beneficial conversion interest
d  To reclassigy Issuance of stock  options and warrants for services

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-79


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                        BALANCE SHEET                               AS PREVIOUSLY
                        JUNE 30, 2007                                  REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $      486,000    $      486,000    $            -
   Receivables, net                                                       388,000           388,000                 -
   Inventories, net                                                     1,002,000         1,002,000                 -
Prepaid and other assets                                                   90,000            90,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,966,000         1,966,000                 -

Property and equipment, net                                                18,000            18,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    2,323,000    $    2,323,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      332,000    $      332,000    $            -
   Accrued liabilities                                                  1,011,000         1,011,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,343,000         1,343,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,355,000                3,589,000         2,234,000        (1,355,000)a
   Derivative liabilities                                                       -           832,000           832,000 b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             3,589,000         3,066,000          (523,000)
                                                                   ===============   ===============   ===============
Total liabilities                                                       4,932,000         4,409,000          (523,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock authorized:
   5,000,000 shares, $0.001  par value                                      1,000             1,000                 -
Common stock authorized:
   800,000,000 shares, $.001 par value, 216,989,225 shares
   issued and outstanding at June 30, 2007                                217,000           217,000                 -
Additional paid-in capital                                             62,935,000        58,435,000        (4,500,000)c
Accumulated deficit                                                   (65,762,000)      (60,739,000)        5,023,000 d
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (2,609,000)       (2,086,000)          523,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    2,323,000    $    2,323,000    $            -
                                                                   ===============   ===============   ===============

a To properly record convertible debenture b To properly record derivative liabilities c To reclassify additional paid-in capital d To reclassify derivative accumulated deficit

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-80


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
              STATEMENTS OF OPERATIONS THREE MONTHS                 AS PREVIOUSLY
                      ENDED JUNE 30, 2007                              REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $      260,000    $      260,000    $            -
Cost of sales                                                             149,000           149,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              111,000           111,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (309,000)         (309,000)                -
      Marketing and selling                                              (159,000)         (159,000)                -
      Research and development                                           (126,000)         (126,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (594,000)         (594,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (483,000)         (483,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income (interest)                                               3,000             3,000                 -
      Other expenses                                                   (1,062,000)                -         1,062,000 a
      Interest expense-Accetion of debt discount                                -          (197,000)         (197,000)b
      Gain and loss on derivative valuation                                     -           752,000           752,000 c
      Interest expense                                                     (1,000)          (63,000)          (62,000)d
      Gain on sale of investment                                           41,000            41,000                 -
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (1,019,000)          536,000         1,555,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (1,502,000)           53,000         1,555,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (1,502,000)   $       53,000    $    1,555,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $         0.00    $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $         0.00    $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                206,228,000       206,228,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              206,228,000       206,228,000                 -
                                                                   ===============   ===============   ===============

a To reclassify other expense of benefitial convertion feature b To propertly record Interest expense-Accetion of debt discount c To properly record Gain and loss on derivative valuation d To properly record Initial value fair value of derivative and warrant e To reclassify interest expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-81


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
               STATEMENTS OF OPERATIONS SIX MONTHS                  AS PREVIOUSLY
                      ENDED JUNE 30, 2007                              REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $      656,000    $      656,000    $            -
Cost of sales                                                             375,000           375,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              281,000           281,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (496,000)         (496,000)                -
      Marketing and selling                                              (273,000)         (273,000)                -
      Research and development                                           (190,000)         (190,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (959,000)         (959,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (678,000)         (678,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income (interest)                                               5,000             5,000                 -
      Other expenses                                                   (1,115,000)                -         1,115,000 a
      Interest expense-Accetion of debt discount                                -          (337,000)         (337,000)b
      Gain and loss on derivative valuation                                     -          (262,000)         (262,000)c
      Interest expense                                                     (1,000)         (116,000)         (115,000)d
      Gain on sale of investment                                           41,000            41,000                 -
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (1,070,000)         (669,000)          401,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (1,748,000)       (1,347,000)          401,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (1,748,000)   $   (1,347,000)   $      401,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $        (0.01)   $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $        (0.01)   $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                204,775,000       204,775,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              204,775,000       204,775,000                 -
                                                                   ===============   ===============   ===============

a To reclassify other expense of benefitial convertion feature b To propertly record Interest expense-Accetion of debt discount c To properly record Gain and loss on derivative valuation d To properly record Initial value fair value of derivative and warrant e To reclassify interest expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-82


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                   STATEMENTS OF CASH FLOWS                         AS PREVIOUSLY
                        JUNE 30, 2007                                  REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $   (1,748,000)   $   (1,346,000)   $      402,000 a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                     3,000             3,000                 -
          Change in fair value of derivative liabilities                        -           262,000           262,000 b
          Beneficial conversion interest                                  939,000           336,000          (603,000)c
          Issuance of stock  options and warrants for services             61,000                 -           (61,000)d
          Provision for losses on inventory                               (22,000)          (22,000)                -
(Increase) decrease in:
          Accounts Receivables                                             44,000            44,000                 -
          Inventories                                                     (57,000)          (57,000)                -
          Prepaid and other assets                                        (79,000)          (79,000)                -
Increase (decrease) in:
          Accounts payable                                                (69,000)          (69,000)                -
          Accrued liabilities                                             208,000           208,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                    (720,000)         (720,000)                -

                                                                   ---------------   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             -                 -                 -
                                                                   ---------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of convertible notes                   1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                        280,000           280,000                 -

Cash, beginning of period                                                 206,000           206,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF PERIOD                                                $      486,000    $      486,000    $            -
                                                                   ===============   ===============   ===============
Supplemental disclosure of cash flow information:
          Cash paid for interest                                   $        1,000    $        1,000
                                                                   ---------------   ---------------
          Cash paid for income taxes                               $            -    $            -
                                                                   ---------------   ---------------

a  To reclassify net loos
b To propertly record Change in fair value of derivative liabilities c To reclassify Beneficial conversion interest d To reclassigy Issuance of stock options and warrants for services

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-83


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                         BALANCE SHEET                              AS PREVIOUSLY
                      SEPTEMBER 30, 2007                               REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $      129,000    $      129,000    $            -
   Receivables, net                                                       515,000           515,000                 -
   Inventories, net                                                     1,095,000         1,095,000                 -
Prepaid and other assets                                                   73,000            73,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,812,000         1,812,000                 -

Property and equipment, net                                                17,000            17,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    2,168,000    $    2,168,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      347,000    $      347,000    $            -
   Accrued liabilities                                                  1,075,000         1,075,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,422,000         1,422,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,099,000                3,455,000         2,355,000        (1,100,000)a
   Derivative liabilities                                                       -           228,000           228,000 b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             3,455,000         2,583,000          (872,000)
                                                                   ===============   ===============   ===============
Total liabilities                                                       4,877,000         4,005,000          (872,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock authorized:
   5,000,000 shares, $0.001  par value                                      1,000             1,000                 -
Common stock authorized:
   800,000,000 shares, $.001 par value, 281,085,819 shares
   issued and outstanding at September 30, 2007                           281,000           281,000                 -
Additional paid-in capital                                             63,005,000        58,505,000        (4,500,000)c
Accumulated deficit                                                   (65,996,000)      (60,624,000)        5,372,000 d
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (2,709,000)       (1,837,000)          872,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    2,168,000    $    2,168,000    $            -
                                                                   ===============   ===============   ===============

a To properly record convertible debenture b To properly record derivative liabilities c To reclassify additional paid-in capital d To reclassify derivative accumulated deficit

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-84


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
           STATEMENTS OF OPERATIONS THREE MONTHS ENDED              AS PREVIOUSLY
                      SEPTEMBER 30, 2007                               REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $      534,000    $      534,000    $            -
Cost of sales                                                             270,000           270,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              264,000           264,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (191,000)         (191,000)                -
      Marketing and selling                                              (168,000)         (168,000)                -
      Research and development                                            (71,000)          (71,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (430,000)         (430,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (166,000)         (166,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income (interest)                                               3,000             3,000                 -
      Other expenses (financing cost)                                     (70,000)                -            70,000 a
      Interest expense-Accetion of debt discount                                -          (255,000)         (255,000)b
      Gain and loss on derivative valuation                                     -           605,000           605,000 c
      Interest expense                                                     (1,000)          (71,000)          (70,000)d
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                              (68,000)          282,000           350,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                          (234,000)          116,000           350,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $     (234,000)   $      116,000    $      350,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.00)   $         0.00    $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.00)   $         0.00    $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                247,755,000       247,755,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              247,755,000       247,755,000                 -
                                                                   ===============   ===============   ===============

a   To reclassify other expense of benefitial convertion feature
b   To propertly record Interest expense-Accetion of debt discount
c   To properly record  Gain and loss on derivative valuation
d   To properly record Initial value fair value of derivative and warrant
e   To reclassify interest expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-85


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
           STATEMENTS OF OPERATIONS NINE MONTHS ENDED               AS PREVIOUSLY
                      SEPTEMBER 30, 2007                               REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $    1,190,000    $    1,190,000   $             -
Cost of sales                                                             645,000           645,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              545,000           545,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (688,000)         (688,000)                -
      Marketing and selling                                              (442,000)         (442,000)                -
      Research and development                                           (261,000)         (261,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                               (1,391,000)       (1,391,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (846,000)         (846,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income (interest)                                               8,000             8,000                 -
      Other expenses (financing cost)                                  (1,185,000)                -         1,185,000 a
      Interest expense-Accetion of debt discount                                -          (592,000)         (592,000)b
      Gain and loss on derivative valuation                                     -           342,000           342,000 c
      Interest expense                                                     (2,000)         (187,000)         (185,000)d
      Gain on sale of investment                                           41,000            41,000                 -
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (1,138,000)         (388,000)          750,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (1,984,000)       (1,234,000)          750,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (1,984,000)   $   (1,234,000)   $      750,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $        (0.01)   $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $        (0.01)   $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                219,259,000        219,259,000                -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              219,259,000        219,259,000                -
                                                                   ===============   ===============   ===============

a To reclassify other expense of benefitial convertion feature b To propertly record Interest expense-Accetion of debt discount c To properly record Gain and loss on derivative valuation d To properly record Initial value fair value of derivative and warrant e To reclassify interest expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-86


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                    STATEMENTS OF CASH FLOWS                        AS PREVIOUSLY
                      SEPTEMBER 30, 2007                               REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $   (1,984,000)   $   (1,233,000)   $      751,000 a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                     4,000             4,000                 -
          Change in fair value of derivative liabilities                        -          (343,000)         (343,000)b
          Beneficial conversion interest                                  939,000           592,000          (347,000)c
          Issuance of stock  options and warrants for services             61,000                 -           (61,000)d
          Provision for losses on inventory                               (22,000)          (22,000)                -
(Increase) decrease in:
          Accounts Receivables                                            (83,000)          (83,000)                -
          Inventories                                                    (150,000)         (150,000)                -
          Prepaid and other assets                                        (62,000)          (62,000)                -
Increase (decrease) in:
          Accounts payable                                                (54,000)          (54,000)                -
          Accrued liabilities                                             274,000           274,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                  (1,077,000)       (1,077,000)                -

                                                                   ---------------   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             -                 -                 -
                                                                   ---------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of convertible notes                   1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------
Net change in cash                                                        (77,000)          (77,000)                -

Cash, beginning of period                                                 206,000           206,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF PERIOD                                                $      129,000    $      129,000    $            -
                                                                   ===============   ===============   ===============

Supplemental disclosure of cash flow information:
          Cash paid for interest                                   $        2,000    $        2,000
                                                                   ---------------   ---------------
          Cash paid for income taxes                               $            -    $            -
                                                                   ---------------   ---------------

a   To reclassify net loos
b   To propertly record Change in fair value of derivative liabilities
c   To reclassify  Beneficial conversion interest
d   To reclassigy Issuance of stock  options and warrants for services

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-87

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