Form 10QSB
period 2008-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2008-06-20
CIK 916444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.

FORM 10-QSB

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2008

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___ to

Commission File Number: 0-28498

PARADIGM MEDICAL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0459536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2355 South 1070 West, Salt Lake City, Utah	84119
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (801) 977-8970

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes : No 9

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [    ]  No [ X ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	980,645,490
Title of Class	Number of Shares
Outstanding as of
May 15, 2008

PARADIGM MEDICAL INDUSTRIES, INC.
FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2008

ii

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED  CONSOLIDATED BALANCE SHEET
(UNAUDITED)
March 31, 2008
Assets

Current assets
Cash	$30,000
Receivables, net	429,000
Inventories, net	924,000
Prepaid and other assets	36,000
Total current assets	1,419,000

Property and equipment, net	14,000
Goodwill	339,000
Total assets	$1,772,000

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$416,000
Accrued liabilities	720,000
Total current liabilities	1,136,000

Convertible notes payable, net of debt discount of $679,000	3,137,000
Derivative liabilities	89,000
Total long-term liabilities	3,226,000
Total liabilities	4,362,000
Commitments and contingencies	-

Stockholders' (Deficit):
Preferred stock, authorized:
5,000,000 shares, $00l par value,
Series A
Authorized: 500,000 shares; issued and outstanding: 5,627 shares at March 31, 2008	-
Series B
Authorized: 500,000 shares; issued and outstanding: 8,986 shares at March 31, 2008	-
Series C
Authorized: 30,000 shares; issued and outstanding: zero shares at March 31, 2008	-
Series D
Authorized: 1,140,000 shares; issued and outstanding: 5,000 shares at March 31, 2008	-
Series E
Authorized: 50,000 shares; issued and outstanding: 250 shares at March 31, 2008	-
Series F
Authorized: 50,000 shares; issued and outstanding: 4,398.75 shares at March 31, 2008	-
Series G
Authorized: 2,000,000 shares; issued and outstanding: 588,235 shares at March 31, 2008	1,000
Common Stock, Authorized:
1,400,000,000 shares, $.001 par value; issued and outstanding: 798,877,490 at March 31, 2008	799,000
Additional paid-in capital	58,297,000
Accumulated deficit	(61,687,000)
Total stockholders' (Deficit)	(2,590,000)
Total liabilities and stockholders' (Deficit)	$1,772,000

The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Sales	$229,000	$397,000
Cost of Sales	142,000	225,000
Gross Profit	87,000	172,000
Operating Expenses:
General and administrative	(220,000)	(189,000)
Marketing and selling	(183,000)	(115,000)
Research and development	(88,000)	(64,000)
Total Operating Expenses	(493,000)	(368,000)
Operating Income (Loss)	(406,000)	(196,000)
Other Income and (Expenses):
Interest income	1,000	1,000
Interest expense - Accretion of debt discount	(210,000)	(139,000)
Gain (loss) on derivative valuation	126,000	1,014,000
Interest expense	(77,000)	(53,000)
Total Other Expenses	(160,000)	(1,206,000)
Income (loss) before provision for income taxes	(566,000)	(1,401,000)
Provision for income taxes	--	--
Net income (loss)	$(566,000)	$(1,401,000)
Earnings (loss) Per Common Share - Basic	$0.00	$0.00
Earnings (loss) Per Common Share - Diluted	$0.00	$0.00
Weighted Average Common Share - Basic	700,390,404	203,305,615
Weighted Average Common Share - Diluted	700,390,404	203,305,615

The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Income (loss)	$(566,000)	$(1,401,000)
Adjustment to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	2,000	2,000
Stock Option Valuation	7,000	-
Change in fair value of derivative liabilities	(126,000)	1,014,000
Beneficial Conversion Interest	210,000	139,000
Provision for losses on receivables	-	(10,000)
(Increase) decrease in:
Accounts Receivable	195,000	(51,000)
Inventories	(77,000)	104,000
Prepaid and other assets	(9,000)	(27,000)
Increase (Decrease) in:
Accounts Payable	(1,000)	11,000
Accrued Liabilities	74,000	79,000
Net Cash Used in Operating Activities	(291,000)	(140,000)

Cash Flow from Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities:
Net cash (used in) provided by financing activities	-	-

Net change in cash	(291,000)	(140,000)

Cash, beginning of period	321,000	206,000

Cash, end of period	$30,000	$66,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$-	$1,000
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions:
Conversion of notes payable	$112,168	$1,711

The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Financial Statement Presentation

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007.  The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Historically, the Company has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations, and the Company has incurred significant losses.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and/or obtain additional financing as may be required.  The Company is actively seeking options to obtain additional capital and financing.

In addition, the Company has taken significant steps to reduce costs and increase operating efficiencies.  Specifically, the Company has significantly reduced the use of consultants, which has resulted in a large decrease in expenses.  In addition, the Company has reduced the number of its direct sales representatives, which has resulted in less payroll, travel and other expenses.  Although these cost savings have significantly reduced the Company’s losses and ongoing cash flow needs, if the Company is unable to obtain equity or debt financing, it may be unable to continue development of its products and may be required to substantially curtail or cease operations.

Net Loss Per Share

Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 65,334,392 and 32,059,392 shares of common stock and preferred stock convertible into 612,497 and 858,688 shares of common stock, and outstanding commitments to issue shares underlying the convertible notes into 9,540,235,000 and 331,682,625 shares of common stock at March 31, 2008 and 2007, respectively, have not been included in loss periods because their inclusion would have been anti-dilutive.

The following table is a reconciliation of the basic earnings per share for the three month periods ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31,
	2008	2007
Basic weighted average shares outstanding	700,390,404	203,305,615
Net loss	(566,000)	(1,401,000)
Per share amount	$(0.00)	$(0.00)

Convertible Notes

April 27, 2005 Sale of $2,500,000 in Convertible Notes. To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in convertible notes and (ii) warrants to purchase 16,534,392 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors provided the Company with an aggregate of$2,500,000 as follows:

•	$850,000 was disbursed on April 27, 2005;
•
$800,000 was disbursed on June 23, 2005 after the Company filed a registration statement on June 22, 2005 to register the shares of common stock issuable upon conversion of the convertible notes and exercise of warrants; and

•	$850,000 was disbursed on June 30, 2005, the effective date of the registration statement.

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

•	$500,000 was disbursed on February 28, 2006;
•
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

•	$500,000 was disbursed on April 30, 2007, the day prior to the effective date of the registration statement on May 1,2007.

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

The convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $.02 per share. An event of default includes the failure by the Company to pay the principal or interest on the notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60`'day following the issue date of the notes.

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

The $500,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.10 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

The Company is required to register the shares of its common stock issuable upon the conversion of the convertible notes and the exercise of the warrants that were issued to the noteholders pursuant to the securities purchase agreement the Company entered in to on June 11, 2007. The registration statement must be filed with the Securities and Exchange Commission within 60 days of the June 11, 2007 closing date and the effectiveness of the registration is to be within 135days of such closing date. Penalties of 2% of the outstanding principal balance of the convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at the Company's option.

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

In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning December24, 2007 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro-rata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

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

The Notes include certain features that are considered embedded derivative financial instruments.  These features are described as follows:

•	The fixed conversion feature that allows the investor to convert the Notes at a fixed price per share;

•	The variable conversion feature that allows the investor to convert the Notes at a specified percentage of the market price at the time of conversion;

•	The variable interest rate provision that calls for no interest to be paid if the stock price exceeds a predetermined amount for a given number of months; and

•	The value of the warrants issued in conjunction with each funding.

The initial fair value assigned to the embedded derivatives and warrants was $4,169,000, which consisted of the fair value of the embedded derivatives of $2,588,000 and the fair value of the warrants of $1,582,000.  The Company recorded the first $2,500,000 of fair value of the derivatives and warrants to debt discount (equal to the total proceeds received as of June 30, 2005), which will be amortized to interest expense over the term of the Notes.  The remaining balance of $1,669,000 was recorded as loss of derivative valuation for the period ended June 30, 2005.

As of December 31, 2005, the carrying amount on the Notes was $339,000, net of the unamortized debt discount of $1,699,000.  Interest expense on the Notes totaled $1,171,000 for the period ended December 31, 2005, which consisted of $462,000 related to the conversion of a portion of the Notes into 66,880,000 shares of the Company's common stock.  The remaining $709,000 recorded as interest expense consisted of $339,000 of normal accretion of the Note discount and $370,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased to $195,000 during the year ended December 31, 2005, which consisted of a fair value of the embedded derivatives of $137,000 and the fair value of the warrants of $58,000.  The corresponding decrease in derivative value was reflected as a gain on derivative valuation on the statements of operations in the amount of $3,975,000.

During 2006, the Company entered into another securities purchase agreement in the amount $1,000,000.  The initial fair value assigned to the embedded derivatives and warrants was $541,000 for this Note, which consisted of the fair value of the embedded derivatives of $464,000 and the fair value of the warrants of $77,000.  The Company recorded the $541,000 of fair value of the derivatives and warrants to debt discount, which will be amortized to interest expense over the term of the Notes.

As of December 31, 2006, the carrying amount on the Notes was $1,367,000, net of the unamortized debt discount of $1,288,000.  Interest expense on the Notes totaled $1,159,000 for the period ended December 31, 2006, which consisted of $383,000 related to the conversion of a portion of the Notes into 105,570,000 shares of the Company's common stock.  The remaining $776,000 recorded as interest expense consisted of $569,000 of normal accretion of the Note discount and $207,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $570,000 during the year ended December 31, 2006, which consisted of a decrease in the fair value of the embedded derivatives of $485,000 and the fair value of the warrants of $85,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $570,000 for the year ended December 31, 2006.

During 2007, the Company entered into four securities purchase agreements in the aggregate amount of $1,639,000.  The initial fair value assigned to the embedded derivatives and warrants was $466,000 for these Notes, which consisted of the fair value of the embedded derivatives of $344,000 and the fair value of the warrants of $122,000.  The Company recorded $466,000 of fair value of the derivatives and warrants to debt discount, which will be amortized to interest expense over the term of the Notes.

At December 31, 2007, the carrying amount on the Notes was $3,039,000, net of the unamortized debt discount of $889,000.  Interest expense on the Notes totaled $1,084,000 for the period ended December 31, 2007, which consisted of $366,000 related to the conversion of a portion of the Notes into 343,017,000 shares of the Company's common stock.  The remaining $718,000 recorded as interest expense consisted of $499,000 on normal accretion of the Note discount and $219,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $418,000 during the year ended December 31, 2007, which consisted of a decrease in the fair value of the embedded derivatives of $444,000 and the fair value of the warrants of $22,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $418,000 for the year ended December 31, 2007.

At March 31, 2008, the carrying amount on the Notes was $3,816,000, net of the unamortized debt discount of $679,000.  Interest expense on the Notes totaled $287,000 for the period ended March 31, 2008, which consisted of $112,000 related to the conversion of a portion of the Notes into 253,893,183 shares of the Company's common stock.  The remaining $175,000 recorded as interest expense consisted of $98,000 on normal accretion of the Note discount and $77,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $126,000 during the quarter ended March 31, 2008, which consisted of a decrease in the fair value of the embedded derivatives of $90,000 and the fair value of the warrants of $36,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $126,000 for the quarter ended March 31, 2008.

The market price of the Company’s common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted and restricted portion of the Notes into shares of the Company's common stock. The lower the market price of the Company's common stock at the respective times of conversion, the more shares the Company will need to issue to convert the principal and interest payments then due on the Notes. If the market price of the Company's common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company's operations could be materially impacted, in an adverse way, if the Company is forced to make repeated cash payments on the Notes.

Simple Conversion Calculation

The number of shares of common stock issuable upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, and December 24, 2007 is determined by dividing that portion of the principal of the notes to be converted and interest, if any, by the conversion price. For example, assuming conversion of $3,816,094 principal amount of the convertible notes on March 31, 2008 (consisting of $5,139,010 in convertible notes that were sold to the four investors pursuant to securities purchase agreements dated April 27, 2005, February 28, 2006, June 11, 2007, and December 24, 2007, plus $389,010 in convertible notes issued on December 19, 2007 in payment of past due interest on the notes, less $1,322,916 in notes converted during the period from June 12,2005 to March 31, 2008) and a conversion price of $.001 per share with a 40% discount, the number of shares issuable upon conversion would be:

$3,816,094/$.001 x 60% = 6,360,157,000 shares.

The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, and December 24, 2007 is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,816,094 principal amount of the convertible notes (including accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of March 31, 2008 of $.001 with a 40% discount:

% Below Market	Price Per Share	With 40% Discount	Number of Shares Issuable	% of Outstanding Shares*
25% 50% 75%	$.00075 $.00050 $.00025	$.00045 $.00030 $.00015	8,480,209,000 12,720,313,000 25,440,626,000	1,061% 1,592% 3,185%

*Based on 798,877,490 shares outstanding.

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

Failure to Repay Convertible Notes May Require Company Operations to Cease

On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of convertible notes.  On February 28, 2006, the Company entered into another securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of convertible notes.  On June 11, 2007, and December 24, 2007, the Company entered into third and fourth securities purchase agreements for the sale of an aggregate of $750,000 principal amount of convertible notes.  On December 19, 2007, the Company issued an additional $389,010 in convertible notes as payment of past due interest owing on the outstanding convertible notes.  These convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of the Company's common stock.  The Company currently has $3,816,094 in convertible notes outstanding.  Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of the Company's property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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

Preferred Stock Conversions

Under the Company's Certificate of Incorporation, holders of the Company's Class A and Class B preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three months ended March 31, 2008 no shares of Series A preferred stock and no shares of Series B preferred stock were converted to the Company's common stock.

Holders of Series D preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended March 31, 2008 no shares of Series D preferred stock were converted to the Company's common stock.

Holders of Series E preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2008 no shares of Series E preferred stock were converted to the Company's common stock.

Holders of Series F preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2008, no shares of Series F preferred stock were converted to the Company's common stock.

Holders of Series G preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended March 31, 2008, no shares of Series G preferred stock were converted to shares of the Company's common stock.

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

Related Party Transactions

Payments for legal services to the firm of which the Company's Chairman of the Board is a partner were $30,000 and $-0- for the three months ended March 31, 2008 and 2007 respectively.

Accrued Expenses

Accrued expenses consist of the following at March 31, 2008:

Litigation reserve	$236,000
Consulting and services	15,000
Interest expense on notes payable	76,000
Payroll and employee benefits	47,000
Sales tax payable	20,000
Customer deposits	85,000
Accrued royalties	1,000
Warranty and return allowance	225,000
Other accrued expenses	15,000
Total	$720,000

Subsequent Events

At the Special Meeting of Shareholders held on April 14, 2008, the shareholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized shares of the Company's common stock from 800,000,000 shares to 1,400,000,000 shares.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

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

2.  Delivery and performance have occurred.  Unless the purchase order requires specific installation or customer acceptance, the Company recognizes revenue when the product ships. If the purchase order requires specific installation or customer acceptance, the Company recognizes revenue when such installation or acceptance has occurred.  Title to the product passes to its customer upon shipment.  This revenue recognition policy does not differ among its various different product lines. The Company guarantees the functionality of its product.  If its product does not function as marketed when received by the customer, the Company either makes the necessary repairs on site or has the product shipped to the Company for the repair work.  Once the product has been repaired and retested for functionality, it is re-shipped to the customer.  The Company provides warranties that generally extend for one year from the date of sale. Such warranties cover the necessary parts and labor to repair the product as well as any shipping costs that may be required. The Company maintains a reserve for estimated warranty costs based on its historical experience and management’s current expectations.

3.  The sales price is fixed or determinable. The purchase order received from the customer includes the agreed-upon sales price.  The Company does not accept customer orders, and therefore does not recognize revenue, until the sales price is fixed.

4.  Collectibility is reasonably assured.  With limited exceptions, the Company requires down payments on product prior to shipment. In some cases the Company requires payment in full prior to shipment.  The Company also performs credit checks on new customers and ongoing credit checks on existing customers.  The Company maintains an allowance for doubtful accounts receivable based on historical experience and management’s current expectations.

5.  Revenues for sales of products that require specific installation and acceptance by the customer are recognized upon such installation and acceptance by the customer. Revenues for sales of other surgical systems, ultrasound diagnostic devices, and disposable products are recognized when the product is shipped. A signed purchase agreement and a depositor payment in full from customers are required before a product leaves the premises. Title passes at time of shipment (F.O.B. shipping point). The products of the Company contain both hardware and software components. The Company does not recognize revenue for the software components of the products separate from the product as a whole because the software is incidental to the product, as defined in paragraph 2 of SOP 97-2.

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

Recoverability of Goodwill and Other Intangible Assets. The Company’s intangible assets consist of goodwill, product and technology rights, engineering and design costs, and patent costs.  Intangibles with a determined life are amortized on a straight-line basis over their determined useful life and are also evaluated for potential impairment if events or circumstances indicate that the carrying amount may not be recoverable.  Intangibles with an indefinite life, such as goodwill, are not amortized but are tested for impairment on an annual basis or when events and circumstances indicate that the asset may be impaired.  Impairment tests include comparing the fair value of a reporting unit with its carrying net book value, including goodwill.  To date, the Company’s determination of the fair value of the reporting unit has been based on the estimated future cash flows of that reporting unit.  Intangible assets other than goodwill have been fully amortized.

Allowance for Doubtful Accounts.  The Company records an allowance for doubtful accounts to offset estimated uncollectible accounts receivable. Bad debt expense associated with the increases in the allowance for doubtful accounts is recorded as part of general and administrative expense.  The Company’s accounting policy generally is to record an allowance for receivables over 90 days past due unless there is significant evidence to support that the receivable is collectible.

General

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, which involve risks and uncertainty. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this section. The Company’s fiscal year is from January 1 through December 31.

The Company is engaged in the design, development, manufacture and sale of high technology diagnostic and surgical eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow.  As seen in the results for the three months ended March 31, 2008, diagnostic products have been the major focus and the Photon™ and other extensive research  and development projects have been put on hold pending future evaluation when the Company's financial position improves.  The Company does not focus on a specific diagnostic product or products but, instead, on the entire diagnostic group.

Results of Operations

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Net sales for the three months ended March 31, 2008 decreased by $168,000, or 42%, to $229,000 as compared to $397,000 for the same period of 2007.  This reduction in sales was primarily due to decreased sales of the P40, P45 and P60 Ultrasound Biomicroscopes, the P37, P37II and P2700 Ocular Ultrasound A/B Scan Diagnostics, the P2000 A-Scan Biometric Ultrasound Analyzer, the P2200 and P2500 Pachymetric Analyzers, and the Blood Flow Analyzer™.

For the three months ended March 31, 2008, sales from the Company’s diagnostic products totaled $185,000, or 80% of total revenues, compared to $370,000, or 93% of total revenues for the same period of 2007. The remaining 20% of sales, or $44,000 during the three months ended March 31, 2008, was from parts, disposables, and service revenue.

Sales of the P60 UBM Ultrasound Biomicroscope decreased by $149,000 to $5,000, or 2% of total revenues, for the three months ended March 31, 2008, compared to $154,000, or 39% of total revenues, for the same period last year.  Sales of the Blood Flow Analyzer™ decreased by $27,000 to $3,000, or 1% of total revenues, for the three months ended March 31, 2008, compared to net sales of $30,000, or 8% of total revenues, during the same period in 2007.  Sales from the P37 and P37-II A/B Scan Ocular Ultrasound Diagnostic devices decreased by $50,000 to $41,000, or 18% of total revenues for the three months ended March 31, 2008, compared to $91,000, or 23% of total revenues, during the same period in 2007.  Sales of the P2200,and P2500 Pachymetric Analyzers, and the P2000 A-Scan Biometric Ultrasound Analyzer decreased by $19,000 to $7,000, or 3% of total revenues, for the three month period ended March 31, 2008, compared to $26,000, or 6% of total revenues, for the same period of 2007.  Combined sales of the LD 400 and TKS 5000 Autoperimetry Systems increased by $61,000 to $130,000, or 57% of the total revenues, for the three months ended March 31, 2008, compared to $69,000, or 17% of total revenues, for the same period of 2007.

Sales have been lower during the three months ended March 31, 2008 for the Company due to a variety of reasons.  Sales of the P60 UBM Ultrasound Biomicroscope were reduced primarily due to the introduction of new software for the P60, which received FDA 510(k) premarket approval on May 26, 2005 that allowed the device to be sold in the United States.  The hardware problems have since been resolved and the Company continues to work on improving the software package for the P60.

The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 UBM Ultrasound Biomicroscope, the Blood Flow Analyzer™, the LD400 Antoperimetry System, the P37-II Ocular Ultrasound A/B Scan Diagnostics, the 2200 and 2500 Pachymetric Analyzers, the P2000 A-Scan Biometric Ultrasound Analyzer, and the Lace Glaid through increased clinical awareness, increased product development, improved marketing plans and strategic product replacement, and ongoing development of the LD400 perimeter and the Lace Glaid.  The Blood Flow Analyzer™ is expected to have a new CPT reimbursement code for Medicare insurance providers issued during the latter part of 2008 or early 2009, reversing the downward sales trend experienced by the Blood Flow Analyzer™.

Gross profit for the three months ended March 31, 2008 decreased by 5% to 38% of total revenues, compared to 43% of total revenues for the same period in 2007.  This decrease in gross profit was mainly due to increased costs of parts and labor.  There was no increase to cost of sales as a result of a charge to the reserve for obsolete inventory in 2007.

Marketing and selling expenses increased by $68,000, or 59%, to $183,000, for the three months ended March 31, 2008, from $115,000 for the comparable period in 2007.  This increase was due primarily to an increase in domestic and international marketing expenses, training expenses, related travel expenses and additional staff associated with the introduction of the Lace Glaid.

General and administrative expenses increased by $31,000, or 16%, to $220,000 for the three months ended March 31, 2008, from $189,000 for the comparable period in 2007.  This increase was primarily due to an increase in salaries, primarily to merit increases of existing employees, as well as the addition of staff necessary for the introduction of the Lace Glaid.

Also, during the three months ended March 31, 2008, the Company has not been able to collect receivables that were previously allowed in the allowance for doubtful accounts.  During the three months ended March 31, 2008, the Company has not increased the allowance for doubtful accounts.

Research, development and service expenses increased by $24,000, or 38%, to $88,000 for the three months ended March 31, 2008, compared to $64,000 in the same period of 2007.  This increase was mainly due to increased costs relating to the development of the revised P60 UBM software version, the increased level of marketing new products, and the addition of staff for product marketing.

Due to the Company's ongoing cash flow difficulties,  most of the Company's vendors and  suppliers  were  contacted  during 2007 and 2006 with attempts to negotiate reduced payments and settlement of outstanding  accounts payable.  Although some vendors refused to negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount. The accounts payable forgiven by vendors and suppliers resulted in a gain of $-0- during both of the periods ended March 31, 2008 and 2007. In 2008 the Company is continuing its negotiations with certain vendors and suppliers.

Liquidity and Capital Resources

The Company used $291,000 in cash in operating activities for the three months ended March 31, 2008, compared to $140,000 for the three months ended March 31, 2007.  The increase in cash used for operating activities for the three months ended March 31, 2008 was primarily attributable to the Company's net loss and increases in inventory, and a significant decrease of the change of the fair value of derivative liabilities. There was no cash used for investment activities for the three months ended March 31, 2008, compared to no cash used for investment activities for the same period in 2007. Net cash used in financing activities was $0 for the three months ended March 31, 2008, compare to $-0- in the same period in 2007. The Company had working capital of $283,000 as of March 31, 2008. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

As of March 31, 2008, the Company had net operating loss carryforwards (NOLs) of approximately $56 million. These loss carryforwards are available to offset future taxable income, if any, and have begun to expire in 2001and extend for twenty years. The Company's ability to use net operating loss carryforwards (NOLs) to offset future income is dependent upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs being utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

As of March 31, 2008, the Company had accounts payable of $416,000, a significant portion of which was over 90 days past due, compared to accounts payable of $411,000 as of March 31, 2007. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has operating lease obligations that require the payment of approximately $110,000 in 2008, and $108,000 in 2007.

The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 20% of total outstanding receivables as of March 31, 2008, compared to 12% of total outstanding receivables as of March 31, 2007.

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

The Company carried an allowance for obsolete or estimated non-recoverable inventory of $244,000 at March 31, 2008 and $1,320,000 at March 31, 2007, or 21% and 61% of total inventory, respectively. The Company’s means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon™ laser system, which does not yet have FDA approval in order to sell the product domestically.  Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

At this time, the Company’s Photon™ Laser Ocular Surgery Workstation requires regulatory FDA approval in order to be sold in the United States.  Any possible future efforts to complete the clinical trials on the Photon™ in order to file for FDA approval would depend on the Company obtaining adequate funding.  The Company estimates that the funds needed to complete the clinical trials in order to obtain the necessary regulatory approval on the Photon™ to be approximately $225,000.

Effect of Inflation and Foreign Currency Exchange

The Company has not realized a reduction in the selling price of its products as a result of domestic inflation. Nor has it experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers. All sales transactions to date have been denominated in U.S. dollars.  The Company has experienced an increase in products being manufactured in England and Italy, and in parts being acquired from the European Community due to the fluctuations of the dollar compared to the Euro and the Pound Sterling.  This has increased the cost of several products.  There may be an impact on profits as a result of this decrease in the value of the dollar because the profit margins will decrease if higher product pricing has a negative impact on sales.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161").  SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hendging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effects on its consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

Item 3.  Controls and Procedures

a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including  its principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2008.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports  it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

b)	Changes in internal controls over financial reporting.

During the three months ended March 31, 2008, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed.  An issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment.  Since July 1, 2001, only one Photon™ laser system has been sold and no systems returned.  Thus, the amount of royalties due, according to the Company's calculations, is $981.  The Company made payment of this amount to Photomed and Dr. Eichenbaum on January 5, 2005 and, as a result, seeks to have the legal action dismissed.  However, if the parties are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend their complaint to request termination of the license agreement and, if successful, the Company would lose its right to manufacture and sell the Photon™ laser system.

An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc.  The complaint claims that $49,626 plus interest is due for the leasing of three copy machines that were delivered to the Company’s Salt Lake City facilities on or about April of 2000.  The action also seeks an award of attorney’s fees and costs incurred in the collection.  The Company filed an answer to the complaint disputing the amounts allegedly owed due to machine problems and a claimed understanding with the vendor.  The Company returned two of the machines.  The Company was engaged in settlement discussions with CitiCorp until counsel for CitiCorp withdrew from the case.  New counsel for CitiCorp was appointed.  After an initial meeting with new counsel, the Company provided initial disclosures to the new counsel.

On December 27, 2007, the Company entered into a settlement agreement with Larry Hicks to settle the lawsuit Mr. Hicks brought against the Company for payments due under a consulting agreement in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030922220).  Under the terms of the settlement agreement, the Company agreed to pay Mr. Hicks a total of $20,000, of which $10,000 has been paid.  The remaining amount owing of $10,000 is to be paid in quarterly installments of $2,500 each prior to the end of the next four consecutive quarters, with the next payment due on or before June 30, 2008.

The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Callable Secured Convertible Notes and Warrants

December 19, 2007 Issuance of $389,010 in Callable Convertible Notes: On December 19, 2007, the Company was notified by the holders of the convertible notes that there was a past due interest owing on the outstanding convertible notes. The total amount of interest owed was.$389,010. To pay this interest, the noteholders were willing to accept $389,010 in additional convertible notes due on December 31, 2010. Accordingly, on December 19, 2007, the Company issued $389,010 in convertible notes to the noteholders as full payment of the past due interest.

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

In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning December24, 2007 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro-rata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed equity financing. Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Special Meeting of Shareholders held on April 14, 2008, the proposed amendment to the Company's Certificate of Incorporation to increase the authorized shares of the Company's common stock from 800,000,000 shares to 1,400,000,000 shares was approved (with 421,231,530 shares voting for and 155,802,572 shares voting against the proposed amendment and 288,586 abstaining, out of 765,984,307 shares outstanding as of the record date on March 4, 2008).

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
No.	Document Description
2.1	Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1	Certificate of Incorporation(l)
3.2	Amended Certificate of Incorporation
3.3	Bylaws(1)
4.1	Specimen Common Stock Certificate (2)
4.2	Specimen Series C Convertible Preferred Stock Certificate(3)
4.3	Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(3)
4.4	Specimen Series D Convertible Preferred Stock Certificate (4)
4.5	Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock(5)
4.6	Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (6)
10.1	Exclusive Patent License Agreement with PhotoMed(1)
10.2	1995 Stock Option Plan (1)
10.3	April 2005 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (the "Purchasers")(7)
10.4	Form of Convertible Note with each Purchaser(7)
10.5	Form of Stock Purchase Warrant with each Purchaser(7)
10.6	Security Agreement with Purchasers(7)
10.7	Intellectual Property Security Agreement with Purchasers(7)
10.8	Registration Rights Agreement with Purchasers(7)
10.9	Employment Agreement with Raymond P.L. Cannefax(8)
10.10	February 2006 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP(9)
10.11	Form of Callable Secured Convertible Note with each Purchaser(9)
10.12	Form of Stock Purchase Warrant with each Purchaser(9)
10.13	Security Agreement with Purchasers(9)
10.14	Intellectual Property Security Agreement with Purchasers(9)
10.15	Registration Rights Agreement with Purchasers(9)
10.16	Settlement Agreement with Dr. Joseph W. Spadafora (10)
10.17	Worldwide OEM Agreement with MEDA Co., Ltd. (11)
10.18	Second Amendment to the Registration Rights Agreement dated April 27, 2005 (12)
10.19	Second Amendment to the Registration Rights Agreement dated February 28, 2006 (12)
10.20	June 2007 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners L1, LLP (13)
10.21	Form of Convertible Note with each Purchaser (13)
10.22	Form of Stock Purchase Warrant with each Purchaser (13)
10.23	Security Agreement with Purchasers (13)
10.24	Intellectual Property Agreement with Purchasers (13)
10.25	Registration Rights Agreement with Purchasers (13)
10.26	December 2007 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (14)
10.27	Form of Convertible Note with each Purchaser (14)
10.28	Form of Stock Purchase Warrant with each Purchaser (14)
10.29	Security Agreement with Purchasers (14)
10.30	Intellectual Property Agreement with Purchasers (14)
10.31	Registration Rights Agreement with Purchasers (14)
10.32	Agreement with Equity Source Partners, LLC

10.33	Distribution Agreement with LACE Elettronica srl
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane's-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------
(1)	Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3)	Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(4)	Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(5)	Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(6)	Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
(7)	Incorporated by reference from Current Report on Form 8-K, as filed on May 18, 2005.
(8)	Incorporated by reference from Current Report on Form 8-K, as filed on January 18, 2006.
(9)	Incorporated by reference from Current Report on Form 8-K, as filed on March 1, 2006.
(10)	Incorporated by reference from Registration Statement on Form SB-2, as filed on June 15, 2006.
(11)	Incorporated by reference from Current Report on Form 8-K, as filed on June 19, 2006.
(12)	Incorporated by reference from Registration Statement on Form SB-2, as filed on April 16, 2007.
(13)	Incorporated by reference from Report on Form 10-QSB, as filed on August 17, 2007.
(14)	Incorporated by reference from Current Report on Form 8-K, as filed on January 7, 2008.

(b) Reports on Form 8-K

Current report on Form 8-K, as filed on January 7, 2008.
Current report on Form 8-K, as filed on May 16, 2008.
Current report on Form 8-K, as filed on June 2, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM MEDICAL INDUSTRIES, INC.

June 17, 2008	/s/ Raymond P.L. Cannefax
Raymond P.L. Cannefax
President and Chief Executive Officer

June 17, 2008	/s/ Luis A. Mostacero
Luis A. Mostacero
Chief Financial Officer, Treasurer and Secretary