Form 10KSB/A
period 2007-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2008-07-10
CIK 916444

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 2

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

         5. Revenues for sales of products that require specific installation and acceptance by the customer are recognized upon such installation and acceptance by the customer. Revenues for sales of other surgical systems, ultrasound diagnostic devices, and disposable products are recognized when the product is shipped. A signed purchase agreement and a deposit or payment in full from customers is required before a product leaves the premises. Title passes at time of shipment (F.O.B. shipping point). The Company's products contain both hardware and software components. The Company does not recognize revenue for the software components of the products separate from the product as a whole because the software is incidental to the product, as defined in paragraph 2 of SOP 97-2.

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

         As discussed in Note 18 to the financial statements, there were errors in reporting the Company's accounting for the embedded derivatives and warrants issued in connection with the Compan's convertible notes in the balance sheets and the statements of operations that were discovered by management. Accordingly, the financial statements have been restated to correct the errors.

Chisholm, Bierwolf & Nilson LLC
Bountiful, Utah
May 15, 2008 except for Notes 1, 6, 8, 13 and 18 dated May 18, 2008.





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
                                                                 ===============


    The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------
                                                                             F-3


                                                           PARADIGM MEDICAL INDUSTRIES, INC.
                                                                    STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------

                                                                   2007                2006
                                                                                  (RESTATED)

Sales                                                  $      1,872,000    $      2,195,000
Cost of sales                                                 1,020,000           1,277,000
                                                       -----------------   -----------------

Gross profit                                                    852,000             918,000
                                                       -----------------   -----------------

Operating expenses:
      General and administrative                             (1,012,000)           (792,000)
      Professional fees-related party                                 -            (187,000)
      Marketing and selling                                    (662,000)           (434,000)
      Research and development                                 (344,000)           (250,000)
      Gain on settlement of liabilities                          91,000              34,000
                                                       -----------------   -----------------

Total operating expenses                                     (1,927,000)         (1,629,000)
                                                       -----------------   -----------------

Operating loss                                               (1,075,000)           (712,000)
                                                       -----------------   -----------------
Other income (expense):
      Other income                                                    -             109,000
      Interest expense - Accretion of debt discount            (864,000)           (952,000)
      Interest income                                            11,000                   -
      Interest expense                                         (221,000)           (214,000)
      Gain on derivative valuation                              418,000             570,000
                                                                      -                   -
                                                       -----------------   -----------------

Total other income (expense)                                   (656,000)           (487,000)
                                                       -----------------   -----------------

Income (loss) before provision for income taxes              (1,731,000)         (1,198,000)
Provision for income taxes                                            -                   -
                                                       -----------------   -----------------

Net (loss)                                             $     (1,731,000)   $     (1,198,000)
                                                       =================   =================

Earnings (loss) per common share - basic               $          (0.01)   $          (0.01)
                                                       -----------------   -----------------
Earnings (loss) per common share - diluted             $          (0.01)   $          (0.01)
                                                       -----------------   -----------------
Weighted average common shares - basic                      264,736,000         175,034,000
                                                       -----------------   -----------------
Weighted average common shares - diluted                    264,736,000         175,034,000
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
                                            ===========================================================================


                        The accompanying notes are an integral part of these financial statements

------------------------------------------------------------------------------------------------------------------------

                                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                                        STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------

                                                                      2007             2006
                                                                                    (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ (1,731,000)    $ (1,198,000)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                  5,000           31,000
          Stock option valuation                                        14,000           23,000
          Change in fair value of derivative liabilities              (418,000)        (570,000)
          Accretion of debt discount                                   865,000          952,000
          Provision for losses on receivables                           56,000          (28,000)
          Provision for losses on inventory                                  -          (37,000)
          (Gain) loss on settlement of liabilities                     (91,000)         (34,000)
(Increase) decrease in:
          Accounts Receivables                                        (251,000)          19,000
          Inventories                                                   98,000          (55,000)
          Prepaid and other assets                                     (16,000)               -
Increase (decrease) in:
          Accounts payable                                              17,000          (30,000)
          Accrued liabilities                                          317,000           99,000
                                                                  ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                               (1,135,000)        (828,000)
                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of property and equipment                              -          (20,000)
                                                                  ------------     ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          -          (20,000)
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on notes payable and long-term debt             -          (12,000)
          Proceeds from issuance of convertible notes                1,250,000        1,000,000
                                                                  ------------     ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  1,250,000          988,000
                                                                  ------------     ------------

Net change in cash                                                     115,000          140,000

Cash, beginning of year                                                206,000           66,000
                                                                  ------------     ------------

CASH, END OF YEAR                                                 $    321,000     $    206,000
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

                          EARNINGS PER SHARE (RESTATED)
                          The  computation of diluted  earnings per common share
                          is based on the  weighted  average  number  of  shares
                          outstanding  during  the year  plus the  common  stock
                          equivalents,  which would arise from the conversion of
                          preferred stock to common stock, the conversion of the
                          Company's   convertible   debentures,   and  from  the
                          exercise  of stock  options and  warrants  outstanding
                          using the treasury stock method and the average market
                          price per share  during the year.  Shares  potentially
                          issuable from the conversion of convertible debentures
                          and preferred stock  conversion of  3,637,280,000  and
                          862,438 shares of common stock, respectively,  as well
                          as, options and warrants to purchase 65,534,392 shares
                          of common  of  common  stock  were  considered  in the
                          computation   of  earnings  per  share  but  were  not
                          included  because  their  inclusion  would  have  been
                          anti-dilutive.

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


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.  ORGANIZATION          DERIVATIVE FINANCIAL INSTRUMENTS (RESTATED)
    AND SIGNIFICANT       The Company's derivative financial instruments consist
    ACCOUNTING POLICIES   of  embedded   derivatives   related  to  the  Secured
    CONTINUED             Convertible  Term Notes  ("the  Notes")  entered  into
                          agreements on April 27, 2005;  June 23, 2005; June 30,
                          2005;  February  28, 2006;  June 28,  2006;  April 30,
                          2007;  June 11, 2007;  December 24, 2007; and December
                          31, 2007.  These Notes contain  interrelated  embedded
                          derivatives,   which  include  the  fixed   conversion
                          feature,  the  variable  conversion  feature,  and the
                          variable interest feature. Based on the complex nature
                          of these terms the Company  chose to employ a binomial
                          lattice  model to value  these  features.  The Company
                          used the  lattice  model  because  it  allows  for the
                          consideration of the dynamic and  interrelated  nature
                          of the unique terms of these securities. It takes into
                          consideration  that in each discrete  period of time a
                          stock  can  either  go up or  down  (described  as its
                          "volatility") and produces a range of potential future
                          stock prices (and thus multiple values at those future
                          points in time). A binomial  lattice model assumes the
                          price of the stock  underlying the derivative  follows
                          one of the two price paths  (stock price can either go
                          up  or  down).   There  are  three  general  steps  in
                          constructing a binomial lattice model: (1) calculation
                          of the stock price  lattice,  (2)  calculation  of the
                          potentially  applicable  option  values  at each  node
                          based on the  terms  and  conditions  of the  specific
                          security,   and  (3)  progressively   calculating  the
                          security  value at each node  starting at the maturity
                          of the  security  and  working  back  to  the  present
                          testing for the greater of the current period value or
                          the   probability   weighted   holding  value  of  the
                          security.  The  following  key inputs and  assumptions
                          were used to calculate the fair values of the embedded
                          derivatives and the warrants:

                            o Stock Price: This is the stock price as of the respective valuation date.

                            o Fixed Conversion Price: The fixed conversion price used in the valuation analysis was set equal to fixed conversion price (ranging from $0.2 to $0.09) per share for each of the Notes.
                               This is the fixed price at which the Investor can convert the Note into common stock.


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.  ORGANIZATION            o  Volatility:   Volatility  is  a  measure  of  the
    AND SIGNIFICANT            standard  deviation  of the  stocks  continuously
    ACCOUNTING POLICIES        compounded  return over the life of the security.
    CONTINUED                  The ideal volatility for an accurate  calculation
                               of fair  value is the  future  volatility  of the
                               security. This cannot be known with certainty, so
                               an  approximation  is  derived  using  historical
                               return  volatility  for a period of time equal to
                               the remaining  life of the instrument as a proxy,
                               and  professional   judgment.   As  part  of  our
                               valuation, we performed extensive analysis of the
                               historical   volatility   of   returns   for  the
                               Company's stock. Based on our analysis,  we chose
                               a standard deviation of 200% as our best estimate
                               of future volatility.

                            o Risk-Free Rate: The appropriate risk free rate is the interest rate of a U.S. treasury note with a maturity equal to the maturity of the respective security. As of December 31, 2007, the risk free interest rates ranged from 3.06% to 3.49%. As of December 31, 2006, the risk free interest rates ranged from 4.78% to 4.91%.

                            o  Time  to  Maturity:   The  time  to  maturity  is
                               measured  based  on  the  remaining  term  of the
                               security as of the valuation date.

                            o 20-day Minimum Price vs. Closing Stock Price: The variable conversion feature allows the Investor to convert the Notes at a price equal to 60% -
                               50% (ranges per note) of the average of the lowest three trading prices during the twenty trading days preceding a conversion notice. We analyzed the historical relationship between the common stock closing price and the lowest trading price. Based on this analysis, we determined that


--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

1.  ORGANIZATION               on average the lowest trading price in any 20-day
    AND SIGNIFICANT            period  during  the  time  period   analyzed  was
    ACCOUNTING POLICIES        approximately  70% of the closing price.  We used
    CONTINUED                  this as a  conservative  proxy for the average of
                               the three lowest closing prices during the 20-day
                               period.  This  result was used in the test of the
                               stock  price  relative  to the  fixed  conversion
                               price.

                            o  Monthly  Intraday  Trading  Price:  The  variable
                               interest  rate  provision  waives  interest for a
                               given month if the intraday  trading price of the
                               common   stock   exceeds   $0.0945   or   $0.0275
                               (depending  on Note)  per  share  for  every  day
                               within a given month. We assumed that our various
                               node  prices  were  equivalent  to this  intraday
                               trading price.

                            o Trading Liquidity: We assumed that adequate stock trading liquidity is available for the Investors to sell converted / exercised shares.

                          The  warrants  were  valued  using  the  Black-Scholes
                          Option Pricing Model with the following assumptions for 2007 and 2006, respectively: dividend yield of 0% and 0%; annual volatility of 200% and 200%; and risk free interest rates ranging from of 3.06% to 3.7% and 4.72% to 4.74%.

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

6. INCOME TAXES           INCOME TAXES (RESTATED)
                          The  provision  for  income  taxes is  different  than
                          amounts  which  would  be  provided  by  applying  the
                          statutory  federal  income  tax  rate to  loss  before
                          provision for income taxes for the following reasons:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                             2007          2006
                                                      --------------------------
                          Income tax (provision)
                            benefit at statutory
                            rate                      $   588,000   $   408,000
                          NOL adjustment                                      -
                          Taxable temporary
                            differences                   (16,700)      (22,000)
                          Deductible temporary
                            differences                   374,000        38,000
                          Non-deductible expenses        (151,600)     (172,000)
                          Change in valuation
                            allowance                    (793,700)     (252,000)
                                                      --------------------------

                                                      $         -   $         -
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

8. CONVERTIBLE NOTES      CONVERTIBLE NOTES (RESTATED)

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

                            o The value of the warrants issued in conjunction with each funding.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      The  initial  fair  value  assigned  to  the  embedded
   CONTINUED              derivatives   and  warrants  was   $4,169,000,   which
                          consisted   of  the  fair   values  of  the   embedded
                          derivatives  of  $2,588,000  and the fair value of the
                          warrants of $1,582,000. The Company recorded the first
                          $2,500,000  of  fair  value  of  the  derivatives  and
                          warrants to debt discount (equal to the total proceeds
                          received as of June 30, 2005), which will be amortized
                          to interest  expense  over the term of the Notes.  The
                          remaining  balance of $1,669,000  was recorded as loss
                          of derivative  valuation for the period ended June 30,
                          2005.

                          As of December  31, 2005,  the carrying  amount on the
                          Notes  was  $339,000,  net  of  the  unamortized  debt
                          discount of $1,699,000.  Interest expense on the Notes
                          totaled  $1,171,000  for the period ended December 31,
                          2005,  which  consisted  of  $462,000  related  to the
                          conversion  of a portion of the Notes into  66,880,000
                          shares of the Company's  common  stock.  The remaining
                          $709,000  recorded as interest  expense,  consisted of
                          $339,000 of normal accretion of the Note discount, and
                          $370,000 of accrued  interest on the outstanding  Note
                          balance for the period. The fair value of the embedded
                          derivatives and warrants  decreased to $195,000 during
                          the year ended December 31, 2005,  which consists of a
                          fair value of the embedded derivatives of $137,000 and
                          the  fair  value  of  the  warrants  of  $58,000.  The
                          corresponding   decrease  in   derivative   value  was
                          reflected  as a gain on  derivative  valuation  on the
                          statements of operations in the amount of $3,975,000.

                          During   2006,   the  Company   entered  into  another
                          securities    purchase   agreement   in   the   amount
                          $1,000,000.  The  initial  fair value  assigned to the
                          embedded  derivatives  and warrants was $541,000,  for
                          this Note,  which  consisted of the fair values of the
                          embedded derivatives of $464,000 and the fair value of
                          the  warrants of $77,000.  The  Company  recorded  the
                          $541,000 of fair value of the derivatives and warrants
                          to debt discount,  which will be amortized to interest
                          expense over the term of the Notes.

--------------------------------------------------------------------------------

                                               PARADIGM MEDICAL INDUSTRIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                       CONTINUED
--------------------------------------------------------------------------------

8. CONVERTIBLE NOTES      As of December  31, 2006,  the carrying  amount on the
   CONTINUED              Notes  was  $1,367,000,  net of the  unamortized  debt
                          discount of $1,288,000.  Interest expense on the Notes
                          totaled  $1,159,000  for the period ended December 31,
                          2006,  which  consisted  of  $383,000  related  to the
                          conversion of a portion of the Notes into  105,570,000
                          shares of the Company's  common  stock.  The remaining
                          $776,000  recorded as interest  expense,  consisted of
                          $569,000 of normal accretion of the Note discount, and
                          $207,000 of accrued  interest on the outstanding  Note
                          balance for the period. The fair value of the embedded
                          derivatives  and  warrants  decreased  by a  total  of
                          $570,000  during the year  ended  December  31,  2006,
                          which  consists of a decrease in the fair value of the
                          embedded derivatives of $485,000 and the fair value of
                          the  warrants  of  $85,000.  Accordingly,  the Company
                          recorded  a  gain  on  derivative   valuation  to  the
                          statement of operations of $570,000 for the year ended
                          December 31, 2006.

                          During 2007, the Company  entered into four securities
                          purchase   agreements  in  the  aggregate   amount  of
                          $1,639,000.  The  initial  fair value  assigned to the
                          embedded  derivatives  and warrants was $466,000,  for
                          these Notes, which consisted of the fair values of the
                          embedded derivatives of $344,000 and the fair value of
                          the  warrants  of  $122,000.   The  Company   recorded
                          $466,000 of fair value of the derivatives and warrants
                          to debt discount,  which will be amortized to interest
                          expense over the term of the Notes.

                          At December 31, 2007, the carrying amount on the Notes
                          was $3,039,000,  net of the unamortized  debt discount
                          of  $889,000.  Interest  expense on the Notes  totaled
                          $1,084,000  for the period  ended  December  31, 2007,
                          which consisted of $366,000  related to the conversion
                          of a portion of the Notes into  343,017,000  shares of
                          the  Company's  common stock.  The remaining  $718,000
                          recorded as interest expense, consisted of $499,000 on
                          normal accretion of the Note discount, and $219,000 of
                          accrued  interest on the outstanding  Note balance for
                          the period. The fair value of the embedded derivatives
                          and warrants  decreased by a total of $418,000  during
                          the  year  ended  December  Accordingly,  the  Company
                          recorded a 31, 2007,  which  consists of a decrease in
                          the fair value of the embedded derivatives of $444,000
                          and the fair value of the warrants of  $22,000.gain on
                          derivative valuation to the statement of operations of
                          $418,000 for the year ended December 31, 2007.

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
                                                      ==========================

13. EXPORT SALES          In  accordance   with  Paragraph  38(a)  of  SFAS  131
    (RESTATED)            "Disclosures  about  Segments  of  an  Enterprise  and
                          Related  Information,"  The company has the  following
                          information  regarding revenues to external customers.
                          Revenues are attributed to countries based on location
                          of customer.

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


-------------------------------------------------------------------------------------------------
                                                                                             F-46


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





-------------------------------------------------------------------------------------------------
                                                                                             F-47


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

--------------------------------------------------------------------------------
                                                                            F-48


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

--------------------------------------------------------------------------------
                                                                            F-49


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

--------------------------------------------------------------------------------
                                                                            F-53


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

--------------------------------------------------------------------------------
                                                                            F-54


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

--------------------------------------------------------------------------------
                                                                            F-56


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

--------------------------------------------------------------------------------
                                                                            F-57


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

--------------------------------------------------------------------------------
                                                                            F-58


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

--------------------------------------------------------------------------------
                                                                            F-59


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





--------------------------------------------------------------------------------
                                                                            F-60


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

                          A summary of the effects of these changes is as follows:




--------------------------------------------------------------------------------
                                                                            F-61


                                                                                     PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                         NOTES TO FINANCIAL STATEMENTS
                                                                                                             CONTINUED
----------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                          BALANCE SHEET                             AS PREVIOUSLY
                        DECEMBER 31, 2005                              REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $       66,000    $       66,000    $            -
   Receivables, net                                                       401,000           401,000                 -
   Inventories, net                                                       853,000           853,000                 -
Prepaid and other assets                                                   11,000            11,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,331,000         1,331,000                 -

Property and equipment, net                                                32,000            32,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    1,702,000    $    1,702,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      459,000    $      459,000    $            -
   Accrued liabilities                                                    704,000           704,000                 -
   Current portion of capital lease obligations                            14,000            14,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,177,000         1,177,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,699,000                2,038,000           339,000        (1,699,000) a
   Derivative liabilities                                                       -           195,000           195,000  b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             2,038,000           534,000        (1,504,000)
                                                                   ---------------   ---------------   ---------------
Total liabilities                                                       3,215,000         1,711,000        (1,504,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized,
   613,447 shares issued and outstanding (aggregate liquidation
   preference of $496,000)                                                  1,000             1,000                 -
Common stock, $.001 par value, 250,000,000 shares authorized,
   96,389,295 shares issued and outstanding                                96,000            96,000                 -
Additional paid-in capital                                             60,586,000        58,086,000        (2,500,000) c
Accumulated deficit                                                   (62,196,000)      (58,192,000)        4,004,000  d
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (1,513,000)           (9,000)        1,504,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    1,702,000    $    1,702,000    $            -
                                                                   ===============   ===============   ===============


a   To properly record debt discount in accordance with SFAS 133
b   Fair valuation of embedded derivatives associated with Notes
c   Reclassification of fully expensed beneficial conversion feature in 2005
d   Effect of properly accounting for embedded derivatives

----------------------------------------------------------------------------------------------------------------------
                                                                                                                 F-62


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
               TWELVE MONTHS ENDED DECEMBER 31, 2005                   REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $    2,201,000    $    2,201,000    $            -
Cost of sales                                                           1,599,000         1,599,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              602,000           602,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                       (1,298,000)       (1,298,000)                -
      Marketing and selling                                              (641,000)         (641,000)                -
      Research and development                                           (855,000)         (855,000)                -
      Gain on settlement of liabilities                                    12,000            12,000                 -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                               (2,782,000)       (2,782,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                         (2,180,000)       (2,180,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income                                                         16,000            16,000                 -
      Other expenses                                                   (2,870,000)                -         2,870,000  a
      Interest expense-Accetion of debt discount                                -          (801,000)         (801,000) b
      Gain and loss on derivative valuation                                     -         3,974,000         3,974,000  c
      Initial fair value of derivative and warrant                              -        (1,669,000)       (1,669,000) a
      Interest expense                                                    (15,000)         (385,000)         (370,000) d
      Impairment of intangible assets                                    (340,000)         (340,000)                -
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (3,209,000)          795,000         4,004,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (5,389,000)       (1,385,000)        4,004,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (5,389,000)   $   (1,385,000)   $    4,004,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.13)   $        (0.03)   $         0.11
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.13)   $        (0.03)   $         0.10
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                 42,033,000        42,033,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                               42,942,000        42,033,000                 -
                                                                   ===============   ===============   ===============

a    Reclassification and effect of properly accounting for embedded derivatives
b    Properly record accretion on Notes
c    Effect of valuation of embedded derivatives
d    Reclassification of interest

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-63


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF CASH FLOWS                       AS PREVIOUSLY
                        DECEMBER 31, 2005                              REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $   (5,389,000)   $   (1,385,000)   $    4,004,000 a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                    77,000            77,000                 -
          Issuance of common stock for satisfaction of penalty             53,000            53,000                 -
          Issuance of common stock for services                            23,000            23,000                 -
          Change in fair value of derivative liabilities                        -        (2,305,000)       (2,305,000) b
          Beneficial conversion interest                                2,009,000           801,000        (1,208,000) c
          Issuance of stock  options and warrants for services            491,000                 -          (491,000) d
          Provision for losses on receivables                              (1,000)           (1,000)                -
          Provision for losses on inventory                               (61,000)          (61,000)                -
          Impairment of Intangibles and investments                       340,000           340,000                 -
          (Gain) loss on settlement of liabilities                        (12,000)          (12,000)                -
(Increase) decrease in:
          Accounts Receivables                                            257,000           257,000                 -
          Inventories                                                     (72,000)          (72,000)                -
          Prepaid and other assets                                         56,000            56,000                 -
Increase (decrease) in:
          Accounts payable                                               (291,000)         (291,000)                -
          Accrued liabilities                                            (148,000)         (148,000)                -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                  (2,668,000)       (2,668,000)                -
                                                                   ---------------   ---------------   ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             -                 -                 -
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on notes payable and long-term debt          (47,000)          (47,000)                -
          Proceeds from issuance of common stock                          150,000           150,000                 -
          Proceeds from issuance of convertible notes                   2,500,000         2,500,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     2,603,000         2,603,000                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                        (65,000)          (65,000)                -

Cash, beginning of year                                                   131,000           131,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF YEAR                                                  $       66,000    $       66,000    $            -
                                                                   ===============   ===============   ===============


a    Effect of properly accounting for embedded derivatives
b    Effect of valuation of embedded derivatives
c    To properly record accretion on Notes
d    Reclassification of improperly recorded warrant expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-64


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                          BALANCE SHEET                             AS PREVIOUSLY
                         MARCH 31, 2006                                REPORTED        AS RESTATED         CHANGE
                          (Unaudited)                              ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $      400,000    $      400,000    $            -
   Receivables, net                                                       319,000           319,000                 -
   Inventories, net                                                       820,000           820,000                 -
Prepaid and other assets                                                   61,000            61,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,600,000         1,600,000                 -

Property and equipment, net                                                21,000            21,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    1,960,000    $    1,960,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      432,000    $      432,000    $            -
   Accrued liabilities                                                    732,000           732,000                 -
   Current portion of capital lease obligations                             5,000             5,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,169,000         1,169,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,741,000                2,343,000           602,000        (1,741,000) a
   Derivative liabilities                                                       -           816,000           816,000  b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             2,343,000         1,418,000          (925,000)
                                                                   ===============   ===============   ===============
Total liabilities                                                       3,512,000         2,587,000          (925,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock authorized:
   5,000,000 shares, $0.001  par value                                      1,000             1,000                 -
Common stock authorized:
   250,000,000 shares, $.001 par value, 160,800,324 shares
   issued and outstanding at March 31, 2006                               161,000           161,000                 -
Additional paid-in capital                                             61,238,000        58,238,000        (3,000,000) c
Accumulated deficit                                                   (62,952,000)      (59,027,000)        3,925,000  d
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (1,552,000)         (627,000)          925,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    1,960,000    $    1,960,000    $            -
                                                                   ===============   ===============   ===============

a   To properly record debt discount in accordance with SFAS 133
b   Fair valuation of embedded derivatives associated with Notes
c   Reclassification of fully expensed beneficial conversion feature in 2005
d   Effect of properly accounting for embedded derivatives

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-65


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
                THREE MONTHS ENDED MARCH 31, 2006                      REPORTED        AS RESTATED         CHANGE
                         (Unaudited)                               ---------------   ---------------   ---------------

Sales                                                              $      463,000    $      463,000    $            -
Cost of sales                                                             222,000           222,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              241,000           241,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (250,000)         (250,000)                -
      Marketing and selling                                               (78,000)          (78,000)                -
      Research and development                                           (124,000)         (124,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (452,000)         (452,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (211,000)         (211,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income                                                          2,000             2,000                 -
      Other expenses                                                     (544,000)                -           544,000  a
      Interest expense-Accetion of debt discount                                -          (349,000)         (349,000) b
      Gain and loss on derivative valuation                                     -          (230,000)         (230,000) c
      Interest expense                                                     (3,000)          (47,000)          (44,000) d
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                             (545,000)         (624,000)          (79,000)
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                          (756,000)         (835,000)          (79,000)
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $     (756,000)   $     (835,000)   $      (79,000)
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $        (0.01)   $           (0)
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $        (0.01)   $           (0)
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                124,647,000       124,647,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              124,647,000       124,647,000                 -
                                                                   ===============   ===============   ===============

a    Reclassification and effect of properly accounting for embedded derivatives
b    Properly record accretion on Notes
c    Effect of valuation of embedded derivatives
d    Reclassification of interest

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-66


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF CASH FLOWS                       AS PREVIOUSLY
                           MARCH 31, 2006                              REPORTED        AS RESTATED         CHANGE
                            (Unaudited)                            ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $     (756,000)   $     (835,000)   $      (79,000) a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                    16,000            16,000                 -
          Stock option valuation                                           23,000            23,000                 -
          Change in fair value of derivative liabilities                        -           230,000           230,000  b
          Beneficial conversion interest                                  482,000           349,000          (133,000) c
          Issuance of stock  options and warrants for services             18,000                 -           (18,000) d
          Provision for losses on receivables                               1,000             1,000                 -
          Provision for losses on inventory                                25,000            25,000                 -
(Increase) decrease in:
          Accounts Receivables                                             80,000            80,000                 -
          Inventories                                                       8,000             8,000                 -
          Prepaid and other assets                                        (50,000)          (50,000)                -
Increase (decrease) in:
          Accounts payable                                                (27,000)          (27,000)                -
          Accrued liabilities                                              28,000            28,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                    (152,000)         (152,000)                -

                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of property and equipment                            (5,000)           (5,000)                -
                                                                   ---------------   ---------------   ---------------
Net cash provided by (used in) investing activities                        (5,000)           (5,000)                -
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on notes payable and long-term debt           (9,000)           (9,000)                -
          Proceeds from issuance of convertible notes                     500,000           500,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       491,000           491,000                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                        334,000           334,000                 -

Cash, beginning of period                                                  66,000            66,000                 -
                                                                   ---------------   ---------------   ---------------

Cash, end of period                                                $      400,000    $      400,000    $            -
                                                                   ===============   ===============   ===============

Supplemental disclosure of cash flow information:
          Cash paid for interest                                   $        1,000    $        1,000
                                                                   ---------------   ---------------
          Cash paid for income taxes                               $            -    $            -
                                                                   ---------------   ---------------

a   Effect of properly accounting for embedded derivatives
b   Effect of valuation of embedded derivatives
c   To properly record accretion on Notes
d   Reclassification of improperly recorded warrant expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-67


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                          BALANCE SHEET                             AS PREVIOUSLY
                          JUNE 30, 2006                                REPORTED        AS RESTATED         CHANGE
                           (Unaudited)                             ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $      591,000    $      591,000    $            -
   Receivables, net                                                       486,000           486,000                 -
   Inventories, net                                                       786,000           786,000                 -
Prepaid and other assets                                                   49,000            49,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,912,000         1,912,000                 -

Property and equipment, net                                                24,000            24,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    2,275,000    $    2,275,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      390,000    $      390,000    $            -
   Accrued liabilities                                                    848,000           848,000                 -
   Current portion of capital lease obligations                             1,000             1,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,239,000         1,239,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,579,000                2,670,000         1,091,000        (1,579,000) a
   Derivative liabilities                                                       -           440,000           440,000  b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             2,670,000         1,531,000        (1,139,000)
                                                                   ---------------   ---------------   ---------------
Total liabilities                                                       3,909,000         2,770,000        (1,139,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock authorized:
   5,000,000 shares, $0.001  par value                                      1,000             1,000                 -
Common stock authorized:
   250,000,000 shares, $.001 par value, 196,956,828 shares
   issued and outstanding at June 30, 2006                                197,000           197,000                 -
Additional paid-in capital                                             61,873,000        58,373,000        (3,500,000) c
Accumulated deficit                                                   (63,705,000)      (59,066,000)        4,639,000  d
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (1,634,000)         (495,000)        1,139,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    2,275,000    $    2,275,000    $            -
                                                                   ===============   ===============   ===============

a   To properly record debt discount in accordance with SFAS 133
b   Fair valuation of embedded derivatives associated with Notes
c   Reclassification of fully expensed beneficial conversion feature in 2005 and 2006
d   Effect of properly accounting for embedded derivatives

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-68


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
                 THREE MONTHS ENDED JUNE 30, 2006                      REPORTED        AS RESTATED         CHANGE
                        (Unaudited)                                ---------------   ---------------   ---------------

Sales                                                              $      718,000    $      718,000    $            -
Cost of sales                                                             416,000           416,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              302,000           302,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (263,000)         (263,000)                -
      Marketing and selling                                              (108,000)         (108,000)                -
      Research and development                                           (132,000)         (132,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (503,000)         (503,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (201,000)         (201,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other expenses (Financing cost)                                    (553,000)                -           553,000 a
      Interest expense-Accetion of debt discount                                -          (312,000)         (312,000)b
      Gain and loss on derivative valuation                                     -           526,000           526,000 c
      Interest expense                                                     (1,000)          (54,000)          (53,000)d
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                             (554,000)          160,000           714,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                          (755,000)          (41,000)          714,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $     (755,000)   $      (41,000)   $      714,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.00)   $        (0.00)   $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.00)   $        (0.00)   $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                175,402,000       175,402,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              175,402,000       175,402,000                 -
                                                                   ===============   ===============   ===============

a   Reclassification and effect of properly accounting for embedded derivatives
b   Properly record accretion on Notes
c   Effect of valuation of embedded derivatives
d   Reclassification of interest

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-69


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
                  SIX MONTHS ENDED JUNE 30, 2006                       REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $    1,182,000    $    1,182,000    $            -
Cost of sales                                                             638,000           638,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              544,000           544,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (514,000)         (514,000)                -
      Marketing and selling                                              (185,000)         (185,000)                -
      Research and development                                           (257,000)         (257,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (956,000)         (956,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (412,000)         (412,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income                                                          2,000             2,000                 -
      Other expenses (Financing cost)                                  (1,097,000)                -         1,097,000  a
      Interest expense-Accetion of debt discount                                -          (661,000)         (661,000) b
      Gain and loss on derivative valuation                                     -           296,000           296,000  c
      Interest expense                                                     (4,000)         (101,000)          (97,000) d
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (1,099,000)         (464,000)          635,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (1,511,000)         (876,000)          635,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (1,511,000)   $     (876,000)   $      635,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $        (0.01)   $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $        (0.01)   $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                150,164,000       150,164,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              150,164,000       150,164,000                 -
                                                                   ===============   ===============   ===============

a   Reclassification and effect of properly accounting for embedded derivatives
b   Properly record accretion on Notes
c   Effect of valuation of embedded derivatives
d   Reclassification of interest

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-70


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF CASH FLOWS                       AS PREVIOUSLY
                           JUNE 30, 2006                               REPORTED        AS RESTATED         CHANGE
                            (Unaudited)                            ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $   (1,511,000)   $     (876,000)   $      635,000  a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                    24,000            24,000                 -
          Stock option valuation                                           23,000            23,000                 -
          Change in fair value of derivative liabilities                        -          (296,000)         (296,000) b
          Beneficial conversion interest                                  964,000           661,000          (303,000) c
          Issuance of stock  options and warrants for services             36,000                 -           (36,000) d
          Provision for losses on receivables                               1,000             1,000                 -
(Increase) decrease in:
          Accounts Receivables                                            (86,000)          (86,000)                -
          Inventories                                                      67,000            67,000                 -
          Prepaid and other assets                                        (38,000)          (38,000)                -
Increase (decrease) in:
          Accounts payable                                                (69,000)          (69,000)                -
          Accrued liabilities                                             144,000           144,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                    (445,000)         (445,000)                -

                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of property and equipment                           (16,000)          (16,000)                -
                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (16,000)          (16,000)                -
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on notes payable and long-term debt          (14,000)          (14,000)                -
          Proceeds from issuance of convertible notes                   1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       986,000           986,000                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                        525,000           525,000                 -

Cash, beginning of period                                                  66,000            66,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF PERIOD                                                $      591,000    $      591,000    $            -
                                                                   ===============   ===============   ===============

Supplemental disclosure of cash flow information:
          Cash paid for interest                                   $        2,000    $        2,000
                                                                   ---------------   ---------------
          Cash paid for income taxes                               $            -    $            -
                                                                   ---------------   ---------------

a   Effect of properly accounting for embedded derivatives
b   Effect of valuation of embedded derivatives
c   To properly record accretion on Notes
d   Reclassification of improperly recorded warrant expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-71


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                          BALANCE SHEET                             AS PREVIOUSLY
                       SEPTEMBER 30, 2006                              REPORTED        AS RESTATED         CHANGE
                          (Unaudited)                              ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $      267,000    $      267,000    $            -
   Receivables, net                                                       292,000           292,000                 -
   Inventories, net                                                       873,000           873,000                 -
Prepaid and other assets                                                   57,000            57,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,489,000         1,489,000                 -

Property and equipment, net                                                24,000            24,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    1,852,000    $    1,852,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      336,000    $      336,000    $            -
   Accrued liabilities                                                    793,000           793,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,129,000         1,129,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,431,000                2,660,000         1,229,000        (1,431,000) a
   Derivative liabilities                                                       -           383,000           383,000  b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             2,660,000         1,612,000        (1,048,000)
                                                                   ===============   ===============   ===============
Total liabilities                                                       3,789,000         2,741,000        (1,048,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock authorized:
   5,000,000 shares, $0.001  par value                                      1,000             1,000                 -
Common stock authorized:
   800,000,000 shares, $.001 par value, 199,956,828 shares
   issued and outstanding at September 30, 2006                           200,000           200,000                 -
Additional paid-in capital                                             61,881,000        58,381,000        (3,500,000) c
Accumulated deficit                                                   (64,019,000)      (59,471,000)        4,548,000  d
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (1,937,000)         (889,000)        1,048,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    1,852,000    $    1,852,000    $            -
                                                                   ===============   ===============   ===============

a   To properly record debt discount in accordance with SFAS 133
b   Fair valuation of embedded derivatives associated with Notes
c   Reclassification of fully expensed beneficial conversion feature in 2005 and 2006
d   Effect of properly accounting for embedded derivatives

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-72


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
              THREE MONTHS ENDED SEPTEMBER 30, 2006                    REPORTED        AS RESTATED         CHANGE
                          (Unaudited)                             ---------------   ---------------   ---------------

Sales                                                              $      418,000    $      418,000    $            -
Cost of sales                                                             203,000           203,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              215,000           215,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (258,000)         (258,000)                -
      Marketing and selling                                              (123,000)         (123,000)                -
      Research and development                                           (130,000)         (130,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (511,000)         (511,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (296,000)         (296,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income (interest)                                               5,000             5,000                 -
      Other expenses (Financing cost)                                     (54,000)                -            54,000  a
      Interest expense-Accetion of debt discount                                -          (148,000)         (148,000) b
      Gain and loss on derivative valuation                                     -            58,000            58,000  c
      Interest expense                                                     (3,000)          (57,000)          (54,000) d
      Gain on sale of investment                                           33,000            33,000                 -
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                              (19,000)         (109,000)          (90,000)
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                          (315,000)         (405,000)          (90,000)
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $     (315,000)   $     (405,000)   $      (90,000)
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.00)   $        (0.00)   $           (0)
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.00)   $        (0.00)   $           (0)
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                198,546,000       198,546,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              198,546,000       198,546,000                 -
                                                                   ===============   ===============   ===============

a   Reclassification and effect of properly accounting for embedded derivatives
b   Properly record accretion on Notes
c   Effect of valuation of embedded derivatives
d   Reclassification of interest

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-73


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
               NINE MONTHS ENDED SEPTEMBER 30, 2006                    REPORTED        AS RESTATED         CHANGE
                          (Unaudited)                              ---------------   ---------------   ---------------

Sales                                                              $    1,600,000    $    1,600,000    $            -
Cost of sales                                                             841,000           841,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              759,000           759,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (772,000)         (772,000)                -
      Marketing and selling                                              (307,000)         (307,000)                -
      Research and development                                           (388,000)         (388,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                               (1,467,000)       (1,467,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (708,000)         (708,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income (interest)                                               5,000             5,000                 -
      Other expenses (Financing cost)                                  (1,152,000)                -         1,152,000  a
      Interest expense-Accetion of debt discount                                -          (809,000)         (809,000) b
      Gain and loss on derivative valuation                                     -           353,000           353,000  c
      Interest expense                                                     (7,000)         (159,000)         (152,000) d
      Gain on sale of investment                                           36,000            36,000                 -
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (1,118,000)         (574,000)          544,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (1,826,000)       (1,282,000)          544,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (1,826,000)   $   (1,282,000)   $      544,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $        (0.01)   $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $        (0.01)   $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                166,459,000       166,459,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              166,459,000       166,459,000                 -
                                                                   ===============   ===============   ===============

a   Reclassification and effect of properly accounting for embedded derivatives
b   Properly record accretion on Notes
c   Effect of valuation of embedded derivatives
d   Reclassification of interest

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-74


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF CASH FLOWS                       AS PREVIOUSLY
                         SEPTEMBER 30, 2006                            REPORTED        AS RESTATED         CHANGE
                            (Unaudited)                            ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $   (1,826,000)   $   (1,282,000)   $      544,000  a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                    28,000            28,000                 -
          Stock option valuation                                           23,000            23,000                 -
          Change in fair value of derivative liabilities                        -          (353,000)         (353,000) b
          Beneficial conversion interest                                  964,000           809,000          (155,000) c
          Issuance of stock  options and warrants for services             36,000                 -           (36,000) d
          Provision for losses on receivables                              (5,000)           (5,000)                -
          Provision for losses on inventory                               (24,000)          (24,000)                -
(Increase) decrease in:
          Accounts Receivables                                            114,000           114,000                 -
          Inventories                                                       4,000             4,000                 -
          Prepaid and other assets                                        (46,000)          (46,000)                -
Increase (decrease) in:
          Accounts payable                                               (123,000)         (123,000)                -
          Accrued liabilities                                              89,000            89,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                    (766,000)         (766,000)                -

                                                                   ---------------   ---------------   ---------------
Cash flows from investing activities:
          Acquisition of property and equipment                           (19,000)          (19,000)                -
                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (19,000)          (19,000)                -
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on notes payable and long-term debt          (14,000)          (14,000)                -
          Proceeds from issuance of convertible notes                   1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       986,000           986,000                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                        201,000           201,000                 -

Cash, beginning of period                                                  66,000            66,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF PERIOD                                                $      267,000    $      267,000    $            -
                                                                   ===============   ===============   ===============

Supplemental disclosure of cash flow information:
          Cash paid for interest                                   $        4,000    $        4,000
                                                                   ---------------   ---------------
          Cash paid for income taxes                               $            -    $            -
                                                                   ---------------   ---------------

a   Effect of properly accounting for embedded derivatives
b   Effect of valuation of embedded derivatives
c   To properly record accretion on Notes
d   Reclassification of improperly recorded warrant expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-75


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                          BALANCE SHEET                             AS PREVIOUSLY
                        DECEMBER 31, 2006                              REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $      206,000    $      206,000    $            -
   Receivables, net                                                       410,000           410,000                 -
   Inventories, net                                                       945,000           945,000                 -
Prepaid and other assets                                                   11,000            11,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,572,000         1,572,000                 -

Property and equipment, net                                                21,000            21,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    1,932,000    $    1,932,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      400,000    $      400,000    $            -
   Accrued liabilities                                                    802,000           802,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,202,000         1,202,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,288,000                2,655,000         1,367,000        (1,288,000) a
   Derivative liabilities                                                       -           166,000           166,000  b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             2,655,000         1,533,000        (1,122,000)
                                                                   ===============   ===============   ===============
Total liabilities                                                       3,857,000         2,735,000        (1,122,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized,
   612,697 shares issued and outstanding (aggregate
   liquidation preference of $456,000)                                      1,000             1,000                 -
Common stock, $.001 par value, 250,000,000 shares authorized,
   201,956,394 shares issued and outstanding                              202,000           202,000                 -
Additional paid-in capital                                             61,884,000        58,384,000        (3,500,000) c
Accumulated deficit                                                   (64,012,000)      (59,390,000)        4,622,000  d
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (1,925,000)         (803,000)        1,122,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    1,932,000    $    1,932,000    $            -
                                                                   ===============   ===============   ===============

a   Reclassification and effect of properly accounting for embedded derivatives
b   Properly record accretion on Notes
c   Effect of valuation of embedded derivatives
d   Reclassification of interest

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-76


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
              TWELVE MONTHS ENDED DECEMBER 31, 2006                    REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Sales                                                              $    2,195,000    $    2,195,000    $            -
Cost of sales                                                           1,277,000         1,277,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              918,000           918,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (792,000)         (792,000)                -
      Professional fees-related party                                    (187,000)         (187,000)
      Marketing and selling                                              (434,000)         (434,000)                -
      Research and development                                           (250,000)         (250,000)                -
      Gain on settlement of liabilities                                    34,000            34,000                 -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                               (1,629,000)       (1,629,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (711,000)         (711,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income                                                        109,000           109,000                 -
      Other expenses                                                   (1,207,000)                -         1,207,000  a
      Interest expense-Accetion of debt discount                                -          (952,000)         (952,000) b
      Gain and loss on derivative valuation                                     -           570,000           570,000  c
      Interest expense                                                     (7,000)         (214,000)         (207,000) d
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (1,105,000)         (487,000)          618,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (1,816,000)       (1,198,000)          618,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (1,816,000)   $   (1,198,000)   $      618,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $        (0.01)   $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $        (0.01)   $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                175,034,000        175,034,000                -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              175,034,000        175,034,000                -
                                                                   ===============   ===============   ===============

a   Reclassification and effect of properly accounting for embedded derivatives
b   Properly record accretion on Notes
c   Effect of valuation of embedded derivatives
d   Reclassification of interest

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-77


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                     STATEMENTS OF CASH FLOWS                       AS PREVIOUSLY
                         DECEMBER 31, 2006                             REPORTED        AS RESTATED         CHANGE
                                                                   ---------------   ---------------   ---------------

Cash flows from operating activities:
Net income (loss)                                                  $   (1,816,000)   $   (1,198,000)   $      618,000  a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                    31,000            31,000                 -
          Stock option valuation                                           23,000            23,000                 -
          Change in fair value of derivative liabilities                        -          (570,000)         (570,000) b
          Beneficial conversion interest                                  964,000           952,000           (12,000) c
          Issuance of stock  options and warrants for services             36,000                 -           (36,000) d
          Provision for losses on receivables                             (28,000)          (28,000)                -
          Provision for losses on inventory                               (37,000)          (37,000)                -
          (Gain) loss on settlement of liabilities                        (34,000)          (34,000)                -
(Increase) decrease in:
          Accounts Receivables                                             19,000            19,000                 -
          Inventories                                                     (55,000)          (55,000)                -
Increase (decrease) in:
          Accounts payable                                                (30,000)          (30,000)                -
          Accrued liabilities                                              99,000            99,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                    (828,000)         (828,000)                -

                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of property and equipment                           (20,000)          (20,000)                -
                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (20,000)          (20,000)                -
                                                                   ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on notes payable and long-term debt          (12,000)          (12,000)                -
          Proceeds from issuance of convertible notes                   1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       988,000           988,000                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                        140,000           140,000                 -

Cash, beginning of year                                                    66,000            66,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF YEAR                                                  $      206,000    $      206,000    $            -
                                                                   ===============   ===============   ===============

a   Effect of properly accounting for embedded derivatives
b   Effect of valuation of embedded derivatives
c   To properly record accretion on Notes
d   Reclassification of improperly recorded warrant expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-78


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                          BALANCE SHEET                             AS PREVIOUSLY
                          MARCH 31, 2007                               REPORTED        AS RESTATED         CHANGE
                           (Unaudited)                             ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $       66,000    $       66,000    $            -
   Receivables, net                                                       471,000           471,000                 -
   Inventories, net                                                       841,000           841,000                 -
Prepaid and other assets                                                   38,000            38,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,416,000         1,416,000                 -

Property and equipment, net                                                19,000            19,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    1,774,000    $    1,774,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      411,000    $      411,000    $            -
   Accrued liabilities                                                    882,000           882,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,293,000         1,293,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,148,000                2,653,000         1,505,000        (1,148,000) a
   Derivative liabilities                                                       -         1,181,000         1,181,000  b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             2,653,000         2,686,000            33,000
                                                                   ===============   ===============   ===============
Total liabilities                                                       3,946,000         3,979,000            33,000
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock authorized:
   5,000,000 shares, $0.001  par value                                      1,000             1,000                 -
Common stock authorized:
   800,000,000 shares, $.001 par value, 203,986,625 shares
   issued and outstanding at March 31, 2007                               204,000           204,000                 -
Additional paid-in capital                                             61,883,000        58,383,000        (3,500,000) c
Accumulated deficit                                                   (64,260,000)      (60,793,000)        3,467,000  d
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (2,172,000)       (2,205,000)          (33,000)
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    1,774,000    $    1,774,000    $            -
                                                                   ===============   ===============   ===============

a    To properly record debt discount in accordance with SFAS 133
b    Fair valuation of embedded derivatives associated with Notes
c    Reclassification of fully expensed beneficial conversion feature in 2005 and 2006
d    Effect of properly accounting for embedded derivatives

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-79


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                    STATEMENTS OF OPERATIONS                        AS PREVIOUSLY
                THREE MONTHS ENDED MARCH 31, 2007                      REPORTED        AS RESTATED         CHANGE
                          (Unaudited)                              ---------------   ---------------   ---------------

Sales                                                              $      397,000    $      397,000    $            -
Cost of sales                                                             225,000           225,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              172,000           172,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (189,000)         (189,000)                -
      Marketing and selling                                              (115,000)         (115,000)                -
      Research and development                                            (64,000)          (64,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (368,000)         (368,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (196,000)         (196,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income                                                          1,000             1,000                 -
      Other expenses                                                      (52,000)                -            52,000  a
      Interest expense-Accetion of debt discount                                -          (139,000)         (139,000) b
      Gain and loss on derivative valuation                                     -         1,014,000         1,014,000  c
      Interest expense                                                     (1,000)          (53,000)          (52,000) d
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                              (52,000)       (1,205,000)       (1,153,000)
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                          (248,000)       (1,401,000)       (1,153,000)
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $     (248,000)   $   (1,401,000)   $   (1,153,000)
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.00)   $         0.00    $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.00)   $         0.00    $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                203,306,000       203,306,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              203,306,000       203,306,000                 -
                                                                   ===============   ===============   ===============

a   Reclassification and effect of properly accounting for embedded derivatives
b   Properly record accretion on Notes
c   Effect of valuation of embedded derivatives
d   Reclassification of interest

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-80


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                    STATEMENTS OF CASH FLOWS                        AS PREVIOUSLY
                        MARCH 31, 2007                                 REPORTED        AS RESTATED         CHANGE
                         (Unaudited)                               ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $     (248,000)   $   (1,401,000)   $   (1,153,000) a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                     2,000             2,000                 -
          Change in fair value of derivative liabilities                        -         1,014,000         1,014,000 b
          Beneficial conversion interest                                        -           139,000           139,000 c
          Provision for losses on receivables                             (10,000)          (10,000)                -
(Increase) decrease in:
          Accounts Receivables                                            (51,000)          (51,000)                -
          Inventories                                                     104,000           104,000                 -
          Prepaid and other assets                                        (27,000)          (27,000)                -
Increase (decrease) in:
          Accounts payable                                                 11,000            11,000                 -
          Accrued liabilities                                              79,000            79,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                    (140,000)         (140,000)                -

                                                                   ---------------   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             -                 -                 -
                                                                   ---------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                       (140,000)         (140,000)                -

Cash, beginning of period                                                 206,000           206,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF PERIOD                                                $       66,000    $       66,000    $            -
                                                                   ===============   ===============   ===============

Supplemental disclosure of cash flow information:
          Cash paid for interest                                   $        1,000    $        1,000
                                                                   ---------------   ---------------
          Cash paid for income taxes                               $            -    $            -
                                                                   ---------------   ---------------

a   Effect of properly accounting for embedded derivatives
b   Effect of valuation of embedded derivatives
c   To properly record accretion on Notes

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-81


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                        BALANCE SHEET                               AS PREVIOUSLY
                        JUNE 30, 2007                                  REPORTED        AS RESTATED         CHANGE
                         (Unaudited)                               ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $      486,000    $      486,000    $            -
   Receivables, net                                                       388,000           388,000                 -
   Inventories, net                                                     1,002,000         1,002,000                 -
Prepaid and other assets                                                   90,000            90,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,966,000         1,966,000                 -

Property and equipment, net                                                18,000            18,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    2,323,000    $    2,323,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      332,000    $      332,000    $            -
   Accrued liabilities                                                  1,011,000         1,011,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,343,000         1,343,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,355,000                3,589,000         2,234,000        (1,355,000) a
   Derivative liabilities                                                       -           832,000           832,000  b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             3,589,000         3,066,000          (523,000)
                                                                   ===============   ===============   ===============
Total liabilities                                                       4,932,000         4,409,000          (523,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock authorized:
   5,000,000 shares, $0.001  par value                                      1,000             1,000                 -
Common stock authorized:
   800,000,000 shares, $.001 par value, 216,989,225 shares
   issued and outstanding at June 30, 2007                                217,000           217,000                 -
Additional paid-in capital                                             62,935,000        58,435,000        (4,500,000) c
Accumulated deficit                                                   (65,762,000)      (60,739,000)        5,023,000  d
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (2,609,000)       (2,086,000)          523,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    2,323,000    $    2,323,000    $            -
                                                                   ===============   ===============   ===============

a   To properly record debt discount in accordance with SFAS 133
b   Fair valuation of embedded derivatives associated with Notes
c   Reclassification of fully expensed beneficial conversion feature in 2005, 2006 and 2007
d   Effect of properly accounting for embedded derivatives

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-82


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                    STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
                THREE MONTHS ENDED JUNE 30, 2007                     REPORTED        AS RESTATED         CHANGE
                         (Unaudited)                              ---------------   ---------------   ---------------

Sales                                                              $      260,000    $      260,000    $            -
Cost of sales                                                             149,000           149,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              111,000           111,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (309,000)         (309,000)                -
      Marketing and selling                                              (159,000)         (159,000)                -
      Research and development                                           (126,000)         (126,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (594,000)         (594,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (483,000)         (483,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income (interest)                                               3,000             3,000                 -
      Other expenses                                                   (1,062,000)                -         1,062,000  a
      Interest expense-Accetion of debt discount                                -          (197,000)         (197,000) b
      Gain and loss on derivative valuation                                     -           752,000           752,000  c
      Interest expense                                                     (1,000)          (63,000)          (62,000) d
      Gain on sale of investment                                           41,000            41,000                 -
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (1,019,000)          536,000         1,555,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (1,502,000)           53,000         1,555,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (1,502,000)   $       53,000    $    1,555,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $         0.00    $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $         0.00    $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                206,228,000       206,228,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              206,228,000       206,228,000                 -
                                                                   ===============   ===============   ===============

a   Reclassification and effect of properly accounting for embedded derivatives
b   Properly record accretion on Notes
c   Effect of valuation of embedded derivatives
d   Reclassification of interest

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-83


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                    STATEMENTS OF OPERATIONS                        AS PREVIOUSLY
                  SIX MONTHS ENDED JUNE 30, 2007                      REPORTED        AS RESTATED         CHANGE
                         (Unaudited)                               ---------------   ---------------   ---------------

Sales                                                              $      656,000    $      656,000    $            -
Cost of sales                                                             375,000           375,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              281,000           281,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (496,000)         (496,000)                -
      Marketing and selling                                              (273,000)         (273,000)                -
      Research and development                                           (190,000)         (190,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (959,000)         (959,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (678,000)         (678,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income (interest)                                               5,000             5,000                 -
      Other expenses                                                   (1,115,000)                -         1,115,000  a
      Interest expense-Accetion of debt discount                                -          (337,000)         (337,000) b
      Gain and loss on derivative valuation                                     -          (262,000)         (262,000) c
      Interest expense                                                     (1,000)         (116,000)         (115,000) d
      Gain on sale of investment                                           41,000            41,000                 -
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (1,070,000)         (669,000)          401,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (1,748,000)       (1,347,000)          401,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (1,748,000)   $   (1,347,000)   $      401,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $        (0.01)   $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $        (0.01)   $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                204,775,000       204,775,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              204,775,000       204,775,000                 -
                                                                   ===============   ===============   ===============

a   Reclassification and effect of properly accounting for embedded derivatives
b   Properly record accretion on Notes
c   Effect of valuation of embedded derivatives
d   Reclassification of interest

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-84


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                   STATEMENTS OF CASH FLOWS                         AS PREVIOUSLY
                        JUNE 30, 2007                                  REPORTED        AS RESTATED         CHANGE
                         (Unaudited)                               ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $   (1,748,000)   $   (1,346,000)   $      402,000  a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                     3,000             3,000                 -
          Change in fair value of derivative liabilities                        -           262,000           262,000  b
          Beneficial conversion interest                                  939,000           336,000          (603,000) c
          Issuance of stock  options and warrants for services             61,000                 -           (61,000) d
          Provision for losses on inventory                               (22,000)          (22,000)                -
(Increase) decrease in:
          Accounts Receivables                                             44,000            44,000                 -
          Inventories                                                     (57,000)          (57,000)                -
          Prepaid and other assets                                        (79,000)          (79,000)                -
Increase (decrease) in:
          Accounts payable                                                (69,000)          (69,000)                -
          Accrued liabilities                                             208,000           208,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                    (720,000)         (720,000)                -

                                                                   ---------------   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             -                 -                 -
                                                                   ---------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of convertible notes                   1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------

Net change in cash                                                        280,000           280,000                 -

Cash, beginning of period                                                 206,000           206,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF PERIOD                                                $      486,000    $      486,000    $            -
                                                                   ===============   ===============   ===============
Supplemental disclosure of cash flow information:
          Cash paid for interest                                   $        1,000    $        1,000
                                                                   ---------------   ---------------
          Cash paid for income taxes                               $            -    $            -
                                                                   ---------------   ---------------

a   Effect of properly accounting for embedded derivatives
b   Effect of valuation of embedded derivatives
c   To properly record accretion on Notes
d   Reclassification of improperly recorded warrant expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-85


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                         BALANCE SHEET                              AS PREVIOUSLY
                      SEPTEMBER 30, 2007                               REPORTED        AS RESTATED         CHANGE
                          (Unaudited)                             ---------------   ---------------   ---------------

ASSETS

Current assets:
   Cash                                                            $      129,000    $      129,000    $            -
   Receivables, net                                                       515,000           515,000                 -
   Inventories, net                                                     1,095,000         1,095,000                 -
Prepaid and other assets                                                   73,000            73,000                 -
                                                                   ---------------   ---------------   ---------------
Total current assets                                                    1,812,000         1,812,000                 -

Property and equipment, net                                                17,000            17,000                 -
Goodwill                                                                  339,000           339,000                 -
                                                                   ---------------   ---------------   ---------------

Total assets                                                       $    2,168,000    $    2,168,000    $            -
                                                                   ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                $      347,000    $      347,000    $            -
   Accrued liabilities                                                  1,075,000         1,075,000                 -
                                                                   ---------------   ---------------   ---------------
Total current liabilities                                               1,422,000         1,422,000                 -
                                                                   ---------------   ---------------   ---------------

   Convertible notes payable, net of discount $1,099,000                3,455,000         2,355,000        (1,100,000) a
   Derivative liabilities                                                       -           228,000           228,000  b
                                                                   ---------------   ---------------   ---------------
Total long-term liabilities                                             3,455,000         2,583,000          (872,000)
                                                                   ===============   ===============   ===============
Total liabilities                                                       4,877,000         4,005,000          (872,000)
Commitments and contingencies                                                   -                 -                 -

Stockholders' (Deficit):
Preferred stock authorized:
   5,000,000 shares, $0.001  par value                                      1,000             1,000                 -
Common stock authorized:
   800,000,000 shares, $.001 par value, 281,085,819 shares
   issued and outstanding at September 30, 2007                           281,000           281,000                 -
Additional paid-in capital                                             63,005,000        58,505,000        (4,500,000) c
Accumulated deficit                                                   (65,996,000)      (60,624,000)        5,372,000  d
                                                                   ---------------   ---------------   ---------------

Total stockholders' (Deficit)                                          (2,709,000)       (1,837,000)          872,000
                                                                   ---------------   ---------------   ---------------

Total liabilities and stockholders' (Deficit)                      $    2,168,000    $    2,168,000    $            -
                                                                   ===============   ===============   ===============

a   To properly record debt discount in accordance with SFAS 133
b   Fair valuation of embedded derivatives associated with Notes
c   Reclassification of fully expensed beneficial conversion feature in 2005, 2006 and 2007
d   Effect of properly accounting for embedded derivatives

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-86


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                    STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
              THREE MONTHS ENDED SEPTEMBER 30, 2007                   REPORTED        AS RESTATED         CHANGE
                          (Unaudited)                              ---------------   ---------------   ---------------

Sales                                                              $      534,000    $      534,000    $            -
Cost of sales                                                             270,000           270,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              264,000           264,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (191,000)         (191,000)                -
      Marketing and selling                                              (168,000)         (168,000)                -
      Research and development                                            (71,000)          (71,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                                 (430,000)         (430,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (166,000)         (166,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income (interest)                                               3,000             3,000                 -
      Other expenses (financing cost)                                     (70,000)                -            70,000  a
      Interest expense-Accetion of debt discount                                -          (255,000)         (255,000) b
      Gain and loss on derivative valuation                                     -           605,000           605,000  c
      Interest expense                                                     (1,000)          (71,000)          (70,000) d
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                              (68,000)          282,000           350,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                          (234,000)          116,000           350,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $     (234,000)   $      116,000    $      350,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.00)   $         0.00    $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.00)   $         0.00    $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                247,755,000       247,755,000                 -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              247,755,000       247,755,000                 -
                                                                   ===============   ===============   ===============

a    Reclassification and effect of properly accounting for embedded derivatives
b    Properly record accretion on Notes
c    Effect of valuation of embedded derivatives
d    Reclassification of interest

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-87


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                    STATEMENTS OF OPERATIONS                       AS PREVIOUSLY
              NINE MONTHS ENDED SEPTEMBER 30, 2007                    REPORTED        AS RESTATED         CHANGE
                         (Unaudited)                              ---------------   ---------------   ---------------

Sales                                                              $    1,190,000    $    1,190,000   $             -
Cost of sales                                                             645,000           645,000                 -
                                                                   ---------------   ---------------   ---------------

Gross profit                                                              545,000           545,000                 -
                                                                   ---------------   ---------------   ---------------

Operating expenses:
      General and administrative                                         (688,000)         (688,000)                -
      Marketing and selling                                              (442,000)         (442,000)                -
      Research and development                                           (261,000)         (261,000)                -
                                                                   ---------------   ---------------   ---------------

Total operating expenses                                               (1,391,000)       (1,391,000)                -
                                                                   ---------------   ---------------   ---------------

Operating loss                                                           (846,000)         (846,000)                -
                                                                   ---------------   ---------------   ---------------
Other income (expense):
      Other income (interest)                                               8,000             8,000                 -
      Other expenses (financing cost)                                  (1,185,000)                -         1,185,000  a
      Interest expense-Accetion of debt discount                                -          (592,000)         (592,000) b
      Gain and loss on derivative valuation                                     -           342,000           342,000  c
      Interest expense                                                     (2,000)         (187,000)         (185,000) d
      Gain on sale of investment                                           41,000            41,000                 -
                                                                   ---------------   ---------------   ---------------

Total other income (expense)                                           (1,138,000)         (388,000)          750,000
                                                                   ---------------   ---------------   ---------------

Income (loss) before provision for income taxes                        (1,984,000)       (1,234,000)          750,000
Provision for income taxes                                                      -                 -                 -
                                                                   ---------------   ---------------   ---------------

Net (loss)                                                         $   (1,984,000)   $   (1,234,000)   $      750,000
                                                                   ===============   ===============   ===============

Earnings (loss) per common share - basic                           $        (0.01)   $        (0.01)   $            0
                                                                   ---------------   ---------------   ---------------
Earnings (loss) per common share - diluted                         $        (0.01)   $        (0.01)   $            0
                                                                   ===============   ===============   ===============
Weighted average common shares - basic                                219,259,000        219,259,000                -
                                                                   ---------------   ---------------   ---------------
Weighted average common shares - diluted                              219,259,000        219,259,000                -
                                                                   ===============   ===============   ===============

a    Reclassification and effect of properly accounting for embedded derivatives
b    Properly record accretion on Notes
c    Effect of valuation of embedded derivatives
d    Reclassification of interest

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-88


                                                                                       PARADIGM MEDICAL INDUSTRIES, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS
                                                                                                               CONTINUED
------------------------------------------------------------------------------------------------------------------------

                PARADIGM MEDICAL INDUSTRIES, INC.
                    STATEMENTS OF CASH FLOWS                        AS PREVIOUSLY
                      SEPTEMBER 30, 2007                               REPORTED        AS RESTATED         CHANGE
                          (Unaudited)                              ---------------   ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $   (1,984,000)   $   (1,233,000)   $      751,000  a
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
          Depreciation and amortization                                     4,000             4,000                 -
          Change in fair value of derivative liabilities                        -          (343,000)         (343,000) b
          Beneficial conversion interest                                  939,000           592,000          (347,000) c
          Issuance of stock  options and warrants for services             61,000                 -           (61,000) d
          Provision for losses on inventory                               (22,000)          (22,000)                -
(Increase) decrease in:
          Accounts Receivables                                            (83,000)          (83,000)                -
          Inventories                                                    (150,000)         (150,000)                -
          Prepaid and other assets                                        (62,000)          (62,000)                -
Increase (decrease) in:
          Accounts payable                                                (54,000)          (54,000)                -
          Accrued liabilities                                             274,000           274,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH USED IN OPERATING ACTIVITIES                                  (1,077,000)       (1,077,000)                -

                                                                   ---------------   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                   ---------------   ---------------   ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             -                 -                 -
                                                                   ---------------   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of convertible notes                   1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     1,000,000         1,000,000                 -
                                                                   ---------------   ---------------   ---------------
Net change in cash                                                        (77,000)          (77,000)                -

Cash, beginning of period                                                 206,000           206,000                 -
                                                                   ---------------   ---------------   ---------------

CASH, END OF PERIOD                                                $      129,000    $      129,000    $            -
                                                                   ===============   ===============   ===============

Supplemental disclosure of cash flow information:
          Cash paid for interest                                   $        2,000    $        2,000
                                                                   ---------------   ---------------
          Cash paid for income taxes                               $            -    $            -
                                                                   ---------------   ---------------

a    Effect of properly accounting for embedded derivatives
b    Effect of valuation of embedded derivatives
c    To properly record accretion on Notes
d    Reclassification of improperly recorded warrant expense

------------------------------------------------------------------------------------------------------------------------
                                                                                                                    F-89

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

                                        PARADIGM MEDICAL INDUSTRIES, INC.




Dated: July 8, 2008                     By: /s/ Raymond P.L. Cannefax
                                        ----------------------------------------
                                           Raymond P.L. Cannefax,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

     Signature                         Title                              Date


 /s/ Raymond P.L. Cannefax     President and Chief Executive        July 8, 2008
---------------------------    Officer(Principal Executive
Raymond P.L. Cannefax          Officer)



/s/ Randall A. Mackey          Chairman of the Board and            July 8, 2008
---------------------------    Director
Randall A. Mackey



/s/ David M. Silver            Director                             July 8, 2008
---------------------------
David M. Silver, Ph.D.



/s/ Keith D. Ignotz            Director                            July 8, 2008
---------------------------
Keith D. Ignotz



/s/ John C. Pingree            Director                             July 8, 2008
---------------------------
John C. Pingree



/s/ Luis A. Mostacero          Vice President of Finance,           July 8, 2008
---------------------------    Treasurer and Chief Financial
Luis A. Mostacero              Officer, (Principal Financial
                               and Accounting Officer)

--------------------------------------------------------------------------------