Form 10-Q
period 2008-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2008-08-19
CIK 916444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [    ]  No [ X ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	1,395,226,865
Title of Class	Number of Shares
Outstanding as of
July 15, 2008

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED  CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
Assets	June 30, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
Current assets
Cash	$67,000	$321,000
Receivables, net	232,000	624,000
Inventories, net	911,000	847,000
Prepaid and other assets	52,000	27,000
Total current assets	1,262,000	1,819,000

Property and equipment, net	13,000	16,000

Goodwill	339,000	339,000
Total assets	$1,614,000	$2,174,000

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$544,000	370,000
Related party payable	--	46,000
Accrued liabilities	755,000	644,000
Total current liabilities	1,299,000	1,060,000
Convertible notes payable, net of debt discount
of $452,000 and $828,000	3,400,000	3,100,000
Derivative liabilities	27,000	215,000
Total long-term liabilities	3,427,000	3,315,000
Total liabilities	4,726,000	4,375,000
Commitments and contingencies	-	-

Stockholders' (Deficit):
Preferred stock, authorized:
5,000,000 shares, $00l par value,
Series A
Authorized: 500,000 shares; issued and outstanding: 5,627 shares at June 30, 2008	-
Series B
Authorized: 500,000 shares; issued and outstanding: 8,986 shares at June 30, 2008	-
Series C
Authorized: 30,000 shares; issued and outstanding: zero shares at June 30, 2008	-
Series D
Authorized: 1,140,000 shares; issued and outstanding: 5,000 shares at June 30, 2008	-
Series E
Authorized: 50,000 shares; issued and outstanding: 250 shares at June 30, 2008	-
Series F
Authorized: 50,000 shares; issued and outstanding: 4,398.75 shares at June 30, 2008	-
Series G
Authorized: 2,000,000 shares; issued and outstanding: 588,235 shares at June 30, 2008	1,000	1,000
Common Stock, Authorized:
1,400,000,000 shares, $.001 par value; issued and outstanding: 1,297,554,315 at June 30, 2008	1,297,000	545,000
Additional paid-in capital	57,043,000	57,618,000
Accumulated deficit	(61,453,000)	(60,365,000)
Total stockholders' (Deficit)	(3,112,000)	(2,201,000)
Total liabilities and stockholders' (Deficit)	$1,614,000	$2,174,000

The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2008 2007		Six Months Ended June 30, 2008 2007
Sales	$213,000	$260,000	$443,000	$656,000
Cost of Sales	122,000	149,000	264,000	375,000
Gross Profit	91,000	111,000	79,000	81,000
Operating Expenses:
Sales and Marketing	130,000	159,000	311,000	273,000
General and administrative	258,000	309,000	484,000	496,000
Research and development	62,000	126,000	151,000	190,000
Total Operating Expenses	450,000	594,000	946,000	959,000

Operating Income (Loss)	(359,000)	(483,000)	(767,000)	(678,000)

Other Income and (Expenses):
Interest expense - accretion of debt discount	(177,000)	(191,000)	(361,000)	(372,000)
Gain (loss) of derivative valuation	66,000	752,000	192,000	(262,000)
Interest expense	(78,000)	(63,000)	(154,000)	(116,000)
Interest income	--	3,000	2,000	5,000
Settlement of liabilities	--	41,000	--	41,000
Total Other Expenses	(189,000)	542,000	(321,000)	(704,000)

Income (loss) before provision for income	(548,000)	59,000	(1,088,000)	(1,382,000)
Provision for income taxes	--	--	--	--
Net income (loss)	$(548,000)	59,000	(1,088,000)	(1,382,000)

Earnings (loss) Per Common Share - Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Earnings (loss) Per Common Share - Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Common Share - Basic	728,001,150	206,228,000	588,474,381	204,775,000
Weighted Average Common Share - Diluted	728,001,150	206,228,000	588,474,381	204,775,000

         The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income (loss)	$(1,088,000)	$(1,382,000)
Adjustment to Reconcile Net Loss to Net
Cash Used In Operating Activities:
Depreciation and Amortization	3,000	3,000
Stock Option Valuation	14,000	-
Change in Fair Value of Derivative Liabilities	(193,000)	262,000
Beneficial Conversion Interest	361,000	372,000
Provision for losses on receivables	-	(22,000)
(Increase) Decrease from Changes in:
Accounts Receivable	392,000	44,000
Inventories	(66,000)	(57,000)
Prepaid and other assets	(25,000)	(79,000)
Increase (Decrease) in:
Accounts Payable	128,000	(69,000)
Accrued Liabilities	110,000	208,000

Net Cash Used in Operating Activities	(364,000)	(720,000)

Cash Flow from Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Convertible Notes	110,000	1,000,000
Net Cash (Used) Provided by Financing Activities	110,000	1,000,000

Net Change in Cash	(254,000)	280,000

Cash, Beginning of Period	321,000	206,000

Cash, End of Period	67,000	486,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$1,000	$1,000
Cash Paid for Income Taxes	$-	$-
Non-Cash Transaction:
Notes Converted into Common Stock	$186,000	$67,000

               The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Financial Statement Presentation

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007.  The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Net Loss Per Share

Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 75,334,392 and 46,059,392 shares of common stock and preferred stock convertible into 612,497 and 858,688 shares of common stock, and outstanding commitments to issue shares underlying the convertible notes into 27,428,785,714 and 826,857,373 shares of common stock at June 30, 2008 and 2007, respectively, have not been included in loss periods because their inclusion would have been anti-dilutive.

The following table is a reconciliation of the basic earnings per share for the six month periods ended June 30, 2008 and June 30, 2007:

Net Loss Per Share (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Basic weighted average shares outstanding	728,001,150	206,228,000	588,474,381	204,775,000
Common stock equivalents -
convertible preferred stock	612,497	859,000	612,497	859,000
Diluted weighted average shares
outstanding	728,613,647	207,087,000	589,086,878	205,634,000

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

The $2,500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0945, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof  until such amount is paid. The notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.09 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.  On June 16, 2008, the Company agreed to reduce the applicable percentage for calculating the conversion price from 60% to 45% of the average of the three lowest intraday trading prices of the Company's common stock.  The Company agreed to this change as a condition to receiving further funding for its ongoing operations on June 16, 2008.

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

    The $1,500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.  On June 16, 2008, the Company agreed to reduce the applicable percentage for calculating the conversion price from 60% to 45% of the average of the three lowest intraday trading prices of the Company's common stock.  The Company agreed to this change as a condition to receiving further funding for its ongoing operations on June 16, 2008.

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

The $500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.  On June 16, 2008, the Company agreed to reduce the applicable percentage for calculating the conversion price from 60% to 45% of the average of the three lowest intraday trading prices of the Company's common stock.  The Company agreed to this change as a condition to receiving further funding for its ongoing operations on June 16, 2008.

The $500,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.10 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 6Oth day following the issue date of the notes.

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

The $389,010 in convertible notes bear interest at 2% per annum from December 31, 2007. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature on December 31, 2010, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.  On June 16, 2008, the Company agreed to reduce the applicable percentage for calculating the conversion price from 60% to 45% of the average of the three lowest intraday trading prices of the Company's common stock.  The Company agreed to this change as a condition to receiving further funding for its ongoing operations on June 16, 2008.

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

The $250,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.  On June 16, 2008, the Company agreed to reduce the applicable percentage for calculating the conversion price from 60% to 45% of the average of the three lowest intraday trading prices of the Company's common stock.  The Company agreed to this change as a condition to receiving further funding for its ongoing operations on June 16, 2008.

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

    June 16, 2008 Sale of $310,000 in Callable Secured Convertible Notes:  To obtain additional funding for the Company's ongoing operations, the Company entered into a fifth securities purchase agreement on June 16, 2008 with three accredited investors for the sale of (i) $310,000 in convertible notes and (ii) warrants to purchase 10,000,000 shares of its common stock.  The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $310,000 as follows:

$110,000 were disbursed on June 16, 2008;
       $100,000 were disbursed on July 14, 2008 after the Company filed a Schedule 14A preliminary proxy statement for a reverse stock split with the Securities and Exchange Commission; and
       $100,000 will be disbursed upon the effectiveness of the reverse stock split.

    Under the terms of the June 16, 2008 securities purchase agreement, the Company agreed that it would not, without the prior written consent of a majority-in-interest of the investors, negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning June 16, 2008 and ending on the later of (a) 270 days from June 16, 2008, or (b) 180 days from the date the registration statement is declared effective.

In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning June 16, 2008 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro-rata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed equity financing.  Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

The $310,000 in convertible notes bear interest at 8% per annum from the date of issuance.  Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front.  The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month.  Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid.  The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 45% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date.  Accordingly, there is no limit on the number of shares into which the notes may be converted.

The $310,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property.   Moreover, the Company has a call option under the terms of the notes.  The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.02 per share.  An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement.  Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

The Company is required to register the shares of its common stock issuable upon the conversion of the convertible notes and the exercise of the warrants that were issued to the noteholders pursuant to the securities purchase agreement the Company entered in to on June 16, 2008.  The registration statement must be filed with the Securities and Exchange Commission within 60 days of the June 16, 2008 closing date and the effectiveness of the registration is to be within 135 days of such closing date.  Penalties of 2% of the outstanding principal balance of the convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time.  The penalty may be paid in cash or stock at the Company's option.

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

As of December 31, 2005, the carrying amount on the Notes was $341,000, net of the unamortized debt discount of $1,698,000.  Interest expense on the Notes totaled $739,000 for the period ended December 31, 2005, which consisted of $369,000 of normal accretion of the Note discount and $370,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased to $195,000 during the year ended December 31, 2005, which consisted of a fair value of the embedded derivatives of $137,000 and the fair value of the warrants of $58,000.  The corresponding decrease in derivative value was reflected as a gain on derivative valuation on the statements of operations in the amount of $3,975,000.

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

As of December 31, 2006, the carrying amount on the Notes was $1,421,000, net of the unamortized debt discount of $1,235,000.  Interest expense on the Notes totaled $928,000 for the period ended December 31, 2006, which consisted of $721,000 of normal accretion of the Note discount and $207,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $570,000 during the year ended December 31, 2006, which consisted of a decrease in the fair value of the embedded derivatives of $485,000 and the fair value of the warrants of $85,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $570,000 for the year ended December 31, 2006.

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

At December 31, 2007, the carrying amount on the Notes was $3,100,000, net of the unamortized debt discount of $816,000.  Interest expense on the Notes totaled $991,000 for the period ended December 31, 2007, which consisted of $772,000 on normal accretion of the Note discount and $219,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $418,000 during the year ended December 31, 2007, which consisted of a decrease in the fair value of the embedded derivatives of $444,000 and the fair value of the warrants of $22,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $418,000 for the year ended December 31, 2007.

At June 30, 2008, the carrying amount on the Notes was $3,400,000, net of the unamortized debt discount of $440,000.  Interest expense on the Notes totaled $515,000 for the period ended June 30, 2008, which consisted of $112,000 related to the conversion of a portion of the Notes into 253,893,183 shares of the Company's common stock.  The remaining $175,000 recorded as interest expense consisted of $361,000 on normal accretion of the Note discount and $154,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $193,000 during the quarter ended June 30, 2008, which consisted of a decrease in the fair value of the embedded derivatives of $130,000 and the fair value of the warrants of $63,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $189,000 for the quarter ended June 30, 2008.

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

Simple Conversion Calculation

The number of shares of common stock issuable upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, December 23, 2007, and June 16, 2008 is determined by dividing that portion of the principal of the notes to be converted and interest, if any, by the conversion price. For example, assuming conversion of $3,840,030 principal amount of the convertible notes on June 30, 2008 (consisting of $5,139,010 in convertible notes that were sold to the four investors pursuant to securities purchase agreements dated April 27, 2005, February 28, 2006, June 11, 2007, December 24, 2007, and June 16, 2008, plus $389,010 in convertible notes issued on December 19, 2007 in payment of past due interest on the notes, less $1,408,980 in notes converted during the period from June 12, 2005 to June 30, 2008) and a conversion price of $.001 per share with a 55% discount, the number of shares issuable upon conversion would be:

$3,840,030/$.000233 x 45% = 36,624,034,335 shares.

The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, December 23, 2007, and June 16, 2008 is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,840,030 principal amount of the convertible notes (including accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of July 2, 2008 of $.0004 with a 55% discount:

% Below Market	Price Per Share	With 55% Discount	Number of Shares Issuable	% of Outstanding Shares*
25% 50% 75%	$.0003 $.0002 $.0001	$.000135 $.00009 $.000045	28,444,666,666 42,667,000,000 85,334,000,000	2,112% 3,169% 6,338%

*Based on 1,346,390,590 shares outstanding.

As illustrated, the number of shares of common stock issuable upon conversion of the Company's callable secured convertible notes will increase if the market price of the Company's common stock declines, which will cause dilution to existing stockholders.

Adjustable Conversion Price of Convertible Notes

The convertible notes are convertible into shares of the Company's common stock at a 55% discount to the trading price of the common stock prior to the conversion.  The significant downward pressure on the price of the common stock as the noteholders convert and sell material amounts of common stock could encourage short sales by investors.  This could place further downward pressure on the price of the common stock.  The noteholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause further downward pressure on the stock price.  In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may have a depressive effect on the market price of the common stock.

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

Failure to Repay Convertible Notes May Require Company Operations to Cease

On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of convertible notes.  On February 28, 2006, the Company entered into another securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of convertible notes.  On June 11, 2007, and December 24, 2007, the Company entered into third and fourth securities purchase agreements for the sale of an aggregate of $750,000 principal amount of convertible notes.  On December 19, 2007, the Company issued an additional $389,010 in convertible notes as payment of past due interest owing on the outstanding convertible notes.  On June 16, 2008, the Company entered into a fifth securities purchase agreement for the sale of an aggregate of $310,000 principal amount of convertible notes.  These convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of the Company's common stock.  The Company currently has $3,840,030 in convertible notes outstanding.  Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of the Company's property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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

Preferred Stock Conversions

Under the Company's Certificate of Incorporation, holders of the Company's Class A and Class B preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the six months ended June 30, 2008 no shares of Series A preferred stock and no shares of Series B preferred stock were converted to the Company's common stock.

Holders of Series D preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the six months ended June 30, 2008 no shares of Series D preferred stock were converted to the Company's common stock.

Holders of Series E preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the six months ended June 30, 2008 no shares of Series E preferred stock were converted to the Company's common stock.

Holders of Series F preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the six months ended June 30, 2008, no shares of Series F preferred stock were converted to the Company's common stock.

Holders of Series G preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the six months ended June 30, 2008, no shares of Series G preferred stock were converted to shares of the Company's common stock.

Warrants

The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes option pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date.  As a result of the financing the Company completed on April 27, 2005 involving the sale of $2,500,000 in convertible notes, the Company granted warrants to the noteholders to purchase  16,534,392 shares of its common stock.  The warrants have an exercise price of $.20 per share and expire on April 27, 2010.  As a result of the financing the Company completed on February 28, 2006, involving the sale of $1,500,000 in convertible notes, the Company granted that warrants to the noteholders to purchase 12,000,000 shares of its common stock.  The warrants have an exercise price of $.10 per share and expire on February 27, 2011.  As a result of the financing the Company completed on June 11, 2007, involving the sale of $500,000 in convertible notes, the Company granted warrants to the noteholders to purchase 10,000,000 shares of its common stock.  The warrants have an exercise price of $.005 per share and expire on June 11, 2014.  As a result of the financing the Company completed on December 23, 2007, involving the sale of $250,000 in convertible notes, the Company granted warrants to the noteholders to purchase 10,000,000 shares of its common stock.  The warrants have an exercise price of $.001 per share and expire on December 23, 2014.  As a result of the financing that the Company completed on June 16, 2008, involving the sale of $110,000 in convertible notes, the Company granted warrants to the noteholders to purchase 10,000,000 shares of its common stock.  The warrants have an exercise price of $.001 per share and expire on June 16, 2015.

Related Party Transactions

Payments for legal services to the firm of which the Company's Chairman of the Board is a partner were $45,000 and $145,000 for the six months ended June 30, 2008 and 2007 respectively.

Accrued Expenses

Accrued expenses consist of the following at June 30, 2008 and December 31, 2007:

Litigation reserve	$ 236,000
Interest expense on notes payable	153,000
Payroll and employee benefits	37,000
Sales tax payable	18,000
Customer deposits	62,000
Warranty and return allowance	224,000
Other accrued expenses	25,000
Total	$ 755,000

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

The Company is engaged in the design, development, manufacture and sale of high technology diagnostic eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow.  As seen in the results for the three months ended June 30, 2008, diagnostic products have been the major focus and the Photon™ and other extensive research  and development projects have been put on hold pending future evaluation when the Company's financial position improves.  The Company does not focus on a specific diagnostic product or products but, instead, on the entire diagnostic group.

Results of Operations

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Net sales for the three months ended June 30, 2008 decreased by $47,000, or 18%, to $213,000 as compared to $260,000 for the same period of 2007.  This reduction in sales was primarily due to decreased sales of the P40, P45 and P60 Ultrasound Biomicroscopes, the P37, P37II and P2700 Ocular Ultrasound Diagnostic A/B Scan, the P2000 A-Scan Biometric Ultrasound Analyzer, the P2200 and P2500 Pachymetric Analyzers, and the Blood Flow Analyzer™.

For the three months ended June 30, 2008, sales from the Company’s diagnostic products totaled $185,000, or 87% of total revenues, compared to $198,000, or 76% of total revenues for the same period of 2007. The remaining 13% of sales, or $28,000 during the three months ended June 30, 2008, was from parts, disposables, and service revenue.

Sales of the P60 UBM Ultrasound Biomicroscope decreased by $5,000 to $35,000, or 16% of total revenues, for the three months ended June 30, 2008, compared to $40,000, or 15% of total revenues, for the same period last year.  Sales of the Blood Flow Analyzer™ increased by $11,000 to $47,000, or 22% of total revenues, for the three months ended June 30, 2008, compared to net sales of $36,000, or 14% of total revenues, during the same period in 2007.  Sales from the P37 and P37-II A/B Scan Ocular Ultrasound Diagnostic devices decreased by $27,000 to $21,000, or 10% of total revenues for the three months ended June 30, 2008, compared to $48,000, or 18% of total revenues, during the same period in 2007.  Sales of the P2200,and P2500 Pachymetric Analyzers, and the P2000 A-Scan Biometric Ultrasound Analyzer decreased by $9,000 to $4,000, or 2% of total revenues, for the three month period ended March 31, 2008, compared to $13,000, or 5% of total revenues, for the same period of 2007.  Combined sales of the LD 400 and TKS 5000 Autoperimetry Systems increased by $17,000 to $78,000, or 37% of the total revenues, for the three months ended June 30, 2008, compared to $61,000, or 23% of total revenues, for the same period of 2007.

Sales have been lower during the three months ended June 30, 2008 for the Company due to a variety of reasons.  Sales of the P60 UBM Ultrasound Biomicroscope were reduced primarily due to the delayed introduction of new software for the P60, which received FDA 510(k) premarket approval on May 26, 2005, allowing the device to be sold in the United States.  The hardware problems have since been resolved and the Company continues to work on improving the software package for the P60.

The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 UBM Ultrasound Biomicroscope, the Blood Flow Analyzer™, the LD400 Antoperimetry System, the P37-II Ocular Ultrasound Diagnostic A/B Scan, the 2200 and 2500 Pachymetric Analyzers, the P2000 A-Scan Biometric Ultrasound Analyzer, and the Lace Perg through increased clinical awareness, ongoing product development, improved marketing plans and strategic product replacement, and ongoing development of the LD400 perimeter and the Lace Perg.  The Blood Flow Analyzer™ is expected to have a new CPT reimbursement code for Medicare insurance providers issued in 2009, reversing the downward sales trend experienced by the Blood Flow Analyzer™.

Gross profit for the three months ended June 30, 2008 was 43% of total revenues.  This gross profit was the same as the gross profit for the comparable period in 2007.  There was no increase to cost of sales as a result of a charge to the reserve for obsolete inventory in 2007.

Marketing and selling expenses decreased by $29,000, or 18%, to $130,000, for the three months ended June 30, 2008, from $159,000 for the comparable period in 2007.  This decrease was due primarily to a reduction in overall marketing expenses, related travel expenses and a general reduction in staff.

General and administrative expenses decreased by $51,000, or 17%, to $258,000 for the three months ended June 30, 2008, from $309,000 for the comparable period in 2007.  This decrease was primarily due to a reduction in salaries as a result of a general reduction in staff.

Also, during the three months ended June 30, 2008, the Company has not been able to collect receivables that were previously allowed in the allowance for doubtful accounts.  During the three months ended June 30, 2008, the Company has not increased the allowance for doubtful accounts.

Research, development and service expenses decreased by $64,000, or 51%, to $62,000 for the three months ended June 30, 2008, compared to $126,000in the same period of 2007.  This decrease was mainly due to a reduction of funding available for the marketing of new products and a reduction in staff.

Six Months ended June 30, 2008, Compared to Six Months ended June 30, 2007.

Net sales for the six months ended June 30, 2008 decreased by $213,000, or 33%, to $443,000 as compared to $656,000 for the same period of 2007.  This reduction in sales was primarily due to decreased sales of the P40, P45 and P60 Ultrasound Biomicroscopes, the P37, P37II and P2700 Ocular Ultrasound Diagnostic A/B Scan, the P2000 A-Scan Biometric Ultrasound Analyzer, the P2200 and P2500 Pachymetric Analyzers, and the Blood Flow Analyzer™.

For the six months ended June 30, 2008, sales from the Company’s diagnostic products totaled $369,000, or 83% of total revenues, compared to $568,000, or 87% of total revenues for the same period of 2007. The remaining 17% of sales, or $74,000 during the six months ended June 30, 2008, was from parts, disposables, and service revenue.

Sales of the P60 UBM Ultrasound Biomicroscope decreased by $155,000 to $40,000 or 9% of total revenues, for the six months ended June 30, 2008, compared to $195,000, or 30% of total revenues, for the same period last year.  Sales of the Blood Flow Analyzer™ decreased by $17,000 to $49,000 or 11% of total revenues, for the six months ended June 30, 2008, compared to net sales of $66,000, or 10% of total revenues, during the same period in 2007.  Sales from the P37 and P37-II A/B Scan Ocular Ultrasound Diagnostic devices decreased by $78,000 to $61,000, or 14% of total revenues for the six months ended June 30, 2008, compared to $139,000 or 21% of total revenues, during the same period in 2007.  Sales of the P2200,and P2500 Pachymetric Analyzers, and the P2000 A-Scan Biometric Ultrasound Analyzer decreased by $28,000 to $11,000, or 2% of total revenues, for the three month period ended June 30, 2008, compared to $39,000, or 6% of total revenues, for the same period of 2007.  Combined sales of the LD 400 and TKS 5000 Autoperimetry Systems increased by $78,000 to $208,000, or 47% of the total revenues, for the six months ended June 30, 2008, compared to $130,000 or 20% of total revenues, for the same period of 2007.

Sales have been lower during the six months ended June 30, 2008 for the Company due to a variety of reasons.  Sales of the P60 UBM Ultrasound Biomicroscope were reduced primarily due to the delayed introduction of new software for the P60, which received FDA 510(k) premarket approval on May 26, 2005, allowing the device to be sold in the United States.  The hardware problems have since been resolved and the Company continues to work on improving the software package for the P60.

The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 UBM Ultrasound Biomicroscope, the Blood Flow Analyzer™, the LD400 Antoperimetry System, the P37-II Ocular Ultrasound A/B Scan Diagnostics, the 2200 and 2500 Pachymetric Analyzers, the P2000 A-Scan Biometric Ultrasound Analyzer, and the Lace Perg through increased clinical awareness, ongoing product development, improved marketing plans and strategic product replacement, and ongoing development of the LD400 perimeter and the Lace Perg.  The Blood Flow Analyzer™ is expected to have a new CPT reimbursement code for Medicare insurance providers issued in 2009, reversing the downward sales trend experienced by the Blood Flow Analyzer™.

Gross profit for the six months ended June 30, 2008 decreased by 2% to 40% of total revenues, compared to 43% of total revenues for the same period in 2007.  This decrease in gross profit was mainly due to increased costs of parts and labor.  There was no increase to cost of sales as a result of a charge to the reserve for obsolete inventory in 2007.

Marketing and selling expenses increased by $38,000, or 14%, to $311,000, for the six months ended June 30, 2008, from $273,000 for the comparable period in 2007.  This increase was due primarily to an increase in training expenses and related travel expenses associated with the introduction of the Lace Perg.

General and administrative expenses decreased by $12,000, or 2%, to $484,000 for the six months ended June 30, 2008, from $496,000 for the comparable period in 2007.  This decrease was primarily due to a reduction in salaries as a result of a general reduction in staff.

Also, during the six months ended June 30, 2008, the Company has not been able to collect receivables that were previously allowed in the allowance for doubtful accounts.  During the six months ended June 30, 2008, the Company has not increased the allowance for doubtful accounts.

Research, development and service expenses decreased by $39,000, or 21%, to $151,000 for the six months ended June 30, 2008, compared to $190,000 in the same period of 2007.  This decrease was mainly due to the completion in the development of the P60 UBM software revision, a reduction of funding available for the marketing of new products, and a reduction of staff.

Liquidity and Capital Resources

The Company used $364,000 in cash in operating activities for the six months ended June 30, 2008, compared to $720,000 for the six months ended June 30, 2007.  The decrease in cash used for operating activities for the six months ended June 30, 2008 was primarily attributable to the Company's net loss and increases in inventory, and a significant decrease of the change of the fair value of derivative liabilities. There was no cash used for investment activities for the six months ended June 30, 2008, compared to no cash used for investment activities for the same period in 2007. Net cash used in financing activities was $110,000 for the six months ended June 30, 2008, compare to $1,000,000 in the same period in 2007. The Company had a working capital deficit of $37,000 as of June 30, 2008. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

As of June 30, 2008, the Company had net operating loss carryforwards (NOLs) of approximately $56 million. These loss carryforwards are available to offset future taxable income, if any, and have begun to expire in 2001and extend for twenty years. The Company's ability to use net operating loss carryforwards (NOLs) to offset future income is dependent upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs being utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

As of June 30, 2008, the Company had accounts payable of $544,000, a significant portion of which was over 90 days past due, compared to accounts payable of $332,000  as of June 30, 2007. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has operating lease obligations that require the payment of approximately $110,000 in 2008, and $108,000 in 2007.

The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 32% of total outstanding receivables as of June 30, 2008, compared to 15% of total outstanding receivables as of June 30, 2007.

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

The Company carried an allowance for obsolete or estimated non-recoverable inventory of $244,000 at June 30, 2008 and $1,320,000 at June 30, 2007, or 21% and 57% of total inventory, respectively. The Company’s means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon™ laser system, which does not yet have FDA approval in order to sell the product domestically.  Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

At this time, the Company’s Photon™ Laser Ocular Surgery Workstation requires regulatory FDA approval in order to be sold in the United States.  Any possible future efforts to complete the clinical trials on the Photon™ in order to file for FDA approval would depend on the Company obtaining adequate funding.  The Company estimates that the funds needed to complete the clinical trials in order to obtain the necessary regulatory approval on the Photon™ to be approximately $2,500,000.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of Statement No. 115 ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective on January 1, 2008, and is not expected to have a material effect on the Company's consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162").  FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of  Present Fairly in Conformity with Generally Accepted Accounting Principles.  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP).  The Company has not completed its evaluation of the effects, if any, that SFAS 162 may have on its consolidated financial position, results of operations and cash flows.

Item 3.  Controls and Procedures

a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including  its principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2008.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports  it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

b)	Changes in internal controls over financial reporting.

During the three months ended June 30, 2008, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc.  The complaint claims that $49,626 plus interest is due for the leasing of three copy machines that were delivered to the Company’s Salt Lake City facilities on or about April of 2000.  The action also seeks an award of attorney’s fees and costs incurred in the collection.  The Company filed an answer to the complaint disputing the amounts allegedly owed due to machine problems and a claimed understanding with the vendor.  The Company returned two of the machines. Due to an assignment, CIT Technology Financing Services I, LLC is the substitute plaintiff.  Formal discovery has been in progress.  On June 26, 2008, the Company filed a third party complaint against certain entities.  A new schedule for the case is being prepared for presentation to the court.  Settlement discussions are also in process.  The Company believes the claims are without merit and intends to vigorously defend against such action.
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

The $389,010 in convertible notes bear interest at 2% per annum from December 31, 2007. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature on December 31, 2010, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.  On June 16, 2008, the Company agreed to reduce the applicable percentage for calculating the conversion price from 60% to 45% of the average of the three lowest intraday trading prices of the Company's common stock.  The Company agreed to this change as a condition to receiving further funding for its ongoing operations on June 16, 2008.

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

The $250,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.    On June 16, 2008, the Company agreed to reduce the applicable percentage for calculating the conversion price from 60%, to 45% of the average of the three lowest intraday trading prices of the Company's common stock.  The Company agreed to this change as a condition to receiving further funding for its ongoing operations on June 16, 2008.

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

June 16, 2008 Sale of $310,000 in Callable Secured Convertible Notes:  To obtain additional funding for the Company's ongoing operations, the Company entered into a fifth securities purchase agreement on June 16, 2008 with three accredited investors for the sale of (i) $310,000 in convertible notes and (ii) warrants to purchase 10,000,000 shares of its common stock.  The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $310,000 as follows:

•	$110,000 were disbursed on June 16, 2008;
$100,000 were disbursed on July 14, 2008 after the Company filed a Schedule 14A preliminary proxy statement for a reverse stock split with the Securities and Exchange Commission; and
$100,000 will be disbursed upon the effectiveness of the reverse stock split.

Under the terms of the June 16, 2008 securities purchase agreement, the Company agreed that it would not, without the prior written consent of a majority-in-interest of the investors, negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning June 16, 2008 and ending on the later of (a) 270 days from June 16, 2008, or (b) 180 days from the date the registration statement is declared effective.

In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning June 16, 2008 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro-rata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed equity financing.  Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

The $310,000 in convertible notes bear interest at 8% per annum from the date of issuance.  Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front.  The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $.0275, for each trading day during that month.  Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid.  The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 45% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date.  Accordingly, there is no limit on the number of shares into which the notes may be converted.

The $310,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property.   Moreover, the Company has a call option under the terms of the notes.  The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.02 per share.  An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement.  Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

The Company is required to register the shares of its common stock issuable upon the conversion of the convertible notes and the exercise of the warrants that were issued to the noteholders pursuant to the securities purchase agreement the Company entered in to on June 16, 2008.  The registration statement must be filed with the Securities and Exchange Commission within 60 days of the June 16, 2008 closing date and the effectiveness of the registration is to be within 135 days of such closing date.  Penalties of 2% of the outstanding principal balance of the convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time.  The penalty may be paid in cash or stock at the Company's option.

Adjustable Conversion Price of Convertible Notes

The callable secured convertible notes are convertible into shares of the Company's common stock at a 55% discount to the trading price of the common stock prior to the conversion.  The significant downward pressure on the price of the common stock as the noteholders convert and sell material amounts of common stock could encourage short sales by investors.  This could place further downward pressure on the price of the common stock.  The noteholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause further downward pressure on the stock price.  In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may have a depressive effect on the market price of the common stock.

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

PARADIGM MEDICAL INDUSTRIES, INC.

August 18, 2008	/s/ Raymond P.L. Cannefax
Raymond P.L. Cannefax
President and Chief Executive Officer

August 18, 2008	/s/ Luis A. Mostacero
Luis A. Mostacero
Chief Financial Officer, Treasurer and Secretary