Form 10KSB/A
period 2007-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2008-09-29
CIK 916444

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
Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I

Item 1. Description of Business

General

The Company develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic instrumentation and related accessories, including disposable products. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company's cataract removal system, the PhotonTM laser system, is a laser cataract surgery system designed to be marketed as the next generation of cataract removal. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2007, diagnostic products are currently the Company's major focus and the PhotonTM and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves. Due to the lack of FDA approval and the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the majority of the inventory associated with the PhotonTM. In addition, most inventory associated with the Precisionist Thirty ThousandTM has been reserved due to the estimated lack of recoverability. The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products. The PhotonTM can be sold in markets outside of the United States. Both the PhotonTM and the Precisionist Thirty ThousandTM, although not currently manufactured, have been manufactured in the past as an Ocular Surgery WorkstationTM.

The Company's diagnostic products include a P2000 pachymetric analyzer, a P37 Ultrasonic A/B Scan, P40, P45 and P60 UBM Ultrasound Biomicroscopes, a P37 A/B Scan, two perimeters, the Blood Flow AnalyzerTM, and the Glaid.  The diagnostic ultrasonic products including the P2000 pachymetric analyzer, the P37 Ultrasonic A/B Scan and the P40 UBM Ultrasound Biomicroscope were acquired from Humphrey Systems, a division of Carl Zeiss in 1998.  The Company  developed and offered for sale in the fall of 2000 the P45, which combines the P37 Ultrasonic A/B Scan and the UBM biomicroscope in one machine. In addition, the Company developed and offered for sale in March 2005 the P60, which represents the fourth generation of UBM devices and has better visual clarity and image flexibility than earlier versions. The perimeter and the corneal topographer were added when the Company acquired the outstanding shares of the stock of Vismed, Inc. d/b/a/ DiconTM in June 2000. The Company purchased Ocular Blood Flow, Ltd. in June 2000 whose principal product is the Blood Flow AnalyzerTM. This product is designed for the measurement of intraocular pressure and pulsatile ocular blood flow volume for detection and monitoring of glaucoma. The Company is currently developing additional applications for all of its diagnostic products.

In June 1997, the Company received FDA clearance to market the Blood Flow AnalyzerTM for measurement of intraocular pressure and pulsatile ocular blood flow for the detection of glaucoma and other retina related diseases. Ocular blood flow is critical, the reduction of which may cause nerve fiber bundle death through oxygen deprivation, thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow AnalyzerTM is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. In June 2000, the Company purchased Occular Blood Flow, Ltd., the manufacturer of the Blood Flow AnalyzerTM. The terms and conditions of the sale were $100,000 in cash and 100,000 shares of common stock. In April 2001, the Company received authorization to use a common procedure terminology or CPT code from the American Medical Association for procedures performed with the Blood Flow AnalyzerTM, for reimbursement purposes for doctors using the device. However, certain payers have elected not to reimburse doctors using the Blood Flow AnalyzerTM.

On July 23, 1998, the Company entered into an Agreement for Purchase and Sale of Assets with the Humphrey Systems Division of Carl Zeiss, Inc. to acquire the ownership and manufacturing rights to certain assets of Humphrey Systems that are used in the manufacturing and marketing of an ultrasonic microprocessor-based line of ophthalmic diagnostic instruments, including the Ultrasonic Biometer Model 820, the A/B Scan System Model 837, the Ultrasound Pachymeter Model 855, and the Ultrasound Biomicroscope Model 840, and all accessories, packaging and end-user collateral materialsfor each of the product lines for the sum of $500,000, payable in the form of 78,947 shares of common stock which were issued to Humphrey Systems and 26,316 shares of common stock which were issued to business broker Douglas Adams. If the net proceeds received by Humphrey Systems from the sale of the shares issued pursuant to the Agreement was less than $375,000, after payment of commissions, transfer taxes and other expenses relating to the sale of such shares, the Company would be required to issue additional shares of common stock, or pay additional funds to Humphrey Systems as would be necessary to increase the net proceeds from the sale of the assets to $375,000. Since Humphrey Systems realized only $162,818 from the sale of 78,947 shares of its common stock, the Company issued 80,000 additional shares in January 1999 to enable Humphrey Systems to receive its guaranteed amount. The amount of $21,431 was paid to the Company as excess proceeds from the sale of this additional stock.

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

On October 21, 1999, the Company purchased Mentor's surgical product line, consisting of the Phaco SlSteniFM, the OdysseyTM and the Surg-E-Tro1TM. This acquisition was an attempt to round out the Company's cataract surgery product line by adding entry-level, moderately priced cataract surgery products. The transaction was paid for with $1.5 million worth of the Company's common stock. Due to the lack of sales volume of these products, they were determined to be obsolete and a reserve was established to offset all inventory associated with these products. During the fourth quarter of 2003, the Company sold all inventory rights associated with the SlStemTM and OdysseyTM for $125,000.

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

In January 2002, the Company purchased the InnovatomeTM microkeratome of Innovative Optics, Inc. by issuing an aggregate of 1,272,825 shares of its common stock, warrants to purchase 250,000 shares of its common stock at $5.00 per share, exercisable over a period of three years from the dosing date, and $100,000 in cash. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141. The Company acquired from Innovative Optics raw materials, work in process and finished goods inventories. Additionally, the Company acquired the furniture and equipment used in the manufacturing process of the microkeratome console and the inspection and packaging of the disposable blades.

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

On December 3, 2003, the Company executed a purchase agreement with American Optisurgical, Inc. for the sale of the Mentor surgical products line, consisting of the Phaco SIStemTM and the OdysseyTM. The assets sold in the transaction included patents, trademarks, software codes and programs, supplies, work in process, finished goods, and molds related to the equipment. The purchase price paid to the Company by American Optisurgical for the assets was $125,000. The purchase agreement also contained a noncompete provision in which the Company agreed for a period of three years from the closing date not to own, manage, operate or control any business that competes with cataract removal equipment substantially the same as the proprietary technology of the Phaco SlStemTM and the OdysseyTM.

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

In March 2005, the Company introduced the P60 UBM Ultrasound Biomicroscope. The P60 Biomicroscope represents the fourth generation of UBM devices and has better visual clarity and image flexibility than earlier versions. On March 1, 2005, the Company was awarded the CE Mark for the P60, which enables it to market the device in 19 Western European countries, most of the Middle East and India, and some parts of Asia and the Pacific Rim. On May 26, 2005, the Company received FDA 510(k) premarket approval for the P60, which allows it to be sold in the United States. On February 9, 2006,the Company received a Canadian device license for the P60, which allows it to be sold in Canada.

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

MEDA provides the Company with several ultrasound devices. These devices include the P37-legal issues A/B Scan, the P2000 A-Scan Biometric AnalyzerTM, P2200 Pachymeter and the P2500, which is a combined A-Scan and pachymeter. MEDA also manufactures the P2700, P3700, and P37-II A/B Scans and the P50 Ultrasound Biomicroscope. The agreement provides exclusive distribution rights to the Company throughout most of the world, including the United States and Canada, once FDA approval is received on these devices.

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

On January 31 and February 1, 2007, MEDA received FDA 510(k) premarket approval for a new generation of ultrasound devices. This approval allows the new devices to be sold in the United States. The new ultrasound devices, which are to be manufactured by MEDA and sold by the Company in the United States, include the P2000 A-Scan (used to measure axial length of the eye), the P2200 Pachymeter (used for measuring corneal thickness), the P2500 AScan/Pachymeter (a combination of the two stand alone devices), the P2700 AB/Scan (an ultrasound imaging device for detecting abnormalities within the eye) and the P37-II (a more advanced AB/Scan used to provide portability for ophthalmology veterinary applications) and the P50 Ultrasound Biomicroscope for high frequency imaging of the anterior chamber of the eye.

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

The term of the agreement is for twelve months unless extended by mutual consent. As compensation for its services, the Company agrees to provide equity Source Partners with an advisory fee equal to an aggregate of 3% of the outstanding shares of the Company's common stock. In addition, the Company agrees to pay Equity Source Partners a cash fee equal to 7.5º%o of the gross proceeds from the sale of securities to investors that were introduced to the Company by Equity Source Partners and a cash fee equal to 3% of the gross proceeds received from the sale of securities to investors that were not introduced by Equity Source Partners.

On January 16, 2008, the Company entered into a consulting agreement with Corcoran Consulting Group, which specializes in medical reimbursement issues for optometry and ophthalmology. The Company plans to work with Corcoran Consulting Group to create a new common procedure technology, or CPT code number, for reimbursement purposes for physicians and practitioners using the Blood Flow AnalyzerTM. In addition, the Company plans to work with Corcoran Consulting Group to offer educational seminars for physicians and practitioners who purchase the Blood Flow AnalyzerTM.

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

Surgical use of ultrasonics in ophthalmology is limited to treatment of cataract lenses in the eye through a procedure called phacoemulsification or "phaco." A primary objective of cataract surgeries is the removal of the opacified (cataract) lens through an incision that is as small as possible. The opacified lens is then replaced by a new synthetic lens intraocular implant. Phaco technology involves a process by which a cataract is broken into small pieces using ultrasonic shock waves delivered through a hollow, open-ended metal needle attached to a hand held probe. The fragments of cataracts tissue are then removed through aspiration. Phaco systems were first designed in the late 1960's after various attempts by surgeons to use other techniques to remove opacified lenses, including crushing, cutting, freezing, drilling and applying chemicals to the cataract. By the mid-1970's, ultrasound had proven to be the most effective technology to fragment cataracts. Market Scope's (Manchester, Missouri), The 2001 Report on the Worldwide Cataract Market, January 2001 indicates that phaco cataract treatment was the technology for cataract removal used in over 80% of surgeries in the United States and over 20%of all foreign surgeries.

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

Precisionist Thirty ThousandTM.  The Precisionist Thirty ThousandTM is the Company's core phaco surgical technology. The PrecisionistTM was placed into production and offered for sale in 1997.  Although manufactured in the past, the PrecisionistTM is not currently being manufactured.  As a phaco cataract surgery system, the Company believes the PrecisionistTM with its new fluidics panel is equal or superior to the present competitive systems in the United States. However, due to the lack of recent sales, the majority of the Company's inventory associated with the Precisionist Thirty ThousandTM has been estimated to be obsolete and therefore a reserve for such inventory has been recorded. The system features a graphic color display and unique proprietary on board computer and graphic user interface linked to a soft key membrane panel for flexible programmable operation. The system provides real-time "on-the-fly" adjustment capabilities for each surgical parameter during the surgical procedure for high volume applications. In addition, the PrecisionistTM provides one hundred pre-programmable surgery setups, with a second level of subprogrammed custom modes within each major surgical screen (i.e., ultrasound phaco and irrigation/aspiration modes).

The PrecisionistTM also features the Company's proprietary fluidics panel which is completely noninvasive for improved sterility and to provide a surgical environment in the eye that virtually eliminates fluidic surge and solves chamber maintenance problems normally associated with phaco cataract surgery. This fluidics system provides greater control for the surgeon and allows the safe operation at much higher vacuum settings by sampling changes in aspiration I00 times per second. Greater vacuum in phaco surgery means less use of ultrasound or laser energy to fragment the cataract and less chance for surrounding tissue damage. In addition to the full complement of surgical modalities (e.g., irrigation, aspiration, bipolar coagulation and anterior vitrectomy), system automation includes "dimensional" audio feedback of vacuum levels and voice confirmation for major system functions, providing an intuitive environment in which the advanced phaco surgeon can concentrate on the surgical technique rather than the equipment. Sales of the PrecisionistTM and related accessories were 0% of total revenues in both the fiscal years 2006 and 2005, respectively.

Ocular Surgery WorkstationTM. The Ocular Surgery WorkstationTM comprises the base system of the Precisionist Thirty ThousandTM and is the first system, to the Company's knowledge, which uses the expansive capabilities of today's advanced computer technology to offer seamless open architecture expandability of the system hardware and software modules. The WorkstationTM utilizes an embedded open architecture computer developed for the Company and controlled by a proprietary software system developed by the Company that interfaces with all components of the system. Ultrasound, fluidics (irrigation), aspiration, venting, coagulation and anterior vitrectomy (pneumatic) are all included in the base model. Each component is controlled as a peripheral module within this fully integrated system. This approach allows for seamless expansion and refinement of the WorkstationTM with the ability to add other hardware and software features. Expansion such as the Company's PhotonTM laser system and hardware for additional surgical applications are easily implemented by means of a preexisting expansion rack, which resides in the base of the WorkstationTM. These expanded capabilities could include, but would not be limited to laser systems, video surgical fiber optic imaging, cutting and electrosurgery equipment. However, there is no guarantee that the WorkstationTM will be accepted in the marketplace. If the FDA approves the PhotonTM, the Company will refer to the WorkstationTM as the PhotonTM Ocular Surgery WorkstationTM. To date, the Company has not commercially developed or offered for sale any other added hardware or software features to its WorkstationTM

PhotonTM Laser System: The PhotonTM laser cataract system, which is still subject to FDA approval, is designed to be installed as a seamless plug-in upgrade or add-on to the Company's Precisionist' Ocular Surgery WorkstationTM. The plug-in platform concept is unique in the ophthalmic surgical market for systems of this magnitude and presents a unique market opportunity for the Company. The main elements of the laser system are the Nd:YAG laser module, PhotonTM laser software package and interchangeable disposable hand held fiber optic laser cataract probe. The PhotonTM laser utilizes the on board microprocessor computer of the WorkstationTM to generate short pulse laser energy developed through the patented LCPTM to targeted cataract tissue inside the eye, while simultaneously irrigating the eye and aspirating the diseased cataract tissue from the eye. The probe is smaller in diameter than conventional ultrasound phaco needles and presents no damaging vibration or heat build up in the eye. The Company's Phase I clinical trials demonstrated that this probe could easily reduce the size of the cataract incision from 3.0 mm to under 2.0 mm thereby reducing surgical trauma and complementing current foldable intraocular implant technology.

The laser probe may also eliminate any possibility for burns around the incision or at the cornea and may therefore be used with cataract surgery techniques that utilize a more delicate clear cornea incision which can eliminate sutures and be conducted with topical anesthesia. However, this system may not effectively remove harder grade cataracts. Harder grade cataracts can be removed using the already existing ultrasound capability of the Precisionist'M. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2006, diagnostic products are currently the Company's major focus and the PhotonTM and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. Due to the uncertainty surrounding the timetable for obtaining FDA approval and the lack of significant revenue  from the other surgical products, the Company has recorded an inventory reserve against the majority of the inventory associated with the PhotonTM and Precisionist Thirty ThousandTM. The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products.

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

The Company's laser system is based upon the concept that pulsed laser energy produced with the microprocessor controlled Nd:YAG laser system provides ophthalmic surgeons with a more precise and less traumatic alternative in cataract surgery. Although conventional ultrasonic surgical systems have proven effective and reliable in clinical use for many years, their use of high frequency shock waves and vibration to fragment the cataract can make the procedure difficult and can present risk of complication both during and after surgery. In contrast, the Company's laser system, which utilizes short centralized energy bursts, should permit the delivery of the laser beam with less trauma to adjacent tissue. Therefore, unlike ultrasonic systems, whose vibrations and shock waves affect (and can damage) non-cataract tissues within the eye, the Company's PhotonTM laser cataract system should only affect tissues with which it comes into direct contact.

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

The PhotonTM Ocular Surgery WorkstationTM has not been commercially developed with any other added hardware or software features. There is no guarantee that the ophthalmic surgery market will accept the laser in this capacity or that the FDA will grant approval. Regulatory approval would require completion of pending PhotonTM clinical trials and resubmission of a 510(k) predicate device application to the FDA. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December31, 2007, diagnostic products consisting mainly of P40, P45 and P60 UBM Ultrasound Biomicroscopes; P2700, P3700 and P37 A/B Scans; perimeters, CT 50 Corneal Topographer, and Blood Flow AnalyzerTM are currently the Company's major focus and the PhotonTM and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves. The Company's focus is not on any specific diagnostic product or products, but rather on the entire group of diagnostic products.

On March 31, 2005, Joseph W. Spadafora filed a complaint against the Company in the United States District Court, District of Utah, in which he alleges that he was a clinical investigator in the study for the FDA involving the Company's PhotonTM laser system where he performed numerous surgeries using the PhotonTM. Dr. Spadafora contends that in meetings with the Company's personnel he suggested ways in which the handpiece on the PhotonTM could be improved. Dr. Spadafora further contends that on August 5, 1999, when the Company filed a patent application for an improved handpiece with the United States Patent and Trademark Office, he was not named as one of the inventors or a coinventor on the patent application. On September 24, 2004, the Company was issued a patent entitled, "Laser Surgical Handpiece with Photon Trap." Because the Company did not list Dr. Spadafora as one of the inventors or a coinventor on the patent, Dr. Spadafora requests in his complaint that a court order be entered declaring that he is the inventor or coinventor of the patent and, as a result, is entitled to all or part of the royalties and profits that the Company earned or will earn from the sale of any product incorporating or using the improved handpiece.

On June 2, 2006, the Company entered into a settlement agreement with Dr. Spadafora for the dismissal of the lawsuit. Under the terms of the settlement agreement, the Company agrees to provide Dr. Spadafora with the exclusive right over a three-year period to market and sell the PhotonTM laser system and its components, including the inventory and intellectual property rights. If Dr. Spadafora were successful in finding a prospective purchaser to acquire the PhotonTM laser system upon terms acceptable to the Company, it agrees to pay him a commission equal to 10% of the total purchase price. If the purchase price for the PhotonTM laser system includes a royalty or other payments payable to the Company on later sales of the PhotonTM laser system other than its handpiece component, the Company agrees to pay Dr. Spadafora 8% of such royalties or other payments on such later sales through the full term of the purchase agreement. The Company further agrees that if a purchase price includes a royalty or other payments payable to the Company on later sales of the handpiece component of the PhotonTM laser system, the Company agrees to pay Dr. Spadafora 15% of such royalties or other payments through the full term of the purchase agreement.

Additionally, the settlement agreement provides that if the Company is successful through its sole efforts, without any assistance from Dr. Spadafora, in finding a purchaser to acquire the PhotonTM laser system or its components during the second or third year of Dr. Spadafora's exclusive rights, the Company agrees to pay Dr. Spadafora a commission equal to 1.7% of the total purchase price and of the Company's royalties or other payments on subsequent sales of the PhotonTM laser system or its components through the full term of the purchase agreement. Finally, the settlement agreement provides for mutual releases by Dr. Spadafora and the Company for the benefit of each other, and that the Company and Dr. Spadafora each agree to pay their own costs, expenses and attorney's fees incurred in connection with the lawsuit and the preparation of the settlement agreement.

Surgical Instruments and Disposables:  In addition to the cataract surgery equipment, the Company's surgical systems are designed to utilize accessory instruments and disposables, some of which are proprietary to the Company. These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, instrument drapes and laser cataract probes. The Company intends to expand its disposable accessories as it penetrates the cataract surgery market and expands the treatment applications for its WorkstationTM. These products contributed 0% of total revenues for both 2006 and 2005.

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

Blood Flow AnalyzerTM:  In June 1997, the Company received FDA clearance to market the Blood Flow AnalyzerTM for early detection and treatment management of glaucoma and other retinal related diseases. The device measures not only intraocular pressure but also pulsatile ocular blood flow, the reduction of which may cause nerve fiber bundle death through oxygen deprivation thus resulting in visual field loss associated with glaucoma. The Company's Blood Flow AnalyzerTM is a portable automated in-office system that presents an affordable method for ocular blood flow testing for the ophthalmic and optometric practitioner. This was the first diagnostic eye care device. The device is a portable desktop system that utilizes a proprietary and patented pneumatic Air Membrane Applanation ProbeTM or AMAPTM, which can be attached to any model of standard examination slit lamp, which is then placed on the cornea of the patient's eye to measure the intraocular pressure within the eye. The device is unique in that it reads a series of intraocular pressure pulses over a short period of time (approximately five to ten seconds) and generates a waveform profile, which can be correlated to blood flow volume within the eye. A proprietary software algorithm developed by David M. Silver, Ph.D., at Johns Hopkins University, calculates the blood flow volume. The device presents a numerical intraocular pressure reading and blood flow analysis rating in a concise printout, which is affixed to the patient history file. In addition, the data generated by the device can be downloaded to a personal computer system for advanced database development and management.

The Company markets the Blood Flow AnalyzerTM as a stand-alone model packaged with a custom built computer system. The Blood Flow AnalyzerTM utilizes a single use disposable cover for the Air Membrane Applanation Probe''M, a corneal probe which is shipped in sterile packages. The probe tip cover provides accurate readings and acts as a prophylactic barrier for the patient. The device has been issued a patent in the European Economic Community and the United States and has a patent pending in Japan. The FDA cleared the Blood Flow AnalyzerTM for marketing in June 1997 and the Company commenced selling the system in September 1997. In addition to the Humphrey products, this diagnostic product allowed the Company to expand its market to approximately 35,000 optometry practitioners in the United States in addition to the approximately 18,000 ophthalmic practitioners who currently perform eye surgeries and are candidates for the Company's surgical systems.

In April 2001, the Company received written authorization from the CPT Editorial Research and Development Department of the American Medical Association to use common procedure terminology or CPT code number 92120 for its Blood Flow AnalyzerTM, for reimbursement purposes for doctors using the device. However, certain payors have elected not to reimburse doctors using the Blood Flow AnalyzerTM. The Company is continuing its aggressive campaign to educate the payors about the Blood Flow AnalyzerTM, its purposes and the significance of its performance in patient care in order to achieve reimbursements to the doctors. Currently, there is reimbursement by insurance payors to doctors using the Blood Flow AnalyzerTM in 22 states and partial reimbursement in four other states. The amount of reimbursement to doctors using the Blood Flow AnalyzerTM generally ranges from $56.00 to $76.00 per patient, depending upon the insurance payor. Insurance payors providing reimbursement for the Blood Flow AnalyzerTM have the discretion to increase or reduce the amount of reimbursement. The Company is endeavoring to obtain reimbursement by insurance payors in other states where there is currently no reimbursement being made.

The manufacturing activities for the Blood Flow AnalyzerTM have been moved to the Salt Lake City facility from the outsourced plant located in England. On October 21, 2002, the Company received FDA approval on its 510(k) application for additional indications of use for the Blood Flow AnalyzerTM. The additional indications include pulsatile ocular blood flow and pulsatile ocular blood volume. These are diagnostic measurements that assess the hemodynamic and vascular health of the eye. Also, the Company is continuing its aggressive campaign to educate the insurance payors about the Blood Flow AnalyzerTM, its purposes and the significance of its performance in patient care in order to achieve reimbursements to the doctors using its Blood Flow AnalyzerTM. Sales of the Blood Flow AnalyzerTM and related accessories accounted for 13% and 10% of total sales for the fiscal years ended December 31, 2007 and 2006, respectively.

On January 16, 2008, the Company entered into a consulting agreement with Corcoran Consulting Group, which specializes in medical reimbursement issues for optometry and ophthalmology. The Company plans to work with Corcoran Consulting Group to create a new common procedure technology, or CPT code number, for reimbursement purposes for physicians and practitioners using the Blood Flow Analyzer ™. In addition, the Company plans to work with Corcoran Consulting Group to offer educational seminars for physicians and practitioners who purchase the Blood Flow Analyzer ™.

DiconTM Perimeters:  DiconTM perimeters consist of the LD 400, the TKS 5000, and software consisting of Field Link™ FieldViewTM and Advanced Field View. Perimeters are used to determine retinal sensitivity testing the visual pathway. Perimeters have become a standard of care in the detection and monitoring of glaucoma worldwide. Perimetry is reimbursable worldwide. The DiconTM perimeters feature patented kinetic fixation and voice synthesis now in 27 different languages. Software programs are sold to assist in the analysis of the test results. Sales of the perimeters and related accessories generated 19% and 35% of the total revenues for 2007 and 2006, respectively.

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

DiconTM Corneal Topographers: DiconTM corneal topographers include the CT 200TMand the CT 50. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Clinical applications for corneal topographers include refractive surgery that eliminates the need for eyeglasses and optometric applications including contact lens fitting. Revenues from the topographer and related accessories were 1% and 3% of the total revenues for 2007 and 2006, respectively. An enhanced version of the CT 200TH was introduced during the fourth quarter of 2003. The Company has completed the upgrades to the CT 200THand the CT 50 Corneal Topographers, which are now operating with Windows XP software rather than the former Windows 95 operating systems.
P2000 Pachymetric Analyzer: The ultrasonic pachymeter is used for measurement of corneal thickness. The Model P2000 is positioned as a standard office pachymeter. This device is targeted to the refractive surgery market and contributed 1% of the total revenues for both 2007 and 2006.

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

P40, P45 and P60 UBM Ultrasound Biomicroscopes: Humphrey Systems developed the P40 UBM Ultrasound Biomicroscope in conjunction with the New York Eye and Ear Infirmary in Manhattan and the University of Toronto. TheP40 biomicroscope and its intellectual property were included in the purchase from Humphrey Systems and gives the Company the proprietary rights to this device. The P40 biomicroscope creates a high resolution computer image of the unseen parts of the eye that is a "map" for the glaucoma surgeon. The P40 biomicroscope is an "enabling technology" for the ophthalmologist, one that the Company has repositioned for broader market sales penetration. Formerly sold only to glaucoma subspecialty practitioners, the Company reintroduced the P40 biomicroscope at a price point targeted for the average practitioners seeking to add glaucoma filtering surgical procedures and income to their cataract surgical practice.

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

On October 25, 2004, the Company entered into a Manufacturing and Distribution Agreement with E-Technologies, Inc., a Iowa based developer of software and related technology for technical applications. Under the terms of the agreement, E-Technologies granted to the Company the exclusive right to manufacture, market, sell and distribute an ultrasound biomicroscope. Upon execution of the agreement, the Company paid $30,000 to E-Technologies for engineering costs associated with the development of the biomicroscope. When the biomicroscope received FDA approval on May 26, 2005, the Company paid E-Technologies an additional fee of $45,000.

In consideration for the exclusive right to manufacture and distribute the biomicroscope, the Company agreed to pay E-Technologies a royalty in the amount of $5,000 for each of the first 25 biomicroscopes sold by the Company. Thereafter, the Company agreed to pay E-Technologies the sum of $4,000 for each biomicroscope sold. As an additional condition, the Company agreed to sell 25 biomicroscopes during the first 12 months after the biomicroscope receives FDA approval. The agreement is effective for a term of two years. After the expiration of the two year period, the agreement is to automatically renew for additional one year periods, unless either party elects to terminate the agreement upon at least 30 days prior written notice to the other party before the end of any term of the agreement.  The agreement was terminated on July 18, 2006.

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

In July 2000, the Company received ISO 9001 and EN 46001 certification using TUV Essen as the notified body. Under ISO 9001 certification, its products are now CE marked. The CE mark allows the Company to ship product for revenue into the European Community. The Company successfully retained its certification in 2005 and retained ISO 13485 in December2005 from TUV Essen.

On June 12, 2006, the Company entered into a Worldwide OEM Agreement with MEDA Co., Ltd., one of China's leading developers and producers of ultrasound devices. Under the terms of the agreement, MEDA agrees to jointly engineer, develop and manufacture the Company's next generation of the Ultrasound Bio Microscope, as well as other proprietary new products and enhancement of the Company's current products. The products to be manufactured by MEDA, at agreed upon costs, and supplied to the Company for resale include the following new products: an ultrasound biomicroscope, two ultrasound A/B Scans, a biometric A-Scan and a pachymeter.

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

On January 31 and February 1, 2007, MEDA received FDA 510(k) pre-market approval for a new generation of ultrasound devices. This approval allows the new devices to be sold in the United States. The new ultrasound devices, which are to be manufactured by MEDA and sold by the Company in the United States, include the P2000 A-Scan (used to measure axial length of the eye), the P2200 Pachymeter (used for measuring corneal thickness), the P2500 AScan/Pachymeter (a combination of the two stand-alone devices), the P2700 and P3700 AB/Scans (an ultrasound imaging device for detecting abnormalities within the eye), the P37-II (a more advanced AB/Scan used to provide portability for ophthalmology veterinary applications) and the P50 Ultrasound Biomicroscope for high frequency imaging of the anterior chamber of the eye.

Parts and Services: The parts and service revenue from the repair and service of equipment sold accounted for 9% and12% of total revenues in 2007 and 2006, respectively.

The following table identifies each product class, status of commercial development, the percentage of sales contributed by that class, reimbursement status, and status of applicable United States and foreign regulatory approvals:
		Commercial	Reimbursement	%2006	%2007	Regulatory
Product (1)	Product Class	Development	Status	Sales	Sales	Approvals
P2200 and P2500	System, Imaging,	Complete	Yes	3%	4%	FDA 510(K) K844299*
Pachymetric Analyzer	Pulsed Echo Diagnostic					ISO 9001: 1994, EN
						9001**

P2000 A-Scan	System Imaging, Pulsed	Complete	Yes	1%	3%	FDA 510(K) I844299*
Biometric	Echo Diagnostic					ISO 9001: 1994,
Ultrasound Analyzer						EN ISO 9001**
P37, P37-II, P2700	Transducer, Ultrasound	Complete	Yes	1.0%	22%	FDA 510(K) K844299*
and P3700 A/B Scan	Diagnostic					ISO 9001: 1994,
Ocular Ultrasound Diagnostic						EN ISO 9001**
P40 UBM Ultrasound	System, Imaging,	Complete	Yes	5%	6%	FDA 510(K) K844299*
BioMicroscope	Pulsed Echo Ultrasound Diagnostic					ISO 9001: 1994, EN ISO 9001**
P45 UBM Ultrasound	System, Imaging,	Complete	Yes	6%	2%	FDA 510(K) K844299*
Biomicroscope,	Pulsed Echo Ultrasound					ISO 9001: 1994,
Workstation Plus	Diagnostic					EN ISO 9001**
P60 UBM Ultrasound	System, Imaging,	Complete	Yes	14%	21%	FDA 510(K) K844299*
Biomicroscope,	Pulsed Echo Ultrasound					ISO 9001: 1994,
Workstation Plus	Diagnostic					EN ISO 9001.*
BFA Ocular Blood	Tonometer, Manual	Complete	Yes****	10%	13%	FDA 510(K) K844299*
Flow Analyzer'TM and	Diagnostic					ISO 9001: 1994,
Disposables						EN ISO 9001**
CT 200 Corneal	Topographer Corneal	Complete	Yes	3%	1%	FDA 510(K) K844299*
Topography System	AC-Powered Diagnostic					ISO 9001: 1994, EN ISO 9001**
LD 400 Autoperimetry	Perimeter, Automatic	Complete	Yes	25%	15%	FDA 510(K) K844299*
System	AC-Powered Diagnostic					ISO 9001: 1994, EN ISO 9001**
TKS 5000	Perimeter, Automatic	Complete	Yes	11%	4%	FDA 510(K) K844299*
Autoperimetry System	AC-Powered, Diagnostic					ISO 9001: 1994, EN ISO 9001**
Precisionist Thirty	Phacofragmentation	Complete	Yes	0%	0%	FDA 510(K) K844299*
ThousandTM, Ocular						ISO 9001: 1994,
Surgery Workstation with Surgical Equipment and Disposables(2)						EN ISO 9001**
PhotonTM Laser,	Phacoemulsification	In-Process (4)	No	0%	0%	IDB G940151
Ocular Surgery						ISO 9001: 1994,
Workstation with Surgical Equipment and Disposables(3)						EN ISO 9001**
Parts and Services	Perimeter, BFA,	Complete	Yes	12%	9%	FDA 510(K) K844299*
	Tonometer, Topographer, Ultrasound Workstations, Systems, Imaging					ISO 9001: 1994, EN ISO 9001**

(1)
Except for the PhotonTM Ocular Surgery Workstation, which can only be sold in countries outside the United States, these products can be sold in the United States and in foreign countries including but not limited to Argentina, Australia, Bangladesh, Borneo, Brazil, Canada, China, Czechoslovakia, Egypt, France, Germany, Greece, Hong Kong, India, Israel, Italy, Japan, Jordan, Korea, Malaysia, Mexico, New Zealand, Pakistan, Peru, Poland, Puerto Rico, Russia, Saudi Arabia, Spain, Sri Lanka, Taiwan, Thailand, Turkey, United Kingdom, and United Arab Emirates.

(2)
Due to the lack of recent sales volume, the inventory associated with the Precisionist Thirty Thousand TM, the SIStemTM and the OdysseyTM has been deemed obsolete and a reserve has been recorded to offset such inventory.

(3)	Due to the lack of recent evidence to support the recoverability of inventory associated with the PhotonTM, the Company has recorded a reserve to offset the majority of such inventory on hand.
(4)	The PhotonTM is in-process and not complete because the Company has not completed the clinical trials in order to obtain FDA regulatory approval.
*	FDA 510(K) K844299 represents domestic approval by U.S. Food and Drug Administration.
**	ISO 9001: 1994, EN ISO 9001 represents international approval.
***	IDE G940151 represents approval for international distribution only.
****	Represents full reimbursement in 20 states and partial reimbursement in six other states.

As detailed in the table above, except for the PhotonTM Laser Ocular Surgery Workstation, which requires additional development and regulatory approvals, the Company's current products are developed and available for sale in footnote (1) of the table. The Company's possible future efforts to finalize development of the PhotonTM laser system and obtain the necessary regulatory approvals would depend on adequate funding. If these efforts were undertaken but proved to be unsuccessful, the impact would include the costs associated with these efforts and the anticipated future revenues which the Company would not receive as expected. The Company estimates that the funds needed to complete the clinical trials on the PhotonTM in order to obtain the necessary FDA regulatory approval to be approximately $1,500,000.

The Company currently purchases components and parts used in its products from a limited number of key suppliers. The Company's reliance on its principal suppliers could result in delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and parts, and reduced control over pricing, quality and timely delivery. The loss of any of these principal suppliers or the inability of a supplier to meet performance and quality specifications, requested quantities or delivery schedules could cause the Company's revenues to decline. In addition, any interruption or discontinuance in the supply of components or parts could have an adverse effect on the Company's business, results of operation and financial condition. The Company's principal suppliers include Capistrano Labs, US Ultrasound and Anthrop.

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

Industry analysts report that the United States ophthalmic device market has been characterized by slower growth in recent years. This has apparently been caused by the potential reforms associated with the health care industry. Further, hospitals have been inclined to keep their older phaco machines and diagnostic equipment longer than expected as they have been forced to mind budgets more carefully and have become less willing to invest in capital equipment until more information on healthcare reform becomes available. However, analysts predict that the ophthalmic device market will see renewed growth in the coming years as the health care environment stabilizes and as the growing elderly population produces an increased number of cataract surgeries. As a consequence of these factors, the market should see a greater rate of replacement of older machines that hospitals and surgeons have been postponing for longer than usual. The acceptance of the UBM as a necessary diagnostic and disease management tool is enhancing the opportunities for increased sales of these to hospitals as well as larger private clinics.

Current Market Acceptance and Potential: The principal purchasers of the Company's products have been ophthalmologists, optometrists, universities and clinics in many countries throughout the world. The Company believes that the market for its products is being driven by: (i) the aging of the population, which is evidenced by the domestic and international cataract surgery volume growth trend over the past ten years, (The National Eye Institute reported in March2002 that the number of blind or visually impaired Americans is likely to double over the next 30 years.) (ii) the entry by emerging countries (including China, Russia, and other countries in Asia, Eastern Europe and Africa) into advanced technology medical care for their populations, (iii) increased awareness worldwide of the benefits of the minimally invasive phaco cataract procedure, (iv) the introduction of technology improvements such as the Company's laser system, and (v)the growing awareness of the need for early detection and treatment of glaucoma.

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

Manufacturing and Raw Materials: Currently, the Company maintains a 16,926 square foot facility in Salt Lake City. The Company transferred the manufacturing activities for the Blood Flow AnalyzerTM to San Diego from Ocular Blood Flow, Ltd. in England during 2001. During the second quarter of 2002, the Company consolidated and closed the San Diego operations into the Salt Lake City facility. The facility accommodates its manufacturing, marketing and engineering capabilities. The Company manufactures under systems of quality control and testing, which complies with the Quality System Requirements established by the FDA, as well as similar guidelines established by foreign governments, including the CE Mark and ISO-9001.

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

Research and Development

The Company believes its research and development capabilities provide it with the ability to respond to regulatory developments, including new products, new product features devised from its users and new applications for its products on a timely and proprietary basis. The Company intends to continue investing in research and development and to strengthen its ability to enhance existing products and develop new products.  In addition to its in-house research and development capabilities, the Company has enlisted several recognized and respected consultants and other technical personnel to act in technical and medical advisory capacities.

Research, development and service expenses (which includes production and manufacturing support and the service department expenses) increased by $94,000, or 38%, to $344,000 for the twelve months ended December 31, 2007, from $250,000 for the same period in 2006. None of the costs of research and development activities during 2007 and 2006 was borne directly by customers.

During the period in which Thomas F. Motter served as the Company's Chairman and Chief Executive Officer, he formed a clinical advisory board and met from time to time with the board. Jeffrey F. Poore, who served as the Company's President and Chief Executive Officer from March 2003 to March 2004, decided not to utilize the clinical advisory board. Instead, he consulted with former members of the advisory board on an informal basis. The Company currently has no agreements with any former members of the clinical advisory board and none of these former members hold or own any rights to its products or technologies.  The Company's current management meets regularly with several recognized and respected ophthalmic experts for advice concerning its diagnostic devices.

Competition

General. The Company is subject to competition in the glaucoma diagnostic markets from developers of technologies for ophthalmic diagnostic instruments used for treatment. A few large companies that are well established in the marketplace have experienced management, are well financed and have well recognized trade names and product lines that dominate the diagnostic equipment industry. The Company believes that the combined sales of the three largest entities account for over 50% of the glaucoma diagnostic market. The remaining market is fragmented among emerging smaller companies, some of which are foreign.

Most major competitors either entered or expanded into the glaucoma market through the acquisition of smaller, entrepreneurial high technology manufacturing companies. Therefore, because existing competitors or other entities desiring to enter the market could conceivably acquire current entrepreneurial enterprises with small market activity, any and all competitors must be considered to be formidable.

Ultrasound Equipment Manufacturers. The Company currently recognizes Sonomed, Tomey, Nidek, OTI and Quantel as its primary competitors in the ultrasound equipment market. In respect to ultrasound diagnostic equipment such as the UBM, A-Scan, Pachymeter and A/B Scan, the Company is well positioned to compete against companies that currently hold a significant share of the market.

The Retinal Diagnostic Market. The Glaucoma Research Foundation suggests that with the aging of the so-called baby boom generation, there will be an increase of refractive surgeries, macular degeneration and glaucoma in the United States, the leading causes of adult blindness worldwide. The National Eye Institute stated in 2002 that the number of visually impaired Americans is likely to double over the next three decades. Their report estimated that 2.4 million people suffer some visual impairment in this country. The damage caused by these diseases is irreversible. The preconditions for the onset of macular degeneration or glaucoma are low ocular blood flow and/or high intraocular pressure. Diagnostic screening is important for individuals susceptible to these diseases. People in high risk categories include: African Americans over 40 years of age, all persons over 60 years of age, persons with a family history of glaucoma or diabetes, and the very nearsighted. The Glaucoma Research Foundation recommends that these high risk individuals be tested regularly for glaucoma. According to the U.S. Census Bureau, in 2004 there were over 36 million adults 65 years of age and older and over ten million African Americans 45 years of age and older. The Glaucoma Research Foundation reports that glaucoma currently accounts for more than seven million visits to physicians annually.

The Company is subject to intense competition in the ophthalmic diagnostic market from well financed, established companies with recognizable trade names and product lines and new and developing technologies. The industry is dominated by several large entities which the Company believes accounts for the majority of diagnostic equipment sales. The Company continues to derive revenues from the sale of its ultrasound diagnostic equipment and Blood Flow AnalyzerTM. The Blood Flow AnalyzerTM is designed to detect glaucoma in an earlier stage than is presently possible. In addition, the device performs tonometry and blood flow analysis. Other ophthalmic diagnostic devices that do not detect glaucoma in the early stages of the disease as does the Company's Blood Flow AnalyzerTM retail at comparable prices. Thus, the Company believes that it can compete in the diagnostic market place based upon the lower price and improved diagnostic functions of the analyzer.  The Company also believes that its ability to compete successfully will depend on its capability to create and maintain advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other proprietary protection for its products and technologies, obtain required regulatory approvals and manufacture, assemble and successfully market products either alone or through third parties.

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

The Company secured the exclusive worldwide rights to this patent shortly after its issue, and to the international patents pending, from PhotoMed by means of a license agreement dated July 7, 1993. The license agreement provided the Company with the rights to manufacture, distribute and sell a laser system using the PhotonTM laser cataract probe and related components to customers on a worldwide basis, for which PhotoMed is to receive a 1% royalty on all net sales of such systems and related components sold worldwide.

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

An issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one PhotonTM laser system has been sold and no systems returned. Thus, the amount of royalties due, according to the Company's calculations, is $981. The Company made payment of this amount to Photomed and Dr. Eichenbaum on January 5, 2005 and, as a result, seeks to have the legal action dismissed. However, if the parties are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend the complaint to request termination of the license agreement and, if successful, the Company would lose its rights to manufacture or sell the PhotonTM laser system.

The PhotonTM laser cataract probe is also protected under a United States patent issued to the Company in 2002 for a laser surgical device for the removal of intraocular tissue including a handpiece and a trap. The patent is due to expire in August 2019. There are also two pending United States patents relating to the PhotonTM laser cataract probe.

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

The DiconTM Perimeters and the DiconTM Corneal Topographer each have a U.S. patent with a wide scope of claims. The United States patent for the DiconTM Perimeter was issued in 1991 and the patent rights expire in March 2010. The United States patent for the DiconTM Corneal Topographer was issued in 2002 and the patent rights expire in January 2018.

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

Upon receipt of the premarketing approval application, the FDA makes a threshold determination whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the premarketing approval is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA has by regulation 90 days to review it; however, the review time is often extended significantly by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee may also evaluate the application and provide recommendations to the FDA as to whether the device should beapproved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's Quality System Requirements prior to approval of a premarketing application. While the FDA has responded to premarketing approval applications within the allotted time period, premarketing approval reviews generally take approximately 12 to 18 months or more from the date of filing to approval. The premarketing approval process is lengthy and expensive, and there can be no assurance that such approval will be obtained for any of the Company's products determined to be subject to such requirements. A number of devices for which other companies have sought premarketing approval have never been approved for marketing.

Any products manufactured or distributed by the Company pursuant to a premarket clearance notification or premarketing approval are or will be subject to pervasive and continuing regulation by the FDA. The Food, Drug and Cosmetics Act also requires that the Company's products be manufactured in registered establishments and in accordance with Quality System Requirements regulations. Labeling, advertising and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of medical devices is also subject to regulation in certain instances. In addition, the use of the Company's products may be regulated by various state agencies. All lasers manufactured for the Company are subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users pursuant to specific performance standards, and to comply with labeling and certification requirements. Various warning labels must be affixed to the laser, depending on the class of the product, as established by the performance standards.

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

Subsequent to the warning letter, the Company received approval to continue its clinical trials, the results of which were included in its supplemental submission to the FDA in October 2001 for the existing (510)(k) predicate device application for the PhotonTM laser system. In December 2001, the Company received a preliminary review from the FDA regarding the supplemental submission. As a result of that preliminary review, the Company submitted additional clinical information to the FDA on February 6, 2002. The application is receiving ongoing review by the FDA. On May 7, 2002, the Company received a letter from the FDA requesting further clinical information. The Company has generated additional clinical information in response to the letter and is uncertain if the Company will make a submission to the FDA with the additional clinical information. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. Its diagnostic products are currently its major focus and the PhotonTM and other extensive research and development prospects have been put on hold pending future evaluation until the Company's financial position improves. Its focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products.

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

In December 2001 the Company initiated the first phase of a corporate downsizing program to reduce its operating expenses. The Company implemented the second phase of its downsizing program in the second quarter of 2002, by closing and transferring its manufacturing from its site in San Diego, California to Salt Lake City, resulting in further reductions in operating expenses. As a result of the downsizing program and some resignations, the number of its employees has been reduced by 72% from 112 to 22 employees. The estimated cost savings from the downsizing program will be in excess of $2,000,000 annually. The costs of downsizing have included onetime expenses of approximately $43,000 for moving and travel. In addition, the Company incurred additional onetime expenses of approximately $18,000 for housing accommodations for key employees working in Salt Lake City. The Company realized a net cost savings from down sizing of approximately $2,394,000 during the twelve months ended December 31, 2002.

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

It is anticipated that once the parties can agree on the correct calculations on the royalties, the legal action will be dismissed. An issue in dispute concerning the method of calculating royalties is whether royalties should be paid on returned equipment. Since July 1, 2001, only one PhotonTM laser system has been sold and no systems returned. Thus, the amount of royalties due, according to the Company's calculations, is $981. The Company made payment of this amount to Photomed and Dr. Eichenbaum on January 5, 2005 and, as a result, seeks to have the legal action dismissed. However, if the parties are unable to agree on a method for calculating royalties, there is a risk that PhotoMed and Dr. Eichenbaum might amend their complaint to request termination of the license agreement and, if successful, the Company would lose its right to manufacture and sell the Photon'TM laser system.

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
2005
First Quarter
Second Quarter
Third Quarter
Fourth Quarter

2006
First Quarter
Second Quarter
Third Quarter
Fourth Quarter

2007
First Quarter
Second Quarter
Third Quarter
Fourth Quarter

2008
First Quarter
	.10 .09 .10 .048 .047 .014 .007 .005 .032 .014 .007 .005 .0023	.08 .07 .001 .001 .001 .006 .004 .003 .003 .006 .004 .003 .0008

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

5.  Revenues for sales of products that require specific installation and acceptance by the customer are recognized upon such installation and acceptance by the customer.  Revenues for sales of other surgical systems, ultrasound diagnostic devices, and disposable products are recognized when the product is shipped.  A signed purchase agreement and a deposit or payment in full from customers is required before a product leaves the premises.  Title passes at time of shipment (F.O.B. shipping point).  The Company's products contain both hardware and software components.  The Company does not recognize revenue for the software components of the products separate from the product as a whole because the software is incidental to the product, as defined in paragraph 2of SOP 97-2.

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

The Company is engaged in the design, development, manufacture and sale of high technology diagnostic eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the twelve months ended December 31, 2007, diagnostic products have been the major focus and the PhotonTM and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on this entire diagnostic product group.

During the year ended December 31, 2007, the Company recorded an increase in the warranty accrual of $72,000. This increase was a result of a comprehensive analysis by management regarding historic warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual. However, in recent periods the usage of the warranty accrual has continued to increase. After reviewing the recent historical data, management determined that the warranty accrual should be increased by $72,000 to $227,000. Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued.

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

The Company's ultrasound diagnostic products include a P2200 pachymetric analyzer, a P2000 Ultrasound A-Scan biometric analyzer, a P2500 combination A/Scan and Pachymeter, a P37 Ultrasound A/B Scan, a P37-II Ultrasound A/B Scan, a P2700 Ultrasound A/B Scan, a P3700 Ultrasound A/B Scan, a P40 Ultrasound Biomicroscope, a P45 Plus Ultrasound Biomicroscope, and a P60 Ultrasound Biomicroscope, the technology for which was acquired from Humphrey Systems in 1998. The Company introduced the P45 Plus in the fall of 2000, which combines the A/B Scan, and the biomicroscope into one instrument. The Company introduced the P60 in March 2005, which represents the fourth generation of UBM devices and has better visual clarity and image flexibility than earlier versions. In addition, the Company markets its Blood Flow AnalyzerTM acquired in the purchase of Ocular Blood Flow Ltd. in June 2000. Other diagnostic products are the DiconTMLD400 Auto Perimeter and the DiconTM CT 200e Corneal Topographer, which were acquired in the acquisition of Vismed d/b/a Dicon in June 2000.

Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2007, diagnostic products are currently the Company's major focus and the PhotonTM and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves. Due to the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the inventory associated with the Precisionist Thirty ThousandTM and the PhotonTM as well as certain other inventory items that are estimated to be non-recoverable due to the lack of significant turnover of such items in recent periods.

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

On May 7, 2002, the Company received a letter from the FDA requesting further clinical information regarding the PhotonTM. The Company is in the process of generating the additional clinical information in response to the letter. The Company cannot market or sell the PhotonTM in the United States until FDA approval is granted. On November 4, 2002, the Company received FDA approval for expanded indications of use of the Blood Flow AnalyzerTM for pulsatile ocular blood flow, volume and pulsatility equivalence index. Also, the Company is continuing its efforts to educate the payors of Medicare claims throughout the country about the Blood Flow AnalyzerTM, its purposes and the significance of its performance in patient care in order to achieve reimbursements to the providers. These efforts should lead to a more positive effect on sales.

In April 2001, the Company received written authorization from the CPT Editorial Research and Development Department of the American Medical Association to use a common procedure terminology or CPT code number 92120 for its Blood Flow AnalyzerTM, for reimbursement purposes for doctors using the device.  However, certain insurance payors have elected not to reimburse doctors using the Blood Flow AnalyzerTM. The Company believes the reasons why insurance payors initially elected not to reimburse doctors using the CPT code were the relatively high volume of claims that began to be submitted under CPT code number 92120 compared to the limited volume of claims previously submitted under this code, and the time consumed by the Blood Flow AnalyzerTM test, which some payors may have believed was less than what is allowed under CPT code number 92120. This trend began shortly after insurance payors were presented with reimbursement requests under this code, and the Company believes these reasons were the basis for the initiation of nonpayment.

The impact of this nonpayment by certain payors on the Company's future operations is a lower volume of sales,

particularly in those states where reimbursement is not yet approved or is delayed. Currently, there is reimbursement by insurance payors in 20 states and partial reimbursement in six other states. As insurance payors have the prerogative whether to provide reimbursement to doctors using the Blood Flow AnalyzerTM, the Company is continuing to work with insurance payors in states where there is no reimbursement to doctors using the CPT code to demonstrate the value of the instrument. However, some insurance payors are currently not providing reimbursement to doctors where a regional or state administrator of Medicare has elected not to provide Medicare coverage for the Blood Flow AnalyzerTM. The Company is continuing to work with the regional and state administrators of Medicare who have denied Medicare coverage for the Blood Flow AnalyzerTM to demonstrate the value of the instrument.

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

(1)
Assumes full conversion of $3,928,262 of notes issued to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners 11, LLC at a conversion price of $.00108 per share (based upon a market price of $.0018 as of January 14, 2008 with a 40% discount).

(2)
Consisting of warrants exercisable at prices ranging from $.001 per share to $6.75 per share, including warrants issued to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC to purchase 16,534,392 shares of common stock at an exercise price of $.20 per share, exercisable through the period from April 27, 2010 to June 30, 2010, and warrants to purchase 12,000,000 shares of common stock at an exercisable price of $.10 per share, exercisable through the period from February 28, 2011 to April 20, 2012, warrants to purchase 10,000,000 shares of common stock at an exercise price of $.005 per share, exercisable through June 11, 2012, and warrants to purchase 15,000,000 shares of common stock at an exercise price of $.001 per share, exerciseable through December 24, 2012.

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

(4)
Consisting of stock options granted to executive officers and employees to purchase 9,250,000 shares of common stock at exercise prices ranging from $.01 per share to $2.75 per share, and stock options granted to directors to purchase 2,250,000 shares of common stock at exercise prices ranging from $.01rshare to $2.75 per share.

There are a total of 3,703,701,796 shares underlying our convertible notes, warrants, preferred stock and stock options, assuming full conversion of the outstanding notes and preferred stock d the exercise of all the outstanding warrants and stock options. The number of our authorized shares of common stock is 1,400,000,000 shares. The large number of our shares of common stock underlying our notes, warrants, preferred stock and stock options will require us to increase the number of authorized shares. Failure to obtain stockholder approval to increase the number of authorized shares could result in the noteholders commencing legal action against us and foreclosing on all of our assets to recover damages. Any such action would require us to curtail or cease our operations.

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

Under the terms of the securities purchase agreement, the Company agreed it would not, without the prior written consent of a majority-in-interest of the investors, negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning April27, 2005 and ending on the later of (a) 270 days from April 27, 2005, or (b) 180 days from the date the registration statement is declared effective.

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

As of December 31, 2007, there was an outstanding balance of $1,443,000 in principle and accrued interest on the convertible notes.  During the years ended December 31, 2007 and 2006, the Company issued 283,017,246 and 105,529,700 shares of common stock for the conversion of $212,000 and $381,000 of the convertible notes, respectively.

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

As of December 31, 2007, there was an outstanding balance of $1,334,000 in principle and accrued interest on the convertible notes.  During the year ended December 31, 2007, the Company issued 60,000,000 shares of common stock for the conversion of $167,000 of the convertible notes.

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

The $500,000 in convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.10 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 6O' day following the issue date of the notes.

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

As of December 31, 2007, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives  and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

As of December 31, 2007, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

As of December 31, 2007, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related  embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

Simple Conversion Calculation

The number of shares of common stock issuable upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, and December 24, 2007 is determined by dividing that portion of the principal of the notes to be converted and interest, if any, by the conversion price. For example, assuming conversion of $3,928,262 principal amount of the convertible notes on December 31, 2007 (consisting of $5,139,010 in convertible notes that were sold to the four investors pursuant to securities purchase agreements dated April27, 2005, February 28, 2006, June 11, 2007, and December 24, 2007, plus $389,010 in convertible notes issued on December 19, 2007 in payment of past due interest on the notes, less $1,210,748 in notes converted during the period from June 12,2005 to December 31, 2007) and a conversion price of $.0018 per share with a 40% discount, the number of shares issuable upon conversion would be:

$3,928,262/$.0018 x 60% = 3,637,280,000 shares.

The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, and December 24, 2007 is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,928,262 principal amount of the convertible notes (including accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of January 14, 2008 of $.0018 with a 40% discount:

% Below Market	Price Per Share	With 40% Discount	Number of Shares Issuable	% of Outstanding Shares*
25% 50% 75%	$.00135 $.0009 $.00045	$.00081 $.00054 $.00027	4,849,706,000 7,274,559,000 14,594,118,000	712% 10,682% 21,365%

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

Failure to Repay Convertible Notes May Require Company Operations to Cease

On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of convertible notes. On February 28, 2006, the Company entered into a second securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of convertible notes. On June 11, 2007and December 24, 2007, the Company entered into third and fourth securities purchase agreements for the sale of an aggregate of $750,000 principal amount of convertible notes. On December 19, 2007, the Company issued an additional $389,010 in convertible notes as payment of past due interest owing on the outstanding convertible notes. These convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of the Company's common stock. Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or Warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of the Company's property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Net sales for the twelve months ended December 31, 2007 decreased by $323,000 to $1,872,000 as compared to $2,195,000 for the same period of 2006. This reduction in sales was primarily due to decreased sales of the P40, P45 and P60 Ultrasound Biomicroscopes, and the P37 A/B Scan Ocular Ultrasound Diagnostic.

For the twelve months ended December 31, 2007, sales from the Company's diagnostic products totaled $1,707,000, or 91% of total revenues, compared to $1,928,000, or 88% of total revenues for the same period of 2006.The remaining 9 % of sales, or $165,000 during the twelve months ended December 31, 2007 was from parts, disposables, and service revenue.  Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes decreased to $513,000 during the twelve months ended December 31, 2007, or 27% of total revenues for the period, compared to $547,000, or 25% of total revenues, for the same period last year. Sales of the Blood Flow AnalyzerTM increased by $46,000 to $257,000, or 14% of total revenues, for the twelve months ended December 31, 2007, compared to net sales of $211,000, or 10% of total revenues during the same period in 2006. Sales from the P37-II, P2700 and P3700 A/B Scan Ocular Ultrasound Diagnostic increased to $210,000, or 11% of total revenues, for the twelve month period ended December 31, 2007, up compared to $221,000 for the same period last year. Combined sales of the LD 400 and TKS 5000 autoperimeters and the CT 200 Corneal Topographer were $388,000, or 20% of the total revenues, for the twelve months ended December 31, 2007, compared to $856,000, or 39% of total revenues, for the same period of 2006.

Sales of the Blood Flow AnalyzerTM increased due in part from the reorganization of the Company's sales force. The Company anticipates continuing the upward trend in Blood Flow AnalyzerTM sales through additional efforts by the Company to gain more wide spread support from the Blood Flow AnalyzerTM through increased clinical awareness, product development and improved marketing plans.

Sales of surgical products are at a standstill pending FDA approval of the PhotonTM laser system. In the twelve month period ended December 31, 2007, the Company realized no sales in the surgical line consisting of the PhotonTM laser system. There were also no sales in the surgical line for the comparable period of 2006.

Gross profit for the twelve months ended December 31, 2007 increased to 46% of total revenues, compared to 42%of total revenues for the same period in 2006. This increase in gross profit in 2007 was mainly due to reductions in corporate expenditures due to improved operating efficiencies during the twelve months ending December 31, 2007. There was no increase to cost of sales as a result of a charge to the reserve for obsolete inventory in 2006.

Marketing and selling expenses increased by $228,000, or 53%, to $662,000 for the twelve months ended December 31, 2007, from $434,000 for the comparable period in 2006. This increase was due primarily to an increased number of sales representatives and higher travel related and associated sales expenses.

General and administrative expenses increased by $206,000, or 26%, to $998,000 for the twelve months ended December 31, 2007, from $792,000 for the comparable period in 2006. Contributing to this increase was a $42,000 increase in salaries from $246,000 in 2006 to $288,000 in 2007, primarily due to merit increases in the salaries of existing employees. Commission expenses increased by $16,000 from $72,000 in 2006 to $88,000 in 2007 due to an increased amount of convertible notes sold in 2007 compared to 2006. Accounting support expenditures increased by $25,000 in 2007 as a result of the necessary updates and modifications to the Company's network system services and associated software support. The bad debt allowance increased by $37,000 from $72,000 in 2006 to $109,000 in 2007due to an increased amount of the Company's accounts receivable over 90 days during 2007 as compared to 2006.

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

Liquidity and Capital Resources

The Company used $1,135,000 in cash in operating activities for the twelve months ended December 31, 2007, compared to $828,000 for the twelve months ended December 31, 2006. The increase in cash used for operating activities for the twelve months ended December 31, 2007 was primarily attributable to the Company's net loss, increases in accounts receivable, and a significant decrease of the change of the fair value of derivative liabilities. There was no cash used for investment activities for the twelve months ended December 31, 2007, compared to cash used for investment activities of $20,000 for the same period in 2006. Net cash used in financing activities was $1,250,000 for the twelve months ended December 31, 2007, versus net cash used of $988,000 in the same period in 2006. The Company had working capital of $758,000 as of December 31, 2007. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

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

At this time, the Company's Photon™ Laser Ocular Surgery Workstation requires regulatory FDA approval in order to be sold in the United States. Any possible future efforts to complete the clinical trials on the Photon™ in order to file for FDA approval would depend on the Company obtaining adequate funding. The Company estimates that the funds needed to complete the clinical trials in order to obtain the necessary regulatory approval on the Photon™ to be approximately $1,500,000.

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

Impact of New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement is an amendment of FASB Statements Nos. 133 and 140 to address what had been characterized as a temporary exemption from the application of the bifurcation requirements of Statement No. 133 to beneficial interests in securitized financial assets. Prior to the effective date of Statement No. 133, the FASB received inquiries on the application of the exception in paragraph 14 of Statement No. 133 to beneficial interests in securitized financial assets. In response to the inquiries, Implementation Issue D1 indicated that, pending issuance of further guidance, entities may continue to apply the guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement No.140. Those paragraphs indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of his recorded investment should be subsequently measured like investments in debt securities classified as available-for-sale or trading under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and may not be classified as held-to-maturity. Further, Implementation Issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement No. 140 are not required to apply Statement No. 133 to those beneficial interests until further guidance is issued. The Company believes the adoption of new standards will not have a material effect on its financial position, results of operations, cash flows, or previously issued financial reports.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156'). SFAS 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. In SFAS 156 the board decided to broaden the scope of the project to include all servicing assets and servicing liabilities. Servicing assets and servicing liabilities may be subject to significant interest rate and prepayment risks, and many entities use financial instruments to mitigate those risks. Currently, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. The board acknowledged that the application of the lower of carrying amount or fair value measurement attribute to servicing assets results in asymmetrical recognition of economic events, because it requires recognition of all decreases in fair value but limits recognition of increases in fair value to the original carrying amount.

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

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006. The Company is currently evaluating the impact of this new standard but it is not expected to have a significant effect on the Company's consolidated financial statements.

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

PARADIGM MEDICAL INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and shareholders
Paradigm Medical Industries, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Paradigm Medical Industries, Inc. (the Company) as of December 31, 2007, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Boards (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 18 to the financial statements, there were errors in reporting the Company’s accounting for the embedded derivatives and warrants issued in connection with the Company’s convertible notes in the balance sheets and the statements of operations that were discovered by management.  Accordingly, the financial statements have been restated to correct the errors.

Chisholm, Bierwolf & Nilson LLC
Bountiful, Utah
May 15, 2008 except for Notes 1, 6, 8, 13 and 18 dated September 10, 2008.

PARADIGM MEDICAL INDUSTRIES, INC.

Balance Sheet

December 31, 2007

(Restated)
Assets

Current assets:
Cash	$321,000
Receivables, net	624,000
Inventories, net	847,000
Prepaid and other assets	27,000

Total current assets	1,819,000

Property and equipment, net	16,000
Goodwill	339,000

Total assets	$2,174,000

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$370,000
Related party payable	46,000
Accrued liabilities	644,000

Total current liabilities	1,060,000

Convertible notes payable, net of debt discount of $828,000	3,100,000
Derivative liabilities	210,000

Total long-term liabilities	3,310,000
Total liabilities	4,370,000
Commitments and contingencies	-

Stockholders’ (Deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized,
612,497 shares issued and outstanding (aggregate liquidation
preference of $456,000)	1,000
Common stock, $.001 par value, 800,000,000 shares authorized,
544,986,907 shares issued and outstanding	545,000
Additional paid-in capital	57,662,000
Accumulated deficit	(60,404,000)

Total stockholders’ (Deficit)	(2,196,000)

Total liabilities and stockholders’ (Deficit)	$2,174,000

The accompanying notes are an integral part of these financial statements

PARADIGM MEDICAL INDUSTRIES, INC.

Statements of Operations

Years Ended December 31,

	2007	2006
	(Restated)	(Restated)

Sales	$1,872,000	$2,195,000
Cost of sales	1,020,000	1,277,000

Gross profit	852,000	918,000

Operating expenses:
General and administrative	(1,012,000)	(792,000)
Professional fees-related party	-	(187,000)
Marketing and selling	(662,000)	(434,000)
Research and development	(344,000)	(250,000)
Gain on settlement of liabilities	91,000	34,000

Total operating expenses	(1,927,000)	(1,629,000)

Operating loss	(1,075,000)	(711,000)
Other income (expense):
Other income	-	109,000
Interest expense - Accretion of debt discount	(771,000)	(720,000)
Interest income	11,000	-
Interest expense	(221,000)	(214,000)
Gain on derivative valuation	413,000	536,000

Total other income (expense)	(568,000)	(289,000)

Income (loss) before provision for income taxes	(1,643,000)	(1,000,000)
Provision for income taxes	-	-

Net (loss)	$(1,643,000)	$(1,000,000)

Earnings (loss) per common share - basic	$(0.01)	$(0.01)
Earnings (loss) per common share - diluted	$(0.01)	$(0.01)
Weighted average common shares - basic	264,736,000	175,034,000)
Weighted average common shares - diluted	264,736,000	175,034,000)

The accompanying notes are an integral part of these financial statements

PARADIGM MEDICAL INDUSTRIES, INC.

Statements of Stockholders’ Equity

For the Period January 1, 2006 through December 31, 2007

	Preferred Stock (See Note 8)	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit

Balance at January 1, 2006 (Restated)	1,000	96,389,295	96,000	57,654,000	(57,760,000)

Issuance of common stock for:

Stock option valuation	-	-	-	23,000	-
Conversion of convertible debentures	-	105,529,700	106,000	275,000	-
Unamortized discount associated to convertible debenture convertions				(286,000)
Pro rata portion of derivative liability associated with debenture conversions				35,000
Conversion of preferred stock	-	39,999	-		-
Net loss	-	-	-	-	(1,001,000)

Balance at December 31, 2006 (Restated)	1,000	201,958,994	202,000	57,701,000	(58,761,000)

Issuance of common stock for:

Stock option valuation	-	-	-	14,000	-
Conversion of convertible debentures	-	343,017,246	343,000	36,000	-
Unamortized discount associated to convertible debenture convertions				(100,000)
Pro rata portion of derivative liability associated with debenture conversions				11,000
Conversion of preferred stock	-	10,667	-	-	-
Net loss	-	-	-	-	(1,643,000)

Balance at December 31, 2007 (Restated)	1,000	544,986,907	545,000	57,662,000	(60,404,000)

The accompanying notes are an integral part of these financial statements

PARADIGM MEDICAL INDUSTRIES, INC.

Statements of Cash Flows

Years Ended December 31,

	2007	2006
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(1,643,000)	$(1,000,000)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	5,000	31,000
Stock option valuation	14,000	23,000
Change in fair value of derivative liabilities	(413,000)	(536,000)
Accretion of debt discount	772,000	720,000
Provision for losses on receivables	56,000	(28,000)
Provision for losses on inventory	-	(37,000)
(Gain) loss on settlement of liabilities	(91,000)	(34,000)
(Increase) decrease in:
Accounts Receivables	(251,000)	19,000
Inventories	98,000	(55,000)
Prepaid and other assets	(16,000)	-
Increase (decrease) in:
Accounts payable	17,000	(30,000)
Accrued liabilities	317,000	99,000
Net cash used in operating activities	(1,135,000)	(828,000)

Cash flows from investing activities:
Acquisition of property and equipment	-	(20,000)
Net cash provided by (used in) investing activities	-	(20,000)

Cash flows from financing activities:
Principal payments on notes payable and long-term debt	-	(12,000)
Proceeds from issuance of convertible notes	1,250,000	1,000,000
Net cash (used in) provided by financing activities	1,250,000	988,000

Net change in cash	115,000	140,000

Cash, beginning of year	206,000	66,000

Cash, end of year	$321,000	$206,000

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

The Company’s financial instruments consist of cash, receivables, payables, and notes payable.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date.  Interest is not charge on trade receivables that are past due.

PARADIGM MEDICAL INDUSTRIES, INC.
1.	Organization and Significant Accounting Policies Continued
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

PARADIGM MEDICAL INDUSTRIES, INC.
1.	Organization and Significant Accounting Policies Continued	Goodwill
As of December 31, 2007, the Company had recorded on their books goodwill related to the purchase of Ocular Blood Flow, Ltd., during 2001.  In accordance with SFAS 142, “Goodwill and Other Intangible Assets, goodwill is not amortized.”

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

Impairment assessments are performed using a variety of methodologies, including cash flow analysis and estimates of sales proceeds.  Where applicable, an appropriate discount rate is used, based on the Company’s cost of capital rate or location-specific economic factors.

Evaluation of Other Long-Lived Assets
The Company evaluates the carrying value of the unamortized balances of other long-lived assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made.  This evaluation is based on management’s projections of the undiscounted future cash flows associated with each asset.  If management’s evaluation were to indicate that the carrying values of these assets were impaired, such impairment would be recognized by a write down of the applicable asset.

Income Taxes
Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards, depreciation, impairment of intangible assets, stock compensation expense, and accrued liabilities.

PARADIGM MEDICAL INDUSTRIES, INC.
1.	Organization and Significant Accounting Policies Continued	Stock – Based Compensation
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

Earnings Per Share (restated)
The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the conversion of preferred stock to common stock, the conversion of the Company’s convertible debentures, and from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Shares potentially issuable from the conversion of convertible debentures and preferred stock conversion of 3,637,280,000 and 862,438 shares of common stock, respectively, as well as, options and warrants to purchase 65,534,392 shares of common of common stock were considered in the computation of earnings per share but were not included because their inclusion would have been anti-dilutive.

PARADIGM MEDICAL INDUSTRIES, INC.
1.	Organization and Significant Accounting Policies Continued	The following table is a reconciliation of basic earnings per share for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007	2006
Basic weighted average shares outstanding	264,736,000	175,034,000

Net loss	(1,643,000)	(1,000,000)

Per share amount	(0.01)	(0.01)

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

PARADIGM MEDICAL INDUSTRIES, INC.
1.	Organization and Significant Accounting Policies Continued
The Company’s high technology product line requires the Company to deal with suppliers and subcontractors supplying highly specialized parts, operating highly sophisticated and narrow tolerance equipment and performing highly technical calculations and tasks.  Although there are a limited number of suppliers and manufacturers that meet the standards required of a regulated medical device, management believes that other suppliers and manufacturers could provide similar components and services.

A significant portion of the Company’s product sales is in foreign countries.  The economic and political instability of some foreign countries may affect the ability of medical personnel to purchase the Company’s products and the ability of the customers to pay for the procedures for which the Company’s products are used.  Such circumstances could cause a possible loss of sales, which would affect operating results adversely.

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

Warranty
The Company provides product warranties on the sale of certain products that generally extend for one year from the date of sale.  The Company maintains a reserve for estimated warranty costs based on historical experience and management’s best estimates.

Warranty Accruals	Years Ended December 31,
	2007	2006

Beginning warranty liability balance	155,000	125,000
Less: Reductions for payments	(20,000)	(10,000)
Plus: Increase for accrual	92,000	40,000

Ending warranty liability balance	227,000	155,000

PARADIGM MEDICAL INDUSTRIES, INC.
1.	Organization and Significant Accounting Policies Continued	Use of Estimates in the Preparation of Financial Statements
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

Contingencies
The Company has adopted the guidance in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” when booking for loss contingencies.  The Company accrues a charge to income when (1) information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (2) the amount of loss can be reasonably estimated.  Loss contingencies related to litigation for the year ended December 31, 2007 were $255,000.

Derivative Financial Instruments (restated)
The Company’s derivative financial instruments consist of embedded derivatives related to the Secured Convertible Term Notes (“the Notes”) entered into agreements on April 27, 2005; June 23, 2005; June 30, 2005; February 28, 2006; June 28, 2006; April 30, 2007; June 11, 2007; December 24, 2007; and December 31, 2007.  These Notes contain interrelated embedded derivatives, which include the fixed conversion feature, the variable conversion feature, the variable interest feature, and the contingent put feature.  Although the put feature was determined to be an embedded derivative which requires bifurcation, we believe the likelihood of this feature being exercised is remote and accordingly no value was ascribed to this particular put feature.  We are required to continue to evaluate our accounting and valuation for this put feature.  We will continue to monitor the probability of this particular put feature being exercised and its impact to our valuation of embedded derivatives in future periods.

PARADIGM MEDICAL INDUSTRIES, INC.
1.	Organization and Significant Accounting Policies Continued
In the event the value of the put feature becomes material in the future, we will use a different model to value this feature along with the other embedded derivatives.

Based on the complex nature of these terms (including the put feature), the Company chose to employ a binomial lattice model to value these features.  The Company used the lattice model because it allows for the consideration of the dynamic and interrelated nature of the unique terms of these securities.  It takes into consideration that in each discrete period of time a stock can either go up or down (described as its “volatility”) and produces a range of potential future stock prices (and thus multiple values at those future points in time). A binomial lattice model assumes the price of the stock underlying the derivative follows one of the two price paths (stock price can either go up or down).  There are three general steps in constructing a binomial lattice model: (1) calculation of the stock price lattice, (2) calculation of the potentially applicable option values at each node based on the terms and conditions of the specific security, and (3) progressively calculating the security value at each node starting at the maturity of the security and working back to the present testing for the greater of the current period value or the probability weighted holding value of the security.  The following key inputs and assumptions were used to calculate the fair values of the embedded derivatives and the warrants:

●	Stock Price: This is the stock price as of the respective valuation date.

●
Fixed Conversion Price:  The fixed conversion price used in the valuation analysis was set equal to fixed conversion price (ranging from $0.2 to $0.09) per share for each of the Notes.  This is the fixed price at which the Investor can convert the Note into common stock.

PARADIGM MEDICAL INDUSTRIES, INC.
1.	Organization and Significant Accounting Policies Continued	●
Volatility:  Volatility is a measure of the standard deviation of the stocks continuously compounded return over the life of the security.  The ideal volatility for an accurate calculation of fair value is the future volatility of the security.  This cannot be known with certainty, so an approximation is derived using historical return volatility for a period of time equal to the remaining life of the instrument as a proxy, and professional judgment.  As part of our valuation, we performed extensive analysis of the historical volatility of returns for the Company’s stock.  Based on our analysis, we chose a standard deviation of 200% as our best estimate of future volatility.

●
Risk-Free Rate:  The appropriate risk free rate is the interest rate of a U.S. treasury note with a maturity equal to the maturity of the respective security.  As of December 31, 2007, the risk free interest rates ranged from 3.06% to 3.49%.  As of December 31, 2006, the risk free interest rates ranged from 4.78% to 4.91%.

		●	Time to Maturity: The time to maturity is measured based on the remaining term of the security as of the valuation date.

●
20-day Minimum Price vs. Closing Stock Price:  The variable conversion feature allows the Investor to convert the Notes at a price equal to 60% - 50% (ranges per note) of the average of the lowest three trading prices during the twenty trading days preceding a conversion notice.  We analyzed the historical relationship between the common stock closing price and the lowest trading price.  Based on this analysis, we determined that on average the lowest trading price in any 20-day period during the time period analyzed was approximately 70% of the closing price.  We used this as a conservative proxy for the average of the three lowest closing prices during the 20-day period.  This result was used in the test of the stock price relative to the fixed conversion price.

PARADIGM MEDICAL INDUSTRIES, INC.
1.	Organization and Significant Accounting Policies Continued	●
Monthly Intraday Trading Price:  The variable interest rate provision waives interest for a given month if the intraday trading price of the common stock exceeds $0.0945 or $0.0275 (depending on Note) per share for every day within a given month.  We assumed that our various node prices were equivalent to this intraday trading price.

		●	Trading Liquidity: We assumed that adequate stock trading liquidity is available for the Investors to sell converted / exercised shares.

●
Probability of Contingent Put Feature: We assumed that the likelihood of this feature being exercised is remote and accordingly no value was ascribed to this particular put feature.  We will continue to monitor the probability of this particular put feature being exercised and its impact to our valuation of embedded derivatives in future periods.

The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions for 2007 and 2006, respectively: dividend yield of 0% and 0%; annual volatility of 200% and 200%; and risk free interest rates ranging from of 3.06% to 3.7% and 4.72% to 4.74%.

The accounting treatment of derivative instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at a fair value of each subsequent balance sheet date. In addition, under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in the fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record a non-operating, non-cash income.

PARADIGM MEDICAL INDUSTRIES, INC.
1.	Organization and Significant Accounting Policies Continued
In the event that the Company is required to convert the debentures into common stock, the Company is required to eliminate the pro rata portion of the derivative liability associated with the conversion, with a corresponding entry recorded to additional paid-in-capital.

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

3.	Detail of	Receivables:
	Certain	Trade receivables	$733,000
	Balance	Allowance for doubtful accounts	(109,000)
	Sheet
	Accounts		$624,000

		Inventories:
		Raw Materials	$558,000
		Finished goods	533,000
		Reserve for obsolescence	(244,000)

			$847,000

		Accrued liabilities:
		Consulting and litigation reserve	283,000
		Payroll and employment benefits	64,000
		Sales tax payable	20,000
		Customer deposits	20,000
		Accrued royalties	3,000
		Warranty and return allowance	227,000
		Other accrued expenses	27,000

			$644,000

PARADIGM MEDICAL INDUSTRIES, INC.

4.	Property and	Property and equipment consists of the following:
	Equipment
		Machinery and equipment	$765,000
		Computer equipment and software	663,000
		Furniture and fixtures	252,000
		Leasehold improvements	166,000

			1,846,000
		Accumulated depreciation and amortization	(1,830,000)

			$16,000

5.	Lease Obligations
 During the years ended December 31, 2007 and 2006, the Company did not lease equipment under noncancellable capital leases.  Any leases previously issued provided the Company the option to purchase the leased assets at the end of the initial lease term.  Assets under capital leases included in fixed assets and are as follows:

		Computer and other equipment	$291,000

		Less accumulated amortization	(291,000)

			$-

5.	Lease Obligations Continued	Amortization expense on assets under capital leases during the years ended December 31, 2007 and 2006 was $5,000 and $31,000, respectively.

The Company leases office and warehouse space under an operating lease agreement.  Future minimum rental payments under the noncancellable operating lease as of December 31, 2007 are approximately as follows:

		Year Ending December 31,	Amount

		2007	$108,000
		2008	110,000

		Total future minimum rental payments	$218,000

		Rent expense related to noncancelable operating leases was approximately $108,000 and $108,000 for the years ended December 31, 2007 and 2006, respectively.

PARADIGM MEDICAL INDUSTRIES, INC.
6.	Income Taxes (restated)	The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before provision for income taxes for the following reasons:

	Years Ended December 31,
	2007	2006

Income tax (provision) benefit at statutory rate	$559,000	$340,000
NOL adjustment		-
Taxable temporary differences	(17,000)	(22,000)
Deductible temporary differences	374,000	38,000
Non-deductible expenses	(122,000)	(104,000)
Change in valuation allowance	(794,000)	(252,000)

	$-	$-

6.	Income Taxes Continued	Deferred tax assets (liabilities) are comprised of the following:
	2007	2006

Net operating loss carryforward	$15,888,000	$14,720,000
Depreciation, amortization, and impairment	-	-
Allowance and reserves	2,065,000	2,439,000
Research and development tax Credit	56,000	56,000
	18,009,000	17,215,000

Valuation allowance	(18,009,000)	(17,215,000)

	$-	$-

A valuation allowance has been established for the net deferred tax asset due to the uncertainty of the Company’s ability to realize such asset.

At December 31, 2007, the Company had net operating loss carryforwards of approximately $55.8 million and research and development tax credit carryforwards of approximately $56,000.  These carryforwards are available to offset future taxable income and expire in 2006 through 2021.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.

PARADIGM MEDICAL INDUSTRIES, INC.
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

PARADIGM MEDICAL INDUSTRIES, INC.
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

PARADIGM MEDICAL INDUSTRIES, INC.
7.	Capital Stock Continued	1.
Upon the liquidation of the Company, the holders of the Series C Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received if they had converted the shares into shares of Common Stock immediately prior to such liquidation plus declared but unpaid dividends; or (b) the stated value, subject to adjustment.

		2.
Each share was convertible, at the option of the holder at any time until January 1, 2002, into approximately 57.14 shares of common stock at an initial conversion price, subject to adjustments for stock splits, stock dividends and certain combination or recapitalization of the common stock, equal to $1.75 per share of common stock.

		3.	The holders of the shares have no voting rights.

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

PARADIGM MEDICAL INDUSTRIES, INC.
7.	Capital	4.	The holders of the shares have no voting rights.
	Stock
	Continued	Series E Preferred Stock

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

PARADIGM MEDICAL INDUSTRIES, INC.
7.	Capital	4.	The holders of the shares have no voting rights.
	Stock
	Continued	5.
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

PARADIGM MEDICAL INDUSTRIES, INC.
7.	Capital	3.	The holders of the shares have no voting rights.
	Stock
	Continued	Series G Preferred Stock

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

		3.	The holders of the shares have no voting rights.

PARADIGM MEDICAL INDUSTRIES, INC.
7.	Capital Stock Continued	The following table summarizes preferred stock activity during the years ended December 31, 2007 and 2006:

	Series A		Series B		Series C		Series D		Series E		Series F		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2006	5,627	$ -	8,986	$ -	-	$ -	5,000	$ -	1,000	$ -	4,598.75	$ -	588,235	$ 1,000

Issuance of Series G preferred stock for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Conversion of preferred stock	-	-	-	-	-	-	-	-	(750.00)	-	-	-	-	-

Balance at December 31, 2006	5,627	-	8,986	-	-	-	5,000	-	250	-	4,598.75	-	588,235	1,000

Issuance of Series G preferred stock for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Conversion of preferred stock	-	-	-	-	-	-	-	-	-	-	(200)	-	-	-

Balance at December 31, 2007	5,627	$ -	8,986	$ -	-	$ -	5,000	$ -	250	$ -	4,398.75	$ -	588,235	$ 1,000

Authorized	500,000		500,000		30,000		1,140,000		50,000		50,000		2,000,000

Liquidation preference		$ 6,000		$36,000		$ -		$ 9,000		$13,000		$235,000		$147,000

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes (restated)	Convertible Notes
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
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

As of December 31, 2007, there was an outstanding balance of   $1,443,000 in principle and accrued interest remaining on the convertible notes.  During the years ended December 31, 2007 and 2006, the Company issued 283,017,246 and 105,529,700 shares of common stock for the conversion of $212,000 and $381,000 of the convertible notes, respectively.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
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

As of December 31, 2007, there was an outstanding balance of $1,334,000 in principle and accrued interest on the convertible notes.  During the year ended December 31, 2007, the Company issued 60,000,000 shares of common stock for the conversion of $167,000 of the convertible notes.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
As of December 31, 2007, there have been no conversions of these convertible notes. Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company’s statements of operations as a result of said conversion.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
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

The Company is required to register the shares of its common stock issuable upon the conversion of the convertible notes and the exercise of the warrants that were issued to the noteholders pursuant to the securities purchase agreement the Company entered in to on December 24, 2007.  The registration statement must be filed with the Securities and Exchange Commission within 60 days of the December 24, 2007 closing date and the effectiveness of the registration is to be within 135 days of such closing date. Penalties of 2% of the outstanding principal balance of the convertible notes plus accrued interest are to be applied for each month the registration is not effective within the required time. The penalty may be paid in cash or stock at the Company’s option.

As of December 31, 2007, there have been no conversions of these convertible notes. Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company’s statements of operations as a result of said conversion.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
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

As of December 31, 2007, there have been no conversions of these convertible notes. Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company’s statements of operations as a result of said conversion.

The Notes include certain features that are considered embedded derivative financial instruments. These features are described below, as follows:

●	The fixed conversion feature which allows the investor to convert the Notes at a fixed price per share;

●	The variable conversion feature, which allows the investor to convert the Notes at a specified percentage of the market price at the time of conversion;

●	The variable interest rate provision that calls for no interest to be paid if the stock price exceeds a predetermined amount for a given months;

●	The contingent put feature, which upon the occurrence of certain events of default, including (i) the Company’s failure to pay the principle and interest thereon when due on the Notes; (ii) bankruptcy, insolvency, reorganization, liquidation proceedings instituted by or against the Company; (iii) any money judgment is entered against the Company for more than $50,000, which remains unvacated, unbonded, or unstayed for more than twenty days; and (iv) the delisting of the Company’s common stock, allows the investor to require the Company to redeem the convertible notes at 130% of the principal amount. Although the put feature was determined to be an embedded derivative which requires bifurcation, we believe the likelihood of this feature being exercised is remote and accordingly no value was ascribed to this particular put feature. We are required to continue to evaluate our accounting and valuation for this put feature. We will continue to monitor the probability of this particular put feature being exercised and its impact to our valuation of embedded derivatives in future periods.

●	The value of the warrants issued in conjunction with each funding.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
The initial fair value assigned to the embedded derivatives and warrants   was $4,169,000, which consisted of the fair values of the  embedded derivatives of $2,588,000 and the fair value of the warrants of $1,582,000.  The Company recorded the first $2,500,000 of fair value of the derivatives and warrants to debt discount (equal to the total proceeds received as of June 30, 2005), which will be amortized to interest expense over the term of the Notes.  The remaining balance of $1,669,000 was recorded as loss of derivative valuation for the period ended June 30, 2005.

As of December 31, 2005, the carrying amount on the Notes was $340,000, net of the unamortized debt discount of $1,698,000.  Interest expense on the Notes totaled $739,000 for the period ended December 31, 2005, which consisted of $369,000 of normal accretion of the Note discount, and $370,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased to $195,000 during the year ended December 31, 2005, which consists of a fair value of the embedded derivatives of $137,000 and the fair value of the warrants of $58,000.  The corresponding decrease in derivative value was reflected as a gain on derivative valuation on the statements of operations in the amount of $3,975,000.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
As of December 31, 2006, the carrying amount on the Notes was $1,421,000, net of the unamortized debt discount of $1,235,000.  Interest expense on the Notes totaled $935,000 for the period ended December 31, 2006, which consisted of $721,000 of normal accretion of the Note discount, and $214,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $536,000 during the year ended December 31, 2006, which consists of a decrease in the fair value of the embedded derivatives of $451,000 and the fair value of the warrants of $85,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $536,000 for the year ended December 31, 2006.

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

At December 31, 2007, the carrying amount on the Notes was $3,100,000, net of the unamortized debt discount of $828,000.  Interest expense on the Notes totaled $992,000 for the period ended December 31, 2007, which consisted of $771,000 normal accretion of the Note discount, and $221,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $413,000 during the year ended December 31, 2007, which consists of a decrease in the fair value of the embedded derivatives of $391,000 and the fair value of the warrants of $22,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $413,000 for the year ended December 31, 2007.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8.	Convertible Notes Continued
The market price of the Company’s common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted and restricted portion of the Notes into shares of the Company’s common stock. The lower the market price of the Company’s common stock at the respective times of conversion, the more shares the Company will need to issue to convert the principal and interest payments then due on the Notes. If the market price of the company’s common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company’s operations could be materially impacted, in an adverse way, if the Company is forced to make repeated cash payments on the Notes.

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

The Company granted the following options and warrants to non-employees during the year ended December 31, 2006:

●	Options to employees, officers and the board of directors to purchase 4,700,000 shares of common stock at an exercise price ranging from $0.01 to $0.02.

●	Warrants to purchase 8,000,000 shares of common stock at an exercise price of $0.10 per share in return for the sale of callable secure convertible notes.

The Company granted the following options and warrants to non-employees during the year ended December 31, 2007:

●	Warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.10 per share in return for the sale of callable secure convertible notes, exercisable through April 26, 2012.

●	Warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.005 per share in return for the sale of callable secure convertible notes, exercisable through June 11, 2012.

●	Warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.001 per share in return for the sale of callable secure convertible notes, exercisable through December 24, 2014.

●	Options to the Company’s President and Chief Executive Officer to purchase 4,500,000 share of common stock at an exercise price of $0.01, exercisable through July 1, 2010.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

9.	Stock Option Plan and Warrants Continued	A Schedule of the options and warrants if as follows:
	Number of		Exercise Price Per
	Options	Warrants	Share

Outstanding at January 1, 2006	3,932,500	19,582,190	$ 0.10 – 12.98
Granted	4,700,000	8,000,000	0.01 – 0.10
Exercised	-	-	-
Expired	(225,000)	(2,522,798)	0.50 – 7.50
Forfeited	(1,402,500)	-	0.10 – 2.75
Outstanding at December 31, 2006	7,005,000	25,059,392	0.01 – 6.75
Granted	4,500,000	29,000,000	0.001 – 0.10
Exercised	-	-	-
Expired	-	(25,000)	0.15 – 0.15
Forfeited	(5,000)	-	0.10 – 0.10
Outstanding at December 31, 2007	11,500,000	54,034,392	$ 0.001 – 6.75

The following table summarizes information about stock options and warrants outstanding at December 31, 2007:
	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.001 – 0.75	64,459,392	0.31	$0.0036	2,759,339	$0.17
2.00 – 5.00	1,025,000	2.30	3.11	1,027,500	3.14
6.00 – 8.13	50,000	2.92	6.75	50,000	6.75
12.98	-	-	12.98	-	12.98

$0.001 – 12.98	65,534,392	0.34	$0.06	3,836,839	$1.14

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

9.	Stock Option Plan and Warrants Continued
The fair value of each option and warrant grant, outside of those granted in conjunction with the Notes are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

December 31,
	2007	2006

Expected dividend yield	$-	$-
Expected stock price volatility	210%-210%	216%-210%
Risk-free interest rate	4.14%-5.37%	4.30%-5.18%
Expected life of options	3-5 years	3-5 years

The weighted average fair value of options granted during 2007 and 2006 are $0.01 and $0.01, respectively.

10.	Gain on Settlement of Liabilities
 Due to the Company’s ongoing cash flow difficulties, during 2007 and 2006 most vendors and suppliers were contacted with attempts to negotiate reduced payments and settlements of outstanding accounts payable and accrued expenses.  While some vendors refused to negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount.  The accounts payable forgiven by vendors and suppliers and accrued expenses settled resulted in a gain of $91,000 and $34,000 in 2007 and 2006, respectively.

11.	Related Party Transactions
A law firm, of which the chairman of the board of directors of the Company is a shareholder, has rendered legal services to the Company.  The Company paid this firm $156,000 and $148,000, for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, the Company owed this firm $46,000, which is included in accounts payable.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

12.	Supplemental Cash Flow	During the year ended December 31, 2007, the Company:
	Information	● Incurred paid obligation of approximately $20,000 for the settlement of accrued liabilities of approximately $111,000 and recorded a corresponding gain of $91,000.

Actual amounts paid for interest and income taxes are as follows:

	Years Ended December 31,
	2007	2006

Interest	$11,000	$7,000

Income taxes	$-	$-

13.	Export Sales (restated)
In accordance with Paragraph 38(a) of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information,” The company has the following information regarding revenues to external customers. Revenues are attributed to countries based on location of customer.

           PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

13.	Export Sales Continued	Total sales include export sales by major geographic area as follows:
	Years Ended December 31,
Geographic Area	2007	2006

Europe:
Belgium	$-	$325
Bulgaria	28,400	4,900
France	34,224	6,250
Germany	-	7,200
Greece	11,750	75,455
Italy	38,040	17,725
Poland	37,000	12,650
Russia	204,540	158,620
Spain	7,200	32,550
Turkey	102,940	57,750
United Kingdom	255,717	293,240
Sub total	719,811	666,665

Far East:
Bangladesh	$560	$29,850
China	91,600	74,544
India	16,800	63300
Pakistan	8,200	-
South Korea	42,500	175,656
Taiwan	32,650	31,050
Thailand	-	32,250
Vietnam	80,600	-
Sub total	272,910	406,650

   PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

13.	Export Sales Continued
Middle East:
Egypt	$9,540	$27,200
Israel	2,800	2,150
Jordan	-	5,100
Saudi Arabia	65,700	33,950
UAE	10,600	-
Sub total	88,640	68,400

North America:
Canada	$44,750	$99,402
Mexico	-	6,800
USA	636,879	894,758
Sub total	681,629	1,000,960

Central, South America, and Caribbean:
Argentina	$21,915	$-
Brazil	36,698	9,500
El Salvador	8,749	12,650
Guatemala	-	8,300
Honduras	-	5,150
Puerto Rico	26,798	10,825
Venezuela	14,850	-
Colombia	-	5,900
Sub total	109,010	52,325

Total	$1,872,000	$2,195,000

          PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

13.	Export Sales Continued	Percentage and amount of revenues to external customers by product, as required by SFAS 131, paragraph 37, are as follows:

PRODUCT	MODEL	2007	2006

Humphrey Systems: P55 & A/B Scan	Pachymeter (P55), A/B Scan (P37)	(548,902)	(314,227)
MEDA Systems	P2000, P2200, P2500, P2700, P3700	29%	14%

Dicon diagnostic: Perimeter and corneal topographer	LD, TKS, CT	(388,179)	(855,800)
		21%	39%

UBM biomicroscope:	P40, P45, P60	(512,644)	(546,793)
		27%	25%

Blood Flow Analyzer:	BFA	(256,511)	(210,929)
		14%	10%
	Sub-Total	(1,706,236)	(1,927,748)
		91%	88%
Cataract removal sales (Precisionist and SIStem)	PHO, SIS (Surgical)	-	5,856
		0%	0%

Service, parts, disposables, and other		(165,318)	(273,577)
		9%	12%

	Total YTD Sales	(1,871,554)	(2,195,469)
		100%	100%

    PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

14.	Savings Plan
In November 1996, the Company established a 401(k) Retirement Savings Plan for the Company’s officers and employees.  The Plan provisions include eligibility after six months of service, a three year vesting provision and nondiscriminatory no matching contributions at this time.  During the years ended December 31, 2007 and 2006, the Company made no contributions to the Plan.

15.	Commitments and Contingencies
Agreements
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

  PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

15.	Commitments and Contingencies Continued
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

   PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

15.	Commitments and Contingencies Continued
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

15.	Commitments and Contingencies Continued
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

Legal Proceedings
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

15.	Commitments and Contingencies Continued
An action was filed on June 20, 2003, in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195) by CitiCorp Vendor Finance, Inc, formerly known as Copelco Capital, Inc.  The complaint claims that $49,626 plus interest is due for the leasing of three copy machines that were delivered to the Company’s Salt Lake City facilities on or about April of 2000.  The action also seeks an award of attorney’s fees and costs incurred in the collection. The Company filed an answer to the complaint disputing the amounts allegedly owed due to machine problems and a claimed understanding with the vendor.  The Company returned two of the machines.  The Company was engaged in settlement discussions with CitiCorp until counsel for CitiCorp withdrew from the case.  New counsel for CitiCorp was appointed. After an initial meeting with new counsel, the Company provided initial disclosures to the new counsel.

The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

Employment Agreements
The Company entered into an employment agreement with Raymond P.L. Cannefax, which commenced on January 5, 2006 and expired on January 5, 2007. The employment agreement requires Mr. Cannefax to devote substantially all of his working time as the Company’s President and Chief Executive Officer, providing that he may be terminated for “cause” (as provided in the agreement) and prohibits him from competing with the Company for two years following the termination of his employment agreement.  The employment agreement provides for the payment of an initial base salary of $125,000.  The employment agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Board of Directors, with the first review of the annual salary to be made as of June 30, 2006. The employment agreement further provides for the issuance of stock options to purchase 4,500,000 shares of the Company’s common stock at $.01 per share. The options vest in twelve equal monthly installments of 375,000 shares, beginning on February 5, 2006 until such shares are vested.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

15.	Commitments and Contingencies Continued
In the event of a change of control of the Company, then all outstanding stock options granted to Mr. Cannefax shall be immediately vested.  A change of control shall be deemed to have occurred if (i) a tender offer shall be made and consummated for the ownership of more than 25% of the Company’s outstanding shares; (ii) the Company shall be merged or consolidated with another corporation and, as a result, less than 25% of the outstanding common shares of the surviving corporation shall be owned in the aggregate by the Company’s former shareholders, as the same shall have listed prior to such merger or consolidation; (iii) the Company shall sell all or substantially all of its assets to another corporation that is not a wholly owned subsidiary or affiliate; (iv) as a result of any contested election for the Board of Directors, or any tender or exchange offer, merger of business combination or sale of assets, the persons who were directors of the Company before such a transaction shall cease to constitute a majority of the Board of Directors; or (v) a person other than an officer or director of the Company shall acquire more than 20% of the outstanding shares of common stock of the Company.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

15.	Commitments and Contingencies Continued
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

16.	Recent Accounting Pronouncements
Recent accounting pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires employers that sponsor defined benefit pension and postretirement plans to recognize previously unrecognized actuarial losses and prior service costs in the statement of financial position and to recognize future changes in these amounts in the year in which changes occur through comprehensive income. As a result, the statement of financial position will reflect funded status of those plans as an asset or liability. Additionally, employers are required to measure the funded status of a plan as of the date of their year-end statements of financial position and provide additional disclosures. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006 for companies whose securities are publicly traded. The Company does not expect the adoption of SFAS 158 to have a significant effect on its financial position or results of operation.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

16.	Recent Accounting Pronouncements Continued
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

16.	Recent Accounting Pronouncements Continued
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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for us on January 1, 2009, and is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective for us on January 1, 2009, and is not expected to have a material effect on our consolidated financial statements.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

16.	Recent Accounting Pronouncements Continued
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for us on January 1, 2008, and is not expected to have a material effect on our consolidated financial statements.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation.

17.	Subsequent Events
Subsequent Events

On January 16, 2008, the Company entered into a consulting agreement with Corcoran Consulting Group, which specializes in medical reimbursement issues for optometry and ophthalmology.  The Company plans to work with Corcoran Consulting Group to create a new common procedure technology, or CPT code number, for reimbursement purposes for physicians and practitioners using the Blood Flow Analyzer™.  In addition, the Company plans to work with Corcoran Consulting Group to offer educational seminars for physicians and practitioners who purchase the Blood Flow Analyzer™.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

17.	Subsequent Events Continued
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

18.	Restatement and Reclassification (restated)
We have restated our annual financial statements for the years ended December 31, 2007, 2006 and 2005, and our quarterly financial statements for the quarter ended March 31, June 30, and September 30, 2007 and 2006, respectively.  These restatements have been performed to reflect issues identified during a review of our financial statements.  Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

●
We erroneously treated the conversion-related derivatives and warrants associated with the Company’s Callable Secured Convertible Notes for the years ended December 31, 2005, 2006 and 2007.  The correct presentation is as a liability adjusted for changes in fair value, at each balance sheet date, through the statements of operations, as provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

●	We have also expanded footnote disclosures and added disclosures to help clarify the amounts recorded in the financial statements of the Company.

A summary of the effects of these changes is as follows:

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Balance Sheet December 31, 2005	As Previously Reported	As Restated	Change
	Assets

	Current assets:
	Cash	$66,000	$66,000	$-
	Receivables, net	401,000	401,000	-
	Inventories, net	853,000	853,000	-
	Prepaid and other assets	11,000	11,000	-
	Total current assets	1,331,000	1,331,000	-

	Property and equipment, net	32,000	32,000	-
	Goodwill	339,000	339,000	-

	Total assets	$1,702,000	$1,702,000	$-

	Liabilities and Stockholders’ (Deficit)

	Current liabilities:
	Accounts payable	$459,000	$459,000	$-
	Accrued liabilities	704,000	704,000	-
	Current portion of capital lease obligations	14,000	14,000	-
	Total current liabilities	1,177,000	1,177,000	-

	Convertible notes payable, net of discount $1,698,000	2,038,000	340,000	(1,698,000)	a
	Derivative liabilities	-	195,000	195,000	b
	Total long-term liabilities	2,038,000	535,000	(1,503,000)
	Total liabilities	3,215,000	1,712,000	(1,503,000)
	Commitments and contingencies	-	-	-

	Stockholders’ (Deficit):
	Preferred stock, $.001 par value, 5,000,000 shares authorized,
	613,447 shares issued and outstanding (aggregate liquidation
	preference of $496,000)	1,000	1,000	-
	Common stock, $.001 par value, 250,000,000 shares authorized,
	96,389,295 shares issued and outstanding	96,000	96,000	-
	Additional paid-in capital	60,586,000	57,653,000	(2,933,000)	c
	Accumulated deficit	(62,196,000)	(57,760,000)	4,436,000	d

	Total stockholders’ (Deficit)	(1,513,000)	(10,000)	1,503,000

	Total liabilities and stockholders’ (Deficit)	$1,702,000	$1,702,000	$-

a	To properly record debt discount in accordance with SFAS 133
b	Fair valuation of embedded derivatives associated with Notes
c	Reclassification of fully expensed beneficial conversion feature in 2005
d	Effect of properly accounting for embedded derivatives

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Operations Twelve months ended December 31, 2005	As Previously Reported	As Restated	Change

	Sales	$2,201,000	$2,201,000	$-
	Cost of sales	1,599,000	1,599,000	-

	Gross profit	602,000	602,000	-

	Operating expenses:
	General and administrative	(1,298,000)	(1,298,000)	-
	Marketing and selling	(641,000)	(641,000)	-
	Research and development	(855,000)	(855,000)	-
	Gain on settlement of liabilities	12,000	12,000	-

	Total operating expenses	(2,782,000)	(2,782,000)	-

	Operating loss	(2,180,000)	(2,180,000)	-
	Other income (expense):
	Other income	16,000	16,000	-
	Other expenses	(2,870,000)	-	2,870,000	a
	Interest expense-Accetion of debt discount	-	(369,000)	(369,000)	b
	Gain and loss on derivative valuation	-	3,974,000	3,974,000	c
	Initial fair value of derivative and warrant	-	(1,669,000)	(1,669,000)	a
	Interest expense	(15,000)	(385,000)	(370,000)	d
	Impairment of intangible assets	(340,000)	(340,000)	-

	Total other income (expense)	(3,209,000)	1,227,000	4,436,000

	Income (loss) before provision for income taxes	(5,389,000)	(953,000)	4,436,000
	Provision for income taxes	-	-	-

	Net (loss)	$(5,389,000)	$(953,000)	$4,436,000

	Earnings (loss) per common share - basic	$(0.13)	$(0.02)	$0.12
	Earnings (loss) per common share - diluted	$(0.13)	$(0.02)	$0.11
	Weighted average common shares - basic	42,033,000	42,033,000	-
	Weighted average common shares - diluted	42,942,000	42,033,000	(909,000)

a	Reclassification and effect of properly accounting for embedded derivatives
b	Properly record accretion on Notes
c	Effect of valuation of embedded derivatives
d	Reclassification of interest

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Cash Flows December 31, 2005	As Previously Reported	As Restated	Change

	Cash flows from operating activities:
	Net income (loss)	$(5,389,000)	$(953,000)	$4,436,000	a
	Adjustments to reconcile net income (loss) to net
	cash used in operating activities:
	Depreciation and amortization	77,000	77,000	-
	Issuance of common stock for satisfaction of penalty	53,000	53,000	-
	Issuance of common stock for services	23,000	23,000	-
	Change in fair value of derivative liabilities	-	(2,305,000)	(2,305,000)	b
	Beneficial conversion interest	2,009,000	369,000	(1,640,000)	c
	Issuance of stock options and warrants for services	491,000	-	(491,000)	d
	Provision for losses on receivables	(1,000)	(1,000)	-
	Provision for losses on inventory	(61,000)	(61,000)	-
	Impairment of Intangibles and investments	340,000	340,000	-
	(Gain) loss on settlement of liabilities	(12,000)	(12,000)	-
	(Increase) decrease in:
	Accounts Receivables	257,000	257,000	-
	Inventories	(72,000)	(72,000)	-
	Prepaid and other assets	56,000	56,000	-
	Increase (decrease) in:
	Accounts payable	(291,000)	(291,000)	-
	Accrued liabilities	(148,000)	(148,000)	-
	Net cash used in operating activities	(2,668,000)	(2,668,000)	-

	Cash flows from investing activities:
	Net cash provided by (used in) investing activities	-	-	-

	Cash flows from financing activities:
	Principal payments on notes payable and long-term debt	(47,000)	(47,000)	-
	Proceeds from issuance of common stock	150,000	150,000	-
	Proceeds from issuance of convertible notes	2,500,000	2,500,000	-
	Net cash (used in) provided by financing activities	2,603,000	2,603,000	-

	Net change in cash	(65,000)	(65,000)	-

	Cash, beginning of year	131,000	131,000	-

	Cash, end of year	$66,000	$66,000	$-

a	Effect of properly accounting for embedded derivatives
b	Effect of valuation of embedded derivatives
c	To properly record accretion on Notes
d	Reclassification of improperly recorded warrant expense

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Balance Sheet March 31, 2006	As Previously Reported	As Restated	Change
	(Unaudited)
	Assets

	Current assets:
	Cash	$400,000	$400,000	$-
	Receivables, net	319,000	319,000	-
	Inventories, net	820,000	820,000	-
	Prepaid and other assets	61,000	61,000	-
	Total current assets	1,600,000	1,600,000	-

	Property and equipment, net	21,000	21,000	-
	Goodwill	339,000	339,000	-
	Total assets	$1,960,000	$1,960,000	$-

	Liabilities and Stockholders’ (Deficit)

	Current liabilities:
	Accounts payable	$432,000	$432,000	$-
	Accrued liabilities	732,000	732,000	-
	Current portion of capital lease obligations	5,000	5,000	-
	Total current liabilities	1,169,000	1,169,000	-

	Convertible notes payable, net of discount $1,764,000	2,343,000	579,000	(1,764,000)	a
	Derivative liabilities	-	816,000	816,000	b
	Total long-term liabilities	2,343,000	1,395,000	(948,000)
	Total liabilities	3,512,000	2,564,000	(948,000)
	Commitments and contingencies	-	-	-

	Stockholders’ (Deficit):
	Preferred stock authorized:
	5,000,000 shares, $0.001 par value	1,000	1,000	-
	Common stock authorized:
	250,000,000 shares, $.001 par value, 160,800,324 shares
	issued and outstanding at March 31, 2006	161,000	161,000	-
	Additional paid-in capital	61,238,000	57,667,000	(3,571,000)	c
	Accumulated deficit	(62,952,000)	(58,433,000)	4,519,000	d

	Total stockholders’ (Deficit)	(1,552,000)	(604,000)	948,000

	Total liabilities and stockholders’ (Deficit)	$1,960,000	$1,960,000	$-

a	To properly record debt discount in accordance with SFAS 133
b	Fair valuation of embedded derivatives associated with Notes
c	Reclassification of fully expensed beneficial conversion feature in 2005
d	Effect of properly accounting for embedded derivatives

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Operations Three months ended March 31, 2006	As Previously Reported	As Restated	Change
	(Unaudited)

	Sales	$463,000	$463,000	$-
	Cost of sales	222,000	222,000	-

	Gross profit	241,000	241,000	-

	Operating expenses:
	General and administrative	(250,000)	(250,000)	-
	Marketing and selling	(78,000)	(78,000)	-
	Research and development	(124,000)	(124,000)	-

	Total operating expenses	(452,000)	(452,000)	-

	Operating loss	(211,000)	(211,000)	-
	Other income (expense):
	Other income	2,000	2,000	-
	Other expenses	(544,000)	-	544,000	a
	Interest expense-Accetion of debt discount	-	(173,000)	(173,000)	b
	Gain and loss on derivative valuation	-	(244,000)	(244,000)	c
	Interest expense	(3,000)	(47,000)	(44,000)	d

	Total other income (expense)	(545,000)	(462,000)	83,000

	Income (loss) before provision for income taxes	(756,000)	(673,000)	83,000
	Provision for income taxes	-	-	-

	Net (loss)	$(756,000)	$(673,000)	$83,000

	Earnings (loss) per common share - basic	$(0.01)	$(0.01)	$0.00
	Earnings (loss) per common share - diluted	$(0.01)	$(0.01)	$0.00
	Weighted average common shares - basic	124,647,000	124,647,000	-
	Weighted average common shares - diluted	124,647,000	124,647,000	-

a	Reclassification and effect of properly accounting for embedded derivatives
b	Properly record accretion on Notes
c	Effect of valuation of embedded derivatives
d	Reclassification of interest

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Cash Flows March 31, 2006	As Previously Reported	As Restated	Change
	(Unaudited)

	Cash flows from operating activities:
	Net income (loss)	$(756,000)	$(673,000)	$83,000	a
	Adjustments to reconcile net income (loss) to net
	cash used in operating activities:
	Depreciation and amortization	16,000	16,000	-
	Stock option valuation	23,000	23,000	-
	Change in fair value of derivative liabilities	-	244,000	244,000	b
	Beneficial conversion interest	482,000	173,000	(309,000)	c
	Issuance of stock options and warrants for services	18,000	-	(18,000)	d
	Provision for losses on receivables	1,000	1,000	-
	Provision for losses on inventory	25,000	25,000	-
	(Increase) decrease in:
	Accounts Receivables	80,000	80,000	-
	Inventories	8,000	8,000	-
	Prepaid and other assets	(50,000)	(50,000)	-
	Increase (decrease) in:
	Accounts payable	(27,000)	(27,000)	-
	Accrued liabilities	28,000	28,000	-
	Net cash used in operating activities	(152,000)	(152,000)	-

	Cash flows from investing activities:
	Acquisition of property and equipment	(5,000)	(5,000)	-
	Net cash provided by (used in) investing activities	(5,000)	(5,000)	-

	Cash flows from financing activities:
	Principal payments on notes payable and long-term debt	(9,000)	(9,000)	-
	Proceeds from issuance of convertible notes	500,000	500,000	-
	Net cash (used in) provided by financing activities	491,000	491,000	-

	Net change in cash	334,000	334,000	-

	Cash, beginning of period	66,000	66,000	-

	Cash, end of period	$400,000	$400,000	$-

	Supplemental disclosure of cash flow information:
	Cash paid for interest	$1,000	$1,000
	Cash paid for income taxes	$-	$-

a	Effect of properly accounting for embedded derivatives
b	Effect of valuation of embedded derivatives
c	To properly record accretion on Notes
d	Reclassification of improperly recorded warrant expense

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Balance Sheet June 30, 2006	As Previously Reported	As Restated	Change
	(Unaudited)
	Assets

	Current assets:
	Cash	$591,000	$591,000	$-
	Receivables, net	486,000	486,000	-
	Inventories, net	786,000	786,000	-
	Prepaid and other assets	49,000	49,000	-
	Total current assets	1,912,000	1,912,000	-

	Property and equipment, net	24,000	24,000	-
	Goodwill	339,000	339,000	-
	Total assets	$2,275,000	$2,275,000	$-

	Liabilities and Stockholders’ (Deficit)

	Current liabilities:
	Accounts payable	$390,000	$390,000	$-
	Accrued liabilities	848,000	848,000	-
	Current portion of capital lease obligations	1,000	1,000	-
	Total current liabilities	1,239,000	1,239,000	-

	Convertible notes payable, net of discount $1,613,000	2,670,000	1,057,000	(1,613,000)	a
	Derivative liabilities	-	440,000	440,000	b
	Total long-term liabilities	2,670,000	1,497,000	(1,173,000)
	Total liabilities	3,909,000	2,736,000	(1,173,000)
	Commitments and contingencies	-	-	-

	Stockholders’ (Deficit):
	Preferred stock authorized:
	5,000,000 shares, $0.001 par value	1,000	1,000	-
	Common stock authorized:
	250,000,000 shares, $.001 par value, 196,956,828 shares
	issued and outstanding at June 30, 2006	197,000	197,000	-
	Additional paid-in capital	61,873,000	57,700,000	(4,173,000)	c
	Accumulated deficit	(63,705,000)	(58,359,000)	5,346,000	d

	Total stockholders’ (Deficit)	(1,634,000)	(461,000)	1,173,000

	Total liabilities and stockholders’ (Deficit)	$2,275,000	$2,275,000	$-

a	To properly record debt discount in accordance with SFAS 133
b	Fair valuation of embedded derivatives associated with Notes
c	Reclassification of fully expensed beneficial conversion feature in 2005 and 2006
d	Effect of properly accounting for embedded derivatives

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries,Inc. Statements of Operations Three months ended June 30, 2006	As Previously Reported	As Restated	Change
	(Unaudited)

	Sales	$718,000	$718,000	$-
	Cost of sales	416,000	416,000	-

	Gross profit	302,000	302,000	-

	Operating expenses:
	General and administrative	(263,000)	(263,000)	-
	Marketing and selling	(108,000)	(108,000)	-
	Research and development	(132,000)	(132,000)	-

	Total operating expenses	(503,000)	(503,000)	-

	Operating loss	(201,000)	(201,000)	-
	Other income (expense):
	Other expenses (Financing cost)	(553,000)	-	553,000	a
	Interest expense-Accetion of debt discount	-	(179,000)	(179,000)	b
	Gain and loss on derivative valuation	-	506,000	506,000	c
	Interest expense	(1,000)	(54,000)	(53,000)	d

	Total other income (expense)	(554,000)	273,000	827,000

	Income (loss) before provision for income taxes	(755,000)	72,000	827,000
	Provision for income taxes	-	-	-

	Net (loss)	$(755,000)	$72,000	$827,000

	Earnings (loss) per common share - basic	$(0.00)	$0.00	$0.00
	Earnings (loss) per common share - diluted	$(0.00)	$0.00	$0.00
	Weighted average common shares - basic	175,402,000	175,402,242	242
	Weighted average common shares - diluted	175,402,000	209,150,191	33,748,191

a	Reclassification and effect of properly accounting for embedded derivatives
b	Properly record accretion on Notes
c	Effect of valuation of embedded derivatives
d	Reclassification of interest

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Operations Six months ended June 30, 2006	As Previously Reported	As Restated	Change
	(Unaudited)

	Sales	$1,182,000	$1,182,000	$-
	Cost of sales	638,000	638,000	-

	Gross profit	544,000	544,000	-

	Operating expenses:
	General and administrative	(514,000)	(514,000)	-
	Marketing and selling	(185,000)	(185,000)	-
	Research and development	(257,000)	(257,000)	-

	Total operating expenses	(956,000)	(956,000)	-

	Operating loss	(412,000)	(412,000)	-
	Other income (expense):
	Other income	2,000	2,000	-
	Other expenses (Financing cost)	(1,097,000)	-	1,097,000	a
	Interest expense-Accetion of debt discount	-	(352,000)	(352,000)	b
	Gain and loss on derivative valuation	-	262,000	262,000	c
	Interest expense	(4,000)	(101,000)	(97,000)	d

	Total other income (expense)	(1,099,000)	(189,000)	910,000

	Income (loss) before provision for income taxes	(1,511,000)	(601,000)	910,000
	Provision for income taxes	-	-	-

	Net (loss)	$(1,511,000)	$(601,000)	$910,000

	Earnings (loss) per common share - basic	$(0.01)	$(0.00)	$0.01
	Earnings (loss) per common share - diluted	$(0.01)	$(0.00)	$0.01
	Weighted average common shares - basic	150,164,000	150,164,000	-
	Weighted average common shares - diluted	150,164,000	150,164,000	-

a	Reclassification and effect of properly accounting for embedded derivatives
b	Properly record accretion on Notes
c	Effect of valuation of embedded derivatives
d	Reclassification of interest

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Cash Flows June 30, 2006	As Previously Reported	As Restated	Change
	(Unaudited)

	Cash flows from operating activities:
	Net income (loss)	$(1,511,000)	$(601,000)	$910,000	a
	Adjustments to reconcile net income (loss) to net
	cash used in operating activities:
	Depreciation and amortization	24,000	24,000	-
	Stock option valuation	23,000	23,000	-
	Change in fair value of derivative liabilities	-	(262,000)	(262,000)	b
	Beneficial conversion interest	964,000	352,000	(612,000)	c
	Issuance of stock options and warrants for services	36,000	-	(36,000)	d
	Provision for losses on receivables	1,000	1,000	-
	(Increase) decrease in:
	Accounts Receivables	(86,000)	(86,000)	-
	Inventories	67,000	67,000	-
	Prepaid and other assets	(38,000)	(38,000)	-
	Increase (decrease) in:
	Accounts payable	(69,000)	(69,000)	-
	Accrued liabilities	144,000	144,000	-
	Net cash used in operating activities	(445,000)	(445,000)	-

	Cash flows from investing activities:
	Acquisition of property and equipment	(16,000)	(16,000)	-
	Net cash provided by (used in) investing activities	(16,000)	(16,000)	-

	Cash flows from financing activities:
	Principal payments on notes payable and long-term debt	(14,000)	(14,000)	-
	Proceeds from issuance of convertible notes	1,000,000	1,000,000	-
	Net cash (used in) provided by financing activities	986,000	986,000	-

	Net change in cash	525,000	525,000	-

	Cash, beginning of period	66,000	66,000	-

	Cash, end of period	$591,000	$591,000	$-

	Supplemental disclosure of cash flow information:
	Cash paid for interest	$2,000	$2,000
	Cash paid for income taxes	$-	$-

a	Effect of properly accounting for embedded derivatives
b	Effect of valuation of embedded derivatives
c	To properly record accretion on Notes
d	Reclassification of improperly recorded warrant expense

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Balance Sheet September 30, 2006	As Previously Reported	As Restated	Change
	(Unaudited)

	Assets

	Current assets:
	Cash	$267,000	$267,000	$-
	Receivables, net	292,000	292,000	-
	Inventories, net	873,000	873,000	-
	Prepaid and other assets	57,000	57,000	-
	Total current assets	1,489,000	1,489,000	-

	Property and equipment, net	24,000	24,000	-
	Goodwill	339,000	339,000	-
	Total assets	$1,852,000	$1,852,000	$-

	Liabilities and Stockholders’ (Deficit)

	Current liabilities:
	Accounts payable	$336,000	$336,000	$-
	Accrued liabilities	793,000	793,000	-
	Total current liabilities	1,129,000	1,129,000	-

	Convertible notes payable, net of discount $1,422,000	2,660,000	1,238,000	(1,422,000)	a
	Derivative liabilities	-	383,000	383,000	b
	Total long-term liabilities	2,660,000	1,621,000	(1,039,000)
	Total liabilities	3,789,000	2,750,000	(1,039,000)
	Commitments and contingencies	-	-	-

	Stockholders’ (Deficit):
	Preferred stock authorized:
	5,000,000 shares, $0.001 par value	1,000	1,000	-
	Common stock authorized:
	800,000,000 shares, $.001 par value, 199,956,828 shares
	issued and outstanding at September 30, 2006	200,000	200,000	-
	Additional paid-in capital	61,881,000	57,701,000	(4,180,000)	c
	Accumulated deficit	(64,019,000)	(58,800,000)	5,219,000	d

	Total stockholders’ (Deficit)	(1,937,000)	(898,000)	1,039,000

	Total liabilities and stockholders’ (Deficit)	$1,852,000	$1,852,000	$-

a	To properly record debt discount in accordance with SFAS 133
b	Fair valuation of embedded derivatives associated with Notes
c	Reclassification of fully expensed beneficial conversion feature in 2005 and 2006
d	Effect of properly accounting for embedded derivatives

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Operations Three months ended September 30, 2006	As Previously Reported	As Restated	Change
	(Unaudited)

	Sales	$418,000	$418,000	$-
	Cost of sales	203,000	203,000	-

	Gross profit	215,000	215,000	-

	Operating expenses:
	General and administrative	(258,000)	(258,000)	-
	Marketing and selling	(123,000)	(123,000)	-
	Research and development	(130,000)	(130,000)	-

	Total operating expenses	(511,000)	(511,000)	-

	Operating loss	(296,000)	(296,000)	-
	Other income (expense):
	Other income (interest)	5,000	5,000	-
	Other expenses (Financing cost)	(54,000)	-	54,000	a
	Interest expense-Accetion of debt discount	-	(184,000)	(184,000)	b
	Gain and loss on derivative valuation	-	58,000	58,000	c
	Interest expense	(3,000)	(57,000)	(54,000)	d
	Gain on sale of investment	33,000	33,000	-

	Total other income (expense)	(19,000)	(145,000)	(126,000)

	Income (loss) before provision for income taxes	(315,000)	(441,000)	(126,000)
	Provision for income taxes	-	-	-

	Net (loss)	$(315,000)	$(441,000)	$(126,000)

	Earnings (loss) per common share - basic	$(0.00)	$(0.00)	$0.00
	Earnings (loss) per common share - diluted	$(0.00)	$(0.00)	$0.00
	Weighted average common shares - basic	198,546,000	198,546,000	-
	Weighted average common shares - diluted	198,546,000	198,546,000	-

a	Reclassification and effect of properly accounting for embedded derivatives
b	Properly record accretion on Notes
c	Effect of valuation of embedded derivatives
d	Reclassification of interest

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Operations Nine months ended September 30, 2006	As Previously Reported	As Restated	Change
	(Unaudited)

	Sales	$1,600,000	$1,600,000	$-
	Cost of sales	841,000	841,000	-

	Gross profit	759,000	759,000	-

	Operating expenses:
	General and administrative	(772,000)	(772,000)	-
	Marketing and selling	(307,000)	(307,000)	-
	Research and development	(388,000)	(388,000)	-

	Total operating expenses	(1,467,000)	(1,467,000)	-

	Operating loss	(708,000)	(708,000)	-
	Other income (expense):
	Other income (interest)	5,000	5,000	-
	Other expenses (Financing cost)	(1,152,000)	-	1,152,000	a
	Interest expense-Accetion of debt discount	-	(536,000)	(536,000)	b
	Gain and loss on derivative valuation	-	319,000	319,000	c
	Interest expense	(7,000)	(159,000)	(152,000)	d
	Gain on sale of investment	36,000	36,000	-

	Total other income (expense)	(1,118,000)	(335,000)	783,000

	Income (loss) before provision for income taxes	(1,826,000)	(1,043,000)	783,000
	Provision for income taxes	-	-	-

	Net (loss)	$(1,826,000)	$(1,043,000)	$783,000

	Earnings (loss) per common share - basic	$(0.01)	$(0.01)	$0.00
	Earnings (loss) per common share - diluted	$(0.01)	$(0.01)	$0.00
	Weighted average common shares - basic	166,459,000	166,459,000	-
	Weighted average common shares - diluted	166,459,000	166,459,000	-

a	Reclassification and effect of properly accounting for embedded derivatives
b	Properly record accretion on Notes
c	Effect of valuation of embedded derivatives
d	Reclassification of interest

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Cash Flows September 30, 2006	As Previously Reported	As Restated	Change
	(Unaudited)

	Cash flows from operating activities:
	Net income (loss)	$(1,826,000)	$(1,043,000)	$783,000	a
	Adjustments to reconcile net income (loss) to net
	cash used in operating activities:
	Depreciation and amortization	28,000	28,000	-
	Stock option valuation	23,000	23,000	-
	Change in fair value of derivative liabilities	-	(319,000)	(319,000)	b
	Beneficial conversion interest	964,000	536,000	(428,000)	c
	Issuance of stock options and warrants for services	36,000	-	(36,000)	d
	Provision for losses on receivables	(5,000)	(5,000)	-
	Provision for losses on inventory	(24,000)	(24,000)	-
	(Increase) decrease in:
	Accounts Receivables	114,000	114,000	-
	Inventories	4,000	4,000	-
	Prepaid and other assets	(46,000)	(46,000)	-
	Increase (decrease) in:
	Accounts payable	(123,000)	(123,000)	-
	Accrued liabilities	89,000	89,000	-
	Net cash used in operating activities	(766,000)	(766,000)	-

	Cash flows from investing activities:
	Acquisition of property and equipment	(19,000)	(19,000)	-
	Net cash provided by (used in) investing activities	(19,000)	(19,000)	-

	Cash flows from financing activities:
	Principal payments on notes payable and long-term debt	(14,000)	(14,000)	-
	Proceeds from issuance of convertible notes	1,000,000	1,000,000	-
	Net cash (used in) provided by financing activities	986,000	986,000	-

	Net change in cash	201,000	201,000	-

	Cash, beginning of period	66,000	66,000	-

	Cash, end of period	$267,000	$267,000	$-

	Supplemental disclosure of cash flow information:
	Cash paid for interest	$4,000	$4,000
	Cash paid for income taxes	$-	$-

a	Effect of properly accounting for embedded derivatives
b	Effect of valuation of embedded derivatives
c	To properly record accretion on Notes
d	Reclassification of improperly recorded warrant expense

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Balance Sheet December 31, 2006	As Previously Reported	As Restated	Change
	Assets

	Current assets:
	Cash	$206,000	$206,000	$-
	Receivables, net	410,000	410,000	-
	Inventories, net	945,000	945,000	-
	Prepaid and other assets	11,000	11,000	-
	Total current assets	1,572,000	1,572,000	-

	Property and equipment, net	21,000	21,000	-
	Goodwill	339,000	339,000	-

	Total assets	$1,932,000	$1,932,000	$-

	Liabilities and Stockholders’ (Deficit)

	Current liabilities:
	Accounts payable	$400,000	$400,000	$-
	Accrued liabilities	802,000	802,000	-
	Total current liabilities	1,202,000	1,202,000	-

	Convertible notes payable, net of discount $1,235,000	2,655,000	1,420,000	(1,235,000)	a
	Derivative liabilities	-	166,000	166,000	b
	Total long-term liabilities	2,655,000	1,586,000	(1,069,000)
	Total liabilities	3,857,000	2,788,000	(1,069,000)
	Commitments and contingencies	-	-	-

	Stockholders’ (Deficit):
	Preferred stock, $.001 par value, 5,000,000 shares authorized,
	612,697 shares issued and outstanding (aggregate liquidation
	preference of $456,000)	1,000	1,000	-
	Common stock, $.001 par value, 250,000,000 shares authorized,
	201,956,394 shares issued and outstanding	202,000	202,000	-
	Additional paid-in capital	61,884,000	57,701,000	(4,183,000)	c
	Accumulated deficit	(64,012,000)	(58,761,000)	5,251,000	d

	Total stockholders’ (Deficit)	(1,925,000)	(857,000)	1,068,000

	Total liabilities and stockholders’ (Deficit)	$1,932,000	$1,931,000	$(1,000)

a	To properly record debt discount in accordance with SFAS 133
b	Fair valuation of embedded derivatives associated with Notes
c	Reclassification of fully expensed beneficial conversion feature in 2005 and 2006
d	Effect of properly accounting for embedded derivatives

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Operations Twelve months ended December 31, 2006	As Previously Reported	As Restated	Change

	Sales	$2,195,000	$2,195,000	$-
	Cost of sales	1,277,000	1,277,000	-

	Gross profit	918,000	918,000	-

	Operating expenses:
	General and administrative	(792,000)	(792,000)	-
	Professional fees-related party	(187,000)	(187,000)
	Marketing and selling	(434,000)	(434,000)	-
	Research and development	(250,000)	(250,000)	-
	Gain on settlement of liabilities	34,000	34,000	-

	Total operating expenses	(1,629,000)	(1,629,000)	-

	Operating loss	(711,000)	(711,000)	-
	Other income (expense):
	Other income	109,000	109,000	-
	Other expenses	(1,207,000)	-	1,207,000	a
	Interest expense-Accetion of debt discount	-	(720,000)	(720,000)	b
	Gain and loss on derivative valuation	-	536,000	536,000	c
	Interest expense	(7,000)	(214,000)	(207,000)	d

	Total other income (expense)	(1,105,000)	(289,000)	816,000

	Income (loss) before provision for income taxes	(1,816,000)	(1,000,000)	816,000
	Provision for income taxes	-	-	-

	Net (loss)	$(1,816,000)	$(1,000,000)	$816,000

	Earnings (loss) per common share - basic	$(0.01)	$(0.01)	$0.00
	Earnings (loss) per common share - diluted	$(0.01)	$(0.01)	$0.00
	Weighted average common shares - basic	175,034,000	175,034,000	-
	Weighted average common shares - diluted	175,034,000	175,034,000	-

a	Reclassification and effect of properly accounting for embedded derivatives
b	Properly record accretion on Notes
c	Effect of valuation of embedded derivatives
d	Reclassification of interest

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Cash Flows December 31, 2006	As Previously Reported	As Restated	Change

	Cash flows from operating activities:
	Net income (loss)	$(1,816,000)	$(1,000,000)	$816,000	a
	Adjustments to reconcile net income (loss) to net
	cash used in operating activities:
	Depreciation and amortization	31,000	31,000	-
	Stock option valuation	23,000	23,000	-
	Change in fair value of derivative liabilities	-	(536,000)	(536,000)	b
	Beneficial conversion interest	964,000	720,000	(244,000)	c
	Issuance of stock options and warrants for services	36,000	-	(36,000)	d
	Provision for losses on receivables	(28,000)	(28,000)	-
	Provision for losses on inventory	(37,000)	(37,000)	-
	(Gain) loss on settlement of liabilities	(34,000)	(34,000)	-
	(Increase) decrease in:
	Accounts Receivables	19,000	19,000	-
	Inventories	(55,000)	(55,000)	-
	Increase (decrease) in:
	Accounts payable	(30,000)	(30,000)	-
	Accrued liabilities	99,000	99,000	-
	Net cash used in operating activities	(828,000)	(828,000)	-

	Cash flows from investing activities:
	Acquisition of property and equipment	(20,000)	(20,000)	-
	Net cash provided by (used in) investing activities	(20,000)	(20,000)	-

	Cash flows from financing activities:
	Principal payments on notes payable and long-term debt	(12,000)	(12,000)	-
	Proceeds from issuance of convertible notes	1,000,000	1,000,000	-
	Net cash (used in) provided by financing activities	988,000	988,000	-

	Net change in cash	140,000	140,000	-

	Cash, beginning of year	66,000	66,000	-

	Cash, end of year	$206,000	$206,000	$-

a	Effect of properly accounting for embedded derivatives
b	Effect of valuation of embedded derivatives
c	To properly record accretion on Notes
d	Reclassification of improperly recorded warrant expense

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Balance Sheet March 31, 2007	As Previously Reported	As Restated	Change
	(Unaudited)

	Assets

	Current assets:
	Cash	$66,000	$66,000	$-
	Receivables, net	471,000	471,000	-
	Inventories, net	841,000	841,000	-
	Prepaid and other assets	38,000	38,000	-
	Total current assets	1,416,000	1,416,000	-

	Property and equipment, net	19,000	19,000	-
	Goodwill	339,000	339,000	-
	Total assets	$1,774,000	$1,774,000	$-

	Liabilities and Stockholders’ (Deficit)

	Current liabilities:
	Accounts payable	$411,000	$411,000	$-
	Accrued liabilities	882,000	882,000	-
	Total current liabilities	1,293,000	1,293,000	-

	Convertible notes payable, net of discount $1,053,000	2,653,000	1,601,000	(1,052,000)	a
	Derivative liabilities	-	1,181,000	1,181,000	b
	Total long-term liabilities	2,653,000	2,782,000	129,000
	Total liabilities	3,946,000	4,075,000	129,000
	Commitments and contingencies	-	-	-

	Stockholders’ (Deficit):
	Preferred stock authorized:
	5,000,000 shares, $0.001 par value	1,000	1,000	-
	Common stock authorized:
	800,000,000 shares, $.001 par value, 203,986,625 shares
	issued and outstanding at March 31, 2007	204,000	204,000	-
	Additional paid-in capital	61,883,000	57,699,000	(4,184,000)	c
	Accumulated deficit	(64,260,000)	(60,205,000)	4,055,000	d

	Total stockholders’ (Deficit)	(2,172,000)	(2,301,000)	(129,000)

	Total liabilities and stockholders’ (Deficit)	$1,774,000	$1,774,000	$-

a	To properly record debt discount in accordance with SFAS 133
b	Fair valuation of embedded derivatives associated with Notes
c	Reclassification of fully expensed beneficial conversion feature in 2005 and 2006
d	Effect of properly accounting for embedded derivatives

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Operations Three months ended March 31, 2007	As Previously Reported	As Restated	Change
	(Unaudited)

	Sales	$397,000	$397,000	$-
	Cost of sales	225,000	225,000	-

	Gross profit	172,000	172,000	-

	Operating expenses:
	General and administrative	(189,000)	(189,000)	-
	Marketing and selling	(115,000)	(115,000)	-
	Research and development	(64,000)	(64,000)	-

	Total operating expenses	(368,000)	(368,000)	-

	Operating loss	(196,000)	(196,000)	-
	Other income (expense):
	Other income	1,000	1,000	-
	Other expenses	(52,000)	-	52,000	a
	Interest expense-Accetion of debt discount	-	(181,000)	(181,000)	b
	Gain and loss on derivative valuation	-	(1,014,000)	(1,014,000)	c
	Interest expense	(1,000)	(53,000)	(52,000)	d

	Total other income (expense)	(52,000)	(1,247,000)	(1,195,000)

	Income (loss) before provision for income taxes	(248,000)	(1,443,000)	(1,195,000)
	Provision for income taxes	-	-	-

	Net (loss)	$(248,000)	$(1,443,000)	$(1,195,000)

	Earnings (loss) per common share - basic	$(0.00)	$(0.01)	$(0.01)
	Earnings (loss) per common share - diluted	$(0.00)	$(0.01)	$(0.01)
	Weighted average common shares - basic	203,306,000	203,306,000	-
	Weighted average common shares - diluted	203,306,000	203,306,000	-

a	Reclassification and effect of properly accounting for embedded derivatives
b	Properly record accretion on Notes
c	Effect of valuation of embedded derivatives
d	Reclassification of interest

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Cash Flows March 31, 2007	As Previously Reported	As Restated	Change
	(Unaudited)

	Cash flows from operating activities:
	Net income (loss)	$(248,000)	$(1,443,000)	$(1,195,000)	a
	Adjustments to reconcile net income (loss) to net
	cash used in operating activities:
	Depreciation and amortization	2,000	2,000	-
	Change in fair value of derivative liabilities	-	1,014,000	1,014,000	b
	Beneficial conversion interest	-	181,000	181,000	c
	Provision for losses on receivables	(10,000)	(10,000)	-
	(Increase) decrease in:
	Accounts Receivables	(51,000)	(51,000)	-
	Inventories	104,000	104,000	-
	Prepaid and other assets	(27,000)	(27,000)	-
	Increase (decrease) in:
	Accounts payable	11,000	11,000	-
	Accrued liabilities	79,000	79,000	-
	Net cash used in operating activities	(140,000)	(140,000)	-

	Cash flows from investing activities:

	Net cash provided by (used in) investing activities	-	-	-

	Cash flows from financing activities:

	Net cash (used in) provided by financing activities	-	-	-

	Net change in cash	(140,000)	(140,000)	-

	Cash, beginning of period	206,000	206,000	-

	Cash, end of period	$66,000	$66,000	$-

	Supplemental disclosure of cash flow information:
	Cash paid for interest	$1,000	$1,000
	Cash paid for income taxes	$-	$-

a	Effect of properly accounting for embedded derivatives
b	Effect of valuation of embedded derivatives
c	To properly record accretion on Notes

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Balance Sheet June 30, 2007	As Previously Reported	As Restated	Change
	(Unaudited)

	Assets

	Current assets:
	Cash	$486,000	$486,000	$-
	Receivables, net	388,000	388,000	-
	Inventories, net	1,002,000	1,002,000	-
	Prepaid and other assets	90,000	90,000	-
	Total current assets	1,966,000	1,966,000	-

	Property and equipment, net	18,000	18,000	-
	Goodwill	339,000	339,000	-
	Total assets	$2,323,000	$2,323,000	$-

	Liabilities and Stockholders’ (Deficit)

	Current liabilities:
	Accounts payable	$332,000	$332,000	$-
	Accrued liabilities	1,011,000	1,011,000	-
	Total current liabilities	1,343,000	1,343,000	-

	Convertible notes payable, net of discount $1,242,000	3,589,000	2,347,000	(1,242,000)	a
	Derivative liabilities	-	832,000	832,000	b
	Total long-term liabilities	3,589,000	3,179,000	(410,000)
	Total liabilities	4,932,000	4,522,000	(410,000)
	Commitments and contingencies	-	-	-

	Stockholders’ (Deficit):
	Preferred stock authorized:
	5,000,000 shares, $0.001 par value	1,000	1,000	-
	Common stock authorized:
	800,000,000 shares, $.001 par value, 216,989,225 shares
	issued and outstanding at June 30, 2007	217,000	217,000	-
	Additional paid-in capital	62,935,000	57,736,000	(5,199,000)	c
	Accumulated deficit	(65,762,000)	(60,153,000)	5,609,000	d

	Total stockholders’ (Deficit)	(2,609,000)	(2,199,000)	410,000

	Total liabilities and stockholders’ (Deficit)	$2,323,000	$2,323,000	$-

a	To properly record debt discount in accordance with SFAS 133
b	Fair valuation of embedded derivatives associated with Notes
c	Reclassification of fully expensed beneficial conversion feature in 2005, 2006 and 2007
d	Effect of properly accounting for embedded derivatives

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Operations Three months ended June 30, 2007	As Previously Reported	As Restated	Change
	(Unaudited)

	Sales	$260,000	$260,000	$-
	Cost of sales	149,000	149,000	-

	Gross profit	111,000	111,000	-

	Operating expenses:
	General and administrative	(309,000)	(309,000)	-
	Marketing and selling	(159,000)	(159,000)	-
	Research and development	(126,000)	(126,000)	-

	Total operating expenses	(594,000)	(594,000)	-

	Operating loss	(483,000)	(483,000)	-
	Other income (expense):
	Other income (interest)	3,000	3,000	-
	Other expenses	(1,062,000)	-	1,062,000	a
	Interest expense-Accetion of debt discount	-	(191,000)	(191,000)	b
	Gain and loss on derivative valuation	-	745,000	745,000	c
	Interest expense	(1,000)	(63,000)	(62,000)	d
	Gain on sale of investment	41,000	41,000	-

	Total other income (expense)	(1,019,000)	535,000	1,554,000

	Income (loss) before provision for income taxes	(1,502,000)	52,000	1,554,000
	Provision for income taxes	-	-	-

	Net (loss)	$(1,502,000)	$52,000	$1,554,000

	Earnings (loss) per common share - basic	$(0.01)	$0.00	$0.01
	Earnings (loss) per common share - diluted	$(0.01)	$0.00	$0.01
	Weighted average common shares - basic	206,228,000	206,228,383	383
	Weighted average common shares - diluted	206,228,000	239,965,666	33,737,666

a	Reclassification and effect of properly accounting for embedded derivatives
b	Properly record accretion on Notes
c	Effect of valuation of embedded derivatives
d	Reclassification of interest

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Operations Six months ended June 30, 2007	As Previously Reported	As Restated	Change
	(Unaudited)

	Sales	$656,000	$656,000	$-
	Cost of sales	375,000	375,000	-

	Gross profit	281,000	281,000	-

	Operating expenses:
	General and administrative	(496,000)	(496,000)	-
	Marketing and selling	(273,000)	(273,000)	-
	Research and development	(190,000)	(190,000)	-

	Total operating expenses	(959,000)	(959,000)	-

	Operating loss	(678,000)	(678,000)	-
	Other income (expense):
	Other income (interest)	5,000	5,000	-
	Other expenses	(1,115,000)	-	1,115,000	a
	Interest expense-Accetion of debt discount	-	(373,000)	(373,000)	b
	Gain and loss on derivative valuation	-	(269,000)	(269,000)	c
	Interest expense	(1,000)	(116,000)	(115,000)	d
	Gain on sale of investment	41,000	41,000	-

	Total other income (expense)	(1,070,000)	(712,000)	358,000

	Income (loss) before provision for income taxes	(1,748,000)	(1,390,000)	358,000
	Provision for income taxes	-	-	-

	Net (loss)	$(1,748,000)	$(1,390,000)	$358,000

	Earnings (loss) per common share - basic	$(0.01)	$(0.01)	$0.00
	Earnings (loss) per common share - diluted	$(0.01)	$(0.01)	$0.00
	Weighted average common shares - basic	204,775,000	204,775,000	-
	Weighted average common shares - diluted	204,775,000	204,775,000	-

a	Reclassification and effect of properly accounting for embedded derivatives
b	Properly record accretion on Notes
c	Effect of valuation of embedded derivatives
d	Reclassification of interest

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Cash Flows June 30, 2007	As Previously Reported	As Restated	Change
	(Unaudited)

	Cash flows from operating activities:
	Net income (loss)	$(1,748,000)	$(1,390,000)	$358,000	a
	Adjustments to reconcile net income (loss) to net
	cash used in operating activities:
	Depreciation and amortization	3,000	3,000	-
	Change in fair value of derivative liabilities	-	269,000	269,000	b
	Beneficial conversion interest	939,000	373,000	(566,000)	c
	Issuance of stock options and warrants for services	61,000	-	(61,000)	d
	Provision for losses on inventory	(22,000)	(22,000)	-
	(Increase) decrease in:
	Accounts Receivables	44,000	44,000	-
	Inventories	(57,000)	(57,000)	-
	Prepaid and other assets	(79,000)	(79,000)	-
	Increase (decrease) in:
	Accounts payable	(69,000)	(69,000)	-
	Accrued liabilities	208,000	208,000	-
	Net cash used in operating activities	(720,000)	(720,000)	-

	Cash flows from investing activities:

	Net cash provided by (used in) investing activities	-	-	-

	Cash flows from financing activities:
	Proceeds from issuance of convertible notes	1,000,000	1,000,000	-
	Net cash (used in) provided by financing activities	1,000,000	1,000,000	-

	Net change in cash	280,000	280,000	-

	Cash, beginning of period	206,000	206,000	-

	Cash, end of period	$486,000	$486,000	$-

	Supplemental disclosure of cash flow information:
	Cash paid for interest	$1,000	$1,000
	Cash paid for income taxes	$-	$-

a	Effect of properly accounting for embedded derivatives
b	Effect of valuation of embedded derivatives
c	To properly record accretion on Notes
d	Reclassification of improperly recorded warrant expense

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Balance Sheet September 30, 2007	As Previously Reported	As Restated	Change
	(Unaudited)

	Assets

	Current assets:
	Cash	$129,000	$129,000	$-
	Receivables, net	515,000	515,000	-
	Inventories, net	1,095,000	1,095,000	-
	Prepaid and other assets	73,000	73,000	-
	Total current assets	1,812,000	1,812,000	-

	Property and equipment, net	17,000	17,000	-
	Goodwill	339,000	339,000	-
	Total assets	$2,168,000	$2,168,000	$-

	Liabilities and Stockholders’ (Deficit)

	Current liabilities:
	Accounts payable	$347,000	$347,000	$-
	Accrued liabilities	1,075,000	1,075,000	-
	Total current liabilities	1,422,000	1,422,000	-

	Convertible notes payable, net of discount $996,000	3,455,000	2,458,000	(997,000)	a
	Derivative liabilities	-	228,000	228,000	b
	Total long-term liabilities	3,455,000	2,686,000	(769,000)
	Total liabilities	4,877,000	4,108,000	(769,000)
	Commitments and contingencies	-	-	-

	Stockholders’ (Deficit):
	Preferred stock authorized:
	5,000,000 shares, $0.001 par value	1,000	1,000	-
	Common stock authorized:
	800,000,000 shares, $.001 par value, 281,085,819 shares
	issued and outstanding at September 30, 2007	281,000	281,000	-
	Additional paid-in capital	63,005,000	57,769,000	(5,236,000)	c
	Accumulated deficit	(65,996,000)	(59,991,000)	6,005,000	d

	Total stockholders’ (Deficit)	(2,709,000)	(1,940,000)	769,000

	Total liabilities and stockholders' (Deficit)	$2,168,000	$2,168,000	-

a	To properly record debt discount in accordance with SFAS 133
b	Fair valuation of embedded derivatives associated with Notes
c	Reclassification of fully expensed beneficial conversion feature in 2005, 2006 and 2007
d	Effect of propertly accounting for embedded derivatives

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Operations Three months ended September 30, 2007	As Previously Reported	As Restated	Change
	(Unaudited)

	Sales	$534,000	$534,000	$-
	Cost of sales	270,000	270,000	-

	Gross profit	264,000	264,000	-

	Operating expenses:
	General and administrative	(191,000)	(191,000)	-
	Marketing and selling	(168,000)	(168,000)	-
	Research and development	(71,000)	(71,000)	-

	Total operating expenses	(430,000)	(430,000)	-

	Operating loss	(166,000)	(166,000)	-
	Other income (expense):
	Other income (interest)	3,000	3,000	-
	Other expenses (financing cost)	(70,000)	-	70,000	a
	Interest expense-Accetion of debt discount	-	(206,000)	(206,000)	b
	Gain and loss on derivative valuation	-	602,000	602,000	c
	Interest expense	(1,000)	(71,000)	(70,000)	d

	Total other income (expense)	(68,000)	328,000	396,000

	Income (loss) before provision for income taxes	(234,000)	162,000	396,000
	Provision for income taxes	-	-	-

	Net (loss)	$(234,000)	$162,000	$396,000

	Earnings (loss) per common share - basic	$(0.00)	$0.00	$0.00
	Earnings (loss) per common share - diluted	$(0.00)	$0.00	$0.00
	Weighted average common shares - basic	247,755,000	247,755,137	137
	Weighted average common shares - diluted	247,755,000	299,148,217	51,393,217

a	Reclassification and effect of properly accounting for embedded derivatives
b	Properly record accretion on Notes
c	Effect of valuation of embedded derivatives
d	Reclassification of interest

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Operations Nine months ended September 30, 2007	As Previously Reported	As Restated	Change
	(Unaudited)

	Sales	$1,190,000	$1,190,000	$-
	Cost of sales	645,000	645,000	-

	Gross profit	545,000	545,000	-

	Operating expenses:
	General and administrative	(688,000)	(688,000)	-
	Marketing and selling	(442,000)	(442,000)	-
	Research and development	(261,000)	(261,000)	-

	Total operating expenses	(1,391,000)	(1,391,000)	-

	Operating loss	(846,000)	(846,000)	-
	Other income (expense):
	Other income (interest)	8,000	8,000	-
	Other expenses (financing cost)	(1,185,000)	-	1,185,000	a
	Interest expense-Accetion of debt discount	-	(579,000)	(579,000)	b
	Gain and loss on derivative valuation	-	332,000	332,000	c
	Interest expense	(2,000)	(187,000)	(185,000)	d
	Gain on sale of investment	41,000	41,000	-

	Total other income (expense)	(1,138,000)	(385,000)	753,000

	Income (loss) before provision for income taxes	(1,984,000)	(1,231,000)	753,000
	Provision for income taxes	-	-	-

	Net (loss)	$(1,984,000)	$(1,231,000)	$753,000

	Earnings (loss) per common share - basic	$(0.01)	$(0.01)	$0.00
	Earnings (loss) per common share - diluted	$(0.01)	$(0.01)	$0.00
	Weighted average common shares - basic	219,259,000	219,259,000	-
	Weighted average common shares - diluted	219,259,000	219,259,000	-

a	Reclassification and effect of properly accounting for embedded derivatives
b	Properly record accretion on Notes
c	Effect of valuation of embedded derivatives
d	Reclassification of interest

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Cash Flows September 30, 2007	As Previously Reported	As Restated	Change
	(Unaudited)

	Cash flows from operating activities:
	Net income (loss)	$(1,984,000)	$(1,231,000)	$753,000	a
	Adjustments to reconcile net income (loss) to net
	cash used in operating activities:
	Depreciation and amortization	4,000	4,000	-
	Change in fair value of derivative liabilities	-	(333,000)	(333,000)	b
	Beneficial conversion interest	939,000	580,000	(359,000)	c
	Issuance of stock options and warrants for services	61,000	-	(61,000)	d
	Provision for losses on inventory	(22,000)	(22,000)	-
	(Increase) decrease in:
	Accounts Receivables	(83,000)	(83,000)	-
	Inventories	(150,000)	(150,000)	-
	Prepaid and other assets	(62,000)	(62,000)	-
	Increase (decrease) in:
	Accounts payable	(54,000)	(54,000)	-
	Accrued liabilities	274,000	274,000	-
	Net cash used in operating activities	(1,077,000)	(1,077,000)	-

	Cash flows from investing activities:

	Net cash provided by (used in) investing activities	-	-	-

	Cash flows from financing activities:
	Proceeds from issuance of convertible notes	1,000,000	1,000,000	-
	Net cash (used in) provided by financing activities	1,000,000	1,000,000	-

	Net change in cash	(77,000)	(77,000)	-

	Cash, beginning of period	206,000	206,000	-

	Cash, end of period	$129,000	$129,000	$-

	Supplemental disclosure of cash flow information:
	Cash paid for interest	$2,000	$2,000
	Cash paid for income taxes	$-	$-

a	Effect of properly accounting for embedded derivatives
b	Effect of valuation of embedded derivatives
c	To properly record accretion on Notes
d	Reclassification of improperly recorded warrant expense

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Balance Sheet December 31, 2007	As Previously Reported	As Restated	Change
	Assets

	Current assets:
	Cash	$321,000	$321,000	$-
	Receivables, net	624,000	624,000	-
	Inventories, net	847,000	847,000	-
	Prepaid and other assets	27,000	27,000	-
	Total current assets	1,819,000	1,819,000	-

	Property and equipment, net	16,000	16,000	-
	Goodwill	339,000	339,000	-
	Total assets	$2,174,000	$2,174,000	$-

	Liabilities and Stockholders’ (Deficit)

	Current liabilities:
	Accounts payable	$370,000	$370,000	$-
	Related party payable	46,000	46,000	-
	Accrued liabilities	644,000	644,000	-
	Total current liabilities	1,060,000	1,060,000	-

	Convertible notes payable, net of debt discount of $889,000	3,039,000	3,100,000	61,000	a
	Derivative liabilities	215,000	210,000	(5,000)	b
	Total long-term liabilities	3,254,000	3,310,000	56,000
	Total liabilities	4,314,000	4,370,000	56,000
	Commitments and contingencies	-	-

	Stockholders’ (Deficit):
	Preferred stock, $.001 par value, 5,000,000 shares authorized,
	612,497 shares issued and outstanding (aggregate liquidation
	preference of $456,000)	1,000	1,000	-
	Common stock, $.001 par value, 800,000,000 shares authorized,
	544,986,907 shares issued and outstanding	545,000	545,000	-
	Additional paid-in capital	58,435,000	57,662,000	(773,000)	c
	Accumulated deficit	(61,121,000)	(60,404,000)	717,000	d

	Total stockholders’ (Deficit)	(2,140,000)	(2,196,000)	(56,000)

	Total liabilities and stockholders’ (Deficit)	$2,174,000	$2,174,000	$-

a	To properly record debt discount in accordance with SFAS 133
b	Fair valuation of embedded derivatives associated with Notes
c	Reclassification of fully expensed beneficial conversion feature in 2005, 2006 and 2007
d	Effect of properly accounting for embedded derivatives

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Operations Twelve months ended December 31, 2007	As Previously Reported	As Restated	Change

	Sales	$1,872,000	$1,872,000	$-
	Cost of sales	1,020,000	1,020,000	-

	Gross profit	852,000	852,000	-

	Operating expenses:
	General and administrative	(1,012,000)	(1,012,000)	-
	Professional fees-related party	-	-	-
	Marketing and selling	(662,000)	(662,000)	-
	Research and development	(344,000)	(344,000)	-
	Gain on settlement of liabilities	91,000	91,000	-

	Total operating expenses	(1,927,000)	(1,927,000)	-

	Operating loss	(1,075,000)	(1,075,000)	-
	Other income (expense):
	Other income	-	-	-
	Interest expense - Accretion of debt discount	(864,000)	(771,000)	93,000	b
	Interest income	11,000	11,000	-
	Interest expense	(221,000)	(221,000)	-
	Gain on derivative valuation	418,000	413,000	(5,000)	a
		-	-	-

	Total other income (expense)	(656,000)	(568,000)	88,000

	Income (loss) before provision for income taxes	(1,731,000)	(1,643,000)	88,000
	Provision for income taxes	-	-	-

	Net (loss)	$(1,731,000)	$(1,643,000)	$88,000

	Earnings (loss) per common share - basic	$(0.01)	$(0.01)	$0.00
	Earnings (loss) per common share - diluted	$(0.01)	$(0.01)	$0.00
	Weighted average common shares - basic	264,736,000	264,736,000	-
	Weighted average common shares - diluted	264,736,000	264,736,000	-

a	Effect of valuation of embedded derivatives
b	Properly record accretion on Notes

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

	Paradigm Medical Industries, Inc. Statements of Cash Flows December 31, 2007	As Previously Reported	As Restated	Change
	Cash flows from operating activities:
	Net income (loss)	$(1,731,000)	$(1,643,000)	$88,000	a
	Adjustments to reconcile net income (loss) to net
	cash used in operating activities:
	Depreciation and amortization	5,000	5,000	-
	Stock option valuation	14,000	14,000	-
	Change in fair value of derivative liabilities	(418,000)	(413,000)	5,000	b
	Accretion of debt discount	865,000	772,000	(93,000)	c
	Provision for losses on receivables	56,000	56,000	-
	Provision for losses on inventory	-	-	-
	(Gain) loss on settlement of liabilities	(91,000)	(91,000)	-
	(Increase) decrease in:
	Accounts Receivables	(251,000)	(251,000)	-
	Inventories	98,000	98,000	-
	Prepaid and other assets	(16,000)	(16,000)	-
	Increase (decrease) in:
	Accounts payable	17,000	17,000	-
	Accrued liabilities	317,000	317,000	-
	Net cash used in operating activities	(1,135,000)	(1,135,000)	-

	Cash flows from investing activities:
	Acquisition of property and equipment	-	-	-
	Net cash provided by (used in) investing activities	-	-	-

	Cash flows from financing activities:
	Principal payments on notes payable and long-term debt	-	-	-
	Proceeds from issuance of convertible notes	1,250,000	1,250,000	-
	Net cash (used in) provided by financing activities	1,250,000	1,250,000	-

	Net change in cash	115,000	115,000	-

	Cash, beginning of year	206,000	206,000	-

	Cash, end of year	$321,000	$321,000	$-

a	Effect of properly accounting for embedded derivatives
b	Effect of valuation of embedded derivatives
c	To properly record accretion on Notes
d	Reclassification of improperly recorded warrant expense

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by the annual reports for the fiscal years ended December 31, 2007, 2006 and 2005, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based  upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the periods covered by such reports, the Company’s disclosure controls and procedures were not effective and adequate because off errors related to the Company not correctly following the requirements of SFAS No. 133 when accounting for the convertible notes and related embedded derivatives in the financial statements and related disclosures of its Form 10-KSB reports for the fiscal years ended December 31, 2007, 2006 and 2005.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Based on the Company’s evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.  In particular, the Company's management was not effective in identifying and following new accounting rules and new rules promulgated by the SEC.  The remedial plan to correct this material weakness includes management training and the engagement of outside counsel to assist the Company's management in identifying and following such new accounting and SEC rules.

Another material weakness in the Company's internal control over financial reporting was that the Company did not account for the convertible notes and related embedded derivatives in the financial statements and related disclosures in accordance with SFAS No. 133.  To correct this material weakness the Company has developed procedures to value these convertible notes and related embedded derivatives in the financial statements and related disclosures and will continue to apply these valuation principles in the future.

The annual report for the year ended December 31, 2007 does not include an attestation of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Raymond P.L. Cannefax has served as the Company's President and Chief Executive Officer since January 5, 2006.Mr. Cannefax previously served as the Company's Vice President of Sales and Marketing from January 2003 to May 2005. From May 2005 to January 2006, Mr. Cannefax served as Vice President of the Asia/Pacific Region for Sonomed,Inc., a manufacturer of ophthalmic products and a wholly owned subsidiary of Escalon Medical Corp. From 2002 to 2003, Mr. Cannefax was Vice President of Business Development and Sales for Vermax, Inc., a manufacturer of products for hotel properties. From 1996 to 2002, he was President, Chief Operating Officer and founder of Aspen Network, Inc., a software development and ecommerce company. From 1992 to 1996, Mr. Cannefax was President and Chief Executive Officer of Apollo Telecom, Inc., a  telecommunications company. From 1986 to 1992, he was a Regional Sales Director and a Senior District Manager of Sprint Communications Corporation. Mr. Cannefax received a B.S. degree in Psychology and Zoology from the University of Utah in 1976.

Randall A. Mackey, Esq. has been the Company's Chairman of the Board since August 20, 2002, and a director since January 2000. He had served as a director of the Company from 1995 to 1998. Mr. Mackey has been President of the Salt Lake City law firm of Mackey Price Thompson & Ostler since 1992, and a shareholder and director of the firm and its predecessor firms since 1989. Mr. Mackey received a B.S. degree in Economics from the University of Utah in 1968, an M.B.A. degree from the Harvard Business School in 1970, a J.D. degree from Columbia Law School in 1975 and a B.C.L. degree from Oxford University in 1977. Mr. Mackey has also served as Chairman of the Board from 2001 to 2003, and as a director from 1998 to 2003 of Cimetrix, Incorporated, a software development company. Mr. Mackey has additionally served as Chairman of the Board from2000 to 2003 and as a trustee from 1993 to 2003 of Salt Lake Community College and as a member of the Utah State Board of Education since 2005.

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

Board Meetings and Committees

The Board of Directors held a total of four meetings during the fiscal year ended December 31, 2007. No director attended fewer than 75% of all meetings of the Board of Directors during the 2006 fiscal year. The Audit Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey, Keith D. Ignotz and John C. Pingree. The Audit Committee met one time during the fiscal year. The Audit Committee is primarily responsible for reviewing the services performed by its independent public accountants and internal audit department and evaluating its accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey, Keith D. Ignotz and John C. Pingree. The Compensation Committee met two times during the fiscal  year. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options.

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

Summary Compensation Table

Name and Principal Position	Year	Salary$	Bonus($)	Stock Awards	Option Awards($)	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen- sation	Total
Raymond P.L. Cannefax President and Chief Executive Officer(1)	2007 2006 2005	$143,330 127,940 64,285	- - -	- - -	- - -	- - -	- - -	- - -	$ 143,330 127,940 64,285

______________________
(1)     Mr. Cannefax has served as President and Chief Executive Officer since January 5, 2006.

Supplemental All Other Compensation Table

Name	Year	Perks and Other Personal Benefits	Tax Reimburse- ments	Discounted Securities Purchases	Payments/ Accruals on Termin- ation Plans	Registrant Contribu- tions to Defined Contribu- tion Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other
Raymond P.L. Cannefax	2007 2006 2005	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
Raymond P.L. Cannefax	5/1/07 1/5/06	- -	- -	- -	- -	- -	- -	- -	4,500,000	$.01 $.01

Outstanding Equity Awards At Fiscal Year End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexer- cisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Raymond P.L. Cannefax	0	0	-	-	-	-	-	-	-

Option Exercises and Stock Vested for Fiscal 2006
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Raymond P.L. Cannefax	0	-	0	-

Pension Benefits for Fiscal 2006

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Raymond P.L. Cannefax	None	-	-	-

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

Director Compensation for Fiscal 2007

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Keith D. Ignotz	0	-	-	-	-	-	0
Randall A. Mackey		-	-	-	-	-
John C. Pingree		-	-	-	-	-
David M. Silver, PhD.		-	-	-	-	-

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

Employment Agreement

The Company entered into an employment agreement with Raymond P.L. Cannefax, which commenced on January 5,2006 and expired on January 5, 2007. The employment agreement requires Mr. Cannefax to devote substantially all of his working time as the Company's President and Chief Executive Officer, providing that he may be terminated for "cause" (as provided in the agreement) and prohibits him from competing with the Company for two years following the termination of his employment agreement. The employment agreement provides for the payment of an initial base salary of $125,000. The employment agreement also provides for salary increases and bonuses as shall be determined at the discretion of the Board of Directors, with the first review of the annual salary to be made as of June 30, 2006. The employment agreement further provides for the issuance of stock options to purchase 4,500,000 shares of the Company's common stock at $.01 per share. The options vest in twelve equal monthly installments of 375,000 shares, beginning on February 5, 2006 until such shares are vested.

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

		Percentage of
Name and Address (1)	Number of Shares	Ownership
Raymond P.L. Cannefax	10,000,000	1.3%
Dr. David M. Silver	761,166	*
Randall A. Mackey (2)	725,000	*
Keith D. Ignotz (2)	525,709	*
John C. Pingree (2)	431,500	*
Executive officers and directors
as a group (five persons)	12,443,375	1.6%
______________________
*Less than 1%.

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

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and periodic changes in ownership of the Company's common stock with the Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all Section 16(a) reports they file.  Based solely on its review of the copies of stock reports received by it with respect to fiscal 2007, or written representations from certain reporting persons, the Company believes that its directors, officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

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

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
No.	Document Description

2.1	Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1	Certificate of Incorporation(l)
3.2	Amended Certificate of Incorporation
3.3	Bylaws(1)
4.1	Specimen Common Stock Certificate (2)

4.2	Specimen Series C Convertible Preferred Stock Certificate(3)
4.3	Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(3)
4.4	Specimen Series D Convertible Preferred Stock Certificate (4)
4.5	Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (5)
4.6	Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (6)
10.1	Exclusive Patent License Agreement with PhotoMed(1)
10.2	1995 Stock Option Plan (1)
10.3	April 2005 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (the "Purchasers")(7)
10.4	Form of Convertible Note with each Purchaser(7)
10.5	Form of Stock Purchase Warrant with each Purchaser(7)
10.6	Security Agreement with Purchasers(7)
10.7	Intellectual Property Security Agreement with Purchasers(7)
10.8	Registration Rights Agreement with Purchasers(7)
10.9	Employment Agreement with Raymond P.L. Cannefax(8)
10.10	February 2006 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP(9)
10.11	Form of Callable Secured Convertible Note with each Purchaser(9)
10.12	Form of Stock Purchase Warrant with each Purchaser(9)
10.13	Security Agreement with Purchasers(9)
10.14	Intellectual Property Security Agreement with Purchasers(9)
10.15	Registration Rights Agreement with Purchasers(9)
10.16	Settlement Agreement with Dr. Joseph W. Spadafora (10)
10.17	Worldwide OEM Agreement with MEDA Co., Ltd. (11)
10.18	Second Amendment to the Registration Rights Agreement dated April 27, 2005 (12)
10.19	Second Amendment to the Registration Rights Agreement dated February 28, 2006 (12)
10.20	June 2007 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners L1, LLP (13)
10.21	Form of Convertible Note with each Purchaser (13)
10.22	Form of Stock Purchase Warrant with each Purchaser (13)
10.23	Security Agreement with Purchasers (13)
10.24	Intellectual Property Agreement with Purchasers (13)
10.25	Registration Rights Agreement with Purchasers (13)
10.26	December 2007 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (14)
10.27	Form of Convertible Note with each Purchaser (14)
10.28	Form of Stock Purchase Warrant with each Purchaser (14)
10.29	Security Agreement with Purchasers (14)
10.30	Intellectual Property Agreement with Purchasers (14)
10.31	Registration Rights Agreement with Purchasers (14)
10.32	Agreement with Equity Source Partners, LLC
10.33	Distribution Agreement with LACE Elettronica srl
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane's-Oxley Act of2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3)	Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(4)	Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(5)	Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(6)	Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
(7)	Incorporated by reference from Current Report on Form 8-K, as filed on May 18, 2005.
(8)	Incorporated by reference from Current Report on Form 8-K, as filed on January 18, 2006.
(9)	Incorporated by reference from Current Report on Form 8-K, as filed on March 1, 2006.
(10)	Incorporated by reference from Registration Statement on Form SB-2, as filed on June 15, 2006.
(11)	Incorporated by reference from Current Report on Form 8-K, as filed on June 19, 2006.
(12)	Incorporated by reference from Registration Statement on Form SB-2, as filed on April 16, 2007.
(13)	Incorporated by reference from Report on Form 10-QSB, as filed on August 17, 2007.
(14)	Incorporated by reference from Current Report on Form 8-K, as filed on January 7, 2008.

(b) Reports on Form 8-K

Current report on Form 8-K, as filed on January 7, 2008.

Item 14. Principal Accountant Fees and Services

Fees for the 2007 annual audit of the financial statements and related quarterly review services were $31,893. Fees in 2007 related to the review of registration statements and assistance in responding to SEC comments were $675. Fees in 2007 for edgarization of filings were $4,565. Fees in 2007 for tax return preparation were $2,350. There were no other fees in 2007for meetings and other consultation.

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

PARADIGM MEDICAL INDUSTRIES, INC.

Dated: September 26, 2008	By: /s/ Raymond P.L. Cannefax
Raymond P.L. Cannefax
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

Signature	Title	Date

/s/ Raymond P.L. Cannefax	President and Chief Executive Officer	September 26, 2008
Raymond P.L. Cannefax	(Principal Executive Officer)

/s/ Randall A. Mackey	Chairman of the Board and Director	September 26, 2008
Randall A. Mackey

/s/ David M. Silver	Director	September 26, 2008
David M. Silver, Ph.D.

/s/ Keith D. Ignotz	Director	September 26, 2008
Keith D. Ignotz

/s/ John C. Pingree	Director	September 26, 2008
John C. Pingree

/s/ Luis A. Mostacero	Vice President of Finance, Treasurer and	September 26, 2008
Luis A. Mostacero	Chief Financial Officer, (Principal
Financial and Accounting Officer)