Form 10-Q/A
period 2008-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2008-10-14
CIK 916444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.

FORM 10-Q/A

:	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2008

9	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Outstanding as of
May 15, 2008

PARADIGM MEDICAL INDUSTRIES, INC.
FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2008

ii

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED  CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2008	December 31, 2007
	(Unaudited)
	(Restated)
Current assets
Cash	$30,000	$321,000
Receivables, net	429,000	624,000
Inventories, net	924,000	847,000
Prepaid and other assets	36,000	27,000
Total current assets	1,419,000	1,819,000

Property and equipment, net	14,000	16,000
Goodwill	339,000	339,000
Total assets	$1,772,000	$2,174,000

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$416,000	$370,000
Related party payable	--	46,000
Accrued liabilities	720,000	644,000
Total current liabilities	1,136,000	1,060,000
Convertible notes payable, net of debt discount
of $629,000 and $828,000	3,187,000	3,100,000
Derivative liabilities	89,000	210,000
Total long-term liabilities	3,276,000	3,310,000
Total liabilities	4,412,000	4,370,000
Commitments and contingencies	-	-

Stockholders' (Deficit):
Preferred stock, authorized:
5,000,000 shares, $00l par value,
Series A
Authorized: 500,000 shares; issued and
outstanding: 5,627 shares at March 31, 2008	-	-
Series B
Authorized: 500,000 shares; issued and
outstanding: 8,986 shares at March 31, 2008	-	-
Series C
Authorized: 30,000 shares; issued and
outstanding: zero shares at March 31, 2008	-	-
Series D
Authorized: 1,140,000 shares; issued and
outstanding: 5,000 shares at March 31, 2008	-	-
Series E
Authorized: 50,000 shares; issued and
outstanding: 250 shares at March 31, 2008	-	-
Series F
Authorized: 50,000 shares; issued and
outstanding: 4,398.75 shares at March 31, 2008	-	-
Series G
Authorized: 2,000,000 shares; issued and
outstanding: 588,235 shares at March 31, 2008	1,000	1,000
Common Stock, Authorized:
1,400,000,000 shares, $.001 par value; issued and
outstanding: 798,877,490 and 544,986,907 respectively	799,000	545,000
Additional paid-in capital	57,510,000	57,662,000
Accumulated deficit	(60,950,000)	(60,404,000)
Total stockholders' (Deficit)	(2,640,000)	(2,196,000)
Total liabilities and stockholders' (Deficit)	$1,772,000	$2,174,000

The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	(Restated)
Sales	$229,000	$397,000
Cost of Sales	142,000	225,000
Gross Profit	87,000	172,000

Operating Expenses:
General and administrative	(222,000)	(189,000)
Marketing and selling	(183,000)	(115,000)
Research and development	(88,000)	(64,000)
Total Operating Expenses	(493,000)	(368,000)

Operating Income (Loss)	(406,000)	(196,000)

Other Income and (Expenses):
Interest income	1,000	1,000
Interest expense - Accretion of debt discount	(185,000)	(181,000)
Gain (loss) on derivative valuation	121,000	(1,014,000)
Interest expense	(77,000)	(53,000)
Total Other Expenses	(140,000)	(1,247,000)

Income (loss) before provision for income	(546,000)	(1,443,000)
Provision for income taxes	--	--
Net Loss	$(546,000)	$(1,443,000)

Earnings (loss) Per Common Share - Basic	$(0.00)	$(0.01)
Earnings (loss) Per Common Share - Diluted	$(0.00)	$(0.01)
Weighted Average Common Share - Basic	700,390,404	203,305,615
Weighted Average Common Share - Diluted	700,390,404	203,305,615

The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Restated)
Cash Flows from Operating Activities:
Net (loss)	$(546,000)	$(1,443,000)
Adjustment to Reconcile Net Loss to Net
Cash Used In Operating Activities:
Depreciation and Amortization	2,000	2,000
Stock Option Valuation	7,000	-
Change in fair value of derivative liabilities	(121,000)	1,014,000
Beneficial Conversion Interest	185,000	181,000
Provision for losses on receivables	-	(10,000)
(Increase) decrease in:
Accounts Receivable	195,000	(51,000)
Inventories	(77,000)	104,000
Prepaid and other assets	(9,000)	(27,000)
Increase (Decrease) in:
Accounts Payable	(1,000)	11,000
Accrued Liabilities	74,000	79,000
Net Cash Used in Operating Activities	(291,000)	(140,000)

Cash Flow from Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities:
Net cash (used in) provided by financing activities	-	-

Net change in cash	(291,000)	(140,000)

Cash, beginning of period	321,000	206,000

Cash, end of period	$30,000	$66,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$-	$1,000
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions:
Conversion of notes payable	$112,168	$1,711

The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Financial Statement Presentation

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 2007.  The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Net Loss Per Share

Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common Stock equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 65,334,392 and 32,059,392 shares of common stock and preferred stock convertible into 612,497 and 858,688 shares of common stock, and outstanding commitments to issue shares underlying the convertible notes into 9,540,235,000 and 331,682,625 shares of common stock at March 31, 2008 and 2007, respectively, have not been included in loss periods because their inclusion would have been anti-dilutive.

The following table is a reconciliation of the basic and fully diluted earnings per share for the three month periods ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31,
	2008	2007

Basic and fully diluted weighted average shares outstanding	700,390,404	203,305,615
Net loss	$(546,000)	$(1,443,000)
Per share amount	$(0.00)	$(0.01)

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

As of March 31, 2008, there was an outstanding balance of $1,330,659 in principle remaining on the convertible notes.  During the quarters ended March 31, 2008 and 2007, the Company issued 253,893,183 and 2,019,564 shares of common stock for the conversion of $112,168 and $1,711of the convertible notes, respectively.

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

As of March 31, 2008, there was an outstanding balance of $1,334,275 in principle on the convertible notes.  During the quarter ended March 31, 2008, the Company did not  issue shares of common stock for the conversion of the convertible notes.

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

As of March 31, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

As of March 31, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

As of March 31, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

As of December 31, 2006, the carrying amount on the Notes was $1,421,000, net of the unamortized debt discount of $1,235,000.  Interest expense on the Notes totaled $935,000 for the period ended December 31, 2006, which consisted of $721,000 of normal accretion of the Note discount and $214,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $536,000 during the year ended December 31, 2006, which consisted of a decrease in the fair value of the embedded derivatives of $451,000 and the fair value of the warrants of $85,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $536,000 for the year ended December 31, 2006.

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

At December 31, 2007, the carrying amount on the Notes was $3,100,000, net of the unamortized debt discount of $828,000.  Interest expense on the Notes totaled $992,000 for the period ended December 31, 2007, which consisted of $771,000 of normal accretion of the Note discount and $221,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $413,000 during the year ended December 31, 2007, which consisted of a decrease in the fair value of the embedded derivatives of $391,000 and the fair value of the warrants of $22,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $413,000 for the year ended December 31, 2007.

At March 31, 2008, the carrying amount on the Notes was $3,187,000, net of the unamortized debt discount of $629,000.  Interest expense on the Notes totaled $262,000 for the period ended March 31, 2008, which consisted of $185,000 of normal accretion of the Note discount and $77,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $121,000 during the quarter ended March 31, 2008, which consisted of a decrease in the fair value of the embedded derivatives of $86,000 and the fair value of the warrants of $35,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $121,000 for the quarter ended March 31, 2008.

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

$3,816,094/$.001 x 60% = 6,360,157,000 shares.

The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, and December 24, 2007 is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,816,094 principal amount of the convertible notes (including accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of March 31, 2008 of $.001 with a 40% discount:

% Below Market	Price Per Share	With 40% Discount	Number of Shares Issuable	% of Outstanding Shares*
25%	$.00075	$.00045	8,480,209,000	1,061%
50%	$.0005	$.0003	12,720,313,000	1,592%
75%	$.00025	$.00015	25,440,626,000	3,185%

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

Restatement and reclassification

We have restated our quarterly financial statements for the quarter ended March 31, 2008.  These restatements have been performed to reflect issues identified during a review of our financial statements.  Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

•       We erroneously treated the conversion-related derivatives and warrants associated with the Company's Callable Secured Convertible Notes for the quarter ended March 31, 2008.  The previous accounting treatment of the unamortized debt discount related to the converted shares during the period was not applicable and, accordingly, the unamortized debt discount associated with the portion of the debt discount should have been eliminated and offset to equity.  In addition, the pro rata portion of the derivative liability should also be eliminated at the time of conversion, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

•       We have also expanded footnote disclosures and added disclosures to help clarify the amounts recorded in the financial statements of the Company.

A summary of the effects of these changes is as follows:

 PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED  CONSOLIDATED BALANCE SHEET
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	As Previously
Assets	Reported	As Restated	Change

Current assets
Cash	$30,000	$30,000	$--
Receivables, net	429,000	429,000	--
Inventories, net	924,000	924,000	--
Prepaid and other assets	36,000	36,000	--
Total current assets	1,419,000	1,419,000	--

Property and equipment, net	14,000	14,000	--
Goodwill	339,000	339,000	--
Total assets	$1,772,000	$1,772,000	$--

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$416,000	$416,000	$--
Accrued liabilities	720,000	720,000	--
Total current liabilities	1,136,000	1,136,000	--

Convertible notes payable, net of debt
discount of $629,000	3,137,000	3,187,000	50,000	a
Derivative liabilities	89,000	89,000	--
Total long-term liabilities	3,226,000	3,276,000	50,000
Total liabilities	4,362,000	4,412,000	50,000
Commitments and contingencies	--	--	--

Stockholders' (Deficit):
Preferred stock, authorized:
5,000,000 shares, $00l par value,
Series A
Authorized: 500,000 shares; issued and
outstanding: 5,627 shares at March 31, 2008	--	--	--
Series B
Authorized: 500,000 shares; issued and
outstanding: 8,986 shares at March 31, 2008	--	--	--
Series C
Authorized: 30,000 shares; issued and
outstanding: zero shares at March 31, 2008	--	--	--
Series D
Authorized: 1,140,000 shares; issued and
outstanding: 5,000 shares at March 31, 2008	--	--	--
Series E
Authorized: 50,000 shares; issued and
outstanding: 250 shares at March 31, 2008	--	--	--
Series F
Authorized: 50,000 shares; issued and
outstanding: 4,398.75 shares at March 31, 2008	--	--	--
Series G
Authorized: 2,000,000 shares; issued and
outstanding: 588,235 shares at March 31, 2008	1,000	1,000	--
Common Stock, Authorized:
1,400,000,000 shares, $.001 par value; issued and
outstanding: 798,877,490 at March 31, 2008	799,000	799,000	--
Additional paid-in capital	58,297,000	57,510,000	(787,000)	c
Accumulated deficit	(61,687,000)	(60,950,000)	737,000	b
Total stockholders' (Deficit)	(2,590,000)	(2,640,000)	(50,000)
Total liabilities and stockholders' (Deficit)	$1,772,000	$1,772,000	$--

a     To properly record the unamortized debt discount associated with conversions
b     Effect of properly accounting for embedded derivatives
c     Reclassification of fully expensed beneficial conversion feature in 2005, 2006 and 2007

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	As Previously Reported	As Restated	Change
Sales	$229,000	$229,000	$--
Cost of Sales	142,000	142,000	--
Gross Profit	87,000	87,000	--

Operating Expenses:
General and administrative	(222,000)	(222,000)	--
Marketing and selling	(183,000)	(183,000)	--
Research and development	(88,000)	(88,000)	--
Total Operating Expenses	(493,000)	(493,000)	--

Operating Income (Loss)	(406,000)	(406,000)	--

Other Income and (Expenses):
Interest income	1,000	1,000
Interest expense - Accretion of debt discount	(210,000)	(185,000)	25,000	b
Gain (loss) on derivative valuation	126,000	121,000	(5,000)	a
Interest expense	(77,000)	(77,000)	--
Total Other Expenses	(160,000)	(140,000)	20,000

Income (loss) before provision for income	$(566,000)	$(546,000)	$20,000
Provision for income taxes	--	--	--
Net (loss)	(566,000)	(546,000)	20,000

Earnings (loss) Per Common Share - Basic	$(0.00)	$(0.00)	$0.00
Earnings (loss) Per Common Share - Diluted	$(0.00)	$(0.00)	$0.00
Weighted Average Common Share - Basic	700,390,404	700,390,404	--
Weighted Average Common Share - Diluted	700,390,404	700,390,404	--

a Effect of valuation of embedded derivatives
b To properly record accretion on Notes

PARADIGM MEDICAL INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	As Previously
	Reported	As Restated	Change
Cash flows from operating activities:
Net income (loss)	$(566,000)	$(546,000)	$20,000	a
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,000	2,000	--
Stock option valuation	7,000	7,000	--
Change in fair value of derivative liabilities	(126,000)	(121,000)	5,000	b
Beneficial conversion interest	210,000	185,000	(25,000)	c
Provision for losses on receivables	--	--	--

(Increase) decrease in:
Accounts Receivables	195,000	195,000	--
Inventories	(77,000)	(77,000)	--
Prepaid and other assets	(9,000)	(9,000)	--

Increase (decrease) in:
Accounts payable	(1,000)	(1,000)	--
Accrued liabilities	74,000	74,000	--

Net cash used in operating activities:	(291,000)	(291,000)	--

Cash flows from investing activities:
Net cash provided by (used in) investing activities	--	--	--

Cash flows from financing activities:
Net cash (used in) provided by financing activities	--	--	--

Net change in cash	(291,000)	(291,000)	--

Cash, beginning of period	321,000	321,000	--

Cash, end of period	$30,000	$30,000	$--

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--
Non cash transactions:
Conversion of notes payable	$112,168	112,168	$--

a Effect of properly accounting for embedded derivatives and note accretion
b Effect of valuation of embedded derivatives
c To properly record accretion on Notes

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

General and administrative expenses increased by $33,000, or 17%, to $222,000 for the three months ended March 31, 2008, from $189,000 for the comparable period in 2007.  This increase was primarily due to an increase in salaries, primarily to merit increases of existing employees, as well as the addition of staff necessary for the introduction of the Lace Glaid.

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

Item 3.  Controls and Procedures

Disclosures Controls and Procedures

As of the end of the period covered by the quarterly report for the period ended March 31, 2008 the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by such report, the Company's disclosure controls and procedures were not effective and adequate because of errors related to the Company not correctly following the requirements of SFAS No. 133 when accounting for the convertible notes and related embedded derivatives in the financial statements and related disclosures of its quarterly report for the period ended March 31, 2008.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Based on the Company's evaluation, the Company's management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2008.  In particular, the Company's management was not effective in identifying and following new accounting rules and new rules promulgated by the SEC.  The remedial plan to correct this material weakness includes management training and the engagement of outside counsel to assist the Company's management in identifying and following such new accounting and SEC rules.

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

PARADIGM MEDICAL INDUSTRIES, INC.

October 13, 2008	/s/ Raymond P.L. Cannefax
Raymond P.L. Cannefax
President and Chief Executive Officer

October 13, 2008	/s/ Luis A. Mostacero
Luis A. Mostacero
Chief Financial Officer, Treasurer and Secretary