Form 10-Q/A
period 2008-06-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2008-10-15
CIK 916444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.

FORM 10-Q/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [    ]  No [ X ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	1,395,226,865
Title of ClassT	Number of Shares
Outstanding as of
July 15, 2008

PARADIGM MEDICAL INDUSTRIES, INC.
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED  CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
	(Restated)
Assets
Current assets
Cash	$67,000	$321,000
Receivables, net	232,000	624,000
Inventories, net	911,000	847,000
Prepaid and other assets	52,000	27,000
Total current assets	1,262,000	1,819,000
Property and equipment, net	13,000	16,000
Goodwill	339,000	339,000
Total assets	$1,614,000	$2,174,000

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$544,000	$370,000
Related party payable	--	46,000
Accrued liabilities	755,000	644,000
Total current liabilities	1,299,000	1,060,000
Convertible notes payable, net of debt discount
of $452,000 and $828,000	3,400,000	3,100,000
Derivative liabilities	27,000	210,000
Total long-term liabilities	3,427,000	3,310,000
Total liabilities	4,726,000	4,370,000
Commitments and contingencies	-	-

Stockholders' (Deficit):
Preferred stock, authorized:
5,000,000 shares, $00l par value,
Series A
Authorized: 500,000 shares; issued and
outstanding: 5,627 shares at June 30, 2008	-	-
Series B
Authorized: 500,000 shares; issued and
outstanding: 8,986 shares at June 30, 2008	-	-
Series C
Authorized: 30,000 shares; issued and
outstanding: zero shares at June 30, 2008	-	-
Series D
Authorized: 1,140,000 shares; issued and
outstanding: 5,000 shares at June 30, 2008	-	-
Series E
Authorized: 50,000 shares; issued and
outstanding: 250 shares at June 30, 2008	-	-
Series F
Authorized: 50,000 shares; issued and
outstanding: 4,398.75 shares at June 30, 2008	-	-
Series G
Authorized: 2,000,000 shares; issued and
outstanding: 588,235 shares at June 30, 2008	1,000	1,000
Common Stock, Authorized:
1,400,000,000 shares, $.001 par value; issued and
outstanding: 1,297,554,315 and 544,986,907 respectively	1,297,000	545,000
Additional paid-in capital	57,088,000	57,662,000
Accumulated deficit	(61,498,000)	(60,404,000)
Total stockholders' (Deficit)	(3,112,000)	(2,196,000)
Total liabilities and stockholders' (Deficit)	$1,614,000	$2,174,000

The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Restated)		(Restated)

Sales	$213,000	$260,000	$443,000	$656,000
Cost of Sales	122,000	149,000	264,000	375,000
Gross Profit	91,000	111,000	179,000	281,000
Operating Expenses:
Sales and Marketing	130,000	159,000	311,000	273,000
General and administrative	258,000	309,000	484,000	496,000
Research and development	62,000	126,000	151,000	190,000
Total Operating Expenses	450,000	594,000	946,000	959,000
Operating Income (Loss)	(359,000)	(483,000)	(767,000)	(678,000)
Other Income and (Expenses):
Interest expense - accretion of debt discount	(177,000)	(191,000)	(361,000)	(373,000)
Gain and loss of derivative valuation	66,000	745,000	187,000	(269,000)
Interest expense	(78,000)	(63,000)	(154,000)	(116,000)
Interest income	--	3,000	2,000	5,000
Settlement of liabilities	--	41,000	--	41,000
Total Other Expenses	(189,000)	535,000	(326,000)	(712,000)
Income (loss) before provision for income Provision for income taxes	(548,000)	52,000	(1,093,000)	(1,390,000)
Net income (loss)	--	--	--	--
	$(548,000)	$52,000	$(1,093,000)	$(1,390,000)
Earnings (loss) Per Common Share - Basic	$(0.00)	$0.00	$(0.00)	$(0.01)
Earnings (loss) Per Common Share - Diluted	$(0.00)	$0.00	$(0.00)	$(0.01)
Weighted Average Common Share - Basic	728,001,150	206,228,383	588,474,381	204,775,000
Weighted Average Common Share - Diluted	728,001,150	239,965,666	588,474,381	204,775,000

The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(Restated)
Cash Flows from Operating Activities:
Net (loss)	$(1,093,000)	$(1,390,000)
Adjustment to Reconcile Net Loss to Net
Cash Used In Operating Activities:
Depreciation and Amortization	3,000	3,000
Stock Option Valuation	14,000	-
Change in Fair Value of Derivative Liabilities	(188,000)	269,000
Beneficial Conversion Interest	361,000	373,000
Provision for losses on receivables	-	(22,000)
(Increase) Decrease from Changes in:
Accounts Receivable	392,000	44,000
Inventories	(66,000)	(57,000)
Prepaid and other assets	(25,000)	(79,000)
Increase (Decrease) in:
Accounts Payable	128,000	(69,000)
Accrued Liabilities	110,000	208,000

Net Cash Used in Operating Activities	(364,000)	(720,000)

Cash Flow from Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Convertible Notes	110,000	1,000,000
Net Cash (Used) Provided by Financing Activities	110,000	1,000,000

Net Change in Cash	(254,000)	280,000

Cash, Beginning of Period	321,000	206,000

Cash, End of Period	67,000	486,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$1,000	$1,000
Cash Paid for Income Taxes	$-	$-
Non-Cash Transaction:
Notes Converted into Common Stock	$186,081	$66,611

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

The following table is a reconciliation of the basic and fully diluted earnings per share for the six month periods ended June 30, 2008 and June 30, 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	728,001,150	206,228,383	588,474,381	204,775,000
Diluted weighted average shares outstanding	728,001,150	239,965,666	588,474,381	204,775,000
Net income (loss)	$(548,000)	$52,000	$(1,093,000)	$(1,390,000)
Per share amount basic	$(0.00)	$0.00	$(0.00)	$(0.01)
Per share amount diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

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

As of June 30, 2008, there was an outstanding balance of $1,256,745 in principle remaining on the convertible notes.  During the six months ended June 30, 2008 and 2007, the Company issued 752,570,008 and 2,019,564 shares of common stock for the conversion of $186,081 and $1,711 of convertible notes, respectively.

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

As of June 30, 2008, there was an outstanding balance of $1,334,275 in principle remaining on the convertible notes.  During the six months ended June 30, 2008 and 2007, the Company issued zero and 13,000,000 shares of common stock for the conversion of $0.00 and $64,900 of convertible notes, respectively.

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

As of June 30, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

As of June 30, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

As of June 30, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

June 16, 2008 Sale of $310,000 in Callable Secured Convertible Notes:  To obtain additional funding for the Company's ongoing operations, the Company entered into a fifth securities purchase agreement on June 16, 2008 with three accredited investors for the sale of (i) $310,000 in convertible notes and (ii) warrants to purchase 10,000,000 shares of its common stock.  The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $310,000 as follows:

•	$110,000 were disbursed on June 16, 2008;
•	$100,000 were disbursed on July 14, 2008 after the Company filed a Schedule 14A preliminary proxy statement for a reverse stock split with the Securities and Exchange Commission; and
•	$100,000 will be disbursed upon the effectiveness of the reverse stock split.

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

As of June 30, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

At June 30, 2008, the carrying amount on the Notes was $3,400,000, net of the unamortized debt discount of $452,000.  Interest expense on the Notes totaled $515,000 for the period ended June 30, 2008, which consisted of $361,000 of normal accretion of the Note discount and $154,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $187,000 during the six months ended June 30, 2008, which consisted of a decrease in the fair value of the embedded derivatives of $126,000 and the fair value of the warrants of $61,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $187,000 for the six months ended June 30, 2008.

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

Accrued Expenses

Accrued expenses consist of the following at June 30, 2008:

Litigation reserve	$236,000
Interest expense on notes payable	153,000
Payroll and employee benefits	37,000
Sales tax payable	18,000
Customer deposits	62,000
Warranty and return allowance	224,000
Other accrued expenses	25,000
Total	$755,000

Restatement and reclassification

We have restated our quarterly financial statements for the quarter ended June 30, 2008.  These restatements have been performed to reflect issues identified during a review of our financial statements.  Management and the board of directors concluded these restatements were necessary to reflect the changes described below.

•
We erroneously treated the conversion-related derivatives and warrants associated with the Company's Callable Secured Convertible Notes for the quarter ended June 30, 2008.  The previous accounting treatment of the unamortized debt discount related to the converted shares during the period was not applicable and, accordingly, the unamortized debt discount associated with the portion of the debt discount should have been eliminated and offset to equity.  In addition, the pro rata portion of the derivative liability should also be eliminated at the time of conversion, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

•	We have also expanded footnote disclosures and added disclosures to help clarify the amounts recorded in the financial statements of the Company.

A summary of the effects of these changes is as follows:

 PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED  CONSOLIDATED BALANCE SHEET
JUNE 30, 2008
(UNAUDITED)

	As previously
Assets	Reported	As Restated	Change
Current assets
Cash	$67,000	$67,000	$--
Receivables, net	232,000	232,000	--
Inventories, net	911,000	911,000	--
Prepaid and other assets	52,000	52,000	--
Total current assets	1,262,000	1,262,000	--

Property and equipment, net	13,000	13,000	--
Goodwill	339,000	339,000	--
Total assets	$1,614,000	$1,614,000	$--

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$544,000	$544,000	$--
Related party payable	--	--	--
Accrued liabilities	755,000	755,000	--
Total current liabilities	1,299,000	1,299,000	--
Convertible notes payable, net of debt discount
of $452,000 and $828,000	3,400,000	3,400,000	--
Derivative liabilities	27,000	27,000	--
Total long-term liabilities	3,427,000	3,427,000	--
Total liabilities	4,726,000	4,726,000	--
Commitments and contingencies	--	--	--
Stockholders' (Deficit):
Preferred stock, authorized:5,000,000
shares, $00l par value,
Series A
Authorized: 500,000 shares; issued and
outstanding: 5,627 shares at June 30, 2008	--	--	--
Series B
Authorized: 500,000 shares; issued and
outstanding: 8,986 shares at June 30, 2008	--	--	--
Series C
Authorized: 30,000 shares; issued and
outstanding: zero shares at June 30, 2008	--	--	--
Series D
Authorized: 1,140,000 shares; issued and
outstanding: 5,000 shares at June 30, 2008	--	--	--
Series E
Authorized: 50,000 shares; issued and
outstanding: 250 shares at June 30, 2008	--	--	--
Series F
Authorized: 50,000 shares; issued and
outstanding: 4,398.75 shares at June 30, 2008	--	--	--
Series G
Authorized: 2,000,000 shares; issued and
outstanding: 588,235 shares at June 30, 2008	1,000	1,000	--
Common Stock, Authorized:
1,400,000,000 shares, $.001 par value; issued and
outstanding: 1,297,554,315 at June 30, 2008	1,297,000	1,297,000	--
Additional paid-in capital	57,043,000	57,088,000	45,000	a
Accumulated deficit	(61,453,000)	(61,498,000)	(45,000)	b
Total stockholders' (Deficit)	(3,112,000)	(3,112,000)	--
Total liabilities and stockholders' (Deficit)	$1,614,000	$1,614,000	$--

   a     Reclassification of fully expensed beneficial conversion feature in 2005, 2006 and 2007
b     Effective of properly accounting for embedded derivatives

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	As Previously
	Reported	As Restated	Change
Sales	$213,000	$213,000	$--
Cost of Sales	122,000	122,000	--
Gross Profit	91,000	91,000	--
Operating Expenses:
General and administrative	(130,000)	(130,000)	--
Marketing and selling	(258,000)	(258,000)	--
Research and development	(62,000)	(62,000)	--
Total Operating Expenses	(450,000)	(450,000)	--
Operating loss	(359,000)	(359,000)	--
Other Income and (expense):
Interest expense-accetion of debt discount	(177,000)	(177,000)	--
Gain and loss on derivative valuation	66,000	66,000	--
Interest expense	(78,000)	(78,000)	--
Interest income	--	--	--
Total other income (expense)	(189,000)	(189,000)	--
Income (loss) before provision for income taxes	(548,000)	(548,000)	--
Provision for income taxes	--	--	--
Net (loss)	$(548,000)	$(548,000)	$--
Earnings (loss) Per Common Share - Basic	$(0.00)	$(0.00)	$(0.00)
Earnings (loss) Per Common Share - Diluted	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Share - Basic	728,001,150	728,001,150	--
Weighted Average Common Share - Diluted	728,001,150	728,001,150	--

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	As Previously
	Reported	As Restated	Change
Sales	$443,000	$443,000	$--
Cost of Sales	264,000	264,000	--
Gross Profit	179,000	179,000	--
Operating Expenses:
Marketing and selling	(311,000)	(311,000)	--
General and administrative	(484,000)	(484,000)	--
Research and development	(151,000)	(151,000)	--
Total Operating Expenses	(946,000)	(946,000)	--
Operating loss	(767,000)	(767,000)	--
Other Income and (expense):
Interest expense-accetion of debt discount	(361,000)	(361,000)	--
Gain and loss on derivative valuation	192,000	187,000	(5,000)	a
Interest expense	(154,000)	(154,000)	--
Interest income	2,000	2,000	--
Total other income (expense)	(321,000)	(326,000)	(5,000)
Income (loss) before provision for income taxes Provision for income taxes	(1,088,000)	(1,093,000)	--
Net (loss)	--	--	--
	$(1,088,000)	$(1,093,000)	$(5,000)
Earnings (loss) Per Common Share - Basic	$(0.00)	$(0.00)	$0.00
Earnings (loss) Per Common Share - Diluted	$(0.00)	$(0.00)	$0.00
Weighted Average Common Share - Basic	588,474,381	588,474,381	--
Weighted Average Common Share - Diluted	588,474,381	588,474,381	--

 a     Effect of valuation of embedded derivatives

PARADIGM MEDICAL INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	As Previously
	Reported	As Restated	Change
Cash flows from operating activities:
Net income (loss)	(1,088,000)	(1,093,000)	(5,000)	a
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,000	3,000	--
Stock option valuation	14,000	14,000	--
Change in fair value of derivative liabilities	(193,000)	(188,000)	5,000	a
Beneficial conversion interest	361,000	361,000	--
Provision for losses on receivables	--	--	--
(Increase) decrease in:
Accounts Receivables	392,000	392,000	--
Inventories	(66,000)	(66,000)	--
Prepaid and other assets	(25,000)	(25,000)	--
Increase (decrease) in:
Accounts payable	128,000)	128,000	--
Accrued liabilities	120,000	110,000	--
Net cash used in operating activities:	(364,000)	(364,000)	--
Cash flows from investing activities:
Net cash provided by (used in) investing activities	--	--	--

Cash flows from financing activities:
Net cash (used in) provided by financing activities	110,000	110,000	--

Net change in cash	(254,000)	(254,000)	--
Cash, beginning of period	321,000	321,000	--
Cash, end of period	$67,000	$67,000	$--
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,000	$1,000	$--
Cash paid for income taxes	$--	$--	$--
Non-cash transactions:
Notes converted into common stock	$186,081	$186,081	$--

a     Effect of valuation of embedded derivatives

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

Item 3.  Controls and Procedures

Disclosures Controls and Procedures

As of the end of the period covered by the quarterly report for the period ended June 30, 2008 the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by such report, the Company's disclosure controls and procedures were not effective and adequate because of errors related to the Company not correctly following the requirements of SFAS No. 133 when accounting for the convertible notes and related embedded derivatives in the financial statements and related disclosures of its quarterly report for the period ended June 30, 2008.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Based on the Company's evaluation, the Company's management concluded that the Company's internal control over financial reporting was not effective as June 30, 2008.  In particular, the Company's management was not effective in identifying and following new accounting rules and new rules promulgated by the SEC.  The remedial plan to correct this material weakness includes management training and the engagement of outside counsel to assist the Company's management in identifying and following such new accounting and SEC rules.

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

June 16, 2008 Sale of $310,000 in Callable Secured Convertible Notes:  To obtain additional funding for the Company's ongoing operations, the Company entered into a fifth securities purchase agreement on June 16, 2008 with three accredited investors for the sale of (i) $310,000 in convertible notes and (ii) warrants to purchase 10,000,000 shares of its common stock.  The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $310,000 as follows:

•	$110,000 were disbursed on June 16, 2008;
•	$100,000 were disbursed on July 14, 2008 after the Company filed a Schedule 14A preliminary proxy statement for a reverse stock split with the Securities and Exchange Commission; and
•	$100,000 will be disbursed upon the effectiveness of the reverse stock split.

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

PARADIGM MEDICAL INDUSTRIES, INC.

October 14, 2008	/s/ Raymond P.L. Cannefax
Raymond P.L. Cannefax
President and Chief Executive Officer

October 14, 2008	/s/ Luis A. Mostacero
Luis A. Mostacero
Chief Financial Officer, Treasurer and Secretary