Form 10-Q
period 2008-09-30
PARADIGM MEDICAL INDUSTRIES INC
filed 2008-11-19
CIK 916444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.

FORM 10-Q

:	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [    ]  No [ X ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	1,395,229,465
Title of Class	Number of Shares
Outstanding as of
September 30, 2008

PARADIGM MEDICAL INDUSTRIES, INC.
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

ii

 PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED  CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
Assets	(Unaudited)
Current assets
Cash	$51,000	$321,000
Receivables, net	325,000	624,000
Inventories, net	853,000	847,000
Prepaid and other assets	38,000	27,000
Total current assets	1,267,000	1,819,000
Property and equipment, net	12,000	16,000
Goodwill	339,000	339,000
Total assets	$1,618,000	$2,174,000
Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$550,000	$370,000
Related party payable	--	46,000
Accrued liabilities	626,000	644,000
Total current liabilities	1,176,000	1,060,000
Convertible notes payable, net of debt discount
of $347,000 and $828,000	3,777,000	3,100,000
Derivative liabilities	21,000	210,000
Total long-term liabilities	3,798,000	3,310,000
Total liabilities	4,974,000	4,370,000
Commitments and contingencies	--	--
Stockholders' (Deficit):
Preferred stock, authorized:5,000,000 shares, $00l par value
Series A
Authorized: 500,000 shares; issued and
outstanding: 5,627 shares at September 30, 2008	--	--
Series B
Authorized: 500,000 shares; issued and
outstanding: 8,986 shares at September 30, 2008	--	--
Series C
Authorized: 30,000 shares; issued and
outstanding: zero shares at September 30, 2008	--	--
Series D
Authorized: 1,140,000 shares; issued and
outstanding: 5,000 shares at September 30, 2008	--	--
Series E
Authorized: 50,000 shares; issued and
outstanding: 250 shares at September 30, 2008	--	--
Series F
Authorized: 50,000 shares; issued and
outstanding: 4,398.75 shares at September 30, 2008	--	--
Series G
Authorized: 2,000,000 shares; issued and
outstanding: 588,235 shares at September 30, 2008	1,000	1,000
Common Stock, Authorized:
1,400,000,000 shares, $.001 par value; issued and
outstanding: 1,395,229,465 and 544,986,907 respectively	1,395,000	545,000
Additional paid-in capital	57,011,000	57,662,000
Accumulated deficit	(61,763,000)	(60,404,000)
Total stockholders' (Deficit)	(3,356,000)	(2,196,000)
Total liabilities and stockholders' (Deficit)	$1,618,000	$2,174,000

The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$463,000	$534,000	$906,000	$1,190,000
Cost of Sales	248,000	270,000	512,000	645,000
Gross Profit	215,000	264,000	394,000	545,000
Operating Expenses:
Sales and Marketing	(99,000)	(168,000)	(411,000)	(442,000)
General and administrative	(190,000)	(191,000)	(672,000)	(688,000)
Research and development	(20,000)	(71,000)	(172,000)	(261,000)
Total Operating Expense	(309,000)	(430,000)	(1,255,000)	(1,391,000)
Operating Income (Loss)	(94,000)	(166,000)	(861,000)	(846,000)
Other Income and (Expenses):
Interest expense - accretion of debt discount	(108,000)	(206,000)	(469,000)	(579,000)
Gain/(loss) on derivative valuation	8,000	602,000	195,000	332,000
Interest expense	(81,000)	(71,000)	(235,000)	(187,000)
Interest income	--	3,000	2,000	8,000
Other Income	10,000	--	10,000	41,000
Total Other Income (Expense)	(171,000)	328,000	(497,000)	(385,000)
Income (loss) before provision for income	(265,000)	162,000	(1,358,000)	(1,231,000)
Provision for income taxes	--	--	--	--
Net income (loss)	$(265,000)	$162,000	$(1,358,000)	$(1,231,000)
Earnings (loss) Per Common Share - Basic	$(0.00)	$0.00	$(0.00)	$(0.01)
Earnings (loss) Per Common Share - Diluted	$(0.00)	$0.00	$(0.00)	$(0.01)
Weighted Average Common Share - Basic	1,385,675,542	247,755,137	1,023,977,987	219,259,000
Weighted Average Common Share - Diluted	1,385,674,542	299,148,217	1,023,977,987	219,259,000

                                  The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2008	2007
Net (loss)	$(1,358,000)	$(1,231,000)
Adjustment to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	4,000	4,000
Stock Option Valuation	14,000	-
Change in Fair Value of Derivative Liabilities	(195,000)	(333,000)
Beneficial Conversion Interest	469,000	580,000
Provision for losses on Receivables	(36,000)	(22,000)
(Increase) Decrease from Changes in:
Accounts Receivable	335,000	(83,000)
Inventories	(6,000)	(150,000)
Prepaid and other assets	(11,000)	(62,000)
Increase (Decrease) in:
Accounts Payable	134,000	(54,000)
Accrued Liabilities	170,000	274,000
Net Cash Used in Operating Activities	(480,000)	(1,077,000)
Cash Flow from Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-
Cash Flows from Financing Activities:
Proceeds from Issuance of Convertible Notes	210,000	1,000,000
Net Cash (Used) Provided by Financing Activities	210,000	1,000,000
Net Change in Cash	(270,000)	(77,000)
Cash, Beginning of Period	321,000	206,000
Cash, End of Period	51,000	129,000
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$2,000	$2,000
Cash Paid for Income Taxes	$-	$-
Non-Cash Transaction:
Notes Converted into Common Stock	$194,000	$200,000
Accrued Interest Converted into Convertible Note	$192,000	$--

               The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Financial Statement Presentation

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 2007.  The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Net Loss Per Share

Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common Stock equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 75,294,392 and 50,534,392 shares of common stock and preferred stock convertible into 612,497 and 858,688 shares of common stock, and outstanding commitments to issue shares underlying the convertible notes into 91,647,332,444 and 2,831,785,246 shares of common stock at September 30, 2008 and 2007, respectively, have not been included in loss periods because their inclusion would have been anti-dilutive.  For the three month period ended September 30, 2007, there were 51,393,080 common stock equivalents included in the dilutive earnings per share.

The following table is a reconciliation of the basic and fully diluted earnings per share for the nine month periods ended September 30, 2008 and September 30, 2007:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	1,385,674,542	247,755,137	1,023,977,989	219,259,000
Diluted weighted average shares outstanding	1,385,674,542	299,148,217	1,023,977,989	219,259,000
Net income (loss)	$(265,000)	$162,000	$(1,358,000)	$(1,231,000)
Per share amount basic	$(0.00)	$0.00	$(0.00)	$(0.01)
Per share amount diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

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

As of September 30, 2008, there was an outstanding balance of $1,248,931 in principle remaining on the convertible notes.  During the nine months ended September 30, 2008 and 2007, the Company issued 850,242,558 and 19,116,158 shares of common stock for the conversion of $193,895 and $34,670 of convertible notes, respectively.

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

As of September 30, 2008, there was an outstanding balance of $1,334,275 in principle remaining on the convertible notes.  During the nine months ended September 30, 2008 and 2007, the Company issued zero and 60,000,000 shares of common stock for the conversion of $0.00 and $165,725 of convertible notes, respectively.

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

As of September 30, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

The $389,010 in convertible notes bear interest at 2% per annum from December 31, 2007. Interest is computed on the basis of a 365-day year and is payable quarterly in cash. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature on December 31, 2010, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.  On June 16, 2008, the Company agreed to reduce the applicable percentage for calculating the conversion price from 60% to 45% of the average of the three lowest intraday trading prices of the Company's common stock.  The Company agreed to this change as a condition to receiving further funding for its ongoing operations on June 16, 2008.

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

As of September 30, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

As of September 30, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

As of September 30, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

August 29, 2008 Issuance of $191,913 in Callable Convertible Notes: On August 29, 2008, the Company was notified by the holders of the convertible notes that there was a past due interest owing on the outstanding convertible notes. The total amount of interest owed was $191,913. To pay this interest, the noteholders were willing to accept $191,913 in additional convertible notes due on August 29, 2011.  Accordingly, on August 29, 2008, the Company issued $191,913 in convertible notes to the noteholders as full payment of the past due interest.

The $191,913 in convertible notes bear interest at 2% per annum from August 29, 2008. Interest is computed on the basis of a 365-day year and is payable quarterly in cash. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature on August 29, 2011, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 45% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

The $191,913 in convertible notes have a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.00431 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due. Prepayment of the convertible notes is to be made in cash equal to either (a) 135% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 145% of the outstanding principal and accrued interest for prepayments occurring between 31 and 90 days following the issue date of the notes; or (c) 150% of the outstanding principal and accrued interest for prepayments occurring after the 90th day following the issue date of the notes.

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

As of September 30, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

At September 30, 2008, the carrying amount on the Notes was $3,777,000, net of the unamortized debt discount of $347,000.  Interest expense on the Notes totaled $704,000 for the period ended September 30, 2008, which consisted of $469,000 of normal accretion of the Note discount and $235,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $195,000 during the nine months ended September 30, 2008, which consisted of a decrease in the fair value of the embedded derivatives of $129,000 and the fair value of the warrants of $66,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $195,000 for the nine months ended September 30, 2008.

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

Simple Conversion Calculation

The number of shares of common stock issuable upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, December 23, 2007, and June 16, 2008 is determined by dividing that portion of the principal of the notes to be converted and interest, if any, by the conversion price. For example, assuming conversion of $4,124,129 principal amount of the convertible notes on September 30, 2008 (consisting of $4,960,000 in convertible notes that were sold to the four investors pursuant to securities purchase agreements dated April 27, 2005, February 28, 2006, June 11, 2007, December 24, 2007, and June 16, 2008, plus $389,010 in convertible notes issued on December 19, 2007, and $191,913 in convertible notes issued on August 29, 2008 in payment of past due interest on the notes, less $1,416,793 in notes converted during the period from June 12, 2005 to September 30, 2008) and a conversion price of $.0002 per share with a 55% discount, the number of shares issuable upon conversion would be:

$4,124,129/$.0002 x 45% = 45,823,655,556 shares.

The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, December 23, 2007, June 16, 2008 and August 29, 2008 is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $4,124,129 principal amount of the convertible notes (including accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of September 30, 2008 of $.0002 with a 55% discount:

% Below	Price Per	With 55%	Number of	% of Outstanding
Market	Share	Discount	Shares Issuable	Shares*
25%	$.00015	$.0000675	61,098,207,407	4,379%
50%	$.0001	$.000045	91,647,311,111	6,569%
75%	$.00005	$.0000225	183,294,622,222	13,137%

*Based on 1,395,229,465 shares outstanding as of September 30, 2008.

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

Failure to Repay Convertible Notes May Require Company Operations to Cease

On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of convertible notes.  On February 28, 2006, the Company entered into another securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of convertible notes.  On June 11, 2007, and December 24, 2007, the Company entered into third and fourth securities purchase agreements for the sale of an aggregate of $750,000 principal amount of convertible notes.  On December 19, 2007, the Company issued an additional $389,010 in convertible notes as payment of past due interest owing on the outstanding convertible notes.  On June 16, 2008, the Company entered into a fifth securities purchase agreement for the sale of an aggregate of $310,000 principal amount of convertible notes.  On August 29, 2008, the Company issued an additional $191,913 in convertible notes as payment of past due interest owing on the outstanding convertible notes.  These convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of the Company's common stock.  The Company currently has $4,120,711 in convertible notes outstanding.  Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of the Company's property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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

Preferred Stock Conversions

Under the Company's Certificate of Incorporation, holders of the Company's Class A and Class B preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the nine months ended September 30, 2008 no shares of Series A preferred stock and no shares of Series B preferred stock were converted to the Company's common stock.

Holders of Series D preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the nine months ended September 30, 2008 no shares of Series D preferred stock were converted to the Company's common stock.

Holders of Series E preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the nine months ended September 30, 2008 no shares of Series E preferred stock were converted to the Company's common stock.

Holders of Series F preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the nine months ended September 30, 2008, no shares of Series F preferred stock were converted to the Company's common stock.

Holders of Series G preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the nine months ended September 30, 2008, no shares of Series G preferred stock were converted to shares of the Company's common stock.

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

Related Party Transactions

Payments for legal services to the firm of which the Company's Chairman of the Board is a partner were $60,000 and $150,000 for the nine months ended September 30, 2008 and 2007 respectively.

Accrued Expenses

Accrued expenses consist of the following at September 30, 2008:

Litigation reserve	$236,000
Interest expense on notes payable	42,000
Payroll and employee benefits	37,000
Sales tax payable	5,000
Customer deposits	57,000
Warranty and return allowance	223,000
Other accrued expenses	26,000
Total	$626,000

Subsequent Event

On November 18, 2008, Stephen L. Davis was appointed as the Company's President, replacing Raymond P.L. Cannefax whom the Board of Directors terminated as the Company's President and Chief Executive Officer.

The Board of Directors has scheduled a Special Meeting of Shareholders to be held on December 5, 2008, beginning at 10:00 a.m., Mountain Standard Time, at the Company's corporate headquarters at 2355 South 1070 West, Salt Lake City, Utah.  The matter to be brought before the special meeting is the approval of a 1-for-100 reverse stock split of the Company's  common stock.  Shareholders of record of the Company's common stock at the close of business on October 24, 2008 are entitled to notice of and to vote at the meeting.  The reverse stock split of the Company's common stock would become effective upon shareholder approval at the Special Meeting of Shareholders and on the date of filing of a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the Secured Convertible Term Notes (“the Notes”) entered into agreements on April 27, 2005; June 23, 2005; June 30, 2005; February 28, 2006; June 28, 2006; April 30, 2007; June 11, 2007; December 24, 2007; December 31, 2007, June 16, 2008, July 14, 2008, and August 29, 2008.  These Notes contain interrelated embedded derivatives, which include the fixed conversion feature, the variable conversion feature, the variable interest feature, and the contingent put feature.  Although the put feature was determined to be an embedded derivative which requires bifurcation, we believe the likelihood of this feature being exercised is remote and accordingly no value was ascribed to this particular put feature.  We are required to continue to evaluate our accounting and valuation for this put feature.  We will continue to monitor the probability of this particular put feature being exercised and its impact to our valuation of embedded derivatives in future periods.

Based on the complex nature of these terms, the Company chose to employ a binomial lattice model to value these features.  The Company used the lattice model because it allows for the consideration of the dynamic and interrelated nature of the unique terms of these securities.  It takes into consideration that in each discrete period of time a stock can either go up or down (described as its “volatility”) and produces a range of potential future stock prices (and thus multiple values at those future points in time). A binomial lattice model assumes the price of the stock underlying the derivative follows one of the two price paths (stock price can either go up or down).  There are three general steps in constructing a binomial lattice model: (1) calculation of the stock price lattice, (2) calculation of the potentially applicable option values at each node based on the terms and conditions of the specific security, and (3) progressively calculating the security value at each node starting at the maturity of the security and working back to the present testing for the greater of the current period value or the probability weighted holding value of the security.  The following key inputs and assumptions were used to calculate the fair values of the embedded derivatives and the warrants:

•	Stock Price: This is the stock price as of the respective valuation date.
•
Fixed Conversion Price:  The fixed conversion price used in the valuation analysis was set equal to fixed conversion price (ranging from $0.2 to $0.09) per share for each of the Notes.  This is the fixed price at which the Investor can convert the Note into common stock.

•
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

•
Risk-Free Rate:  The appropriate risk free rate is the interest rate of a U.S. treasury note with a maturity equal to the maturity of the respective security.  As of September 30, 2008, the risk free interest rates ranged from 1.6% to 2.28%.  As of December 31, 2007, the risk free interest rates ranged from 3.06% to 3.49%.  As of December 31, 2006, the risk free interest rates ranged from 4.78% to 4.91%.

•	Time to Maturity: The time to maturity is measured based on the remaining term of the security as of the valuation date.
•
20-day Minimum Price vs. Closing Stock Price:  The variable conversion feature allows the Investor to convert the Notes at a price equal to 45% of the average of the lowest three trading prices during the twenty trading days preceding a conversion notice.  We analyzed the historical relationship between the common stock closing price and the lowest trading price.  Based on this analysis, we determined that on average the lowest trading price in any 20-day period during the time period analyzed was approximately 69.5% of the closing price.  We used this as a conservative proxy for the average of the three lowest closing prices during the 20-day period.  This result was used in the test of the stock price relative to the fixed conversion price.

•
Monthly Intraday Trading Price:  The variable interest rate provision waives interest for a given month if the intraday trading price of the common stock exceeds $0.0945 or $0.0275 or $0.012 or $0.007 (depending on Note) per share for every day within a given month.  We made a simplifying assumption that our various node prices were equivalent to this intraday trading price.

•	Trading Liquidity: We assumed that adequate stock trading liquidity is available for the Investors to sell converted / exercised shares.
•
Probability of Contingent Put Feature:  We assumed that the likelihood of this feature being exercised is remote and accordingly no value was ascribed to this particular put feature.  We will continue to monitor the probability of this particular put feature being exercised and its impact to our valuation of embedded derivatives in future periods.

The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions for 2008 and 2007, respectively: dividend yield of 0% and 0%; annual volatility of 200% and 200%; and risk free interest rates ranging from 2.0% to 3.38% and 3.06% to 3.7%.

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

The Company is engaged in the design, development, manufacture and sale of high technology diagnostic eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow.  As seen in the results for the three months ended September 30, 2008, diagnostic products have been the major focus and the Photon™ and other extensive research  and development projects have been put on hold pending future evaluation when the Company's financial position improves.  The Company does not focus on a specific diagnostic product or products but, instead, on the entire diagnostic group.

Results of Operations

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

Net sales for the three months ended September 30, 2008 decreased by $71,000, or 13%, to $463,000 as compared to $534,000 for the same period of 2007.  This reduction in sales was primarily due to decreased sales of the P40, P45 and P60 Ultrasound Biomicroscopes, the P37, P37II and P2700 Ocular Ultrasound Diagnostic A/B Scan, the P2000 A-Scan Biometric Ultrasound Analyzer, the P2200 and P2500 Pachymetric Analyzers, and the Blood Flow Analyzer™.  The reduction in such sales was partially offset by an increase in the sales of the Glaid device, or Perg, which is manufactured by LACE Electronica srl.  The Company anticipates an ongoing upward trend in Perg sales as the Perg continues to gain market acceptance in the United States.

For the three months ended September 30, 2008, sales from the Company’s diagnostic products totaled $409,000, or 88% of total revenues, compared to $492,000, or 92% of total revenues for the same period of 2007. The remaining 12% of sales, or $54,000 during the three months ended September 30, 2008, was from parts, disposables, and service revenue.

Sales of the Glaid device, or Perg were $145,000 for the three months ended September 30, 2008 compared to no sales for the same period in 2007.  Sales of the P60 UBM Ultrasound Biomicroscope increased by $96,000 to $103,000, or 22% of total revenues, for the three months ended September 30, 2008, compared to $7,000, or 1% of total revenues, for the same period in 2007.  Sales of the Blood Flow Analyzer™ decreased by $61,000 to no sales for the three months ended September 30, 2008, compared to net sales of $61,000, or 11% of total revenues, during the same period in 2007.  Sales from the P2700, P37, and P37-II A/B Scan Ocular Ultrasound Diagnostic devices decreased by $97,000 to $77,000, or 17% of total revenues for the three months ended September 30, 2008, compared to $174,000, or 33% of total revenues for the same period in 2007.  Sales of the P55, P2200, P2500 Pachymetric Analyzers, and the P2000 A-Scan Biometric Ultrasound Analyzer decreased by $20,000 to $28,000, or 6% of total revenues, for the three month period ended September 30, 2008, compared to $48,000, or 9% of total revenues, for the same period in 2007.  Combined sales of the LD 400, TKS 5000, and CT200 Autoperimetry Systems decreased by $77,000 to $54,000, or 12% of the total revenues, for the three months ended September 30, 2008, compared to $131,000, or 25% of total revenues, for the same period in 2007.

Sales have been lower during the three months ended September 30, 2008 for the Company due to a variety of reasons.  Sales of the P60 UBM Ultrasound Biomicroscope were reduced primarily due to the delayed introduction of new software for the P60, which received FDA 510(k) premarket approval on May 26, 2005, allowing the device to be sold in the United States.  The hardware problems have since been resolved and the Company continues the ongoing process of improving the software package for the P60.

The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 UBM Ultrasound Biomicroscope, the Blood Flow Analyzer™, the LD400 Antoperimetry System, the P37-II Ocular Ultrasound Diagnostic A/B Scan, the 2200 and 2500 Pachymetric Analyzers, the P2000 A-Scan Biometric Ultrasound Analyzer, and the Lace Perg through increased clinical awareness, ongoing product development, improved marketing plans and strategic product replacement, and ongoing development of the LD400 perimeter and the Lace Perg.  The Blood Flow Analyzer™ is expected to have a new CPT reimbursement code for Medicare insurance providers issued by the end of 2009, reversing the downward sales trend it has experienced.

Gross profit for the three months ended September 30, 2008 decreased by 3% of total revenues, compared to 49% of total revenues for the same period in 2007.  This reduction in gross profit was mainly due to an increase in the price of materials and an increase in inventory.  There was no increase to cost of sales as a result of a charge to the reserve for obsolete inventory in 2007.

Marketing and selling expenses decreased by $69,000, or 41%, to $99,000, for the three months ended September 30, 2008, from $168,000 for the comparable period in 2007.  This decrease was due primarily to a reduction in overall marketing expenses, related travel expenses and a general reduction in staff.

General and administrative expenses decreased by $1,000, or 1%, to $190,000 for the three months ended September 30, 2008, from $191,000 for the comparable period in 2007.  This decrease was primarily due to a reduction in salaries as a result of a general reduction in staff.

Also, during the three months ended September 30, 2008, the Company has not been able to collect receivables that were previously allowed in the allowance for doubtful accounts.  During the three months ended September 30, 2008, the Company has not increased the allowance for doubtful accounts.

Research, development and service expenses decreased by $51,000, or 72%, to $20,000 for the three months ended September 30, 2008, compared to $71,000 in the same period in 2007.  This decrease was mainly due to a reduction of funding available for the marketing of new products and a reduction in staff.

Gain and loss of derivative valuation for the three months ended September 30, 2008 decreased by $594,000, or 99%, to $8,000 as compared to $602,000 for the same period in 2007.

Interest expense –accretion of debt discount for the three months ended September 30, 2008 decreased by $98,000, or 48%, to $108,000 as compared to $206,000 for the same period in 2007.

Interest expense for the three months ended September 30, 2008 increased by $10,000, or 14%, to $81,000 as compared to $71,000 for the same period in 2007.

Nine months ended September 30, 2008, Compared to Nine months ended September 30, 2007.

Net sales for the nine months ended September 30, 2008 decreased by $284,000, or 24%, to $906,000 as compared to $1,190,000 for the same period of 2007.  This reduction in sales was primarily due to decreased sales of the P40, P45 and P60 Ultrasound Biomicroscopes, the P37, P37II and P2700 Ocular Ultrasound Diagnostic A/B Scan, the P2000 A-Scan Biometric Ultrasound Analyzer, the P2200 and P2500 Pachymetric Analyzers, and the Blood Flow Analyzer™.  The reduction in such sales was partially offset by an increase in the sales of the Glaid device, or Perg, which is manufactured by LACE Electornica srl.  The Company anticipates an ongoing upward trend in Perg sales as the Perg continues to gain market acceptance in the United States.

For the nine months ended September 30, 2008, sales from the Company’s diagnostic products totaled $786,000, or 86% of total revenues, compared to $1,060,000, or 89% of total revenues for the same period of 2007. The remaining 14% of sales, or $120,000 during the nine months ended September 30, 2008, was from parts, disposables, and service revenue.

Sales of the Glaid device, or Perg, were $145,000 for the nine months ended September 30, 2008 compared to no sales for the same period in 2007.  Sales of the P60 UBM Ultrasound Biomicroscope increased by $22,000 to $179,000, or 20% of total revenues, for the nine months ended September 30, 2008, compared to $157,000, or 13% of total revenues, for the same period in 2007.  Sales of the Blood Flow Analyzer™ decreased by $77,000 to $ 50,000 or 5% of total revenues, for the nine months ended September 30, 2008, compared to net sales of $127,000, or 11% of total revenues, during the same period in 2007.  Sales from the P2700, P37, and P37-II A/B Scan Ocular Ultrasound Diagnostic devices decreased by $175,000 to $138,000, or 15% of total revenues for the nine months ended September 30, 2008, compared to $313,000, or 26% of total revenues, for the same period in 2007.  Sales of the P55, P2200, P2500 Pachymetric Analyzers, and the P2000 A-Scan Biometric Ultrasound Analyzer decreased by $48,000 to $39,000, or 4% of total revenues, for the three month period ended September 30, 2008, compared to $87,000, or 7% of total revenues, for the same period in 2007.  Combined sales of the LD 400, TKS 5000, and CT200 Autoperimetry Systems increased by $1,000 to $262,000, or 28% of the total revenues, for the nine months ended September 30, 2008, compared to $261,000, or 22% of total revenues, for the same period in 2007.

Sales have been lower during the nine months ended September 30, 2008 for the Company due to a variety of reasons.  Sales of the P60 UBM Ultrasound Biomicroscope were reduced primarily due to the delayed introduction of new software for the P60, which received FDA 510(k) premarket approval on May 26, 2005, allowing the device to be sold in the United States.  The hardware problems have since been resolved and the Company continues to work on improving the software package for the P60.

The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 UBM Ultrasound Biomicroscope, the Blood Flow Analyzer™, the LD400 Antoperimetry System, the P37-II Ocular Ultrasound A/B Scan Diagnostics, the 2200 and 2500 Pachymetric Analyzers, the P2000 A-Scan Biometric Ultrasound Analyzer, and the Lace Perg through increased clinical awareness, ongoing product development, improved marketing plans and strategic product replacement, and ongoing development of the LD400 perimeter and the Lace Perg.  The Blood Flow Analyzer™ is expected to have a new CPT reimbursement code for Medicare insurance providers issued in 2009, reversing the downward sales trend it has experienced.

Gross profit for the nine months ended September 30, 2008 decreased by 2% to 44% of total revenues, compared to 46% of total revenues for the same period in 2007.  This decrease in gross profit was mainly due to increased costs of parts and labor.  There was no increase to cost of sales as a result of a charge to the reserve for obsolete inventory in 2007.

Marketing and selling expenses decreased by $31,000, or 7%, to $411,000, for the nine months ended September 30, 2008, from $442,000 for the comparable period in 2007.  This decrease was due primarily to an decrease in training expenses and related travel expenses associated with reduced staff.

General and administrative expenses decreased by $16,000, or 2%, to $672,000 for the nine months ended September 30, 2008, from $688,000 for the comparable period in 2007.  This decrease was primarily due to a reduction in salaries as a result of a general reduction in staff.

Also, during the nine months ended September 30, 2008, the Company has not been able to collect receivables that were previously allowed in the allowance for doubtful accounts.  During the nine months ended September 30, 2008, the Company has not increased the allowance for doubtful accounts.

Research, development and service expenses decreased by $89,000, or 34%, to $172,000 for the nine months ended September 30, 2008, compared to $261,000 in the same period in 2007.  This decrease was mainly due to the completion in the development of the P60 UBM software revision, a reduction of funding available for the marketing of new products, and a reduction of staff.

Gain and loss of derivative valuation for the nine months ended September 30, 2008 decreased by $137,000, or 41%, to $195,000 as compared to $332,000 for the same period in 2007.

Interest expense –accretion of debt discount for the nine months ended September 30, 2008 decreased by $110,000, or 19%, to $469,000 as compared to $579,000 for the same period in 2007.

Interest expense for the nine months ended September 30, 2008 increased by $48,000, or 26%, to $235,000 as compared to $187,000 for the same period in 2007.

Liquidity and Capital Resources

The Company used $480,000 in cash in operating activities for the nine months ended September 30, 2008, compared to $1,077,000 for the nine months ended September 30, 2007.  The decrease in cash used for operating activities for the nine months ended September 30, 2008 was primarily attributable to the Company's net loss and increases in inventory, and a significant decrease of the change of the fair value of derivative liabilities. There was no cash used for investment activities for the nine months ended September 30, 2008, compared to no cash used for investment activities for the same period in 2007. Net cash used in financing activities was $210,000 for the nine months ended September 30, 2008, compared to $1,000,000 in the same period in 2007. The Company had a working capital of $91,000 as of September 30, 2008. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

As of September 30, 2008, the Company had net operating loss carryforwards (NOLs) of approximately $56 million. These loss carryforwards are available to offset future taxable income, if any, and have begun to expire in 2001and extend for twenty years. The Company's ability to use net operating loss carryforwards (NOLs) to offset future income is dependent upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs being utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

As of September 30, 2008, the Company had accounts payable of $550,000, a substantial portion of which was over 90 days past due, compared to accounts payable of $347,000  as of September 30, 2007. The Company has contacted many of the vendors or companies of payables past due in an effort to delay payment, negotiate settlement payment, or establish a longer term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has operating lease obligations that require the payment of approximately $110,000 in 2008, and $108,000 in 2007.

The Company has taken measures to reduce the amount of uncollectible accounts receivable such as a more thorough and stringent credit approval, improved product, training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 18% of total outstanding receivables as of September 30, 2008, compared to 11% of total outstanding receivables as of September 30, 2007.

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

The Company carried an allowance for obsolete or estimated non-recoverable inventory of $244,000 at September 30, 2008 and $1,320,000 at September 30, 2007, or 22% and 55% of total inventory, respectively. The Company’s means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. In addition, the Company has a significant amount of inventory relating to the Photon™ laser system, which does not yet have FDA approval in order to sell the product domestically.  Therefore, the allowance for inventory was established to reserve for these potential eventualities.

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

At this time, the Company’s Photon™ Laser Ocular Surgery Workstation requires regulatory FDA approval in order to be sold in the United States.  Any possible future efforts to complete the clinical trials on the Photon™ in order to file for FDA approval would depend on the Company obtaining adequate funding.  The Company estimates that the funds needed to complete the clinical trials in order to obtain the necessary regulatory approval on the Photon™ to be approximately $1,500,000.  The Company is currently attempting to find a prospective purchaser to acquire the Photon™ laser system and its components, including the inventory and intellectual property rights.

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

Item 3.  Controls and Procedures

Disclosures Controls and Procedures

As of the end of the period covered by the quarterly report for the period ended September 30, 2008, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(3) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by such report, the Company's disclosure controls and procedures were effective as of September 30, 2008.  Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as of September 30, 2008.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of financial records.  The internal control system was designed to provide reasonable assurance to management and the Company's Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria or framework set forth in Internal Control - Integrated Framework issued by the Committed of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company's evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of September 30, 2008.

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

Item 1A.  Risk Factors

The continuously adjustable conversion price feature of the convertible notes could require the Company to issue a substantially greater number of shares, which will cause dilution to the existing shareholders.

The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, December 24, 2007, June 16, 2008 and August 29, 2008 is essentially limitless.  The following is an example of the amount of shares of common stock that are issuable upon conversion of $4,124,129 principal amount of the convertible notes (including accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of September 30, 2008 of $.0002 with a 55% discount:

% Below Market	Price Per Share	With 55% Discount	Number of Shares Issuable	% of Outstanding Shares*
25% 50% 75%	$.00015 $.0001 $.00005	$.0000675 $.000045 $.0000225	61,098,207,407 91,647,311,111 183,294,622,222	4,379% 6,569% 13,137%

*Based on 1,395,229,465 shares outstanding as of September 30, 2008.

As illustrated, the number of shares of common stock issuable upon conversion of the Company's convertible notes will increase if the market price of the Company's stock declines, which will cause dilution to the Company's existing shareholders.

The continuously adjustable conversion price feature of the convertible notes may encourage investors to make short sales in the Company's common stock, which could have a depressive effect on the price of the Company's common stock.

The convertible notes are convertible into shares of the Company's common stock at a 55% discount to the trading price of the common stock prior to the conversion.  The significant downward pressure on the price of the common stock as the noteholders convert and sell material amounts of common stock could encourage short sales by investors.  This could place further downward pressure on the price of the common stock.  The noteholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price.  In addition, not only could the sales of shares issuable upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The issuance of shares upon conversion of the convertible notes may cause immediate and substantial dilution to existing shareholders.

The issuance of shares upon conversion of convertible notes may result in substantial dilution to the interests of other shareholders since the noteholders may ultimately convert and sell the full amount issuable on conversion.  Although the noteholders may not convert their convertible notes if such conversion would cause them to own more than 4.99% of the Company's outstanding common stock, this restriction does not prevent the noteholders from converting some of their holdings and then converting the rest of their holdings.  In this way, the noteholders could sell more than this limit while never holding more than this limit.  There is no upper limit on the number of shares that may be issued, which will have the effect of further diluting the proportionate equity interest and voting power of holders of the Company's common stock.

Failure to Repay Convertible Notes May Require Company Operations to Cease

On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of convertible notes.  On February 28, 2006, the Company entered into another securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of convertible notes.  On June 11, 2007, and December 24, 2007, the Company entered into third and fourth securities purchase agreements for the sale of an aggregate of $750,000 principal amount of convertible notes.  On December 19, 2007, the Company issued an additional $389,010 in convertible notes as payment of past due interest owing on the outstanding convertible notes.  On June 16, 2008, the Company entered into a fifth securities purchase agreement for the sale of an aggregate of $310,000 principal amount of convertible notes.  On August 29, 2008, the Company issued an additional $191,9013 in convertible notes as payment of past due interest owing on the outstanding convertible notes.  These convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of the Company's common stock.  The Company currently has $4,120,711 in convertible notes outstanding.  Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of the Company's property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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

Because the Company failed to hold an Annual Shareholders Meeting in fiscal 2007 and fiscal 2008, the Delaware Court of Chancery may order an Annual Meeting to be held upon request by a shareholder.

The Company did not hold an Annual Meeting of the Shareholders (the "Annual Meeting") for fiscal 2007 or for fiscal 2008 in order to avoid the costs of such a meeting, including the cost of preparing and mailing a Proxy Statement and Annual Report to each of its shareholders.  Under Delaware law, the Company is required to hold an Annual Meeting each year.  A failure to hold an Annual Meeting does not affect otherwise valid corporate acts or work a forfeiture or dissolution of the Company.  Moreover, under Delaware law, directors continue to serve as directors despite lack of an Annual Meeting until the next Annual Meeting and until their successors have been elected and qualified.  However, if the Company fails to hold an Annual Meeting for a period of 30 days after the date designated in its bylaws for the Annual Meeting, the Delaware Court of Chancery may order an Annual Meeting to be held upon the application of any of the Company's shareholders, if an Annual Meeting is ordered to be held by the court, the Company would have to incur the costs of holding the meeting, including the cost of preparing and mailing the Proxy Statement and Annual Report to each of its shareholders.  The Company anticipates holding an Annual Meeting in 2009.

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

The $389,010 in convertible notes bear interest at 2% per annum from December 31, 2007. Interest is computed on the basis of a 365-day year and is payable quarterly in cash. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature on December 31, 2010, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.  On June 16, 2008, the Company agreed to reduce the applicable percentage for calculating the conversion price from 60% to 45% of the average of the three lowest intraday trading prices of the Company's common stock.  The Company agreed to this change as a condition to receiving further funding for its ongoing operations on June 16, 2008.

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

August 29, 2008 Issuance of $191,913 in Callable Convertible Notes: On August 29, 2008, the Company was notified by the holders of the convertible notes that there was a past due interest owing on the outstanding convertible notes. The total amount of interest owed was $191,913. To pay this interest, the noteholders were willing to accept $191,913 in additional convertible notes due on August 29, 2011.  Accordingly, on August 29, 2008, the Company issued $191,913 in convertible notes to the noteholders as full payment of the past due interest.

The $191,913 in convertible notes bear interest at 2% per annum from August 29, 2008. Interest is computed on the basis of a 365-day year and is payable quarterly in cash. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature on August 29, 2011, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 45% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

The $191,913 in convertible notes have a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.00431 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due. Prepayment of the convertible notes is to be made in cash equal to either (a) 135% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 145% of the outstanding principal and accrued interest for prepayments occurring between 31 and 90 days following the issue date of the notes; or (c) 150% of the outstanding principal and accrued interest for prepayments occurring after the 90th day following the issue date of the notes.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On November 18, 2008, Stephen L. Davis was appointed as the Company's President, replacing Raymond P.L. Cannefax whom the Board of Directors terminated as the Company's President and Chief Executive Officer.  Mr. Davis served as the Company's Vice President of Sales and Marketing from May 2007 to February 2008, but resigned to pursue other opportunities.  Since 2001, except during the period he served as the Company's Vice President of Sales and Marketing, Mr. Davis was President of S.L. Davis Group, Inc., which provides business development, distribution management and sales training services.  From 1991 to 1999, Mr. Davis was President, Chief Executive Officer, and Vice President of Sales and Marketing for Zinetics Medical, Inc., which manufactured and distributed medical devices for the gastroenterology and critical care markets. Zinetics Medical, Inc. was purchased by Medtronic, Inc. and became Medtronic Functional Diagnostics/Zinetics Medical, Inc. in 1999, and Mr. Davis remained at the company from 1999 to 2001, serving as Site Director.  From 1988 to 1990, Mr. Davis was co-founder and Vice President of Sales and Marketing of Co-Care Medical Services, Inc., which owned and operated ophthalmic ambulatory surgery centers.  From 1986 to 1988, Mr. Davis was Western Regional Sales manager for Ioptex Intraocular Lenses, Inc.  Mr. Davis received a B.S. degree in Sociology, with a minor in Business, from Brigham Young University.

The Board of Directors has scheduled a Special Meeting of Shareholders to be held on December 5, 2008, beginning at 10:00 a.m., Mountain Standard Time, at the Company's corporate headquarters at 2355 South 1070 West, Salt Lake City, Utah.  The matter to be brought before the special meeting is the approval of a 1-for-100 reverse stock split of the Company's  common stock.  Shareholders of record of the Company's common stock at the close of business on October 24, 2008 are entitled to notice of and to vote at the meeting.  The reverse stock split of the Company's common stock would become effective upon shareholder approval at the Special Meeting of Shareholders and on the date of filing of a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
No.	Document Description
2.1	Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1	Certificate of Incorporation(l)
3.2	Amended Certificate of Incorporation
3.3	Bylaws(1)
4.1	Specimen Common Stock Certificate (2)
4.2	Specimen Series C Convertible Preferred Stock Certificate(3)
4.3	Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(3)
4.4	Specimen Series D Convertible Preferred Stock Certificate (4)
4.5	Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock(5)
4.6	Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (6)
10.1	Exclusive Patent License Agreement with PhotoMed(1)

10.2	1995 Stock Option Plan (1)
10.3	April 2005 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (the "Purchasers")(7)
10.4	Form of Convertible Note with each Purchaser(7)
10.5	Form of Stock Purchase Warrant with each Purchaser(7)
10.6	Security Agreement with Purchasers(7)
10.7	Intellectual Property Security Agreement with Purchasers(7)
10.8	Registration Rights Agreement with Purchasers(7)
10.9	Employment Agreement with Raymond P.L. Cannefax(8)
10.10	February 2006 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP(9)
10.11	Form of Callable Secured Convertible Note with each Purchaser(9)
10.12	Form of Stock Purchase Warrant with each Purchaser(9)
10.13	Security Agreement with Purchasers(9)
10.14	Intellectual Property Security Agreement with Purchasers(9)
10.15	Registration Rights Agreement with Purchasers(9)
10.16	Settlement Agreement with Dr. Joseph W. Spadafora (10)
10.17	Worldwide OEM Agreement with MEDA Co., Ltd. (11)
10.18	Second Amendment to the Registration Rights Agreement dated April 27, 2005 (12)
10.19	Second Amendment to the Registration Rights Agreement dated February 28, 2006 (12)
10.20	June 2007 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners L1, LLP (13)
10.21	Form of Convertible Note with each Purchaser (13)
10.22	Form of Stock Purchase Warrant with each Purchaser (13)
10.23	Security Agreement with Purchasers (13)
10.24	Intellectual Property Agreement with Purchasers (13)
10.25	Registration Rights Agreement with Purchasers (13)
10.26	December 2007 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (14)
10.27	Form of Convertible Note with each Purchaser (14)
10.28	Form of Stock Purchase Warrant with each Purchaser (14)
10.29	Security Agreement with Purchasers (14)
10.30	Intellectual Property Agreement with Purchasers (14)
10.31	Registration Rights Agreement with Purchasers (14)
10.32	Agreement with Equity Source Partners, LLC (15)
10.33	Distribution Agreement with LACE Elettronica srl (15)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane's-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3)	Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(4)	Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(5)	Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(6)	Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
(7)	Incorporated by reference from Current Report on Form 8-K, as filed on May 18, 2005.
(8)	Incorporated by reference from Current Report on Form 8-K, as filed on January 18, 2006.
(9)	Incorporated by reference from Current Report on Form 8-K, as filed on March 1, 2006.
(10)	Incorporated by reference from Registration Statement on Form SB-2, as filed on June 15, 2006.
(11)	Incorporated by reference from Current Report on Form 8-K, as filed on June 19, 2006.
(12)	Incorporated by reference from Registration Statement on Form SB-2, as filed on April 16, 2007.
(13)	Incorporated by reference from Report on Form 10-QSB, as filed on August 17, 2007.
(14)	Incorporated by reference from Current Report on Form 8-K, as filed on January 7, 2008.
(15)	Incorporated by reference from Annual Report on Form 10-KSB, as filed on May 16, 2008.

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM MEDICAL INDUSTRIES, INC.

November 19, 2008	/s/ Randall A. Mackey
Randall A. Mackey
Chairman of the Board and
Acting Chief Executive Officer
(Principal Executive Officer)

November 19, 2008	/s/ Luis A. Mostacero
Luis A. Mostacero
Vice President of Finance, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)