Form 10-K
period 2008-12-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2009-04-15
CIK 916444

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
  For the Transition Period from _________________ to ________________
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

Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant's revenues for the fiscal year ended December 31, 2008 were $1,259,000.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" an "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 9	Accelerated filers 9	Non-accelerated filer :	Smaller reporting company 9
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $419,000 based upon the closing sale price of such stock as reported on the OTC Bulletin Board on that date.

As of March 31, 2009, registrant had outstanding 517,901,422 shares of common stock, 5,627 shares of Series A preferred stock, 8,986 shares of Series B preferred stock, no shares of Series C preferred stock, 5,000 shares of Series D preferred stock, 250 shares of Series E preferred stock, 4,598.75 shares of Series F preferred stock, and 588,235 shares of Series G preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Additional documents set forth in Part IV hereof are incorporated by reference.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I

Item 1. Description of Business

General

The Company develops, manufactures, sources, markets and sells ophthalmic surgical and diagnostic instrumentation and related accessories, including disposable products. The Company's surgical equipment is designed for minimally invasive cataract treatment. The Company's cataract removal system, the PhotonTM laser system, is a laser cataract surgery system designed to be marketed as the next generation of cataract removal. Because of the "going concern" status of the Company, management  has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2008, diagnostic products are currently the Company's major focus and the PhotonTM and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves. Due to the lack of FDA approval and the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the majority of the inventory associated with the PhotonTM. In addition, most inventory associated with the Precisionist Thirty ThousandTM has been reserved due to the estimated lack of recoverability. The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products. The PhotonTM can be sold in markets outside of the United States. Both the PhotonTM and the Precisionist Thirty ThousandTM, although not currently manufactured, have been manufactured in the past as an Ocular Surgery WorkstationTM.

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

On October 21, 1999, the Company purchased Mentor's surgical product line, consisting of the Phaco SlStemTM, the OdysseyTM and the Surg-E-Tro1TM. This acquisition was an attempt to round out the Company's cataract surgery product line by adding entry-level, moderately priced cataract surgery products. The transaction was paid for with $1.5 million worth of the Company's common stock. Due to the lack of sales volume of these products, they were determined to be obsolete and a reserve was established to offset all inventory associated with these products. During the fourth quarter of 2003, the Company sold all inventory rights associated with the SlStemTM and OdysseyTM for $125,000.

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

The term of the agreement is for twelve months unless extended by mutual consent. As compensation for its services, the Company agrees to provide equity Source Partners with an advisory fee equal to an aggregate of 3% of the outstanding shares of the Company's common stock. In addition, the Company agrees to pay Equity Source Partners a cash fee equal to 7.5% of the gross proceeds from the sale of securities to investors that were introduced to the Company by Equity Source Partners and a cash fee equal to 3% of the gross proceeds received from the sale of securities to investors that were not introduced by Equity Source Partners.  The agreement terminated on August 14, 2008, when it was not extended by mutual consent for an additional time period.

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

LACE also agrees to provide a twelve month warranty from the day of delivery on all Glaid devices supplied to the Company. If the defects cannot be corrected at the Company's facilities or at the facilities of trained Company repair centers, the products must then be returned to LACE for purposes of carrying out such repairs as required, and LACE agrees to return the repaired products to the Company or its designated agent or distributor within ten working days from the date of receiving such products, at no cost to the Company, and LACE will pay return freight costs. The Company additionally agrees to arrange for installation of the Glaid device at no cost to LACE. The Company further agrees to provide Company brand specific labeling to be applied to the LACE devices shipped directly to the Company's customers and distributors.  On March 12, 2009, the Distribution Agreement was mutually terminated by the Company and LACE due to the difficulties that the companies had in working together.

On December 5, 2008, the Company’s shareholders approved a 1-for-100 reverse stock split, which became effective on December 5, 2008. All references to share and per-share data for all periods presented in this report have been adjusted to give effect to this reverse split.

On April 7, 2009, the Company signed a letter of intent with Fairhills Capital Offshore, LLC in which Fairhills Capital committed to finance up to $1,800,000 through the purchase of promissory notes from the Company.  The letter of intent provides that $600,000 in notes will be purchased every three months over a nine month period, with the first purchase of $300,000 to be made at closing and the remainder to be purchased upon the satisfaction of financial objectives to be mutually determined between the Company and Fairhills Capital.  The convertible notes will bear interest at 6% per annum.  In addition, Fairhills Capital will have a right of first refusal on future financing transactions by the Company for as long as the notes remain outstanding.

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

Laser Technology: The term "laser" is an acronym for Light Amplification by Stimulated Emission of Radiation. Lasers have been commonly used for a variety of medical and ophthalmic procedures since the 1960's. Lasers emit photons into a highly intense beam of energy that typically radiates at a single wavelength or color. Laser energy is generated and intensified in a laser tube or solid-state cavity by charging and exciting photons of energy contained within material called the lazing medium. This stored light energy is then delivered to targeted tissue through focusing lenses by means of optical mirrors or fiber optics. Most laser systems use solid state crystals or gases as their lazing medium. Differing wave lengths of laser light are produced by the selection of the lazing medium. The medium selected determines the laser wavelength emitted, which in turn is absorbed by the targeted tissue in the body. Different tissues absorb different wavelengths or colors of laser light. The degree of absorption by the tissue also varies with the choice of wavelength and is an important variable in treating various tissues. In a surgical laser, light is emitted in either a continuous stream or in a series of short duration "pulses", thus interacting with the tissue through heat and shock waves, respectively. Several factors, including the wavelength of the laser and the frequency and duration of the pulse or exposure, determine the amount of energy that interacts with the targeted tissue and thus, the amount of surgical effect on the tissue.

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

The laser probe may also eliminate any possibility for burns around the incision or at the cornea and may therefore be used with cataract surgery techniques that utilize a more delicate clear cornea incision which can eliminate sutures and be conducted with topical anesthesia. However, this system may not effectively remove harder grade cataracts. Harder grade cataracts can be removed using the already existing ultrasound capability of the Precisionist'M. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2008, diagnostic products are currently the Company's major focus and the PhotonTM and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. Due to the uncertainty surrounding the timetable for obtaining FDA approval and the lack of significant revenue  from the other surgical products, the Company has recorded an inventory reserve against the majority of the inventory associated with the PhotonTM and Precisionist Thirty ThousandTM. The Company's focus is not on any specific diagnostic product or products, but rather on its entire group of diagnostic products.

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

The PhotonTM Ocular Surgery WorkstationTM has not been commercially developed with any other added hardware or software features. There is no guarantee that the ophthalmic surgery market will accept the laser in this capacity or that the FDA will grant approval. Regulatory approval would require completion of pending PhotonTM clinical trials and resubmission of a 510(k) predicate device application to the FDA. Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2008, diagnostic products consisting mainly of P40, P45 and P60 UBM Ultrasound Biomicroscopes; P2700, P3700 and P37 A/B Scans; perimeters, CT 50 Corneal Topographer, and Blood Flow AnalyzerTM are cur[r]ently the Company's major focus and the PhotonTM and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves. The Company's focus is not on any specific diagnostic product or products, but rather on the entire group of diagnostic products.

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

Surgical Instruments and Disposables:  In addition to the cataract surgery equipment, the Company's surgical systems are designed to utilize accessory instruments and disposables, some of which are proprietary to the Company. These include replacement ultrasound tips, sleeves, tubing sets and fluidics packs, instrument drapes and laser cataract probes. The Company intends to expand its disposable accessories as it penetrates the cataract surgery market and expands the treatment applications for its WorkstationTM. These products contributed 0% of total revenues for both 2008 and 2007.

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

The manufacturing activities for the Blood Flow AnalyzerTM have been moved to the Salt Lake City facility from the outsourced plant located in England. On October 21, 2002, the Company received FDA approval on its 510(k) application for additional indications of use for the Blood Flow AnalyzerTM. The additional indications include pulsatile ocular blood flow and pulsatile ocular blood volume. These are diagnostic measurements that assess the hemodynamic and vascular health of the eye. Also, the Company is continuing its aggressive campaign to educate the insurance payors about the Blood Flow AnalyzerTM, its purposes and the significance of its performance in patient care in order to achieve reimbursements to the doctors using its Blood Flow AnalyzerTM. Sales of the Blood Flow AnalyzerTM and related accessories accounted for 5% and 13% of total sales for the fiscal years ended December 31, 2008 and 2007, respectively.

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

DiconTM Perimeters:  DiconTM perimeters consist of the LD 400, the TKS 5000, and software consisting of Field Link™ FieldViewTM and Advanced Field View. Perimeters are used to determine retinal sensitivity testing the visual pathway. Perimeters have become a standard of care in the detection and monitoring of glaucoma worldwide. Perimetry is reimbursable worldwide. The DiconTM perimeters feature patented kinetic fixation and voice synthesis now in 27 different languages. Software programs are sold to assist in the analysis of the test results. Sales of the perimeters and related accessories generated 24% and 19% of the total revenues for 2008 and 2007, respectively.

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

DiconTM Corneal Topographers: DiconTM corneal topographers include the CT 200TMand the CT 50. Corneal topographers are used to determine the shape and integrity of the cornea, the anterior surface of the eye. Clinical applications for corneal topographers include refractive surgery that eliminates the need for eyeglasses and optometric applications including contact lens fitting. Revenues from the topographer and related accessories were 0% and 1% of the total revenues for 2008 and 2007, respectively. An enhanced version of the CT 200TH was introduced during the fourth quarter of 2003. The Company has completed the upgrades to the CT 200THand the CT 50 Corneal Topographers, which are now operating with Windows XP software rather than the former Windows 95 operating systems.

P2000 Pachymetric Analyzer: The ultrasonic pachymeter is used for measurement of corneal thickness. The Model P2000 is positioned as a standard office pachymeter. This device is targeted to the refractive surgery market and contributed 2% and 3% of the total revenues for both 2008 and 2007, respectively.

P37 A/B Scan Ocular Ultrasound Diagnostic: The A/B Scan is used by retinal subspecialists to identify foreign bodies in the posterior chamber of the eye and to evaluate the structural integrity of the retina. The A/B Scan is attractive to the general ophthalmic community at large because of its lower price point and its image resolution qualities. Sales from this product were 11% and 10% of the total revenues for 2008 and 2007, respectively.

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

The P40 biomicroscope related surgical filtering procedures are fully reimbursable by Medicare and insurance providers. This untapped new market positions the Company with its proprietary P40 biomicroscope and, to its knowledge, the only commercially viable product of this type on the market, as a leader in the rapidly expanding glaucoma imaging and treatment segment. In the fall of 2000, the Company introduced the P45 UBM Ultrasonic Biomicroscope, which combines the P40 biomicroscope and the P37 A/B Scan Ocular Ultrasound Diagnostic into one instrument. The Company believes that by combining functions, the P45 will appeal to a broader market. The P40 biomicroscope and related accessories sales were 1% and 6% of the total revenues for 2008 and 2007, respectively. The P45 biomicroscope and related accessories sales contributed 0% and 2% of the total revenues for 2008 and 2007, respectively.

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

Parts and Services: The parts and service revenue from the repair and service of equipment sold accounted for 30% and 9% of total revenues in 2008 and 2007, respectively.

The following table identifies each product class, status of commercial development, the percentage of sales contributed by that class, reimbursement status, and status of applicable United States and foreign regulatory approvals:

		Commercial	Reimbursement	2007%	2008%	Regulatory
Product (1)	Product Class	Development	Status			Approvals
P2200 and P2500	System, Imaging,	Complete	Yes	4%	1%	FDA 510(K) K844299*
Pachymetric Analyzer	Pulsed Echo Diagnostic					ISO 9001: 1994, EN
						9001**

P2000 A-Scan	System Imaging, Pulsed	Complete	Yes	3%	2%	FDA 510(K) I844299*
Biometric	Echo Diagnostic					ISO 9001: 1994,
Ultrasound Analyzer						EN ISO 9001**
P37, P37-II, P2700	Transducer, Ultrasound	Complete	Yes	22%	17%	FDA 510(K) K844299*
and P3700 A/B Scan	Diagnostic					ISO 9001: 1994,
Ocular Ultrasound						EN ISO 9001**
Diagnostic
P40 UBM Ultrasound	System, Imaging,	Complete	Yes	6%	1%	FDA 510(K) K844299*
BioMicroscope	Pulsed Echo Ultrasound					ISO 9001: 1994,
	Diagnostic					EN ISO 9001**
P45 UBM Ultrasound	System, Imaging,	Complete	Yes	2%	0%	FDA 510(K) K844299*
Biomicroscope,	Pulsed Echo Ultrasound					ISO 9001: 1994,
Workstation Plus	Diagnostic					EN ISO 9001**
P60 UBM Ultrasound	System, Imaging,	Complete	Yes	21%	20%	FDA 510(K) K844299*
Biomicroscope,	Pulsed Echo Ultrasound					ISO 9001: 1994,
Workstation Plus	Diagnostic					EN ISO 9001.**
BFA Ocular Blood	Tonometer, Manual	Complete	Yes****	13%	5%	FDA 510(K) K844299*
Flow Analyzer'TM and	Diagnostic					ISO 9001: 1994,
Disposables						EN ISO 9001**
CT 200 Corneal	Topographer Corneal	Complete	Yes	1%	0%	FDA 510(K) K844299*
Topography System	AC-Powered					ISO 9001: 1994,
	Diagnostic					EN ISO 9001**
LD 400 Autoperimetry	Perimeter, Automatic	Complete	Yes	15%	17%	FDA 510(K) K844299*
System	AC-Powered					ISO 9001: 1994,
	Diagnostic					EN ISO 9001**
TKS 5000	Perimeter, Automatic	Complete	Yes	4%	7%	FDA 510(K) K844299*
Autoperimetry System	AC-Powered,					ISO 9001: 1994,
	Diagnostic					EN ISO 9001**
Glaid Ocular	System, Imagine	Complete	Yes	0%	16%	FDA 510(K) K043367*
Electrophysiology	Electrophysiologic					ISO 9001: 1994,
Device	Diagnostic					EN ISO 9001**
Precisionist Thirty	Phacofragmentation	Complete	Yes	0%	0%	FDA 510(K) K844299*
ThousandTM, Ocular						ISO 9001: 1994,
Surgery Workstation						EN ISO 9001**
with Surgical
Equipment and
Disposables(2)
PhotonTM Laser,	Phacoemulsification	In-Process (4)	No	0%	0%	IDB G940151
Ocular Surgery						ISO 9001: 1994,
Workstation with						EN ISO 9001**
Surgical Equipment
and Disposables(3)
Parts and Services	Perimeter, BFA,	Complete	Yes	9%	14%	FDA 510(K) K844299*
	Tonometer,					ISO 9001: 1994,
	Topographer,					EN ISO 9001**
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

(3)	Due to the lack of recent evidence to support the recoverability of inventory associated with the PhotonTM, the Company has recorded a reserve to offset the majority of such inventory on hand.
(4)	The PhotonTM is in-process and not complete because the Company has not completed the clinical trials in order to obtain FDA regulatory approval.
*	FDA 510(K) K844299 and FDA 510(K) K043367 represent domestic approval by U.S. Food and Drug Administration.
**	ISO 9001: 1994, EN ISO 9001 represents international approval.
***	IDE G940151 represents approval for international distribution only.
****	Represents full reimbursement in 20 states and partial reimbursement in six other states.

As detailed in the table above, except for the PhotonTM Laser Ocular Surgery Workstation, which requires additional development and regulatory approvals, the Company's current products are developed and available for sale in footnote (1) of the table. The Company's possible future efforts to finalize development of the PhotonTM laser system and obtain the necessary regulatory approvals would depend on adequate funding. If these efforts were undertaken but proved to be unsuccessful, the impact would include the costs associated with these efforts and the anticipated future revenues which the Company would not receive as expected. The Company estimates that the funds needed to complete the clinical trials on the PhotonTM in order to obtain the necessary FDA regulatory approval to be approximately $2,500,000.  This does not include  the necessary funds for product development and to bring the PhotonTM to market.

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

Industry analysts report that the United States ophthalmic device market has been characterized by slower growth in recent years. This has apparently been caused by the potential reforms associated with the health care industry. Further, hospitals have been inclined to keep their older phaco machines longer than expected as they have been forced to mind budgets more carefully and have become less willing to invest in capital equipment until more information on healthcare reform becomes available. However, analysts predict that the ophthalmic and diagnostic equipment device market will see renewed growth in the coming years as the health care environment stabilizes and as the growing elderly population produces an increased number of cataract surgeries. As a consequence of these factors, the market should see a greater rate of replacement of older machines that hospitals and surgeons have been postponing for longer than usual. The acceptance of the UBM as a necessary diagnostic and disease management tool is enhancing the opportunities for increased sales of these to hospitals as well as larger private clinics.

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

Marketing Organization: The Company markets its products internationally through a network of distributors and domestically through direct sales representatives, independent sales organizations, and ophthalmic product distributors. As of December 31, 2008, the Company had two direct domestic sales employees and five independent sales representatives in the United States and 30 ophthalmic and medical product distributors outside the United States. These sales representatives are assigned exclusive territories and have entered into contracts with the Company that contain performance quotas. Domestic sales channels have been expanded to include independent sales representatives and distributors. The Company also plans to continue to market its products by identifying customers through internal market research, trade shows and direct marketing programs.

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

Research, development and service expenses (which includes production and manufacturing support and the service department expenses) decreased by $89,000, or 26%, to $255,000 for the twelve months ended December 31, 2008, from $355,000 for the same period in 2007. None of the costs of research and development activities during 2008 and 2007 was borne directly by customers.

During the period in which Thomas F. Motter served as the Company's Chairman and Chief Executive Officer, he formed a clinical advisory board and met from time to time with the board. Jeffrey F. Poore, who served as the Company's President and Chief Executive Officer from March 2003 to March 2004, decided not to utilize the clinical advisory board. Instead, he consulted with former members of the advisory board on an informal basis. The Company currently has no agreements with any former members of the clinical advisory board and none of these former members hold or own any rights to its products or technologies.  The Company's current management meets regularly with recognized  and respected ophthalmic experts for advice concerning the Company's diagnostic devices.

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

Employees

As of March 31, 2009, the Company had 16 full-time employees and one part-time employee. This number does not include its manufacturer's representatives who are independent contractors rather than its employees. The Company also utilizes several consultants and advisors. There can be no assurance that the Company will be successful in recruiting or retaining key personnel. None of its employees are a member of a labor union and the Company has never experienced any business interruption as a result of any labor disputes.

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

Item 2. Description of Property

The Company's corporate offices are currently located at 2355 South 1070 West, Salt Lake City, Utah. This facility consists of 16,926 square feet of leased office and warehouse space. These facilities were leased from Eden Roc, a California partnership, at a base monthly rate of $7,109, plus a $1,690 monthly common area maintenance fee. In January 2003, the Company renegotiated a three-year lease with Eden Roc at a monthly rate of $9,295, plus a $1,859 common area maintenance fee for the year 2003, with the rate increased to $11,433 (including a $1,859 common area maintenance fee) for 2004 and to $11,720 (including a $1,859 common area maintenance fee) for 2005. Pursuant to the lease, the Company pays all real estate and personal property taxes and the insurance costs on the premises. The lease expired on December 31, 2005. Since January 1, 2006, the Company has leased 16,926 square feet of space in the facility on a month to month basis at a monthly rate of $7,109 plus a $1,690 common area maintenance fee.

The Company believes that these facilities are adequate and satisfy its needs for the foreseeable future.

Item 3. Legal Proceedings

On June 20, 2003, an action was brought against the Company by CitiCorp Vendor Finance, Inc., formerly known as Copelco Capital, Inc. in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195).  The complaint claims that $49,626 plus interest is due for the leasing of three copy machines that were delivered to the Company's Salt Lake City facilities in or about April of 2000.  The action also seeks an award of attorney’s fees and costs incurred in the collection.  The Company filed an answer to the complaint disputing the amounts allegedly owed due to machine problems and a claimed understanding with the vendor.  The Company returned two of the machines.  The Company was engaged in settlement discussions with CitiCorp until counsel for CitiCorp withdrew from the case.  New counsel for CitiCorp was appointed.  Thereafter, there was a substitution of plaintiff, with CIT Technology Financing Services I, LLC as the new plaintiff.  In June 2008, the Company filed an amended answer and a third party complaint.  Pursuant to a notice from the court dated January 13, 2009 to show cause why the case should not be dismissed for failure to prosecute and a hearing held on March 3, 2009, the Company and CIT Technology Financing Services agreed to dismiss the case without prejudice.  Settlement discussion may continue.

On December 27, 2007, the Company entered into a settlement agreement with Larry Hicks to settle the lawsuit that he brought against the Company for payments due under a consulting agreement with the Company in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030922220).  Under the terms of the settlement agreement, the Company agreed to pay Mr. Hicks a total of $20,000, of which $7,500 was paid within seven days of the date of execution of the settlement agreement.  The remaining amount owing of $12,500 was to be paid in five consecutive quarterly installments of $2,500 each, beginning in the first quarter of 2008 and ending in the first quarter of 2009.  Payments of $2,500 each were made for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, and December 31, 2008.

On March 19, 2009, an action was brought against the Company by Pilot Freight Services in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 090405609), for payments due for shipping charges.  The complaint claims the sum of $11,336 is due for unpaid shipping charges, together with accrued interest from the date the shipping charges became due, with the last shipping charge becoming due on October 22, 2008.  The Company is in the process of investigating the claims made in the complaint and intends to file an answer in defense of the action.

The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On December 5, 2008, the shareholders approved a 1-for-100 reverse stock split of the Company's common stock at a Special Meeting of the Shareholders.  There were 736,703,232 votes cast in favor of the reverse split, 242,024,479 votes against the reverse split, and 3,281,414 abstentions.  The reverse stock split became effective upon shareholder approval at the Special Meeting of Shareholders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's authorized capital stock consists of 1,400,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.001 par value per share. The Company has created seven classes of preferred stock, designated as Series A preferred stock, Series B preferred stock, Series C preferred stock , Series D preferred stock, Series E preferred stock, Series F preferred stock and Series G preferred stock.

On December 5, 2008, the Company’s shareholders approved a 1-for-100 reverse stock split, which became effective on December 5, 2008. All references to share and per-share data for all periods presented in this report have been adjusted to give effect to this reverse split.

The Company's common stock trades on the OTC Bulletin Board under the symbol of "PDMI.OB." Prior to July 22, 1996, there was no public market for the common stock. From July 22, 1996 to June 25, 2003, the Company's common stock was listed on the Nasdaq SmallCap Market. Since June 25, 2003, the common stock has traded on the OTC Bulletin Board. As of March 30, 2008, the closing sale prices of the common stock was $.002 per share. The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin Board since January 1, 2007.

Common Stock Price Range
Period (Calendar Year)	High	Low
2007 First Quarter Second Quarter Third Quarter Fourth Quarter 2008 First Quarter Second Quarter Third Quarter Fourth Quarter 2009 First Quarter	$ 3.20 1.40 .70 .50 $ .01 .01 .02 .05 $ .0027	$ .30 .60 .40 .30 $ .06 .02 .01 .012 $ .0015

The Company's Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock, Series E preferred stock, Series F preferred stock and Series G preferred stock are not publicly traded. As of March 31, 2009, there were 4,489 record holders of common stock, six record holders of Series A preferred stock, four record holders of Series B preferred stock, no record holders of Series C preferred stock, one record holder of Series D preferred stock, one record holder of Series E preferred stock, 18 record holders of Series F preferred stock, and one record holder of Series G preferred stock.

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

The Company is engaged in the design, development, manufacture and sale of high technology diagnostic eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow. As seen in the results for the twelve months ended December 31, 2008, diagnostic products have been the major focus and the PhotonTM and other extensive research and development projects have been put on hold pending future evaluation when the Company's financial position improves. The Company does not focus on a specific diagnostic product or products but, instead, on this entire diagnostic product group.

During the year ended December 31, 2008, the Company recorded a decrease in the warranty accrual of $163,000. This decrease was a result of a comprehensive analysis by management regarding historic warranty costs. Historically, the Company has recorded a monthly warranty expense and related increase to the warranty accrual. However, in recent periods the usage of the warranty accrual has continued to increase. After reviewing the recent historical data, management determined that the warranty accrual should be decreased by $163,000 to $64,000.  Management will continue to closely monitor the warranty accrual usage to ensure that the proper amount has been accrued.

During the twelve months ended December 31, 2008, management made certain adjustments to the financial statements, including a decrease in the reserve for obsolete or estimated non-recoverable inventory of $13,000. The Company also recorded a net increase in the allowance for doubtful accounts receivable of $34,000 and no change in accruals to settle outstanding disputes.

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

Because of the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow to the Company. As reflected in the results for the fiscal year ended December 31, 2008, diagnostic products are currently the Company's major focus and the PhotonTM and other extensive research and development projects have been put on hold pending future evaluation when the financial position of the Company improves. Due to the lack of current evidence to support recoverability, the Company has recorded an inventory reserve to offset the inventory associated with the Precisionist Thirty ThousandTM and the PhotonTM as well as certain other inventory items that are estimated to be non-recoverable due to the lack of significant turnover of such items in recent periods.

Activities for the twelve months ended December 31, 2008 and 2007 included sales of the Company's products and related accessories and disposable products.  Stephen L. Davis was named President on November 18, 2008.  Mr. Davis replaced Raymond L. Cannefax who was terminated by the Board of Directors.  Mr. Davis previously served as the Company's Vice President of Sales and Marketing from May 2007 to February 2008.  On March 20, 2006, the Company named Luis A. Mostacero as Vice President of Finance. Mr. Mostacero previously served as the Company's Controller from April 2004 to September 2005. On January 8, 2008, Mr. Mostacero was also appointed as Chief Financial Officer.  Mr. Mostacero resigned on January 16, 2009, to pursue other opportunities.  Mr. Davis has been appointed the Company's Treasurer until a new Treasurer is appointed.  On October 11, 2006, Christina O'Connor was appointed as Vice President of International Sales and Julio C. Maximo as Vice President of Operations.  Ms. O'Connor resigned on July 7, 2008, to pursue other opportunities.  On January 4, 2007, Alfred B. Franklin was appointed as Vice President of Domestic Sales. Mr. Franklin resigned on May 10, 2007, to pursue other opportunities.

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

There were a number of factors that contributed to the decrease in sales of the Company's diagnostic products. The U.S. recessionary economic trend has impacted the Company's domestic sales. Additionally, the Company restructured its sales organization and sales channels by decreasing its direct sales force who are full-time employees to two direct sales employees and five independent sales representatives as of December 31, 2008. The dependent sales force has been reduced because the Company does not have sufficient revenues to justify a larger direct sales force. One of the challenges for fiscal 2009 will be the judicious reestablishment of the sales force in anticipation of increased sales.

The Company intends to increase its efforts to sell its diagnostic products through independent sales representatives and ophthalmic equipment distributors, which are paid commissions only for their sales. As of December 31, 2008, the Company had 30 ophthalmic and medical product distributors outside the United States. The Company hopes to benefit from these recently hired sales representatives and distributors in the United States as they gain familiarity, through training, of the Company's diagnostic products.

Outstanding Commitments to Issue Shares

The following table identifies the Company's outstanding commitments to issue shares, including the shares  underlying the convertible notes and warrants issuable upon conversion of the notes and exercise of the  warrants.  All references to share and pre-share data for all periods presented in this report have been adjusted to give effect to the 1-for-100 reverse stock split, effective December 5, 2008.

Underlying Shares
Security	of Common Stock

Notes (1)	966,705,263
Warrants (2)	637,594
Preferred Stock (3)	8,624
Stock Options (4)	114,550
Total	967,466,031

(1)
Assumes full conversion of $4,132,665 of notes issued to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners 11, LLC at a conversion price of $.0009 per share (based upon a market price of $.0095 as of December 31, 2008 with a 55% discount).

(2)
Consisting of warrants exercisable at prices ranging from $.10 per share to $675.00 per share, including warrants issued to AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC to purchase 165,344 shares of common stock at an exercise price of $20.00 per share, exercisable through the period from April 27, 2010 to June 30, 2010, and warrants to purchase 120,000 shares of common stock at an exercisable price of $10.00 per share, exercisable through the period from February 28, 2011 to April 20, 2012, warrants to purchase 100,000 shares of common stock at an exercise price of $.50 per share, exercisable through June 11, 2012, warrants to purchase 150,000 shares of common stock at an exercise price of $.10 per share, exerciseable through December 24, 2012, and warrants to purchase 150,000 shares of common stock at an exercise price of $.10 per share, exercisable through June 16, 2015.

(3)
Consisting of 68 shares of common stock issuable upon conversion of 5,627 shares of Series A preferred stock, 108 shares of common stock issuable upon conversion of 8,986 shares of Series B preferred stock, 88 shares of common stock issuable upon conversion of 5,000 shares of Series D preferred stock, 133 shares of common stock issuable upon conversion of 250 shares of Series E preferred stock, 2,346 shares of common stock issuable upon conversion of 4,398.75 shares of Series F preferred stock, and 5,882 shares of common stock issuable upon conversion of 588,235 shares of Series G preferred stock.

(4)
Consisting of stock options granted to executive officers and employees to purchase 92,050 shares of common stock at exercise prices ranging from $1.00 per share to $10.00 per share, and stock options granted to directors to purchase 22,500 shares of common stock at exercise prices ranging from $9.00 per share to $275.00 per share.

There are a total of 967,466,031 shares underlying our convertible notes, warrants, preferred stock and stock options, assuming full conversion of the outstanding notes and preferred stock and the exercise of all the outstanding warrants and stock options. The number of the Company's authorized shares of common stock is 1,400,000,000 shares. The large number of the Company's shares of common stock underlying its notes, warrants, preferred stock and stock options will require the Company to increase the number of authorized shares. Failure to obtain stockholder approval to increase the number of authorized shares could result in the noteholders commencing legal action against the Company and foreclosing on all of its assets to recover damages. Any such action would require the Company to curtail or cease its operations.

Convertible Notes

April 27, 2005 Sale of $2,500,000 in Convertible Notes. To obtain funding for the Company's ongoing operations, the Company entered into a securities purchase agreement with four accredited investors on April 27, 2005 for the sale of (i) $2,500,000 in convertible notes and (ii) warrants to purchase 165,344 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors provided the Company with an aggregate of $2,500,000 as follows:

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

The $2,500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $9.45, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof  until such amount is paid. The notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $9.00 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

The convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided  there is no event of default by the Company and the Company's stock is trading at or below $9.00 per share. An event of default includes the failure by the Company to pay the principal or interest on the notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

The warrants are exercisable until five years from the date of issuance at a purchase price of $2.00 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the callable secured convertible notes issued pursuant to the securities purchase agreement.

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

The due date of the convertible note is June 30, 2008, and the note is currently in default.  The amount of the note is classified as a current liability on the balance sheet in the Company's financial statements.

As of December 31, 2008, there was an outstanding balance of $1,258,000 in principle and accrued interest on the convertible notes.  During the years ended December 31, 2008 and 2007, the Company issued 9,709,938 and 2,830,172 shares of common stock for the conversion of $200,910 and $212,346 of the convertible notes, respectively.

February 28, 2006 Sale of $1,500,000 in Convertible Notes. To obtain additional funding for the Company's ongoing operations, the Company entered into a second securities purchase agreement on February 28, 2006 with the same four accredited investors for the sale of (i) $1,500,000 in convertible notes and (ii) warrants to purchase 120,000 shares of its common stock. The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $1,500,000 as follows:

•	$500,000 was disbursed on February 28, 2006;
•
$500,000 was disbursed on June 28, 2006 after the Company filed a registration statement on June 15, 2006 to register the shares of common stock underlying the convertible notes. The registration statement was subsequently withdrawn on July 25, 2006 and a new registration statement was filed on September 15, 2006 to register 600,000 shares of common stock issuable upon conversion of the notes.

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

The $1,500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $2.75, for each trading day during that month. Any amount of principal or interest on the convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $2.00 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

The convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and the Company's stock is trading at or below $2.00 per share. An event of default includes the failure by the Company to pay the principal or interest on the notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

The warrants are exercisable until five years from the date of issuance at a purchase price of $1.00 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the notes issued pursuant to the securities purchase agreement.

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

Two of the three traunches relative to the note totaling $834,275 are due in 2009 and have been classified as a current liability on the balance sheet in the Company's financial statements.

As of December 31, 2008, there was an outstanding balance of $1,334,275 in principle and accrued interest on the convertible notes.  During the year ended December 31, 2008 and 2007, the Company issued zero and 600,000 shares of common stock for the conversion of $0.00 and $167,000 of the convertible notes, respectively.

The Company received notice from the accredited investors holding the convertible notes dated February 28, 2006 and the convertible notes dated June 11, 2007, that on January 22, 2009, E-Lionheart, LLC and other third parties purchased $500,000 of the convertible notes dated February 28, 2006 and the $500,000 of convertible notes dated June 11, 2007.  The total purchase price of these convertible notes was $1,514,444.  Between February 18, 2009 and March 27, 2009, the third parties converted a total $454,147 of  the February 28, 2006 convertible notes at conversion prices ranging from $.0009 to .00105 per share and received a total of 502,169,656 shares of the Company's common stock pursuant to said conversions.  As of March 31, 2009, the Company had outstanding 517,901,422 shares of common stock.

June 11, 2007 Sale of $500,000 in Convertible Notes: To obtain further funding for the Company's ongoing operations, the Company entered into a third securities purchase agreement on June 11, 2007 with the same four accredited investors for the sale of (i) $500,000 in convertible notes and (ii) warrants to purchase 100,000 shares of its common stock. The investors disbursed $500,000 to the Company on June 11, 2007.

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

The $500,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $2.75, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $.02 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

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

The warrants are exercisable until seven years from the date of issuance at a purchase price of $.50 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the convertible notes issued pursuant to the securities purchase agreement.

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

As of December 31, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives  and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

The Company received notice from the accredited investors holding the convertible notes dated February 28, 2006 and the convertible notes dated June 11, 2007, that on January 22, 2009, E-Lionheart, LLC and other third parties purchased $500,000 of the convertible notes dated February 28, 2006 and the $500,000 of convertible notes dated June 11, 2007. The total purchase price of these convertible notes was $1,514,444.

December 19, 2007 Issuance of $389,010 in Convertible Notes: On December 19, 2007, the Company was notified by the holders of the convertible notes that there was a past due interest owing on the outstanding convertible notes. The total amount of interest owed was.$389,010. To pay this interest, the noteholders were willing to accept $389,010 in additional convertible notes due on December 31, 2010. Accordingly, on December 19, 2007, the Company issued $389,010 in convertible notes to the noteholders as full payment of the past due interest.

The $389,010 in convertible notes bear interest at 2% per annum from December 31, 2007. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $2.75, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature on December 31, 2010, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $2.00 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

The convertible notes have a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $4.00 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due. Prepayment of the convertible notes is to be made in cash equal to either (a) 135% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 145% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

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

As of December 31, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

December 24, 2007 Sale of $250,000 in Convertible Notes: To obtain further funding for the Company's ongoing operations, the Company entered into a fourth securities purchase agreement on December 24, 2007 with the same four accredited investors for the sale of (i) $250,000 in callable secured convertible notes and (ii) warrants to purchase 150,000 shares of its common stock. The investors disbursed $250,000 to the Company on December 24, 2007.

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

The $250,000 in convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front. The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $2.75, for each trading day during that month. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $2.00 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

The convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property. Moreover, the Company has a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $10.00 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement. Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $.10 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the convertible notes issued pursuant to the securities purchase agreement.

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

As of December 31, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related  embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

June 16, 2008 Sale of $310,000 in Convertible Notes:  To obtain additional funding for the Company's ongoing operations, the Company entered into a fifth securities purchase agreement on June 16, 2008 with three accredited investors for the sale of (i) $310,000 in convertible notes and (ii) warrants to purchase 100,000 shares of its common stock.  The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $310,000 as follows:

•	$110,000 were disbursed on June 16, 2008;
•	$100,000 were disbursed on July 14, 2008 after the Company filed a Schedule 14A preliminary proxy statement for a reverse stock split with the Securities and Exchange Commission; and
•	$100,000 was disbursed on January 20, 2009.

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

The $310,000 in convertible notes bear interest at 8% per annum from the date of issuance.  Interest is computed on the basis of a 365-day year and is payable quarterly in cash, with six months of interest payable up front.  The interest rate resets to zero percent for any month in which the stock price is greater than 125% of the initial market price, or $2.75, for each trading day during that month.  Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid.  The convertible notes mature in three years from the date of issuance, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $2.00 or (ii) 45% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date.  Accordingly, there is no limit on the number of shares into which the notes may be converted.

The convertible notes are secured by the Company's assets, including the Company's inventory, accounts receivable and intellectual property.   Moreover, the Company has a call option under the terms of the notes.  The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $2.00 per share.  An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due or to timely file a registration statement as required by the Company or obtain effectiveness with the Securities and Exchange Commission of the registration statement.  Prepayment of the convertible notes is to be made in cash equal to either (a) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 130% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the notes; or (c) 145% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the notes.

The warrants are exercisable until seven years from the date of issuance at a purchase price of $.10 per share.  The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement.  In the event the investors exercise the warrants on a cashless basis, the Company will not receive any proceeds therefrom.  In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the convertible notes issued pursuant to the securities purchase agreement.

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

As of December 31, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

August 29, 2008 Issuance of $191,913 in Convertible Notes: On August 29, 2008, the Company was notified by the holders of the convertible notes that there was a past due interest owing on the outstanding convertible notes. The total amount of interest owed was $191,913. To pay this interest, the noteholders were willing to accept $191,913 in additional convertible notes due on August 29, 2011.  Accordingly, on August 29, 2008, the Company issued $191,913 in convertible notes to the noteholders as full payment of the past due interest.

The  $191,913 in convertible notes bear interest at 2% per annum from August 29, 2008. Interest is computed on the basis of a 365-day year and is payable quarterly in cash. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature on August 29, 2011, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $2.00 or (ii) 45% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit on the number of shares into which the notes may be converted.

The convertible notes have a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.43 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due. Prepayment of the convertible notes is to be made in cash equal to either (a) 135% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 145% of the outstanding principal and accrued interest for prepayments occurring between 31 and 90 days following the issue date of the notes; or (c) 150% of the outstanding principal and accrued interest for prepayments occurring after the 90th day following the issue date of the notes.

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

As of December 31, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

 The convertible notes include certain features that are considered embedded derivative financial instruments.  These features are described as follows:

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

At December 31, 2008, the carrying amount on the notes was $3,854,000, net of the unamortized debt discount of $278,000.  Interest expense on the notes totaled $827,000 for the period ended December 31, 2008, which consisted of $515,000 of normal accretion of the note discount and $312,000 of accrued interest on the outstanding note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $207,000 during the twelve months ended December 31, 2008, which consisted of a decrease in the fair value of the embedded derivatives of $139,000 and the fair value of the warrants of $68,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $207,000 for the twelve months ended December 31, 2008.

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

Simple Conversion Calculation

The number of shares of common stock issuable upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, December 23, 2007, and June 16, 2008 is determined by dividing that portion of the principal of the notes to be converted and interest by the conversion price. For example, assuming conversion of $4,132,665 principal amount of the convertible notes on December 31, 2008 (consisting of $5,060,000 in convertible notes that were sold to the four investors pursuant to securities purchase agreements dated April 27, 2005, February 28, 2006, June 11, 2007, December 24, 2007, and June 16, 2008, plus $389,010 in convertible notes issued on December 19, 2007, and $191,913 in convertible notes issued on August 29, 2008, in payment of past due interest on the notes, less $1,422,587 in notes converted during the period from June 12, 2005 to December 31, 2008) and a conversion price of $.0095 per share with a 55% discount, the number of shares issuable upon conversion would be:

$4,132,665/$.0095 x 45% = 966,705,263 shares.

The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, December 24, 2007, June 16, 2008, and August 29, 2008 is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $4,132,665 principal amount of the convertible notes (including accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of December 31, 2008 of $.0095 with a 55% discount:

% Below Market	Price Per Share	With 55% Discount	Number of Shares Issuable	% of Outstanding Shares*
25% 50% 75%	.007125 .00475 .002375	.003206 .002138 .001069	1,289,040,800 1,932,958,300 3,865,916,700	8,503% 12,750% 25,501%

*Based on 15,159,807 shares outstanding.

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

Failure to Repay Convertible Notes May Require Company Operations to Cease

On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of convertible notes. On February 28, 2006, the Company entered into a second securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of convertible notes. On June 11, 2007, December 24, 2007, and June 16, 2008 the Company entered into third, fourth and fifth securities purchase agreements for the sale of an aggregate of $1,160,000 principal amount of convertible notes. On December 19, 2007, the Company issued an additional $389,010 in convertible notes and, on August 29, 2008, the Company issued an additional $191,913 in convertible notes as payment of past due interest owing on the outstanding convertible notes. These convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of the Company's common stock. Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or Warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of the Company's property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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

Results of Operations

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

Net sales for the twelve months ended December 31, 2008 decreased by $613,000 to $1,259,000, or 33%, as compared to $1,872,000 for the same period of 2007. This reduction in sales was primarily due to decreased sales of the P40, P45 and P60 Ultrasound Biomicroscopes, the Blood Flow Analyzer™, the P37-II, P2700 and P3700 A/B Scan Ocular Ultrasound Diagnostic, and the LD400 and TKS 500 autoperimeters.

For the twelve months ended December 31, 2008, sales from the Company's diagnostic products totaled $1,079,000, or 86% of total revenues, compared to $1,707,000, or 91% of total revenues for the same period of 2007. The remaining 14% of sales, or $180,000 during the twelve months ended December 31, 2008 was from parts, disposables, and service revenue.  Sales of the Glaid device, or Perg, were $197,000, or 16%, during the twelve months ended December 31, 2008 compared to no sales for the same period in 2007.  Sales of the P40, P45 and P60 UBM Ultrasound Biomicroscopes decreased to $258,000 during the twelve months ended December 31, 2008, or 20% of total revenues for the period, compared to $513,000, or 27% of total revenues, for the same period last year. Sales of the Blood Flow AnalyzerTM decreased by $199,000 to $58,000, or 5% of total revenues, for the twelve months ended December 31, 2008, compared to net sales of $257,000, or 14% of total revenues during the same period in 2007. Sales from the P37-II, P2700 and P3700 A/B Scan Ocular Ultrasound Diagnostic decreased to $227,000, or 18% of total revenues, for the twelve month period ended December 31, 2008, up compared to $432,000, or 23% of total revenues, for the same period last year. Combined sales of the LD 400 and TKS 5000 autoperimeters and the CT 200 Corneal Topographer were $296,000, or 23% of the total revenues, for the twelve months ended December 31, 2008, compared to $512,000, or 27% of total revenues, for the same period of 2007.

Sales of the Blood Flow AnalyzerTM decreased due in part from the reorganization of the Company's sales force. The Company anticipates continuing the upward trend in Blood Flow AnalyzerTM sales through additional efforts by the Company to gain more wide spread support from the Blood Flow AnalyzerTM through increased clinical awareness, product development and improved marketing plans.

Sales of surgical products are at a standstill pending FDA approval of the PhotonTM laser system. In the twelve month period ended December 31, 2008, the Company realized no sales in the surgical line consisting of the PhotonTM laser system. There were also no sales in the surgical line for the comparable period of 2007.

Gross profit for the twelve months ended December 31, 2008 decreased to 44% of total revenues, compared to 46% of total revenues for the same period in 2007. This increase in gross profit in 2008 was mainly due to reductions in corporate expenditures due to improved operating efficiencies during the twelve months ending December 31, 2008. There was no increase to cost of sales as a result of a charge to the reserve for obsolete inventory in 2007.

Marketing and selling expenses decreased by $162,000, or 24%, to $500,000 for the twelve months ended December 31, 2008, from $662,000 for the comparable period in 2007. This decrease was due primarily a reduced number of sales representatives and higher travel related and associated sales expenses.

General and administrative expenses decreased by $90,000, or 9%, to $922,000 for the twelve months ended December 31, 2008, from $1,012,000 for the comparable period in 2007. Commission expenses decreased by $13,000 from $88,000 in 2007 to $75,000 in 2008 due to a reduced amount of the Company's diagnostic products sold in 2008 compared to 2007. The bad debt allowance decreased by $34,000 from $109,000 in 2007 to $75,000 in 2008 due to an decreased amount of the Company's accounts receivable over 90 days during 2008 as compared to 2007.

Also during 2008, the Company collected $36,000 in receivables that were previously allowed in the allowance for doubtful accounts.

Research, development and service expenses decreased by $89,000, or 26%, to $255,000 for the twelve months ended December 31, 2008, compared to $344,000 for the same period of 2007. This decrease was mainly due to the decreased expenses in 2007 for the development of the new software package for the P60 UBM.

Liquidity and Capital Resources

The Company used $504,000 in cash in operating activities for the twelve months ended December 31, 2008, compared to $1,135,000 for the twelve months ended December 31, 2007. The decrease in cash used for operating activities for the twelve months ended December 31, 2008 was primarily attributable to the Company's net loss, decreases in accounts receivable, and a significant decrease of the change of the fair value of derivative liabilities and accretion of debt discount. There was no cash used for investment activities for the twelve months ended December 31, 2008, compared to no cash used for investment activities for the same period in 2007. Net cash provided by financing activities was $210,000 for the twelve months ended December 31, 2008, compared to net cash used of $1,250,000 in the same period in 2007. The Company had working capital deficit of $2,296,000 as of December 31, 2008. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

As of December 31, 2008, the Company had net operating loss carryforwards (NOLs) of approximately $56 million. These loss carryforwards are available to offset future taxable income, if any, and have begun to expire in 2006 and extend through 2028. The Company's ability to use net operating loss carryforwards (NOLs) to offset future income is dependent upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs being utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

As of December 31, 2008, the Company had accounts payable of $594,000, a significant portion of which was over 90 days past due. The Company has contacted many of the vendors or companies that have significant amounts of payables past due in an effort to delay payment, renegotiate a reduced settlement payment, or establish a longer term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has noncancelable capital lease obligations and operating lease obligations that required the payment of $110,000 in 2008 and $108,000 in 2007.  The Company leases its office and warehouse space on a month to month basis.

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

4.  The Company has reduced its direct sales force to two representatives, which has resulted in less payroll, travel and other selling expenses.

Because the Company has significantly fewer sales representatives, its ability to generate sales has been reduced.

The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 27% of total outstanding receivables as of December 31, 2008 and 15% as of December 31, 2007. The allowance for doubtful accounts decreased from $109,000 at December 31, 2007 to $75,000 at December 31, 2008.

The Company intends to continue its efforts to reduce the allowance for doubtful accounts as a percentage of accounts receivable. The Company has ongoing efforts to collect a significant portion of the sales price in advance of the sale or in a timely manner after delivery. During the twelve months ended December 31, 2008, the Company added a net recovery of receivables previously allowed of $36,000, and during the twelve months ended December 31, 2007, the Company had a net recovery of receivable previously allowed of $22,000. The Company believes that by requiring a large portion of payment prior to shipment, it has greatly improved the collectibility of its receivables.

The Company carried an allowance for obsolete or estimated non-recoverable inventory of $231,000 at December 31, 2008 and $244,000 at December 31, 2007, or 26% and 22% of total inventory, respectively. The Company's means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain. On December 31, 2008, the Company disposed of $13,000 in obsolete inventory, which had been previously reserved.

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

At this time, the Company's Photon™ Laser Ocular Surgery Workstation requires regulatory FDA approval in order to be sold in the United States. Any possible future efforts to complete the clinical trials on the Photon™ in order to file for FDA approval would depend on the Company obtaining adequate funding. The Company estimates that the funds needed to complete the clinical trials in order to obtain the necessary regulatory approval on the Photon™ to be approximately $2,500,000.  This does not include the necessary funds for product development and to bring the Photon™ to market.

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

Impact of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective on January 1, 2008, and is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective on January 1, 2009, and is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No.141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect that the adoption of SFAS No. 141(R) or SFAS No. 160 will have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company does not expect that the adoption of FSP FAS 140-3 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The Company does not expect that the adoption of FSP FAS 142-3 will have a material impact in its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The Company does not expect that adoption of FASB 162 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS 60, Accounting and Reporting by Insurance Enterprises, as amended, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. Early application is not permitted. The Company  does not expect that the adoption of FSP FAS 163 will have a material impact in its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect that the adoption of EITF 08-3 will have a material impact in its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active. FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company does not expect that the adoption of FSP FAS 157-3 will have a material impact on its consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company  does not expect that the adoption of EITF 08-6 will have a material impact on its consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company does not expect that the adoption of FSP FAS 140 and FIN 46(R)-8 will have a material impact in its consolidated financial statements.

Item 7. Financial Statements

PARADIGM MEDICAL INDUSTRIES, INC.
Financial Statements
December 31, 2008 and 2007

PARADIGM MEDICAL INDUSTRIES, INC.

Index to Financial Statements

PARADIGM MEDICAL INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Paradigm Medical Industries, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Paradigm Medical Industries, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing our procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. As such we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Medical Industries, Inc. as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses from operations, negative working capital, and recurring negative cash flows from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
April 10, 2009

PARADIGM MEDICAL INDUSTRIES, INC.

Balance Sheets

	December 31,2008	December 31,2007
Assets

Current assets:
Cash	$27,000	$321,000
Receivables, net	207,000	624,000
Inventories, net	659,000	847,000
Prepaid and other assets	16,000	27,000

Total current assets	909,000	1,819,000

Property and equipment, net	11,000	16,000
Goodwill	339,000	339,000

Total assets	$1,259,000	$2,174,000

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$463,000	$370,000
Related party payable	131,000	46,000
Accrued liabilities	559,000	644,000
Convertible note payble, net of debt discount of $39,000 and $240,000	2,052,000	1,203,000

Total current liabilities	3,205,000	2,263,000

Convertible notes payable, net of debt discount of $239,000 and $588,000	1,802,000	1,897,000
Derivative liabilities	10,000	210,000

Total long-term liabilities	1,812,000	2,107,000
Total liabilities	5,017,000	4,370,000
Commitments and contingencies	-

Stockholders’ (Deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized,
612,497 shares issued and outstanding (aggregate liquidation
preference of $456,000)	1,000	1,000
Common stock, $.001 par value, 1,400,000,000 shares authorized,
15,159,807 and 5,449,869 respectively	15,000	5,000
Additional paid-in capital	58,359,000	58,202,000
Accumulated deficit	(62,133,000)	(60,404,000)

Total stockholders’ (Deficit)	(3,758,000)	(2,196,000)

Total liabilities and stockholders’ (Deficit)	$1,259,000	$2,174,000

The accompanying notes are an integral part of these financial statements

PARADIGM MEDICAL INDUSTRIES, INC.

Statements of Operations

Years Ended December 31,

	2008	2007

Sales	$1,259,000	$1,872,000
Cost of sales	704,000	1,020,000

Gross profit	555,000	852,000

Operating expenses:
General and administrative	(922,000)	(1,012,000)
Marketing and selling	(500,000)	(662,000)
Research and development	(255,000)	(344,000)

Total operating expenses	(1,677,000)	(2,018,000)

Operating loss	(1,122,000)	(1,166,000)
Other income (expense):
Other income	10,000	-
Interest expense - Accretion of debt discount	(515,000)	(771,000)
Interest income	3,000	11,000
Interest expense	(312,000)	(221,000)
Gain on derivative valuation	207,000	413,000
Gain on settlement of liabilities	-	91,000

Total other income (expense)	(607,000)	(477,000)

Income (loss) before provision for income taxes	(1,729,000)	(1,643,000)
Provision for income taxes	-	-

Net (loss)	$(1,729,000)	$(1,643,000)

Basic and fully diluted loss per share:
Earnings (loss) per common share - basic	$(0.15)	$(0.62)
Earnings (loss) per common share - diluted	$(0.15)	$(0.62)
Weighted average common shares - basic	11,394,793	2,647,360
Weighted average common shares - diluted	11,394,793	2,647,360

The accompanying notes are an integral part of these financial statements

PARADIGM MEDICAL INDUSTRIES, INC.

Statements of Stockholders’ Deficit

For the Period January 1, 2007 through December 31, 2008

	Preferred Stock (See Note 8)	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit

Balance at January 1, 2007	1,000	2,019,590	2,000	57,901,000	(58,761,000)

Issuance of common stock for:

Stock option valuation	-	-	-	14,000	-
Conversion of convertible debentures	-	3,430,172	3,000	376,000	-
Unamortized discount associated to convertible debenture conversions				(100,000)
Pro rata portion of derivative liability associated with debenture conversions				11,000
Conversion of preferred stock	-	107	-		-
Net loss	-	-	-	-	(1,643,000)

Balance at December 31, 2007	1,000	5,449,869	5,000	58,202,000	(60,404,000)

Issuance of common stock for:

Stock option valuation	-	-	-	14,000	-
Conversion of convertible debentures	-	9,709,938	10,000	185,000	-
Unamortized discount associated to convertible debenture conversions		-	-	(42,000)
Net loss	-	-	-	-	(1,729,000)

Balance at December 31, 2008	1,000	15,159,807	15,000	58,359,000	(62,133,000)

The accompanying notes are an integral part of these financial statements

PARADIGM MEDICAL INDUSTRIES, INC.

Statements of Cash Flows

Years Ended December 31,

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(1,729,000)	$(1,643,000)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	5,000	5,000
Stock option valuation	14,000	14,000
Change in fair value of derivative liabilities	(207,000)	(413,000)
Accretion of debt discount	515,000	772,000
Provision for losses on receivables	45,000	56,000
(Gain) loss on settlement of liabilities	-	(91,000)
(Increase) decrease in:
Accounts Receivables	372,000	(251,000)
Inventories	188,000	98,000
Prepaid and other assets	11,000	(16,000)
Increase (decrease) in:
Accounts payable	178,000	17,000
Accrued liabilities	104,000	317,000
Net cash used in operating activities	(504,000)	(1,135,000)

Cash flows from investing activities:
	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes	210,000	1,250,000
Net cash provided by financing activities	210,000	1,250,000

Net change in cash	(294,000)	115,000

Cash, beginning of year	321,000	206,000

Cash, end of year	$27,000	$321,000

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

Fair Value of Financial Instruments
On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

• Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

1. Organization and Significant Accounting Policies Continued
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

During 2008, the Company collected $36,000 in receivables that were previously allowed in the allowance for doubtful accounts.  During 2008, the Company decreased net allowance for doubtful accounts by $34,000.

The Company has taken measures to reduce the amount of uncollectible accounts receivable such as more thorough and stringent credit approval, improved training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was27%   of total outstanding receivables as of December 31, 2008 and 15% as of December 31, 2007. The allowance for doubtful accounts decreased from $109,000 at December 31, 2007 to $75,000 at December 31, 2008.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

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

Gains and losses on sale of property and equipment are reflected in operations. Leasehold improvements are depreciated over the lesser of the term of the lease or the useful life of the related asset. During the years ended 2008 and 2007 depreciation expense was $5,000 and $5,000 respectively. Newly acquired assets that have a value of $3,000 or more are capitalized and included on the depreciation schedule.

Goodwill
As of December 31,  2008, the Company had recorded on their books goodwill related to the purchase of Ocular Blood Flow, Ltd., during 2001.  In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized.

The Company performs tests for impairment of goodwill annually or more frequently if events or circumstances indicate it might be impaired.  Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill.  The analysis of the impairment test of goodwill did not result in a charge to the statements of operations for impairment for the years ended December 31, 2008 and 2007, respectively.

Impairment assessments are performed using a variety of methodologies, including cash flow analysis and estimates of sales proceeds.  Where applicable, an appropriate discount rate is used, based on the Company’s cost of capital rate or location-specific economic factors.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued
1. Organization and Significant Accounting Policies Continued
Evaluation of Other Long-Lived Assets
The Company evaluates the carrying value of the unamortized balances of other long-lived assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made, in accordance with Statement of Financial Accounting Standards No. 144,” Accounting for the Impairment or Disposal of Long-Lived Assets” (‘SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This evaluation is based on management’s projections of the undiscounted future cash flows associated with each asset.  If management’s evaluation were to indicate that the carrying values of these assets were impaired, such impairment would be recognized by a write down of the applicable asset.

Income Taxes
Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carry forwards, depreciation, impairment of intangible assets, stock compensation expense, and accrued liabilities.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the year ended December 31, 2008 included compensation expense for the share-based payment awards granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock based compensation expense for the years ended December 31, 2008 and 2007 was $14,000 and $14,000, respectively.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

1. Organization and Significant Accounting Policies Continued
Basic and Fully Diluted Loss Per Share
Net loss per common share is computed on the weighted average number of common stock and common stock equivalent shares outstanding during each year. Common stock equivalents consist of convertible preferred stock, and common stock options and warrants. Common stock equivalent shares are excluded from the computation when their effect is anti-dilutive.

Common stock equivalents consisting of options and warrants to purchase the Company’s common stock were 66,214,392 and 65,534,392; shares of common stock and preferred stock convertible into 862,438 and 862,438 shares of common stock, and outstanding commitments to issue shares underlying the convertible notes into 966,705,263 and 36,372,800 shares of common stock at December 31, 2008 and 2007, respectively, have not been included in the fully diluted loss per share  because their inclusion would have been anti-dilutive.

The following table is a reconciliation of basic earnings per share for the years ended December 31, 2008 and 2007.

	Years ended December 31,
	2008	2007

Net loss	$(1,729,000)	$(1,643,000)

Basic and fully diluted weighted average shares outstanding	11,394,793	2,647,360

Basic and fully diluted loss per share	$(0.15)	$(0.62)

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

1. Organization and Significant Accounting Policies Continued
Research and Development
Costs incurred in connection with research and development activities are expensed as incurred.  These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company.  The total research and development expenses for the years ended December 2008 and 2007 was $255,000 and $344,000, respectively.

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

During the years ended December 31, 2008 and 2007 no  single customer represented more than 10% of total net sales for the respective years .  Accounts receivable are due from medical distributors, surgery centers, hospitals, optometrists and ophthalmologists located throughout the U.S. and a number of foreign countries.  The receivables are generally due within thirty days for domestic customers with extended terms offered for some international customers.  The Company maintains an allowance for estimated potentially uncollectible amounts.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

1. Organization and Significant Accounting Policies Continued
Warranty
The Company provides product warranties on the sale of certain products that generally extend for one year from the date of sale.  The Company maintains a reserve for estimated warranty costs based on historical experience and management’s best estimates

	Years ended December 31,
	2008	2007

Beginning warranty liability balance	$227,000	$155,000

Less: Reductions for payments	(163,000)	(20,000)

Plus: Increase for accrual	-	92,000

Ending warranty liability balance	$64,000	$227,000

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

Contingencies
The Company has adopted the guidance in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” when booking for loss contingencies.  The Company accrues a charge to income when (1) information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (2) the amount of loss can be reasonably estimated.  Loss contingencies related to litigation for the year ended December 31, 2008 and 2007 were $236,000 and 255,000.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

1. Organization and Significant Accounting Policies Continued
Derivative Financial Instruments
The Company’s derivative financial instruments consist of embedded derivatives related to the Secured Convertible Term Notes (“the Notes”) entered into agreements on April 27, 2005; June 23, 2005; June 30, 2005; February 28, 2006; June 28, 2006; April 30, 2007; June 11, 2007; December 19, 2007; December 24, 2007, June 16, 2008, July 14, 2008, and August 29, 2008.  These Notes contain interrelated embedded derivatives, which include the fixed conversion feature, the variable conversion feature, the variable interest feature, and the contingent put feature.  Although the put feature was determined to be an embedded derivative which requires bifurcation, we believe the likelihood of this feature being exercised is remote and accordingly no value was ascribed to this particular put feature.  We are required to continue to evaluate our accounting and valuation for this put feature.  We will continue to monitor the probability of this particular put feature being exercised and its impact to our valuation of embedded derivatives in future periods.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

1. Organization and Significant Accounting Policies Continued

▪	Stock Price: This is the stock price as of the respective valuation date.

▪
Fixed Conversion Price:  The fixed conversion price used in the valuation analysis was set equal to fixed conversion price (ranging from $0.2 to $0.09) per share for each of the Notes.  This is the fixed price at which the Investor can convert the Note into common stock.

▪
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

▪
Risk-Free Rate:  The appropriate risk free rate is the interest rate of a U.S. treasury note with a maturity equal to the maturity of the respective security.  As of December 31, 2008, the risk free interest rates ranged from 0.11% to 0.88%.  As of December 31, 2007, the risk free interest rates ranged from 3.06% to3.49%.

▪	Time to Maturity: The time to maturity is measured based on the remaining term of the security as of the valuation date.

▪
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

1.     Organization and
Significant Accounting Policies
Continued

▪
Monthly Intraday Trading Price:  The variable interest rate provision waives interest for a given month if the intraday trading price of the common stock exceeds $0.0945 or $0.0275 (depending on Note) per share for every day within a given month.  We assumed that our various node prices were equivalent to this intraday trading price.

▪	Trading Liquidity: We assumed that adequate stock trading liquidity is available for the Investors to sell converted / exercised shares.

▪
Probability of Contingent Put Feature: We assumed that the likelihood of this feature being exercised is remote and accordingly no value was ascribed to this particular put feature.  We will continue to monitor the probability of this particular put feature being exercised and its impact to our valuation of embedded derivatives in future periods.

The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions for 2008 and 2007, respectively: dividend yield of 0% and 0%; annual volatility of 200% and 200%; and risk free interest rates ranging from of 0.37% to 1.8% and 3.06% to 3.7%.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

1. Organization and Significant Accounting Policies Continued
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
Historically, the Company has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations, and the Company has incurred significant losses from operations.  The company had a working capital deficit of $2,296,000 and has used $504,000 in cash in operating activities as of December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

2. Going Concern Continued	Management’s focus on the going concern that has plagued the organization for recent years concerning the inability of the company to generate sufficient cash flow from operations is a primary one. In the past three years, little has been done to create and maintain a domestic sales force within the US. In the international market, sales have diminished due to the company’s inability or unwillingness to update or find replacements for its current product offerings. Management’s plan is two-fold; complete a full product review of current products and take steps to re-engineer those products selected within a rapid time frame and re-introduce them to the world markets. If products are found to be incapable of being re-engineered, management will take steps to remove them from product listings. Management will take the necessary steps to locate new products manufactured by another organization to sell in the markets through its sales organizations. This important step will provide Paradigm the opportunity to generate sales, revenues and time to complete the final step, that of beginning to develop its own additional devices for sale in the market. This “partnering” benefit will help with sales and revenue but will not be enough to make up for prior years omissions of product development and essential partnering efforts. Therefore, the organization will require additional funding to support these efforts and that funding has been arranged and completed in April of 2009. It will be management’s primary responsibility to carefully manage these capital infusions to assure that they begin to serve as a safety net rather than the only source of cash for growth. It is the goal of management to closely manage its capital resources during the remainder of 2009 and to begin to generate the sales and continuing revenue to move into 2010 more self-sufficient and move closer to profitability. As mentioned earlier, the addition of 20 new independent sales representatives in the US market and the addition of 15 new international distributors in the international market will provide the proper platform to introduce both re-engineered and “partnered” products to the respective markets.

3. Detail of Certain Balance Sheet Accounts

Receivables	2008	2007
Trade receivables	$282,000	$733,000
Allowance for doubtful accounts	(75,000)	(109,000)

	$207,000	$624,000

Inventories	2008	2007
Raw materials	$514,000	$558,000
Finished goods	376,000	533,000
Reserve for obsolence	(231,000)	(244,000)

	$659,000	$847,000

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued
3.     Detail of Certain
Balance Sheet Accounts
Continued

Accrued liabilities:	2008	2007
Litigation reserve	$236,000	$256,000
Interest expense on notes payable	116,000	-
Payroll and employment benefits	24,000	64,000
Sales tax payable	4,000	20,000
Customer deposits	57,000	20,000
Accrued royalties	1,000	3,000
Warranty and return allowance	64,000	227,000
Consulting and other accrued liabilities	57,000	54,000

Total accrued liabilities	$559,000	$644,000

4.     Property and
Equipment

	2008	2007
Machinery and equipment	$765,000	$765,000
Computer equipment and software	663,000	663,000
Furniture and fixtures	252,000	252,000
Leasehold improvements	166,000	166,000

	1,846,000	1,846,000

Accumulated depreciation and amortization	(1,835,000)	(1,830,000)

	$11,000	$16,000

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

5. Lease Obligations
During the years ended December 31, 2008 and 2007, the Company did not lease equipment under noncancellable capital leases.  Any leases previously issued provided the Company the option to purchase the leased assets at the end of the initial lease term.  Assets under capital leases included in fixed assets are as follows:

	2008	2007
Computer and other equipment	$765,000	$765,000
Less accumulated amortization	166,000	166,000

	$931,000	$931,000

Amortization expense on assets under capital leases during the years ended December 31, 2008 and 2007 was $5,000 and $0 respectively.

The Company leases office and warehouse space under a month-to-month operating lease agreement.
Rent expense related to noncancelable operating leases was approximately $110,000 and $108,000 for the years ended December 31, 2008 and 2007, respectively.
6. Income Taxes

Income Taxes
The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of December 31, 2008, the Company had no accrued interest and penalties related to uncertain tax positions.

Deferred tax assets and the valuation allowance as of December 31, 2008 and 2007 are as follows:

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued
6.     Income
Taxes
Continued
	2008	2007
Deferred tax asset:
Net operating loss carryforward	16,176,000	15,888,000
Valuation allowance	(16,176,000)	(15,888,000)
	-	-

	2008	2007
The components of income tax expense are as follows:

Current federal tax	-	-
Current state tax	-	-
Change in NOL benefit	(288,000)	(855,000)
Change in allowance	288,000	855,000
	-	-

A valuation allowance has been established for the net deferred tax asset due to the uncertainty of the Company's ability to realize such assets.  At December 31, 2008, the Company has available net operating loss carryforwards of approximately $56 million for federal income tax purposes the begin to expire in 2015.  The utilization of the net operating loss carryforward is dependent upon the tax laws in effect at the time of the operating loss carryforwrds can be utilized.  The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of a change in ownership.

7. Capital Stock

Capital Stock
The Company has established a series of preferred stock with a total of 5,000,000 authorized shares and a par value of $.001, and one series of common stock with a par value of $.001 and a total of 1,400,000,000 authorized shares.

On December 5, 2008, the Company’s board of directors approved a 1-for-100 reverse stock split, which became effective on December 5, 2008. All references to share and per-share data for all periods presented in this report have been adjusted to give effect to this reverse split.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued
7. Capital Stock Continued
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

2. Upon the liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common            stock or any other stock, an amount equal to $1.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs. Total liquidation preference at December 31, 2008 was $6,000.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued
7. Capital Stock Continued
Upon the liquidation of the Company, the holders of the Series B Preferred Stock are entitled to receive, prior to any distribution of any assets or surplus funds to the holders of shares of common stock or any other stock, an amount equal to $4.00 per share, plus any accrued and unpaid dividends related to the fiscal year in which such liquidation occurs.  Such right, however, is subordinate to the rights of the holders of Series A Preferred Stock to receive a distribution of $1.00 per share plus accrued and unpaid dividends.  Total liquidation preference at December 31, 2008 was $36,000.

1. The shares are convertible at the option of the holder at any time into common shares, based on an initial conversion rate of one share of Series B Preferred Stock for 1.2 common shares.
2. The holders of the shares have no voting rights.

3. The Company may, at its option, redeem all of the then outstanding share of the Series B Preferred Stock at a price of $4.50 per share, plus accrued and unpaid dividends related to the fiscal year in which such redemption occurs.

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
Notes to Financial Statements
Continued
7. Capital Stock Continued
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

2. Upon the liquidation of the Company, the holders of the Series D Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment.  Total liquidation preference at December 31, 2008 was $9,000.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued
7. Capital Stock Continued
1. The holders of the shares are entitled to dividends at the rate of 8% per share per annum of the aggregate stated value.  The dividends are non-cumulative and, therefore, deficiencies in dividend payments from one year are not carried forward to the next year.

2. Upon the liquidation of the Company, the holders of the Series E Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value, subject to adjustment.  Total liquidation preference at December 31, 2008 was $13,000.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

7. Capital Stock Continued
1. The holders of the shares are entitled to dividends at the rate of 8% per share per annum of the aggregate stated value. The dividends are non-cumulative and, therefore, deficiencies in dividend payments from one year are not carried forward to the next year.

2. Upon the liquidation of the Company, the holders of the Series F Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or
(b) the stated value, subject to adjustment.  Total liquidation preference at December 31, 2008 was $235,000.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

7. Capital Stock Continued
2. Upon the liquidation of the Company, the holders of the Series G Preferred Stock are entitled to receive an amount per share equal to the greater of (a) the amount they would have received had they converted the shares into Common Stock immediately prior to such liquidation plus all declared but unpaid dividends; or (b) the stated value of $.25 per share plus declared but unpaid dividends.  Total liquidation preference at December 31, 2008 was $147,000.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

7. Capital Stock Continued	The following table summarizes preferred stock activity during the years ended December 31, 2008 and 2007:

	Series A		Series B		Series C		Series D		Series E		Series F		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2007	5,627	$6.00	8,986	$9.00	-	$-	5,000	$5.00	250	$1.00	4,598.75	$5.00	588,235	$1,000

Conversion of preferred stock	-	-	-	-	-	-	-	-	-	-	(200.00)	-	-	-

Balance at December 31, 2007	5,627	6.00	8,986	9	-	-	5,000	5	250	1	4,398.75	5	588,235	1,000

Balance at December 31, 2008	5,627	$6	8,986	$9	-	$-	5,000	$5	250	$1	4,398.75	$5	588,235	$1,000

Authorized	500,000		500,000		30,000		1,140,000		50,000		50,000		2,000,000

Liquidation preference	1	$6,000	4	$36,000	100	$-	1.75	$9,000	53.33	$13,000	53.33	$235,000	0.25	$147,000

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8. Convertible Notes	Convertible Notes
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

The note due date was June 30, 2008, therefore, the Company is   in default. Since this Note is in default the amount of $1,256,248 has been classified as a current liability in the balance sheet.

As of December 31, 2008, there was an outstanding balance of   $1,256,248 in principal and accrued interest remaining on the convertible notes.  During the years ended December 31, 2008 and 2007, the Company issued 9,709,938 and 2,830,172 shares of common stock for the conversion of $200,910 and $212,346 of the convertible notes, respectively.

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

Two of the tree traunches of the Note of $334,275 and $500,000 will be due on February 28, 2009 and June 28, 2009, respectively; therefore, the amounts have been classified as a current liability in the balance sheet.

As of December 31, 2008, there was an outstanding balance of $1,334,275 in principal and accrued interest on the convertible notes.  During the year ended December 31, 2008 and 2007, the Company issued zero and 600,000 shares of common stock for the conversion of zero and $167,000 of the convertible notes, respectively.

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

As of December 31, 2008 and 2007, there have been no conversions of these convertible notes. Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company’s statements of operations as a result of said conversion.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8. Convertible Notes Continued
As of December 31, 2008 and 2007, there have been no conversions of these convertible notes. Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company’s statements of operations as a result of said conversion.

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

Under the terms of the December 24, 2007 securities purchase agreement, the Company agreed that it would not, without the prior written consent of a majority-in-interest of the investors, negotiate or contract with any party to obtain additional equity financing (including debt financing with an equity component) that involves (i) the issuance of common stock at a discount to the market price of the common stock on the date of issuance (taking into account the value of any warrants or options to acquire common stock in connection therewith), (ii) the issuance of convertible securities that are convertible into an indeterminate number of shares of common stock, or (iii) the issuance of warrants during the lock-up period beginning December 24, 2007 and ending on the later of (a) 270 days from December 24, 2007, or (b) 180 days from the date the registration statement is declared effective

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8. Convertible Notes Continued
In addition, the Company agreed not to conduct any equity financing (including debt financing with an equity component) during the period beginning December 24, 2007 and ending two years after the end of the above lock-up period unless it first provided each investor an option to purchase its pro-rata share (based on the ratio of each investor's purchase under the securities purchase agreement) of the securities being offered in any proposed equity financing.  Each investor must be provided written notice describing any proposed equity financing at least 20 business days prior to the closing of such proposed equity financing and the option must be extended to each investor during the 15-day period following delivery of such notice.

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

As of December 31, 2008 and 2007, there have been no conversions of these convertible notes. Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company’s statements of operations as a result of said conversion.

June 16, 2008 Sale of $310,000 in Callable Secured Convertible Notes: To obtain additional funding for the Company's ongoing operations, the Company entered into a fifth securities purchase agreement on June 16, 2008 with three accredited investors for the sale of (i) $310,000 in convertible notes and (ii) warrants to purchase 10,000,000 shares of its common stock.  The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $310,000 as follows:

•	$110,000 were disbursed on June 16, 2008;
•	$100,000 were disbursed on July 14, 2008 after the Company filed a Schedule 14A preliminary proxy statement for a reverse stock split with the Securities and Exchange Commission; and
•	$100,000 was disbursed on January 20, 2009.

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

As of December 31, 2008, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8. Convertible Notes Continued
The convertible notes have a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.00431 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due. Prepayment of the convertible notes is to be made in cash equal to either (a) 135% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 145% of the outstanding principal and accrued interest for prepayments occurring between 31 and 90 days following the issue date of the notes; or (c) 150% of the outstanding principal and accrued interest for prepayments occurring after the 90th day following the issue date of the notes.

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

   The Notes include certain features that are considered embedded derivative financial instruments. These features are described below, as follows:

•	The fixed conversion feature which allows the investor to convert the Notes at a fixed price per share;

•	The variable conversion feature, which allows the investor to convert the Notes at a specified percentage of the market price at the time of conversion;

•	The variable interest rate provision that calls for no interest to be paid if the stock price exceeds a predetermined amount for a given months;

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued
8.     Convertible
Notes
Continued
•
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

8. Convertible Notes Continued
At December 31, 2008, the carrying amount on the Notes was $3,854,000, net of the unamortized debt discount of $278,000.  Interest expense on the Notes totaled $827,000 for the period ended December 31, 2008, which consisted of $515,000 normal accretion of the Note discount, and $312,000 of accrued interest on the outstanding Note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $207,000 during the year ended December 31, 2008, which consists of a decrease in the fair value of the embedded derivatives of $139,000 and the fair value of the warrants of $68,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $207,000 for the year ended December 31, 2008.

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

The Company granted the following options and warrants during the year ended December 31, 2008:

•	Warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share in return for the sale of callable secured convertible notes.

The Company granted the following options and warrants during the year ended December 31, 2007:

•	Warrants to purchase 40,000 shares of common stock at an exercise price of $10.00 per share in return for the sale of callable secure convertible notes, exercisable through April 26, 2012.

•	Warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share in return for the sale of callable secure convertible notes, exercisable through June 11, 2012.

•	Warrants to purchase 150,000 shares of common stock at an exercise price of $0.10 per share in return for the sale of callable secure convertible notes, exercisable through December 24, 2014.

Options to the Company’s President and Chief Executive Officer to purchase 90,000 share of common stock at an exercise price of $1.00, exercisable through July 1, 2010.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

9. Stock Option Plan and Warrants Continued	A schedule of the options and warrants is as follows:

	Number of Options	Number of Warrants	Exercise price per share
Outstanding at January 1, 2007	70,050	250,594	1.00-675.00
Granted	45,000	290,000	0.10-10.00
Exercised	-	-	-
Expired	-	(250)	15.00-15.00
Forfeited	(50)	-	10.00-10.00

Outstanding at December 31, 2007	115,000	540,344	0.10-675.00
Granted	-	100,000	0.10-0.10
Exercised	-	-	-
Expired	(50)	(2,750)	15.00-400.00
Forfeited	(400)	-	1.00-21.00
Outstanding at December 31, 2008	114,550	637,594	0.10-675.00

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

9. Stock Option Plan and Warrants Continued	The following table summarizes information about stock options and warrants outstanding at December 31, 2008:

Outstanding				Exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$ 0.10-75.00	742,144	3.61	$7.00	741,644	$7.00
$ 200.00-500.00	9,500	0.87	$304.00	9,500	$304.00
$ 600.00-675.00	500	1.42	$675.00	500	$675.00

$ 0.10-675.00	752,144	3.57	$11.00	751,644	$11.00

The fair value of each option and warrant grant, outside of those granted in conjunction with the Notes are estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Years ended December 31,
	2008	2007

Expected dividend yield	$-	$-
Expected stock price volatility	208%-266%	210%-214%
Risk-free interest rate	4.32%-4.32%	4.14%-5.37%
Expected life of options	3-7 years	3-7 years

The aggregate intrinsic value of stock warrants and options outstanding and exercisable at December 31, 2008 and 2007 totaled $0 and $0; and $0 and $0, respectively. The weighted average grant date fair value of warrants and options granted during the periods ended December 31, 2008 and 2007 is $0.00 and $0.01, respectively.  The fair value of warrants vested during the periods ended December 31, 2008 and 2007 totaled $189,150 and $60,390, respectively.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

10. Gain on Settlement of Liabilities
Due to the Company’s ongoing cash flow difficulties, during 2008 and 2007 most vendors and suppliers were contacted with attempts to negotiate reduced payments and settlements of outstanding accounts payable and accrued expenses.  While some vendors refused to negotiate and demanded payment in full, some vendors were willing to settle for a reduced amount.  The accounts payable forgiven by vendors and suppliers and accrued expenses settled resulted in a gain of $0 and $91,000 in 2008 and 2007, respectively.

11. Related Party Transactions
A law firm, of which the chairman of the board of directors of the Company is a shareholder, has rendered legal services to the Company.  The Company paid this firm $60,000 and $156,000, for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, the Company owed this firm $131,000, which is included in accounts payable.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued
12.   Supplemental Cash Flow
Information

	Years ended December 31,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest
Interest	$3,000	$11,000
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Settlement of liabilities	$-	$91,000
Convertible notes issued in satisfaction of accrued interest	$191,913	$389,010

13. Export Sales
In accordance with Paragraph 38(a) of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information,” The company has the following information regarding revenues to external customers. Revenues are attributed to countries based on location of customer.

Total sales include export sales by major geographic area as follows:

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

13.   Export Sales
Continued
	Years Ended December 31,
Geographic Area	2008	2007

Europe:
Belgium	$-	$-
Bulgaria	19,600.00	28,400
France	-	34,224
Germany	1,650.00	-
Greece	25,155.00	11,750
Italy	870.00	38,040
Poland	13,850.00	37,000
Russia	18,400.00	204,540
Spain	-	7,200
Turkey	43,215.00	102,940
United Kingdom	207,615.00	255,717
Sub total	330,355.00	719,811

Far East:
Bangladesh	$-	$560
China	-	91,600
India	110,400.00	16,800
Pakistan	-	8,200
South Korea	25,749.00	42,500
Taiwan	(25,250.00)	32,650
Austria	180.00	-
Vietnam	10,600.00	80,600
Sub total	121,679.00	272,910

Middle East:
Egypt	$-	$9,540
Israel	-	2,800
Jordan	-	-
Saudi Arabia	34,089.00	65,700
UAE	-	10,600
Sub total	34,089.00	88,640

North America:
Canada	$60,535.00	$44,750
Mexico	31,250.00	-
USA	640,184.00	636,879
Sub total	731,969.00	681,629

Central, South America, and Caribbean:
Argentina	$6,000.00	$21,915
Brazil	-	36,698
El Salvador	4,600.00	8,749
Ecuador	12,750.00	-
Honduras	-	-
Puerto Rico	5,400.00	26,798
Venezuela	12,400.00	14,850
Colombia	-	-
Sub total	41,150.00	109,010

Total	$1,259,242.00	$1,872,000

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

13. Export Sales Continued	Percentage and amount of revenues to external customers by product, as required by SFAS 131, paragraph 37, are as follows:

PRODUCT	MODEL	2008	2007

Humphrey Systems: P55 & A/B Scan	Pachymeter (P55), A/B Scan (P37)	270,640	548,902
MEDA Systems	P2000, P2200, P2500, P2700, P3700	21%	29%

Dicon diagnostic: Perimeter and corneal topographer	LD, TKS, CT	295,527	388,179
		23%	21%

UBM biomicroscope:	P40, P45, P60	257,951	512,644
		20%	27%

Blood Flow Analyzer:	BFA	58,330	256,511
		5%	14%

Glaid		197,477	-
		16%	0%

	Sub-Total	1,079,925	1,706,236
		86%	91%
Cataract removal sales (Precisionist and SIStem)	PHO, SIS (Surgical)	-	-
		0%	0%

Service, parts, disposables, and other		179,318	165,318
		14%	9%

	Total YTD Sales	1,259,243	1,871,554
		100%	100%

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

14. Savings Plan
In November 1996, the Company established a 401(k) Retirement Savings Plan for the Company’s officers and employees.  The Plan provisions include eligibility after six months of service, a three year vesting provision and nondiscriminatory no matching contributions at this time.  During the years ended December 31, 2008 and 2007, the Company made no contributions to the Plan.

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

15. Commitments and Contengencies
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

15. Commitments and Contengies Continued
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

The term of the agreement is for twelve months unless extended by mutual consent.  As compensation for its services, the Company agrees to provide equity Source Partners with an advisory fee equal to an aggregate of 3% of the outstanding shares of the Company's common stock.  In addition, the Company agrees to pay Equity Source Partners a cash fee equal to 7.5% of the gross proceeds from the sale of securities to investors that were introduced to the Company by Equity Source Partners and a cash fee equal to 3% of the gross proceeds received from the sale of securities to investors that were not introduced by Equity Source Partners.  The agreement terminated on August 14, 2008 when it was not extended by mutual consent for an additional time period.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

15. Commitments and Contengies Continued
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

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

15. Commitments and Contengies Continued
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

LACE also agrees to provide a twelve month warranty from the day of delivery on all Glaid devices supplied to the Company. If the defects cannot be corrected at the Company's facilities or at the facilities of trained Company repair centers, the products must then be returned to LACE for purposes of carrying out such repairs as required, and LACE agrees to return the repaired products to the Company or its designated agent or distributor within ten working days from the date of receiving such products, at no cost to the Company, and LACE will pay return freight costs. The Company additionally agrees to arrange for installation of the Glaid device at no cost to LACE. The Company further agrees to provide Company brand specific labeling to be applied to the LACE devices shipped directly to the Company's customers and distributors.  On March 12, 2009, the Distribution Agreement was mutually terminated by the Company and LACE due to the difficulties that the companies had in working together.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

15. Commitments and Contengies Continued
Legal Proceedings
In 2005, the Company settled a class action law suit of approximately $3.5 million.  The Company’s insurance deductible related to the class action law suit was $250,000.  Since the settlement was in 2005, the Company has made payments totaling $50,000.  The $200,000 represents the remaining accrual balance of the deductible.

On June 20, 2003, an action was brought against the Company by CitiCorp Vendor Finance, Inc., formerly known a Copelco Capital, Inc. in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030914195). The complaint claims that $49,626 plus interest is due for the leasing of three copy machines that were delivered to the Company's Salt Lake City facilities in or about April of 2000. The action also seeks an award of attorney’s fees and costs incurred in the collection. The Company filed an answer to the complaint disputing the amounts allegedly owed due to machine problems and a claimed understanding with the vendor. The Company returned two of the machines. The Company was engaged in settlement discussions with CitiCorp until counsel for CitiCorp withdrew from the case. New counsel for CitiCorp was appointed. Thereafter, there was a substitution of plaintiff, with CIT Technology Financing Services I, LLC as the new plaintiff. In June 2008, the Company filed an amended answer and a third party complaint. Pursuant to a notice from the court dated January 13, 2009 to show cause why the case should not be dismissed for failure to prosecute and a hearing held on March 3, 2009, the Company and CIT Technology Financing Services agreed to dismiss the case without prejudice. Settlement discussion may continue. The company has accrued $36,000 for this case until it has been settled.

On December 27, 2007, the Company entered into a settlement agreement with Larry Hicks to settle the lawsuit that he brought against the Company for payments due under a consulting agreement with the Company in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 030922220). Under the terms of the settlement agreement, the Company agreed to pay Mr. Hicks a total of $20,000, of which $7,500 was paid within seven days of the date of execution of the settlement agreement. The remaining amount owing of $12,500 was to be paid in five consecutive quarterly installments of $2,500 each, beginning in the first quarter of 2008 and ending in the first quarter of 2009. Payments of $2,500 each were made for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, and December 31, 2008.  The remaining balance of $2,500 due on March 31, 2009 is still outstanding and had not been paid as of the date of these financial statements.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

15. Commitments and Contengies Continued
On March 19, 2009, an action was brought against the Company by Pilot Freight Services in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 90405609), for payments due for shipping charges. The complaint claims the sum of $11,336 is due for unpaid shipping charges, together with accrued interest from the date the shipping charges became due, with the last shipping charge becoming due on October 22, 2008. The Company is in the process of investigating the claims made in the complaint and intends to file an answer in defense of the action.

The Company is not a party to any other material legal proceedings outside the ordinary course of its business or to any other legal proceedings, which, if adversely determined, would have a material adverse effect on its financial condition or results of operations.

Employment Agreements
Effective July 1, 2007, the Company entered into an amendment of the employment agreement with Mr. Cannefax, which extended the term of the employment agreement until January 5, 2009.  Under the terms of the amendment, Mr. Cannefax's annual base salary increased to $150,000. The initial base salary in the employment agreement dated January 5, 2006 was $125,000, which the Board of Directors increased to $140,000 as of July 1, 2006.  The amendment also provided for the granting of additional stock options to Mr. Cannefax to purchase an additional 4,500,000 shares of the Company's common stock at $.01 per share. These options vest in twelve equal monthly installments of 375,000 shares beginning on June 1, 2007 until such shares are vested.

On November 18, 2008, Mr. Raymond P.L. Cannefax was terminated as the Company’s Chief Executive Officer, therefore his options and warrants were not forfeited until 90 days after termination, therefore, options and warrants were outstanding at the end of December 31, 2008. Mr. Cannefax had served as the Company's President and Chief Executive Officer from January 5, 2006 to November 18, 2008.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

15. Commitments and Contengies Continued
Appointment of New President
On November 18, 2008, Stephen L. Davis was appointed as the Company's President, replacing Raymond P.L. Cannefax who was terminated by the Board of Directors.

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

On May 30, 2006, the Company entered into an agreement with Mr. Hemmer in which he acknowledged that the Company owed him a total of $12,500 for past services he rendered to the Company, including as a consultant, and the Company agreed to pay him the sum of $12,500 in twelve monthly installments of $1,000 each and a final monthly payment of $500.  The Company had paid $7,000 as of December 31, 2006 and the remaining balance of $5,500 during the year ended December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interest in consolidated financial statements, an amendment of ARB No. 51.  SFAS 160 will change ther accounting and reporting for minority interests, which will be recharacterized as noncontrolling interestand classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 is effective on January 1, 2009, and is not expected to have a material effect on the Company’s consolidated financial statements.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

16. Recent Accounting Pronouncements Continued
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intende to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand thier effects on an equity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, whichearly application encourage.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In May 2008, the FASBissued SFAS 162,  The Hierarchy of General Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting for selecting the principles used in preparation of finanancial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as general accepted but that are not subject to due process.  The board believes that GAAP hierarchy should be directed to entities because it is the entity (noits auditors0 that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The Company does not expect that adoption of FASB 162 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is an evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how SFAS 60, Accounting and Reporting by Insurance Enterprises, as amended, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities.  Early application is not permitted.  The Company does not expect that the adoption of FSP FAS 163 will have a material impact in its consolidated financial statements.

PARADIGM MEDICAL INDUSTRIES, INC.
Notes to Financial Statements
Continued

17. Subsequent Events
The Company received notice from the accredited investors holding the convertible notes dated February 28, 2006 and the convertible notes dated June 11, 2007 that on January 22, 2009, E-Lionheart, LLC and other third parties purchased $500,000 of the convertible notes dated February 28, 2006 and the $500,000 of the convertible notes date June 11, 2007.  The total purchase price of these convertible notes was $1,514,444.  Between February 18, 2009 and March 27, 2009, the third parties converted a total of $454,147 of the February 28, 2006 convertible notes at conversion prices ranging from $0.0009 to $0.00105 per share and received a total of 502,169,656 shares of the Company’s common stock pursuant to said conversions.  As of March 31, 2009, the Company had outstanding 517,901,422 shares of common stock.

On April 7, 2009, The Company signed a letter of intent with Fairhills Capital Offshort in which Fairhills Capital Committed to finance up to $1,800,000 through the purchase of promissory notes from the Company.  The letter of intent provides that $600,000 in notes will be purchased every three months over a nine month period, which the first purchase of $300,000 to be made at closing and the remainder to be purchased upon the satisfaction of financial objectives to be mutually determined between the Company and Fairhills Capital.  The convertible notes will bear interest at 6% per annum.  In addition, Fairhills Capital will have a right of first refusal on future financing transactions by the Company for as long as the notes remain outstanding.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by the annual report for the fiscal year ended December 31, 2008, the Company's management, with the participation of the President and Treasurer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Company's President and Treasurer concluded that, as of the end of the period covered by such report, the Company's disclosure controls and procedures were not effective and adequate.  The Company's independent registered public accounting firm advised the Company's Board of Directors of the following material weakness in its financial reporting: lack of sufficient resources to identify and properly address technical SEC and reporting issues.  Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to management, including the President and Treasurer, as appropriate  to allow timely decisions regarding required disclosure as of December 31, 2008.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of financial records.  The internal control system was designed to provide reasonable assurance to management and the Company's Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of the Company's management, including the Company's President and Treasurer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria or framework set forth in Internal Control - Integrated Framework issued by the Committed of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company's evaluation, the Company's management concluded that the Company's internal control over financial reporting was not effective.  The Company's independent registered public accounting firm advised the Company's Board of Directors of the following material weakness in its financial reporting: lack of sufficient resources to identify and properly address technical SEC and reporting issues.  In particular, the Company's management was not effective in identifying and following new accounting rules and new rules promulgated by the SEC.  The remedial plan to correct his material weakness includes management training and  the engagement of outside counsel to assist the Company's management in identifying and following such new accounting and SEC rules.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of March 31, 2008, the Company's executive officers and directors, their ages and their positions are set forth below:

Name	Age	Position
Stephen L. Davis	61	President and Treasurer
Randall A. Mackey, Esq.	62	Chairman of the Board and Director
David M. Silver, PhD.	67	Director
Keith D. Ignotz	62	Director
John C. Pingree	68	Director

The directors are elected for one year terms that expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified.

Stephen L. Davis has served as the Company's President since November 18, 2008.  Mr. Davis previously served as the Company's Vice President of Sales and Marketing from May 2007 to February 2008.  Since 2001, except during the period he served as the Company's Vice President of Sales and Marketing, Mr. Davis was President of S.L. Davis Group, Inc., which provides business development, distribution management and sales training services.  From 1991 to 1999, Mr. Davis was President, Chief Executive Officer, and Vice President of Sales and Marketing for Zinetics Medical, Inc., which manufactured and distributed medical devices for the gastroenterology and critical care markets.  Zinetics Medical, Inc. was purchased by Medtronic, Inc. and became Medtronic Functional Diagnostics/Zinetics Medical, Inc. in 1999, and Mr. Davis remained at the company from 1999 to 2001, serving as Site Director.  From 1988 to 1990, Mr. Davis was co-founder and Vice President of Sales and Marketing of Co-Care Medical Services, Inc., which owned and operated ophthalmic ambulatory surgery centers.  From 1986 to 1988, Mr. Davis was Western Regional Sales Manager for Ioptex Intraocular Lenses, Inc.  Mr. Davis received a B.S. degree in Sociology, with a minor in Business, from Brigham Young University.

Randall A. Mackey, Esq. has been the Company's Chairman of the Board since August 20, 2002, and a director since January 2000. He had served as a director of the Company from 1995 to 1998. Mr. Mackey has been President of the Salt Lake City law firm of Mackey Price Thompson & Ostler since 1992, and a shareholder and director of the firm and its predecessor firms since 1989. Mr. Mackey received a B.S. degree in Economics from the University of Utah in 1968, an M.B.A. degree from the Harvard Business School in 1970, a J.D. degree from Columbia Law School in 1975 and a B.C.L. degree from Oxford University in 1977. Mr. Mackey has also served as Chairman of the Board from 2001 to 2003, and as a director from 1998 to 2003 of Cimetrix, Incorporated, a software development company. Mr. Mackey has additionally served as Chairman of the Board from2000 to 2003 and as a trustee from 1993 to 2003 of Salt Lake Community College and as a member of the Utah State Board of Education from 2005 to 2008.

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

Appointment of New President

On November 18, 2008, Stephen L. Davis was appointed as the Company's President, replacing Raymond P.L. Cannefax who was terminated by the Board of Directors.  Mr. Cannefax had served as the Company's President and Chief Executive Officer from January 5, 2006 to November 18, 2008.

Resignation of Vice President, Treasurer and Chief Financial Officer

On January 16, 2009, Luis A. Mostacero resigned as the Company's Vice President of Finance, Treasurer and Chief Financial Officer to pursue other opportunities.  Mr. Mostacero served as Chief Financial Officer since January 8, 2008 and as Vice President of Finance since March 20, 2006.  Stephen L. Davis, the Company's President, has been appointed as the Treasurer until a new Treasurer is appointed.

Board Meetings and Committees

The Board of Directors held a total of eight meetings during the fiscal year ended December 31, 2008. No director attended fewer than 75% of all meetings of the Board of Directors during the 2008 fiscal year. The Audit Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey, Keith D. Ignotz and John C. Pingree. The Audit Committee met one time during the fiscal year. The Audit Committee is primarily responsible for reviewing the services performed by its independent public accountants and internal audit department and evaluating its accounting principles and its system of internal accounting controls. The Compensation Committee of the Board of Directors consists of directors Dr. David M. Silver, Randall A. Mackey, Keith D. Ignotz and John C. Pingree. The Compensation Committee met one time during the fiscal  year. The Compensation Committee is primarily responsible for reviewing compensation of executive officers and overseeing the granting of stock options.

Pursuant to Item 406 of Regulation S-K under the Securities Exchange Act of 1934, the Company has not yet adopted a code of ethics that applies to its principle executive officer, principal financial officer, controller or persons performing similar functions. The Company is still in the process of studying this issue and intends to adopt a code of ethics in the near future.

The Company's Board of Directors has determined that Keith D. Ignotz and John C. Pingree, who currently serve as directors of the Company as well as members of the Company's audit committee, are independent audit committee financial experts.

Item 10. Executive Compensation

The following table sets forth, for each of the last three fiscal years, the compensation received by Stephen L. Davis, who has served as President and Treasurer since November 18, 2008, Raymond P.L. Cannefax, who served as President and Chief Executive Officer from January 5, 2006 to November 18, 2008, and other executive officers whose salary and bonus for all services in all capacities exceed $100,000 for the fiscal years ended December 31, 2007, 2006 and 2005.

Summary Compensation Table

Name and Principal Position	Year	Salary$	Bonus($)	Stock Awards	Option Awards($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen L. Davis, President and Treasurer Raymond P.L. Cannefax, former President and Chief Executive Officer Luis A. Mostecero, former Vice President of Finance, Treasurer, and Chief Financial Officer	2008 2008 2007 2006 2008	$ 20,402 $ 132,955 143,330 127,940 $ 101,512	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -	$ 20,402 $ 132,955 143,330 127,940 $ 101,512

Supplemental All Other Compensation Table

Name	Year	Perks and Other Personal Benefits	Tax Reimburse- ments	Discounted Securities Purchases	Payments/ Accruals on Termin- ation Plans	Registrant Contribu- tions to Defined Contribu- tion Plans	Insurance Premiums	Dividends or Earnings on Stock or Option Awards	Other
Stephen L. Davis Raymond P.L. Cannefax Luis A. Mostecero	2008 2008 2007 2006 2008	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -

Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)
Stephen L. Davis Raymond P.L. Cannefax LuisA. Mostecero	- 5/1/07 1/5/06 3/16/09	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	- 4,500,000 4,500,000 200,000	- $.01 $.01 $.02

Outstanding Equity Awards At Fiscal Year End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexer- cisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen L. Davis Raymond P.L. Cannefax Luis A. Mostecero	0 0 0	0 0 0	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Option Exercises and Stock Vested for Fiscal 2008
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stephen L. Davis Raymond P.L. Cannefax Luis A. Mostecero	0 0 0	- - -	0 0 0	- - -

Pension Benefits for Fiscal 2008

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Stephen L. Davis Raymond P.L. Cannefax Luis A. Mostecero	None None None	- - -	- - -	- - -

Director Compensation

Outside directors are currently not paid a director's fee for their services but are reimbursed for their expenses in attending board and committee meetings. Directors are not precluded from serving the Company in any other capacity and receiving compensation therefore. The directors were not granted any options to purchase shares of the Company's common stock during 2007 or 2008.

Director Compensation for Fiscal 2007

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Keith D. Ignotz Randall A. Mackey John C. Pingree David M. Silver, PhD.	0 0 0 0	- - - -	- - - -	- - - -	- - - -	- - - -	0 0 0 0

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

Employment Agreement

The Company entered into an employment agreement with Raymond P.L. Cannefax, which commenced on January 5,2006 and expired on January 5, 2007. The employment agreement required Mr. Cannefax to devote substantially all of his working time as the Company's President and Chief Executive Officer, providing that he may be terminated for "cause" (as provided in the agreement) and prohibited him from competing with the Company for two years following the termination of his employment agreement. The employment agreement provided for the payment of an initial base salary of $125,000. The employment agreement also provided for salary increases and bonuses as shall be determined at the discretion of the Board of Directors, with the first review of the annual salary to be made as of June 30, 2006. The employment agreement further provided for the issuance of stock options to purchase 45,000 shares of the Company's common stock at $.01 per share. The options vested in twelve equal monthly installments of 3,750 shares, beginning on February 5, 2006 until such shares were fully vested.

In the event of a change of control of the Company, then all outstanding stock options granted to Mr. Cannefax would be immediately vested. A change of control would be deemed to have occurred if (i) a tender offer was made and consummated for the ownership of more than 25% of the Company's outstanding shares; (ii) the Company was merged or consolidated with another corporation and, as a result, less than 25% of the outstanding common shares of the surviving corporation shall be owned in the aggregate by the Company's former shareholders, as the same shall have listed prior to such merger or consolidation; (iii) the Company sold all or substantially all of its assets to another corporation that is not a wholly owned subsidiary or affiliate; (iv) as a result of any contested election for the Board of Directors, or any tender or exchange offer, merger of business combination or sale of assets, the persons who were directors of the Company before such a transaction ceased to constitute a majority of the Board of Directors; or (v) a person other than an officer or director of the Company acquired more than 20% of the outstanding shares of common stock of the Company.

Effective July 1, 2007, the Company entered into an amendment of the employment agreement with Mr. Cannefax, which extended the term of the employment agreement until January 5, 2009. Under the terms of the amendment, Mr. Cannefax's annual base salary increased to $150,000. The initial base salary in the employment agreement dated January 5, 2006 was $125,000, which the Board of Directors increased to $140,000 as of July 1, 2006. The amendment also provided for the granting of additional stock options to Mr. Cannefax to purchase an additional 45,000 shares of the Company's common stock at $.01 per share. These options vested in twelve equal monthly installments of 3,750 shares, beginning on June 1, 2007, until such shares were fully vested. On November 18, 2008, Mr. Cannefax was terminated by the Board of Directors. Under the terms of the 1995 Stock Option Plan, the stock options granted to Mr. Cannefax terminated 90 days after he was terminated by the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to beneficial ownership of the Company's common stock as of March 31, 2009 for (i) each executive officer (ii) each director, (iii) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares, and (iv) all directors and officers as a group.  All references to share and per-share data presented in this table have been adjusted to give effect to the 1-for-100 reverse stock split, effective December 5, 2008.

		Percentage of
Name and Address (1)	Number of Shares	Ownership
Stephen L. Davis	0	*
Dr. David M. Silver(2)	7,612	*
Randall A. Mackey (2)	7,250	*
Keith D. Ignotz (2)	5,257	*
John C. Pingree (2)	4,315	*
Executive officers and directors
as a group (five persons)	24,434	*
______________________
*Less than 1%.

(1)	Unless otherwise indicated, the address of each listed stockholder is c/o Paradigm Medical Industries, Inc., 2355 South 1070 West, Salt Lake City, Utah, 84119.

(2)
The amounts shown include shares that may be acquired currently, or within 60 days after March 31, 2009 through the exercise of stock options are follows: Dr. Silver, 7,250 shares; Mr. Mackey, 7,250 shares; Mr. Ignotz, 5,259 shares; and Mr. Pingree, 2,750 shares.

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and periodic changes in ownership of the Company's common stock with the Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all Section 16(a) reports they file.  Based solely on its review of the copies of stock reports received by it with respect to fiscal 2008, or written representations from certain reporting persons, the Company believes that its directors, officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 12. Certain Relationships and Related Transactions

The information set forth herein describes certain transactions between the Company and certain affiliated parties. Future transactions, if any, will be approved by a majority of the disinterested members and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

Randall A. Mackey, a director since January 21, 2000, and from 1995 to 1998,and Chairman of the Board since August 30, 2002, is president and a shareholder of the law firm of Mackey Price Thompson & Ostler, which rendered legal services in connection with various corporate matters. Legal fees and expenses paid to Mackey Price Thompson & Ostler for the fiscal years ended December 31, 2008 and 2007, totaled $60,000 and $156,000, respectively. As of December 31, 2008, the Company owed this firm $137,580, which is included in accounts payable.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
No.	Document Description

2.1	Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1	Certificate of Incorporation(l)
3.2	Amended Certificate of Incorporation
3.3	Bylaws(1)
4.1	Specimen Common Stock Certificate (2)
4.2	Specimen Series C Convertible Preferred Stock Certificate(3)
4.3	Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(3)
4.4	Specimen Series D Convertible Preferred Stock Certificate (4)
4.5	Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock (5)
4.6	Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (6)
10.1	Exclusive Patent License Agreement with PhotoMed(1)
10.2	1995 Stock Option Plan (1)
10.3	April 2005 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (the "Purchasers")(7)
10.4	Form of Convertible Note with each Purchaser(7)
10.5	Form of Stock Purchase Warrant with each Purchaser(7)
10.6	Security Agreement with Purchasers(7)
10.7	Intellectual Property Security Agreement with Purchasers(7)
10.8	Registration Rights Agreement with Purchasers(7)
10.9	Employment Agreement with Raymond P.L. Cannefax(8)
10.10	February 2006 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP(9)
10.11	Form of Callable Secured Convertible Note with each Purchaser(9)
10.12	Form of Stock Purchase Warrant with each Purchaser(9)
10.13	Security Agreement with Purchasers(9)
10.14	Intellectual Property Security Agreement with Purchasers(9)
10.15	Registration Rights Agreement with Purchasers(9)
10.16	Settlement Agreement with Dr. Joseph W. Spadafora (10)
10.17	Worldwide OEM Agreement with MEDA Co., Ltd. (11)

10.18	Second Amendment to the Registration Rights Agreement dated April 27, 2005 (12)
10.19	Second Amendment to the Registration Rights Agreement dated February 28, 2006 (12)
10.20	June 2007 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners L1, LLP (13)
10.21	Form of Convertible Note with each Purchaser (13)
10.22	Form of Stock Purchase Warrant with each Purchaser (13)
10.23	Security Agreement with Purchasers (13)
10.24	Intellectual Property Agreement with Purchasers (13)
10.25	Registration Rights Agreement with Purchasers (13)
10.26	December 2007 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (14)
10.27	Form of Convertible Note with each Purchaser (14)
10.28	Form of Stock Purchase Warrant with each Purchaser (14)
10.29	Security Agreement with Purchasers (14)
10.30	Intellectual Property Agreement with Purchasers (14)
10.31	Registration Rights Agreement with Purchasers (14)
10.32	Agreement with Equity Source Partners, LLC (15)
10.33	Distribution Agreement with LACE Elettronica srl (15)
10.34	Letter of Intent with Fairhills Capital Offshore, LLC
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane's-Oxley Act of2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3)	Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(4)	Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(5)	Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(6)	Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
(7)	Incorporated by reference from Current Report on Form 8-K, as filed on May 18, 2005.
(8)	Incorporated by reference from Current Report on Form 8-K, as filed on January 18, 2006.
(9)	Incorporated by reference from Current Report on Form 8-K, as filed on March 1, 2006.
(10)	Incorporated by reference from Registration Statement on Form SB-2, as filed on June 15, 2006.
(11)	Incorporated by reference from Current Report on Form 8-K, as filed on June 19, 2006.
(12)	Incorporated by reference from Registration Statement on Form SB-2, as filed on April 16, 2007.
(13)	Incorporated by reference from Report on Form 10-QSB, as filed on August 17, 2007.
(14)	Incorporated by reference from Current Report on Form 8-K, as filed on January 7, 2008.
(15)	Incorporated by reference from Annual Report on Form 10-KSB, as filed on May 16, 2008.

(b) Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services

Fees for the 2008 annual audit of the financial statements and related quarterly review services were $44,527. Fees in 2008 related to the review of registration statements and assistance in responding to SEC comments were $33,000.  Fees in 2008 for valuation of the embedded derivatives in the Company's convertible notes were $54,344.  Fees in 2008 for edgarization of SEC filing were $11,240.  Fees in 2008 for tax return preparation were $2,500. There were no fees in 2008 for meetings and other consultation.

Fees for the 2007 annual audit of the financial statements and related quarterly review services were $31,893. Fees in 2007 related to the review of registration statements and assistance in responding to SEC comments were $675. Fees in 2007 for edgarization of filings were $4,565. Fees in 2007 for tax return preparation were $2,350. There were no fees in 2007 for meetings and other consultation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

PARADIGM MEDICAL INDUSTRIES, INC.

Dated: April 14, 2009	By:	/s/ Stephen L. Davis
Stephen L. Davis
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

Signature	Title	Date

/s/ Stephen L. Davis	President and Treasurer	April 14, 2009
Stephen L. Davis	(Principal Executive, Financial
and Accounting Officer)

/s/ Randall A. Mackey	Chairman of the Board and Director	April 14, 2009
Randall A. Mackey

/s/ David M. Silver, Ph.D.	Director	April 14, 2009
David M. Silver, Ph.D.

/s/ Keith D. Ignotz	Director	April 14, 2009
Keith D. Ignotz

/s/ John C. Pingree	Director	April 14, 2009
John C. Pingree