Form 10-Q
period 2009-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2009-05-15
CIK 916444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	519,251,922
Title of Class	Number of Shares
Outstanding as of
May 14, 2009

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company).

PARADIGM MEDICAL INDUSTRIES, INC.
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

ii

 PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
Assets	(Unaudited)
Current assets
Cash	$44,000	$27,000
Receivables, net	111,000	207,000
Inventories, net	632,000	659,000
Prepaid and other assets	30,000	16,000
Total current assets	817,000	909,000
Property and equipment, net	10,000	11,000
Goodwill	339,000	339,000
Total assets	$1,166,000	$1,259,000
Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$441,000	$463,000
Related party payable	141,000	131,000
Accrued liabilities	608,000	559,000
Convertible notes payable, net of debt discount of $1,000 and $39,000, respectively	1,632,000	2,052,000
Total current liabilities	2,822,000	3,205,000
Convertible notes payable, net of debt discount of $199,000 and $239,000, respectively	1,942,000	1,802,000
Derivative liabilities	1,000	10,000
Total long-term liabilities	1,943,000	1,812,000
Total liabilities	4,765,000	5,017,000
Commitments and contingencies	-	-
Stockholders' (Deficit):
Preferred stock, authorized:5,000,000 shares, $00l par value
Series A
Authorized: 500,000 shares; issued and outstanding: 5,627 shares at March 31, 2009	-	-
Series B
Authorized: 500,000 shares; issued and outstanding: 8,986 shares at March 31, 2009	-	-
Series C
Authorized: 30,000 shares; issued and outstanding: zero shares at March 31, 2009	-	-
Series D
Authorized: 1,140,000 shares; issued and outstanding: 5,000 shares at March 31, 2009	-	-
Series E
Authorized: 50,000 shares; issued and outstanding: 250 shares at March 31, 2009	-	-
Series F
Authorized: 50,000 shares; issued and outstanding: 4,398.75 shares at March 31, 2009	-	-
Series G
Authorized: 2,000,000 shares; issued and outstanding: 588,235 shares at March 31, 2009	1,000	1,000
Common Stock, Authorized:
1,400,000,000 shares, $.001 par value; issued and outstanding: 517,901,448 and 15,159,807, respectively	518,000	15,000
Additional paid-in capital	58,299,000	58,359,000
Accumulated deficit	(62,417,000)	(62,133,000)
Total stockholders' (Deficit)	(3,599,000)	(3,758,000)
Total liabilities and stockholders' (Deficit)	$1,166,000	$1,259,000

The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
Sales	$153,000	$229,000
Cost of Sales	71,000	142,000
Gross Profit	82,000	87,000
Operating Expenses:
Sales and Marketing	(46,000)	(183,000)
General and administrative	(128,000)	(222,000)
Research and development	(64,000)	(88,000)
Total Operating Expense	(238,000)	(493,000)
Operating Income (Loss)	(156,000)	(406,000)
Other Income and (Expenses):
Interest expense - accretion of debt discount	(62,000)	(185,000)
Gain/(loss) on derivative valuation	8,000	121,000
Interest expense	(72,000)	(77,000)
Interest income	--	1,000
Total Other Income (Expenses)	(126,000)	(140,000)
Income (loss) before provision for income	(282,000)	(546,000)
Provision for income taxes	--	--
Net loss	$(282,000)	$(546,000)

Earnings (loss) Per Common Share - Basic	$(0.00)	$(0.08)
Earnings (loss) Per Common Share - Diluted	$(0.00)	$(0.08)
Weighted Average Common Share - Basic	155,854,759	7,003,904
Weighted Average Common Share - Diluted	155,854,759	7,003,904

The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2009	2008
Net (loss)	$(282,000)	$(546,000)
Adjustment to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	1,000	2,000
Stock Option Valuation	--	7,000
Change in Fair Value of Derivative Liabilities	(9,000)	(121,000)
Beneficial Conversion Interest	62,000	185,000
(Increase) Decrease from Changes in:
Accounts Receivable	96,000	195,000
Inventories	27,000	(77,000)
Prepaid and Other Assets	(14,000)	(9,000)
Increase (Decrease) in:
Accounts Payable	(12,000)	(1,000)
Accrued Liabilities	48,000	74,000
Net Cash Used in Operating Activities	(83,000)	(291,000)

Cash Flow from Investing Activities:
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Convertible Notes	100,000	-
Net Cash Provided by Financing Activities	100,000	-

Net Change in Cash	17,000	(291,000)
Cash, Beginning of Period	27,000	321,000
Cash, End of Period	44,000	30,000
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$-	$-
Cash Paid for Income Taxes	$-	$-
Non-Cash Transaction:
Notes Converted into Common Stock	$458,000	$112,000

The accompanying notes are an integral part to these condensed financial statements

PARADIGM MEDICAL INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Financial Statement Presentation

The accompanying condensed financial statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for  the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Net Loss Per Share

Net loss per common share is computed on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents consist of convertible preferred stock, common stock options and warrants. Common Stock equivalent shares are excluded from the computation when their effect is anti-dilutive. Other common stock equivalents consisting of options and warrants to purchase 660,094 and 653,344 shares of common stock and preferred stock convertible into 6,125 and 6,125 shares of common stock, and outstanding commitments to issue shares underlying the convertible notes into 6,290,328,333 and 95,402,350 shares of common stock at March 31, 2009 and 2008, respectively, have been considered but have not been included in loss periods because their inclusion would have been anti-dilutive.

The following table is a reconciliation of the basic and fully diluted earnings per share for the nine month periods ended March 31, 2009 and March 31, 2008:

	Three Months Ended
	March 31,
	2009	2008
Basic weighted average shares outstanding	155,854,759	7,003,904
Diluted weighted average shares outstanding	155,854,759	7,003,094
Net loss	$(282,000)	$(566,000)
Per share amount basic	$(0.00)	$(0.08)
Per share amount diluted	$(0.00)	$(0.08)

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

The warrants are exercisable until five years from the date of issuance at a purchase price of $20 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the callable secured convertible notes issued pursuant to the securities purchase agreement.

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

As of March 31, 2009, there was an outstanding balance of $1,251,405 in principle remaining on the convertible notes.  During the three months ended March 31, 2009 and 2008, the Company issued 2,229,100 and 2,538,932 shares of common stock for the conversion of $6,062 and $112,168 of convertible notes, respectively.

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

The warrants are exercisable until five years from the date of issuance at a purchase price of $10 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, the Company will not receive any proceeds therefrom. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the callable secured convertible notes issued pursuant to the securities purchase agreement.

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

The Company received notice from the accredited investors holding convertible notes dated June 28, 2006 and  convertible notes dated April 30, 2007, that on January 22, 2009, E-Lionheart, LLC and other third parties purchased $500,000 of the convertible notes dated June 28, 2006 and the $500,000 of convertible notes dated April 30, 2007.  The total purchase price of these convertible notes was $1,514,444.  Between February 18, 2009 and March 27, 2009, the third parties converted a total $452,406 of  the June 28, 2006 convertible notes at conversion prices ranging from $.0009 to .00105 per share and received a total of 500,511,410 shares of the Company's common stock pursuant to said conversions.

As of March 31, 2009, there was an outstanding balance of $881,869 in principle remaining on the convertible notes.  During the three months ended March 31, 2009 and 2008, the Company issued 500,511,410 and no shares of common stock for the conversion of $452,406 and $0.00 of convertible notes, respectively.

June 11, 2007 Sale of $500,000 in Callable Secured Convertible Notes: To obtain further funding for the Company's ongoing operations, the Company entered into a third securities purchase agreement on June 11, 2007 with the same four accredited investors for the sale of (i) $500,000 in callable secured convertible notes and (ii) warrants to purchase 100,000 shares of its common stock. The investors disbursed $500,000 to the Company on June 11, 2007.

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

As of March 31, 2009, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

As of March 31, 2009, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

As of March 31, 2009, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

June 16, 2008 Sale of $310,000 in Callable Secured Convertible Notes:  To obtain additional funding for the Company's ongoing operations, the Company entered into a fifth securities purchase agreement on June 16, 2008 with three accredited investors for the sale of (i) $310,000 in convertible notes and (ii) warrants to purchase 100,000 shares of its common stock.  The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $310,000 as follows:

•	$110,000 were disbursed on June 16, 2008;
•	$100,000 were disbursed on July 14, 2008 after the Company filed a Schedule 14A preliminary proxy statement for a reverse stock split with the Securities and Exchange Commission; and
•	$100,000 will be disbursed on January 20, 2009.

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

As of March 31, 2009, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

The $191,913 in convertible notes have a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.431 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due. Prepayment of the convertible notes is to be made in cash equal to either (a) 135% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 145% of the outstanding principal and accrued interest for prepayments occurring between 31 and 90 days following the issue date of the notes; or (c) 150% of the outstanding principal and accrued interest for prepayments occurring after the 90th day following the issue date of the notes.

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

As of March 31, 2009, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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
•
The contingent put feature, which upon the occurrence of certain events of default, including (i) the Company's failure to pay the principle and interest thereon when due on the notes; (ii) bankruptcy, insolvency, reorganization, liquidation proceedings instituted by or against the Company; (iii) any money judgment is entered against the Company for more than $50,000, which remains unvacated, unbonded, or unstayed for more than twenty days; and (iv) the delisting of the Company's common stock, allows the investor to require the Company to redeem the convertible notes at 130% of the principal amount.  Although the put  feature was determined to be an embedded derivative which requires bifurcation, the Company believes the likelihood of this feature being exercised is remote and accordingly no value was ascribed to this particular put feature.  The Company is required to continue to evaluate our accounting and valuation for this put feature.  The Company will continue to monitor the probability of this particular put feature being exercised and its impact to the Company's valuation of embedded derivatives in future periods.

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

At March 31, 2009, the carrying amount on the notes was $3,574,000, net of the unamortized debt discount of $200,000.  Interest expense on the notes totaled $134,000 for the period ended March 31, 2009, which consisted of $62,000 of normal accretion of the note discount and $72,000 of accrued interest on the outstanding note balance for the period.  The fair value of the embedded derivatives and warrants decreased by a total of $8,000 during the quarter ended March 31, 2009, which consisted of a decrease in the fair value of the embedded derivatives of $4,000 and the fair value of the warrants of $4,000.  Accordingly, the Company recorded a gain on derivative valuation to the statement of operations of $8,000 for the year ended March 31, 2009.

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

The Company received notice from the accredited investors holding convertible notes dated June 28, 2006 and convertible notes dated April 30, 2007, that on January 22, 2009, E-Lionheart, LLC and other third parties purchased $500,000 of the convertible notes dated June 28, 2006 and the $500,000 of convertible notes dated April 30, 2007.  The total purchase price of these convertible notes was $1,514,444. Between February 18, 2009 and March 27, 2009, the third parties converted a total $452,406 of the June 28, 2006 convertible notes at conversion prices ranging from $.0009 to .00105 per share and received a total of 500,511,410 shares of the Company's common stock pursuant to said conversions.  As of March 31, 2009, the Company had outstanding 517,901,448 shares of common stock.

Simple Conversion Calculation

The number of shares of common stock issuable upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, December 23, 2007, June 16, 2008, and August 29, 2008 is determined by dividing that portion of the principal of the notes to be converted and interest by the conversion price. For example, assuming conversion of $3,774,197 principal amount of the convertible notes on March 31, 2009 (consisting of $5,060,000 in convertible notes that were sold to the four investors pursuant to securities purchase agreements dated April 27, 2005, February 28, 2006, June 11, 2007, December 24, 2007, and June 16, 2008, plus $389,010 in convertible notes issued on December 19, 2007, and $191,913 in convertible notes issued on August 29, 2008, in payment of past due interest on the notes, less $1,866,726 in notes converted during the period from June 12, 2005 to March 31, 2009) and a conversion price of $.0012 per share with a 55% discount, the number of shares issuable upon conversion would be:

$3,774,197/$.0012 x 45% = 6,290,328,333 shares.

The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, December 24, 2007, June 16, 2008, and August 29, 2008 is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,774,197 principal amount of the convertible notes (including accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of March 31, 2009 of $.0012 with a 55% discount:

% Below Market	Price Per Share	With 55% Discount	Number of Shares Issuable	% of Outstanding Shares*
25% 50% 75%	.0009 .0006 .0003	.000405 .00027 .000135	9,319,004,938 13,978,507,407 27,957,014,815	1,799% 2,699% 5,398%

*Based on 517,901,448 shares outstanding.

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

Failure to Repay Convertible Notes May Require Company Operations to Cease

On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of convertible notes.  On February 28, 2006, the Company entered into another securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of convertible notes.  On June 11, 2007, and December 24, 2007, the Company entered into third and fourth securities purchase agreements for the sale of an aggregate of $750,000 principal amount of convertible notes.  On December 19, 2007, the Company issued an additional $389,010 in convertible notes as payment of past due interest owing on the outstanding convertible notes.  On June 16, 2008, the Company entered into a fifth securities purchase agreement for the sale of an aggregate of $310,000 principal amount of convertible notes.  On August 29, 2008, the Company issued an additional $191,913 in convertible notes as payment of past due interest owing on the outstanding convertible notes.  These convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of the Company's common stock.  On March 31, 2009, the Company had $3,774,197 in convertible notes outstanding.  Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of the Company's property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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

Preferred Stock Conversions

Under the Company's Certificate of Incorporation, holders of the Company's Class A and Class B preferred stock have the right to convert such stock into shares of the Company's common stock at the rate of 1.2 shares of common stock for each share of preferred stock. During the three months ended March 31, 2009, no shares of Series A preferred stock and no shares of Series B preferred stock were converted to the Company's common stock.

Holders of Series D preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended March 31, 2009, no shares of Series D preferred stock were converted to the Company's common stock.

Holders of Series E preferred have the right to convert such stock into shares of the Company's common stock at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2009, no shares of Series E preferred stock were converted to the Company's common stock.

Holders of Series F preferred have the right to convert such stock into shares of the Company's common stock  at the rate of 53.3 shares of common stock for each share of preferred stock. During the three months ended March 31, 2009, no shares of Series F preferred stock were converted to the Company's common stock.

Holders of Series G preferred have the right to convert such stock into shares of the Company's common stock at the rate of one share of common stock for each share of preferred stock. During the three months ended March 31, 2009, no shares of Series G preferred stock were converted to shares of the Company's common stock.

Warrants

The fair value of warrants granted as described herein is estimated at the date of grant using the Black-Scholes option pricing model. The exercise price per share is reflective of the then current market value of the stock. No grant exercise price was established at a discount to market. All warrants are fully vested, exercisable and nonforfeitable as of the grant date.  As a result of the financing the Company completed on April 27, 2005 involving the sale of $2,500,000 in convertible notes, the Company granted warrants to the noteholders to purchase  165,344 shares of its common stock.  The warrants have an exercise price of $20.00 per share and expire on April 27, 2010.  As a result of the financing the Company completed on February 28, 2006, involving the sale of $1,500,000 in convertible notes, the Company granted that warrants to the noteholders to purchase 120,000 shares of its common stock.  The warrants have an exercise price of $10.00 per share and expire on February 27, 2011.  As a result of the financing the Company completed on June 11, 2007, involving the sale of $500,000 in convertible notes, the Company granted warrants to the noteholders to purchase 100,000 shares of its common stock.  The warrants have an exercise price of $.50 per share and expire on June 11, 2014.  As a result of the financing the Company completed on December 23, 2007, involving the sale of $250,000 in convertible notes, the Company granted warrants to the noteholders to purchase 150,000 shares of its common stock.  The warrants have an exercise price of $.10 per share and expire on December 23, 2014.  As a result of the financing that the Company completed on June 16, 2008, involving the sale of $110,000 in convertible notes, the Company granted warrants to the noteholders to purchase 100,000 shares of its common stock.  The warrants have an exercise price of $.10 per share and expire on June 16, 2015.

Related Party Transactions

Payments for legal services to the firm of which the Company's Chairman of the Board is a partner were $10,000 and $30,000 for the three months ended March 31, 2009 and 2008, respectively.

Accrued Expenses

Accrued expenses consist of the following at March 31, 2009:

Litigation reserve	$236,000
Consulting and service reserve	28,000
Interest expense on notes payable	188,000
Payroll and employee benefits	15,000
Sales tax payable	5,000
Customer deposits	44,000
Accrued royalties	1,000
Warranty and return allowance	64,000
Other accrued expenses	27,000
Total	$608,000

Subsequent Events

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

On April 15, 2009, the Company entered into a Letter of Understanding with Costrugione Srumenti Oftalmici srl ("CSO"), an Italian company, to distribute and sell certain products manufactured by CSO.  The products to be distributed and sold by the Company include the Retimax, the next generation of standard ocular electrophysiology.  The Retimax performs innovative tests for the early screening and follow up of pathologies such as glaucoma, age related maculopaty, vascular retinal degeneration, and other optic nerve diseases.  Other CSO products to be sold by the Company include the Sirius Advanced Topographer and the Endothelium Microscope.

Under the terms of the Letter of Understanding, CSO will manufacture and supply products to be sold by the Company.  The products will have the Company's logo and markings.  The Company is granted the exclusive right to sell the products on an exclusive basis in North America for a period of twelve months.  The twelve month period will begin 60 days after the Retimax is approved by the FDA.  The exclusive right to sell the CSO products in North America is conditioned upon the Company selling an average of five Retimax units per month. The exclusive right to sell the CSO products will be reviewed every six months for the first two years and every year thereafter.  The Company and CSO may end their relationship at any time upon six months' prior written notice to the other party.

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to the Secured Convertible Term Notes (“the Notes”) entered into agreements on April 27, 2005; June 23, 2005; June 30, 2005; February 28, 2006; June 28, 2006; April 30, 2007; June 11, 2007; December 24, 2007; December 31, 2007, June 16, 2008, July 14, 2008, and August 29, 2008.  These Notes contain interrelated embedded derivatives, which include the fixed conversion feature, the variable conversion feature, the variable interest feature, and the contingent put feature.  Although the put feature was determined to be an embedded derivative which requires bifurcation, The Company believes the likelihood of this feature being exercised is remote and accordingly no value was ascribed to this particular put feature.  The Company is required to continue to evaluate its accounting and valuation for this put feature.  The Company will continue to monitor the probability of this particular put feature being exercised and its impact to the Company's valuation of embedded derivatives in future periods.  In the event the value of the put feature becomes material in the future, the Company will use a different model to value this feature along with the other embedded derivatives.

Based on the complex nature of these terms, including the put feature, the Company chose to employ a binomial lattice model to value these features.  The Company used the lattice model because it allows for the consideration of the dynamic and interrelated nature of the unique terms of these securities.  It takes into consideration that in each discrete period of time a stock can either go up or down (described as its “volatility”) and produces a range of potential future stock prices (and thus multiple values at those future points in time). A binomial lattice model assumes the price of the stock underlying the derivative follows one of the two price paths (stock price can either go up or down).  There are three general steps in constructing a binomial lattice model: (1) calculation of the stock price lattice, (2) calculation of the potentially applicable option values at each node based on the terms and conditions of the specific security, and (3) progressively calculating the security value at each node starting at the maturity of the security and working back to the present testing for the greater of the current period value or the probability weighted holding value of the security.  The following key inputs and assumptions were used to calculate the fair values of the embedded derivatives and the warrants:

•	Stock Price: This is the stock price as of the respective valuation date.
•
Fixed Conversion Price:  The fixed conversion price used in the valuation analysis was set equal to fixed conversion price (ranging from $20.00 to $9.00) per share for each of the Notes.  This is the fixed price at which the Investor can convert the Note into common stock.

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

•
Risk-Free Rate:  The appropriate risk free rate is the interest rate of a U.S. treasury note with a maturity equal to the maturity of the respective security.  As of March 31, 2009, the risk free interest rates ranged from 1.6% to 2.28%.  As of December 31, 2008, the risk free interest rates ranged from .11% to .88%.  As of December 31, 2007, the risk free interest rates ranged from 3.06% to 3.49%.

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

•
Monthly Intraday Trading Price:  The variable interest rate provision waives interest for a given month if the intraday trading price of the common stock exceeds $9.45 or $2.75 or $1.20 or $.70 (depending on Note) per share for every day within a given month.  We made a simplifying assumption that our various node prices were equivalent to this intraday trading price.

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

The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions for 2008: dividend yield of 0%; annual volatility of 200%; and risk free interest rates ranging from .37% to 1.8%.  No warrants were issued during 2008.

In the event that the Company is required to convert debentures into common stock, the Company is required to eliminate the pro rata portion of the derivative liability associated with the conversion, with a corresponding entry recorded to additional paid in capital.

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

The Company is engaged in the design, development, manufacture and sale of high technology diagnostic eye care products. Given the "going concern" status of the Company, management has focused efforts on those products and activities that will, in its opinion, achieve the most resource efficient short-term cash flow.  As seen in the results for the three months ended March 31, 2009, diagnostic products have been the major focus and the Photon™ and other extensive research  and development projects have been put on hold pending future evaluation when the Company's financial position improves.  The Company does not focus on a specific diagnostic product or products but, instead, on the entire diagnostic group.

Results of Operations

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Net sales for the three months ended March 31, 2009 decreased by $76,000, or 33%, to $153,000 as compared to $229,000 for the same period of 2008.  This reduction in sales was primarily due to limited working capital not allowing for the purchase of required raw materials to build existing orders.  The Company was also unable to implement its business plan for first quarter due to extreme cash flow limitations.  Continuing delays in funding had a negative affect on organizational growth objectives, which resulted in decreased sales of the P40, P45 and P60 Ultrasound Biomicroscopes, the P37, P37II and P2700 Ocular Ultrasound Diagnostic A/B Scan, the P2000 A-Scan Biometric Ultrasound Analyzer, the P2200 and P2500 Pachymetric Analyzers, and the Blood Flow Analyzer™.

For the three months ended March 31, 2009, sales from the Company’s diagnostic products totaled $127,000, or 83% of total revenues, compared to $185,000, or 80% of total revenues for the same period of 2008. The remaining 17% of sales, or $26,000 during the three months ended March 31, 2009, was from parts, disposables, and service revenue.

Sales of the Glaid device, or Perg, were $0 for the three months ended March 31, 2009 compared  to no sales for the same period in 2009.  Sales of the P60 UBM Ultrasound Biomicroscope increased by $68,000 to $73,000, or 44% of total revenues, for the three months ended March 31, 2009, compared to $5,000, or 2% of total revenues, for  the same period in 2007.  Sales of the Blood Flow Analyzer™ increased by $11,000 to 14,000 or 9% for the three months ended March 31, 2009, compared to net sales of $3,000, or 1% of total revenues, during the same period in 2008.  Sales from the P2700, P37, and P37-II A/B Scan Ocular Ultrasound Diagnostic devices decreased by $34,000 to $7,000, or 5% of total revenues for the three months ended March 31, 2009, compared to $41,000, or 18% of total revenues for the same period in 2008.  Sales of the P55, P2200, P2500 Pachymetric Analyzers, and the P2000 A-Scan Biometric Ultrasound Analyzer decreased by $7,000 to $0 or 0% of total revenues, for the three month period ended March 31, 2009, compared to $7,000, or 3% of total revenues, for the same period in 2008.  Combined sales of the LD 400, TKS 5000, and CT200 Autoperimetry Systems decreased by $97,000 to $33,000, or 22% of the total revenues, for the three months ended March 31, 2009, compared to $130,000, or 57% of total revenues, for the same period in 2008.

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

The Company anticipates reversing the downward trend in sales through additional efforts by the Company to gain more widespread support for the P60 UBM Ultrasound Biomicroscope, the Blood Flow Analyzer™, the LD400 Antoperimetry System, the P37-II Ocular Ultrasound Diagnostic A/B Scan, the 2200 and 2500 Pachymetric Analyzers, the P2000 A-Scan Biometric Ultrasound Analyzer, the new agreement with the Costrugione Srumenti Oftalmici ("CSO") organization and its ophthalmic products, and through increased clinical awareness, ongoing product development, improved marketing plans and strategic product replacement, and ongoing development of the LD400 perimeter.  The Blood Flow Analyzer™ is expected to have a new CPT reimbursement code for Medicare insurance providers issued by the end of 2009, reversing the downward sales trend it has experienced.

Gross profit for the three months ended March 31, 2009 increased by 15% to 53% of total revenues, compared to 38% of total revenues for the same period in 2008.  This increase in gross profit was mainly due to reductions in corporate expenditures as a result of improved operating efficiencies during the three months ended March 31, 2009.  There was no increase to cost of sales as a result of a charge to the reserve for obsolete inventory in 2008.

Marketing and selling expenses decreased by $137,000, or 75%, to $46,000, for the three months ended March 31, 2009, from $183,000 for the comparable period in 2008.  This decrease was due primarily to a reduction in overall marketing expenses, related travel expenses and a general reduction in staff.

General and administrative expenses decreased by $94,000, or 42%, to $128,000 for the three months ended March 31, 2009, from $222,000 for the comparable period in 2008.  This decrease was due primarily to a reduction in overall general and administrative expenses, including a reduction in salaries and hours worked by employees and travel expenses.  The bad debt allowance remained same from December 31, 2008 to $75,000 for the first three months ended December 31, 2008.

Also, during the three months ended March 31, 2009, the Company collected $58,000 in receivables that were previously allowed in the allowance for doubtful accounts.

Research, development and service expenses decreased by $24,000, or 27%, to $64,000 for the three months ended March 31, 2009, compared to $88,000 in the same period in 2008.  This decrease was mainly due to a reduction of funding available for the marketing of new products and a reduction in staff.

Gain and loss of derivative valuation for the three months ended March 31, 2009 decreased by $113,000, or 93%, to $8,000 as compared to $121,000 for the same period in 2008.

Interest expense–accretion of debt discount for the three months ended March 31, 2009 decreased by $123,000, or 66%, to $62,000 as compared to $185,000 for the same period in 2008.

Interest expense for the three months ended March 31, 2009 decreased by $5,000, or 6%, to $72,000 as compared to $77,000 for the same period in 2008.

Liquidity and Capital Resources

The Company used $83,000 in cash in operating activities for the three months ended March 31, 2009, compared to $291,000 for the three months ended March 31, 2008.  The decrease in cash used for operating activities for the three months ended March 31, 2009 was primarily attributable to the Company's net loss and decreases in inventory, and a significant decrease of the change of the fair value of derivative liabilities. There was no cash used for investment activities for the three months ended March 31, 2009, compared to no cash used for investment activities for the same period in 2008. Net cash used in financing activities was $100,000 for the three months ended March 31, 2009, compared to $-0- in the same period in 2008. The Company had a working capital deficit of $2,005,000 as of March 31, 2009. In the past, the Company has relied heavily upon sales of the Company's common and preferred stock to fund operations. There can be no assurance that such equity funding will be available on terms acceptable to the Company in the future.

As of March 31, 2009, the Company had net operating loss carryforwards (NOLs) of approximately $56 million. These loss carryforwards are available to offset future taxable income, if any, and have begun to expire in 2006 and extend through 2028. The Company's ability to use net operating loss carryforwards (NOLs) to offset future income is dependent upon certain limitations as a result of the pooling transaction with Vismed and the tax laws in effect at the time of the NOLs being utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of change of ownership.

As of March 31, 2009, the Company had accounts payable of $582,000, a significant portion of which was over 90 days past due, compared to accounts payable of $416,000  as of March 31, 2008. The Company has contacted many of the vendors or companies of payables past due in an effort to delay payment, negotiate settlement payment, or establish a longer term payment plan. While some companies have been willing to renegotiate the outstanding amounts, others have demanded payment in full. Under certain conditions, including but not limited to judgments rendered against the Company in a court of law, a group of creditors could force the Company into bankruptcy due to its inability to pay the liabilities arising out of such judgments at that time. In addition to the accounts payable noted above, the Company also has operating lease obligations that require the payment of approximately $110,000 in 2009, and $110,000 in 2008.  The Company leases office and warehouse space under a month-to-month operating lease agreement.

The Company has taken measures to reduce the amount of uncollectible accounts receivable such as a more thorough and stringent credit approval, improved product, training and instruction by sales personnel, and frequent direct communication with the customer subsequent to delivery of the system. The allowance for doubtful accounts was 40% of total outstanding receivables as of March 31, 2009, compared to 20% of total outstanding receivables as of March 31, 2008.

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

The Company carried an allowance for obsolete or estimated non-recoverable inventory of $231,000 at March 31, 2009 and $244,000 at March 31, 2008, or 27% and 21% of total inventory, respectively. The Company’s means of expansion and development of product has been largely from acquisition of businesses, product lines, existing inventory, and the rights to specific products. Through such acquisitions, the Company has acquired substantial inventory, some of which the eventual use and recoverability was uncertain.  On December 31, 2008, the Company disposed of $13,000 in obsolete inventory that had been previously reserved.

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

Effect of Inflation and Foreign Currency Exchange

The Company has not realized a reduction in the selling price of its products as a result of domestic inflation. Nor has it experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers. All sales transactions to date have been denominated in U.S. dollars.  The Company has experienced a higher cost for equipment manufactured for the Company by Tinsley in England due to exchange rate value of the pound sterling.

New Accounting Pronouncements

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

PART II  Other Information

Item 1.  Legal Proceedings

An action was filed on March 19, 2009 in the Third Judicial District Court, Salt Lake County, State of Utah (Civil No. 090405609) by Pilot Freight Services.  The complaint claims that $11,336 plus interest is due for shipping charges the Company incurred between April 2, 2008 and September 26, 2008.  The Company has until May 21, 2009 to file a response to the complaint.

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

The Company's obligation to issue shares upon conversion of the convertible notes issued on April 27, 2005, February 28, 2006, June 11, 2007, December 19, 2007, December 24, 2007, June 16, 2008, and August 29, 2008 is essentially limitless. The following is an example of the amount of shares of common stock that are issuable upon conversion of $3,774,197 principal amount of the convertible notes (including accrued interest), based on market prices 25%, 50%, and 75% below the market price, as of March 31, 2009 of $.0012 with a 55% discount:

% Below Market	Price Per Share	With 55% Discount	Number of Shares Issuable	% of Outstanding Shares*
25% 50% 75%	.0009 .0006 .0003	.000405 .00027 .000135	9,319,004,938 13,978,507,407 27,957,014,815	1,799% 2,699% 5,398%

*Based on 517,901,448 shares outstanding.

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

Failure to Repay Convertible Notes May Require Company Operations to Cease

On April 27, 2005, the Company entered into a securities purchase agreement for the sale of an aggregate of $2,500,000 principal amount of convertible notes.  On February 28, 2006, the Company entered into another securities purchase agreement for the sale of an aggregate of $1,500,000 principal amount of convertible notes.  On June 11, 2007, and December 24, 2007, the Company entered into third and fourth securities purchase agreements for the sale of an aggregate of $750,000 principal amount of convertible notes.  On December 19, 2007, the Company issued an additional $389,010 in convertible notes as payment of past due interest owing on the outstanding convertible notes.  On June 16, 2008, the Company entered into a fifth securities purchase agreement for the sale of an aggregate of $310,000 principal amount of convertible notes.  On August 29, 2008, the Company issued an additional $191,913 in convertible notes as payment of past due interest owing on the outstanding convertible notes.  These convertible notes are all due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of the Company's common stock.  The Company currently has $3,774,197 in convertible notes outstanding.  Any event of default such as the Company's failure to repay the principal or interest when due on the notes, the Company's failure to issue shares of common stock upon conversion by the noteholders, the Company's breach of any covenant, representation or warranty in the securities purchase agreement or related convertible notes, the assignment or appointment of a receiver to control a substantial part of the Company's property or business, the filing of a money judgment, writ or similar process against the Company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company, and the delisting of the Company's common stock could require the early repayment of the convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Callable Secured Convertible Notes and Warrants

June 11, 2007 Sale of $500,000 in Callable Secured Convertible Notes: To obtain further funding for the Company's ongoing operations, the Company entered into a third securities purchase agreement on June 11, 2007 with the same four accredited investors for the sale of (i) $500,000 in callable secured convertible notes and (ii) warrants to purchase 100,000 shares of its common stock. The investors disbursed $500,000 to the Company on June 11, 2007.

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

As of March 31, 2009, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

As of March 31, 2009, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

As of March 31, 2009, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

June 16, 2008 Sale of $310,000 in Callable Secured Convertible Notes:  To obtain additional funding for the Company's ongoing operations, the Company entered into a fifth securities purchase agreement on June 16, 2008 with three accredited investors for the sale of (i) $310,000 in convertible notes and (ii) warrants to purchase 100,000 shares of its common stock.  The sale of the convertible notes and warrants is to occur in three traunches and the investors are obligated to provide the Company with an aggregate of $310,000 as follows:

•	$110,000 were disbursed on June 16, 2008;
•	$100,000 were disbursed on July 14, 2008 after the Company filed a Schedule 14A preliminary proxy statement for a reverse stock split with the Securities and Exchange Commission; and
•	$100,000 will be disbursed on January 20, 2009.

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

As of March 31, 2009, there have been no conversions of these convertible notes.  Upon conversion of the convertible notes, the Company extinguishes the convertible debt and related embedded derivatives and no gain or loss is recorded on the Company's statements of operations as a result of said conversion.

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

The $191,913 in convertible notes bear interest at 2% per annum from August 29, 2008. Interest is computed on the basis of a 365-day year and is payable quarterly in cash. Any amount of principal or interest on the callable secured convertible notes that is not paid when due will bear interest at the rate of 15% per annum from the date due thereof until such amount is paid. The convertible notes mature on August 29, 2011, and are convertible into the Company's common stock at the noteholders' option, at the lower of (i) $2.00 or (ii) 45% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there i s no limit on the number of shares into which the notes may be converted.

The $191,913 in convertible notes have a call option under the terms of the notes. The call option provides the Company with the right to prepay all of the outstanding convertible notes at any time, provided there is no event of default by the Company and its stock is trading at or below $.431 per share. An event of default includes the failure by the Company to pay the principal or interest on the convertible notes when due. Prepayment of the convertible notes is to be made in cash equal to either (a) 135% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the notes; (b) 145% of the outstanding principal and accrued interest for prepayments occurring between 31 and 90 days following the issue date of the notes; or (c) 150% of the outstanding principal and accrued interest for prepayments occurring after the 90th day following the issue date of the notes.

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

The Company received notice from the accredited investors holding convertible notes dated June 28, 2006 and  convertible notes dated April 30, 2007, that on January 22, 2009, E-Lionheart, LLC and other third parties purchased $500,000 of the convertible notes dated June 28, 2006 and the $500,000 of convertible notes dated April 30, 2007.  The total purchase price of these convertible notes was $1,514,444.  Between February 18, 2009 and March 27, 2009, the third parties converted a total $452,406 of  the June 28, 2006 convertible notes at conversion prices ranging from $.0009 to .00105 per share and received a total of 500,511,410 shares of the Company's common stock pursuant to said conversions.  As of March 31, 2009, the Company had outstanding 517,901,448 shares of common stock.

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

On April 15, 2009, the Company entered into a Letter of Understanding with Costrugione Srumenti Oftalmici srl ("CSO"), an Italian company, to distribute and sell certain products manufactured by CSO.  The products to be distributed and sold by the Company include the Retimax, the next generation of standard ocular electrophysiology.  The Retimax performs innovative tests for the early screening and follow up of pathologies such as glaucoma, age related maculopaty, vascular retinal degeneration, and other optic nerve diseases.  Other CSO products to be sold by the Company include the Sirius Advanced Topographer and the Endothelium Microscope.

Under the terms of the Letter of Understanding, CSO will manufacture and supply products to be sold by the Company.  The products will have the Company's logo and markings.  The Company is granted the exclusive right to sell the products on an exclusive basis in North America for a period of twelve months.  The twelve month period will begin 60 days after the Retimax is approved by the FDA.  The exclusive right to sell the CSO products in North America is conditioned upon the Company selling an average of five Retimax units per month. The exclusive right to sell the CSO products will be reviewed every six months for the first two years and every year thereafter.  The Company and CSO may end their relationship at any time upon six months' prior written notice to the other party.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B or are incorporated by reference to previous filings.

Exhibit
No.	Document Description
2.1	Amended Agreement and Plan of Merger between Paradigm Medical Industries, Inc., a California corporation and Paradigm Medical Industries, Inc., a Delaware corporation(1)
3.1	Certificate of Incorporation(l)
3.2	Amended Certificate of Incorporation
3.3	Bylaws(1)
4.1	Specimen Common Stock Certificate (2)
4.2	Specimen Series C Convertible Preferred Stock Certificate(3)
4.3	Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock(3)
4.4	Specimen Series D Convertible Preferred Stock Certificate (4)
4.5	Certificate of the Designations, Powers, Preferences and Rights of the Series D Convertible Preferred Stock(5)
4.6	Certificate of Designations, Powers, Preferences and Rights of the Series G Convertible Preferred Stock (6)
10.1	Exclusive Patent License Agreement with PhotoMed(1)
10.2	1995 Stock Option Plan (1)
10.3	April 2005 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (the "Purchasers")(7)
10.4	Form of Convertible Note with each Purchaser(7)
10.5	Form of Stock Purchase Warrant with each Purchaser(7)
10.6	Security Agreement with Purchasers(7)
10.7	Intellectual Property Security Agreement with Purchasers(7)
10.8	Registration Rights Agreement with Purchasers(7)
10.9	Employment Agreement with Raymond P.L. Cannefax(8)
10.10	February 2006 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP(9)
10.11	Form of Callable Secured Convertible Note with each Purchaser(9)
10.12	Form of Stock Purchase Warrant with each Purchaser(9)
10.13	Security Agreement with Purchasers(9)
10.14	Intellectual Property Security Agreement with Purchasers(9)
10.15	Registration Rights Agreement with Purchasers(9)
10.16	Settlement Agreement with Dr. Joseph W. Spadafora (10)
10.17	Worldwide OEM Agreement with MEDA Co., Ltd. (11)
10.18	Second Amendment to the Registration Rights Agreement dated April 27, 2005 (12)
10.19	Second Amendment to the Registration Rights Agreement dated February 28, 2006 (12)
10.20	June 2007 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners L1, LLP (13)
10.21	Form of Convertible Note with each Purchaser (13)
10.22	Form of Stock Purchase Warrant with each Purchaser (13)
10.23	Security Agreement with Purchasers (13)
10.24	Intellectual Property Agreement with Purchasers (13)
10.25	Registration Rights Agreement with Purchasers (13)
10.26	December 2007 Securities Purchase Agreement with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLP (14)
10.27	Form of Convertible Note with each Purchaser (14)
10.28	Form of Stock Purchase Warrant with each Purchaser (14)
10.29	Security Agreement with Purchasers (14)
10.30	Intellectual Property Agreement with Purchasers (14)
10.31	Registration Rights Agreement with Purchasers (14)
10.32	Agreement with Equity Source Partners, LLC (15)
10.33	Distribution Agreement with LACE Elettronica srl (15)
10.34	Letter of Intent with Fairhills Capital Offshore, LLC (16)
10.35	Letter of Understanding with Costrugione Srumenti Oftalmici
31.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Registration Statement on Form SB-2, as filed on March 19, 1996.
(2)	Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2, as filed on May 14, 1996.
(3)	Incorporated by reference from Annual Report on Form 10-KSB, as filed on April 16, 1998.
(4)	Incorporated by reference from Registration Statement on Form SB-2, as filed on April 29, 1999.
(5)	Incorporated by reference from Report on Form 10-QSB, as filed on August 16, 2000.
(6)	Incorporated by reference from Report on Form 10-QSB, as filed on November 14, 2003.
(7)	Incorporated by reference from Current Report on Form 8-K, as filed on May 18, 2005.
(8)	Incorporated by reference from Current Report on Form 8-K, as filed on January 18, 2006.
(9)	Incorporated by reference from Current Report on Form 8-K, as filed on March 1, 2006.
(10)	Incorporated by reference from Registration Statement on Form SB-2, as filed on June 15, 2006.
(11)	Incorporated by reference from Current Report on Form 8-K, as filed on June 19, 2006.
(12)	Incorporated by reference from Registration Statement on Form SB-2, as filed on April 16, 2007.
(13)	Incorporated by reference from Report on Form 10-QSB, as filed on August 17, 2007.
(14)	Incorporated by reference from Current Report on Form 8-K, as filed on January 7, 2008.
(15)	Incorporated by reference from Annual Report on Form 10-KSB, as filed on May 16, 2008.
(16)	Incorporated by reference from Annual Report on Form 10-K, as filed on April 15, 2009.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIGM MEDICAL INDUSTRIES, INC.

May 15, 2009	/s/ Stephen L. Davis
Stephen L. Davis
President and Treasurer
(Principal Executive Officer, Principal Financial
Officer, and Principal Accounting Officer)