Form 10-Q/A
period 2009-03-31
PARADIGM MEDICAL INDUSTRIES INC
filed 2009-08-05
CIK 916444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.

FORM 10-Q/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___ to ___

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

Item 3.  Controls and Procedures

Disclosures Controls and Procedures

As of the end of the period covered by the quarterly report for the period ended March 31, 2009, the Company's management, with the participation of the President and Treasurer, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Company's President and Treasurer concluded that, as of the end of the period covered by such report, the Company's disclosure controls and procedures were not effective and adequate.  The Company's independent registered public accounting firm advised the Company's Board of Directors of the following material weakness in its financial reporting: lack of sufficient resources to identify and properly address technical SEC and reporting issues.  Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this report, are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to management, including the President and Treasurer, as appropriate  to allow timely decisions regarding required disclosure as of March 31, 2009.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of financial records.  The internal control system was designed to provide reasonable assurance to management and the Company's Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of the Company's management, including the Company's President and Treasurer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2009.  In making this assessment, management used the criteria or framework set forth in Internal Control - Integrated Framework issued by the Committed of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the Company's evaluation, the Company's management concluded that the Company's internal control over financial reporting was not effective.  The Company's independent registered public accounting firm advised the Company's Board of Directors of the following material weakness in its financial reporting: lack of sufficient resources to identify and properly address technical SEC and reporting issues.  In particular, the Company's management was not effective in identifying and following new accounting rules and new rules promulgated by the SEC.  The remedial plan to correct his material weakness includes management training and  the engagement of outside counsel to assist the Company's management in identifying and following such new accounting and SEC rules.

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

PARADIGM MEDICAL INDUSTRIES, INC.

August 5, 2009	/s/ Stephen L. Davis
Stephen L. Davis
President and Treasurer
(Principal Executive Officer, Principal Financial
Officer, and Principal Accounting Officer)